Form 10QSB
period 1996-03-31
GLOBAL CASINOS INC
filed 1996-05-17
CIK 727346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended March 31, 1996

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
                          For the transition period from ________ to _________ Commission file number 0-15415


                              GLOBAL CASINOS, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Utah                                          87-0340206
_________________________________                     _____________________
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

1777 S. Harrison Street, Skydeck, Denver, Colorado            80210
__________________________________________________     ___________________
(Address of Principal Offices)                                (Zip Code)

Registrant's telephone number, including area code:      (303) 756-3777
                                                         ________________

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /   No  /  /

As of April 30, 1996, 12,518,792 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes  /  /   No  / X /

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet at March 31, 1996 (unaudited) and June 30, 1995

               Statement of Operations for the Three Months Ended March 31, 1996 and March 31, 1995 (unaudited)

               Statement of Operations for the Nine Months Ended March 31, 1996 and March 31, 1995 (unaudited)

               Statement of Cash Flows for the Nine Months Ended March 31, 1996 and March 31, 1995 (unaudited);

               Notes to Unaudited Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          The accompanying Balance Sheet at March 31, 1996, the Statement of Operations for the Three Months Ended March 31, 1996 and March 31, 1995, the Statement of Operations for the Nine Months Ended March 31, 1996 and March 31, 1995, and Statement of Cash Flows for the Nine Months Ended March 31, 1996 and March 31, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                       GLOBAL CASINOS, INC. & SUBSIDIARIES

                           Consolidated Balance Sheet

ASSETS                                        March 31,
                                                1996         June 30,
                                             (unaudited)       1995
                                             ___________     _________
Current assets:
  Cash                                         $909,375      $564,996
  Restricted cash                                     0        20,985
  Receivables, related parties                   75,526       132,819
  Receivables, net                               55,486        66,062
  Inventories                                    26,304        24,804
  Interest receivable                            86,165        12,910
  Prepaid expenses                               27,849        15,620
  Current portion of note receivables           232,871        85,669
                                              _________       _________
Total current assets                          1,413,576       923,865

Property, plant and equipment:
  Land                                          931,672       931,672
  Buildings                                   5,521,893     5,521,893
  Equipment                                   2,042,871     2,734,129
                                              _________       _________
                                              8,496,436     9,187,694

  Accumulated depreciation                     (987,238)     (938,848)
                                              _________       _________
Net property, plant and equipment             7,509,198     8,248,846

Other assets, net of amortization                80,493       211,603
Leasehold and contract rights, net of
  amortization $623,299 at March 31,
  1996 and $460,622 at June 30, 1995          2,505,101     2,469,408
Note receivables, net of current portion      1,478,315     1,482,981

Total Assets                                $12,986,683   $13,336,703
                                            ===========   ===========

                       GLOBAL CASINOS, INC. & SUBSIDIARIES

                           Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY          March 31,
                                               1996          June 30,
                                             (unaudited)       1995
                                             ___________    _________
Current liabilities:
  Accounts payable                             $696,829      $815,669
  Accrued expenses                              937,806       965,473
  Accrued interest                              574,799       674,321
  Notes payable-related parties                  52,376        54,879
  Debt subject to equity conversion                   0       597,500
  Current portion of long-term debt,
    including debt in default                 6,234,812     6,649,601
  Mandatory Redeemable Convertible
  Preferred Stock in default                    338,360       346,500
                                              _________    __________
             Total current liabilities        8,834,982    10,103,943

Long-term debt, less current portion             45,959        66,554
Minority interest                                22,799        69,955

Stockholders' equity:
  Preferred stock-Convertible non-voting,
  $2 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares,
     1,233,000 and 743,000 at June 30,
     1995 and March 31, 1996, respectively    1,350,416     2,241,000
  Common stock, $0.005 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares,
     9,551,080 and 12,518,792 at June 30,
     1995 and March 31, 1996, respectively       61,305        48,081

     Additional paid in capital               7,405,575     5,390,437
     Retained deficit                        (4,734,353)   (4,583,267)
                                              _________    __________
             Total stockholders' equity       4,082,943     3,096,251
                                              _________    __________

Total liabilities and stockholders' equity   $12,986,683  $13,336,703
                                             ===========  ===========

                             See accompanying notes.


                       GLOBAL CASINOS, INC. & SUBSIDIARIES

                      Consolidated Statements of Operations

                                                 Three months ended
                                              March 31,      March 31,
                                               1996           1995
                                             (unaudited)    (unaudited)
                                              _________    __________
Revenues:
  Casino revenues                            $2,107,195    $2,125,944
  Food and beverage                             122,832        68,172
  Other                                           1,089         9,443
                                              _________    __________
Net revenue                                   2,231,116     2,203,559

Expenses:
  Operating, general and administrative       1,731,776     1,920,421
  Depreciation                                  107,365       135,800
  Amortization                                   98,065        91,450
                                              _________    __________
Total operating expenses                      1,937,206     2,147,671

Income from operations before other expense     293,910        55,888

Other income (expense)
  Interest income                                41,503       105,259
  Interest expense                             (227,955)     (155,380)
                                              _________    __________
                                               (186,452)      (50,121)
                                              _________    __________
Income from operations                          107,458         5,767

Foreign currency loss                                 0       (29,898)
Minority interest                               (10,399)      (29,754)
                                              _________    __________

Net income (loss)                               $97,059      $(53,885)
                                                =======      =========

Net income (loss) per share                        0.01         (0.01)
                                                   ====         ======

Weighted average shares outstanding          12,222,497      9,087,250
                                             ==========      =========

                             See accompanying notes.
/TABLE

                       GLOBAL CASINOS, INC. & SUBSIDIARIES

                      Consolidated Statements of Operations

                                                  Nine months ended
                                              March 31,      March 31,
                                                1996           1995
                                             (unaudited)    (unaudited)
                                              _________     __________
Revenues:
  Casino revenues                            $5,651,222     $5,166,804
  Food and beverage                             302,348        132,273
  Other                                           5,691         98,261
                                              _________     __________
Net revenue                                   5,959,261      5,397,338

Expenses:
  Operating, general and administrative       5,119,343      4,916,358
  Depreciation                                  321,800        388,130
  Amortization                                  275,445        265,950
                                              _________     __________
Total operating expenses                      5,716,588      5,570,438

Income (loss) from operations before other
expense                                         242,673       (173,100)

Other income (expense)
  Interest income                               114,615        119,773
  Interest expense                             (522,719)      (462,466)
                                              _________      __________
                                               (408,104)      (342,693)
                                              _________      __________
(Loss) from operations                         (165,431)      (515,793)

Gain from debt restructuring                    201,814              0
Foreign currency loss                                 0       (103,478)
Minority interest                              (187,469)        69,736
                                              _________      __________
Net (loss)                                    $(151,086)     $(549,535)
                                              ==========     ==========
Net (loss) per share                              (0.01)         (0.06)
                                                  ======         ======
Weighted average shares outstanding          10,798,397      9,087,250
                                             ==========      =========

                             See accompanying notes.
/TABLE

                       GLOBAL CASINOS, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                  Nine months ended
                                              March 31,      March 31,
                                                1996           1995
                                             (unaudited)    (unaudited)
                                              _________     __________

NET CASH FLOWS FROM OPERATING ACTIVITIES       $558,673       $121,626

CASH FLOWS FROM INVESTING ACTIVITIES
  Other assets                                   (2,637)      (158,466)
  Purchase of equipment                        (133,226)      (561,146)
  Collections on note receivables                57,464        179,221
                                              _________     __________
  Net cash used in investing activities         (78,399)      (540,391)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes                  (266,429)      (316,723)
  Payments to minority interest                       0        (69,736)
  Borrowings against notes payable                1,160        188,500
  Redemption of preferred stock                  (8,140)             0
  Proceeds from issuance of common stock        137,514        805,000
                                              _________     __________
  Net cash (used) provided by financing
  activities                                   (135,895)       607,041

  Net increase in cash                          344,379        188,276
  Cash at beginning of period                   564,996        617,230
                                              _________     __________
  Cash at end of period                        $909,375       $805,506
                                              _________     __________
  Cash paid for interest                       $275,283       $337,925
                                               ========       ========
  Cash paid for income taxes                         0              0
                                                    ===            ===

  The Statement of Cash Flows for the nine (9) months ended March 31, 1996 does not include debt and accrued expenses in the amount of $1,104,504 that was exchanged for equity and the following items which resulted from the exchange of the Sochi, Russia casino for the Bishkek, Kyrgyzstan and Aruba casinos:

  Note receivables                                            $200,000
  Net equipment exchanged                                     (515,261)
  Net leasehold and contract rights exchanged                  177,391
  Net change in operating assets and liabilities               137,870
/TABLE

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                 Notes to the Consolidated Financial Statement
                                March 31, 1996
                                  (unaudited)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Global Casinos, Inc. (the "Company"), Utah corporation, owns, develops and operates gaming casinos domestically and internationally. The Company commenced gaming operations through acquisitions of gaming entities during the year ended June 30, 1994. Previously, the Company was engaged in the manufacturing and sales of chemical products for domestic and commercial use. The Company sold the net assets of its chemical products business to the prior management of the Company. On November 10, 1993 the Company changed its name from Morgro Chemical Company to Global Casinos, Inc.

     The consolidated financial statements include the accounts of Casinos USA, Inc., Woodbine Corporation, Lincoln Corporation, Colorado Gaming Properties, Inc., all wholly-owned subsidiaries of the Company; B.P.J. Holding N.V. and its wholly-owned subsidiary Global Entertainment Group, Inc. N.V., of which the Company owns a 100% interest; and the Company owns a 61% profits interest in the Bishkek, Kyrgyzstan casino. All significant inter-company accounts and transactions have been eliminated in consolidation.

     By an Agreement dated June 27, 1995, and effective July 15, 1995 ("Dissolution Agreement"), the Company assigned its interest in the Casino Lazurnaya to Kenneth D. Brown, President and majority shareholder of Global Casinos Group, Inc., a joint venturer. The Company received all of the profit interest (61%) in Casino Las Vegas, the remaining 33-1/3% interest in Casino Masquerade, and a promissory note in the amount of $200,000 from Kenneth D. Brown secured by 200,000 shares of the Company's common stock held by Mr. Brown and his affiliates. Giving effect to this transaction, the Company owns a 61% profit interest in Casino Las Vegas, 100% of the Casino Masquerade, and no residual interest in Casino Lazurnaya.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any significant change in the Company's significant accounting policies nor has there been any significant development in contingent liabilities and commitments.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the fiscal year ended June 30, 1995.

2.   BANKRUPTCY OF CASINOS USA, INC.

     Casinos USA is currently in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos USA filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Casinos USA has continued to operate the Bull Durham as debtor-in-possession. On March 15, 1996 the Company filed its plan of reorganization with the Bankruptcy Court. The Company is seeking to obtain a confirmed plan of reorganization. Summary financial information for Casinos USA is as follows:

                                                          March 31, 1996
                                                           (unaudited)
                                                            __________
Balance Sheet:
  Current assets                                               $421,974
  Net property, plant and equipment                           3,479,179
  Other assets, net                                           1,138,030
                                                             __________
  Total assets                                               $5,039,183
                                                             ==========
  Total liabilities                                          $5,746,099
                                                             ==========

                                              12 Months      9 Months
                                                ended          ended
                                            June 30, 1995 March 31, 1996
                                             (unaudited)    (unaudited
                                              _________     __________
Operating Information:
  Net revenues                                $1,522,471     $1,621,167
  Total operating expenses                     1,357,337      1,344,531
                                              _________     __________
  Income from operations                         165,134        276,636
  Interest expense                               350,624        356,426
                                              _________     __________
  (Loss) after interest expense               $(185,490)      $(79,790)
                                              ==========      =========

3.   COLORADO GAMING PROPERTIES, INC. FORECLOSURE

     On January 25, 1996 the Company reached an agreement with the first note holder on the Gas Light property to stay the foreclosure that was initiated by the note holder. The agreement called for certain monthly payments by the Company to stay the foreclosure on a month-by-month basis. The Company made the January and February payments. On March 7, 1996 a second mortgage holder on the Nitro Club property initiated a foreclosure action. The Company attempted to settle this obligation. The outstanding principal amount is approximately $40,000. Since the note holder and the Company were unable to reach an agreement, the note holder foreclosed and has assumed the obligations of the first mortgage holder. Under the laws of Colorado, the Company has seventy-five days from the date of the foreclosure sale to redeem the second note holder. Because the Company was unable to settle the Nitro Club obligations it ceased to make the mortgage payments on the Gas Light. Therefore, the Company shall have seventy five days from March 25, 1996 to redeem. The Company is currently investigating raising capital to redeem these properties. If the Company is unsuccessful in redeeming or reaching new agreements with these secured lenders, the Company shall lose these assets which have been non-operational since January, 1993. If the Company does not redeem these properties, it will report an approximate loss of $1,200,000, assuming no deficiency judgment due to the fact that the current balance sheet of Colorado Gaming Properties has assets of approximately $2,100,000 and secured debts of approximately $900,000. For the nine (9) months ended March 31, 1996 this subsidiary reported a loss of $61,461. For the year ended June 30, 1995 this subsidiary reported a loss of $362,688.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO JUNE 30, 1995

     The Company is organized as a holding company for several entities holding gaming-related properties. Casinos USA owns and operates the Bull Durham Saloon and Casino, located in Black Hawk, Colorado. During the year ended June 30, 1995, Woodbine operated Lillie's Casino located in Deadwood, South Dakota. This casino was closed on June 30, 1995. During the year ended June 30, 1995, Global International held an 80% interest in the International Joint Venture which held certain interests in Casino Lazurnaya in Sochi Russia, and Casino Las Vegas in Bishkek, Kyrgyzstan. Colorado Gaming Properties owns the Nitro Club and Gas Light properties in the limited gaming district of Central City, Colorado. The Company held a 66.2/3% interest in B.P.J. Holding, Inc., an Aruba Corporation, until July 15, 1995, and thereafter a 100% interest; B.P.J. Holding, Inc. owns and operates the Casino Masquerade on the Island of Aruba.

     By an Agreement dated June 27, 1995, and effective July 15, 1995 ("Dissolution Agreement"), the international joint venture in which the Company participated was dissolved. The Company assigned its interest in the Casino Lazurnaya to Kenneth D. Brown, President and majority shareholder of Global Casinos Group, Inc., a joint venturer. The Company received all of the International Joint Venture's profit interest (61%) in Casino Las Vegas, the remaining 33-1/3% interest in Casino Masquerade, and a promissory note in the amount of $200,000 from Kenneth D. Brown secured by 200,000 shares of the Company's common stock held by Mr. Brown and his affiliates. Giving effect to this transaction, the Company owns a 61% profit interest in Casino Las Vegas, 100% of the Casino Masquerade, and no residual interest in Casino Lazurnaya.

     The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements, and foreclosure proceedings are pending on two of the Company's properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further equity financings. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

     The Company has experienced a significant decrease in working capital. The majority of this decline is due to the increase in the current portion of long-term debt. Substantially all of the Company's long-term debt is in default and, as such, is classified as a current liability.

     Colorado Gaming Properties is in default on its secured obligations encumbering the Gas Light. A foreclosure proceeding against the Gas Light was commenced in August, 1995, by certain subordinated note holders. The Company reached an agreement with the foreclosing creditor whereby the Company made payments totaling $15,000 as of January 15, 1995, and the creditor assigned the Certificate of Purchase to Colorado Gaming Properties. The Certificate of Purchase has since been exchanged for a Trustee's Deed; however, the property remains encumbered by the senior deed of trust.

     In November, 1995, the senior creditor commenced foreclosure proceedings on the Gas Light. On January 25, 1996 the Company reached a tentative agreement with the senior note holder to restructure its debt whereby the Company was to make payments totaling $77,991.44 beginning January 26, 1996 in consideration for the senior debt holder continuing the foreclosure action on a month-to-month basis so long as the required payments were made. The Company made the first two cure payments; however, in light of the foreclosure against the adjacent Nitro Club, the Company has elected not to make further payments on the Gas Light. The property was sold in foreclosure, and the Company has until June 8, 1996 to cure its default or redeem.

     By a letter agreement dated December 8, 1995, Colorado Gaming Properties, Inc. reached an agreement to bring the senior secured debt holder of the Nitro Club current. The letter agreement calls for total payments of $60,945 beginning December 15, 1995 and ending March 15, 1996. Thereafter, the letter agreement requires monthly mortgage payments of $5,597 including principal, interest, taxes and sewer fees. The Company made all but the March 15, 1996 payment. On January 22, 1995 the Company received a notice of foreclosure on a second deed of trust encumbering the Nitro Club. The original principal balance of this note was approximately $40,000. The Company attempted to reach an agreement on this debt but was unable to do so. The property was sold in foreclosure on March 7, 1996 to the subordinated creditor and the Company has until May 21, 1996 to cure this debt or redeem. Because the Company has discontinued payments to the senior creditor on the Nitro Club, the second lien holder has taken over such payments on their senior debt as well as maintenance of the property.

     With regard to the Gas Light and Nitro Club properties, the Company is currently negotiating with several parties to either form a joint venture or borrow funds necessary to cure these defaults or redeem. There is no assurance that the Company will be successful and, in the event it fails, the Company will report a loss of approximately $1,200,000, assuming no deficiency judgment due to the fact that the properties have a book value of approximately $2,100,000 and secured debts of approximately $900,000.

     Casinos USA is currently in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. Civil actions were initiated to foreclose upon the junior liens. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos USA filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Casinos USA is continuing to operate the Bull Durham as debtor-in-possession. On March 15, 1996, the Company filed its plan of reorganization with the Bankruptcy Court. The Company is attempting to seek confirmation of the Bankruptcy Plan.

     For the nine (9) months ended March 31, 1996, the Company's total assets decreased from $13,336,703 at June 30, 1995 to $12,986,683 at March 31, 1996, a
decrease of $350,020. During this period, total liabilities decreased from $10,240,452 at June 30, 1995 to $8,903,740 at March 31, 1996, a decrease of
$1,336,712.

     Specifically for the nine (9) months ended March 31, 1996, current assets increased from $923,865 at June 30, 1995 to $1,413,576 at March 31, 1996, an
increase of $489,711 or 53%. The most notable change in current assets was the addition of $200,000 of note receivables from the Dissolution Agreement and an increase in cash of $344,379 at the Company's operating casinos.

     Cash on hand at March 31, 1996 was $909,375 which sum includes cash held by the Company's casinos of $857,820, an increase of $344,379 or 60.9% from the June 30, 1995 cash balance of $585,981 which included cash held by the Company's casinos of $457,360 and $20,985 of restricted cash. The increase in cash is primarily attributable to improved cash flow at the operating casinos.

     Net property, plant and equipment decreased from $8,248,846 at June 30, 1995 to $7,509,198 at March 31, 1996, a decrease of $739,648 or 8.9%. The most significant reason for the decrease in net property, plant and equipment is due to the Dissolution Agreement which resulted in a decrease of assets of $515,261. During the nine (9) months ended March 31, 1996, purchases of equipment amounted to $133,226 and depreciation amounted to $321,800 coupled with the return of net assets to a vendor of $35,813 in satisfaction of canceling the debt. Net leasehold and contract rights increased from $2,469,408 at June 30, 1995 to $2,505,101 at March 31, 1996, an increase of
$35,693 or 1.4%. These assets increased by $308,168 due to the Dissolution Agreement and decreased $272,475 due to continued amortization. Other assets decreased from $211,603 at June 30, 1995 to $80,493 at March 31, 1996, a
decrease of $131,110 or 61.9%. The primary decrease arose from a decrease of $130,777 due to the Dissolution Agreement, amortization of $2,970, and an increase of $2,637 for the nine (9) months ended March 31, 1996. Note receivables at June 30, 1995 decreased from $1,482,981 to $1,478,315 at March 31, 1996, a decrease of $4,666 or 1.6%.

     The current portion of long-term debt decreased from $6,649,601 at June 30, 1995 to $6,234,812 at March 31, 1996, a decrease of $414,789 or 6.2%.
Accounts payable decreased from $815,669 at June 30, 1995 to $696,829 at March 31, 1996, a decrease of $118,840 or 14.6%. Accrued expenses decreased from $965,473 at June 30, 1995 to $937,806 at March 31, 1996, a decrease of $27,667 or 2.9%. Accrued interest decreased from $674,321 at June 30, 1995 to $574,799 at March 31, 1996, a decrease of $99,522 or 14.8%. This decrease resulted from the settlement of debt restructuring of $346,958 and additional accrued interest of $247,436. Mandatory Convertible Preferred Stock decreased from $346,500 at June 30, 1995 to $338,360 at March 31, 1996, a decrease of $8,140 or 2.3%. As a result, current liabilities decreased from $10,103,943 at June 30, 1995 to $8,834,982 at March 31, 1996, a decrease of $1,268,961 or 12.6%.

     As a result of the foregoing, for the nine (9) months ended March 31, 1996, the working capital deficit decreased from $9,180,078 at June 30, 1995 to $7,721,406 at March 31, 1996, a decrease of $1,758,672 or 19.2%.

     Stockholders' equity increased during the nine (9) months ended March 31, 1996, increasing from $3,096,251 at June 30, 1995 to $4,082,943 at March 31,
1996, an increase of $986,692 or 31.9%. This increase is the result of a net loss of $(151,086) for the nine (9) months ended March 31, 1996, offset by warrants exercised totaling $137,514 and exchanges of debt and other expense for equity of $1,000,264 during the nine (9) months ended March 31, 1996.

     Net cash used by investing activities for the nine (9) months ended March 31, 1996 was $(78,399). This compares with net cash used by investing activities of $(540,391) for the nine (9) months ended March 31, 1995. Specifically, the Company used $(135,863) for the purchase of equipment and other assets for the nine (9) months ended March 31, 1996, compared to $(719,612) for the nine (9) months ended March 31, 1995. Offset against this, the Company received $57,464 of principal payments on its note receivables for the nine (9) months ended March 31, 1996 compared to $179,221 for the nine (9) months ended March 31, 1995.

     Net cash provided by financing activities for the nine (9) months ended March 31, 1995 was $607,041 compared to net cash used of $(135,895) for the nine (9) months ended March 31, 1996. Specifically, cash provided by financing activities for the nine (9) months ended March 31, 1995, was $993,500, comprised of $188,500 in loans, and $805,000 realized from the exercise of Common Stock Purchase Warrants. This compares to $137,514 from the exercise of Common Stock Purchased and $1,160 of loans for the nine (9) months ended March 31, 1996. Offset against the cash provided by financing activities were promissory note principal reduction payments and payments to minority interest in the amount of $(386,459) and $(266,429) for the periods ended March 31, 1995 and March 31, 1996, respectively. In addition, for the nine (9) months ended March 31, 1996 there was an offset by financing activities of $(8,140) from the redemption of Mandatory Convertible Preferred Stock.

     As a result of a loss from operations during the nine (9) months ended March 31, 1995 of $(549,535), together with non-cash net expenses of $654,080 (comprised of amortization and depreciation) and decreases in operating assets and liabilities totaling $(17,081), for the nine (9) months ended March 31, 1995, the Company reported net cash provided from operations of $121,626. This compares to a net loss for the nine (9) months ended March 31, 1996 of $(151,086) together with net non-cash items of $462,791 (comprised of amortization and depreciation of $597,245, stock for services of $21,762, minority interest of $45,598 and gain from debt restructuring of $(201,814)) and increases in operating assets of $246,968. For the nine (9) months ended March 31, 1996, the Company reported net cash provided by operations of $558,673.

     Management intends to continue concentrating on improving revenues at the three operating casinos while trying to control operating expenses. Management also intends to continue efforts to renegotiate the Company's debt burden and thereby reduce interest expense. There can be no assurance that these efforts will be successful. For the foreseeable future, the Company anticipates that its principal source of funds will be derived from cash flow from casino operations. However, the Company continually investigates opportunities to raise capital to retire debt. In the event that the Company's net cash flow is not sufficient to satisfy its working capital requirements, the Company may be required to consider additional sources of funding either in the form of debt or equity. While the Company has no current plans or arrangements with respect to additional financing, should it become necessary, such financing could represent further dilution to, or be on terms unfavorable to, current stockholders of the Company.

     Other than the foregoing, Management knows of no trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues of the Company.

RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE (3) MONTHS ENDED MARCH 31, 1995

     A comparison of the results of operations of the Company for the three (3) months ended March 31, 1995 with the results of operations for the three (3) months ended March 31, 1996 reflects the Company's transition from a concentration on the acquisition of gaming properties to one of improving operating results. Lillie's Casino in Deadwood, South Dakota, Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, Casino Masquerade in Aruba, and Casino Lazurnaya in Sochi, Russia were all operating during the three (3) months ended March 31, 1995. In contrast, only the Bull Durham, Casino Las Vegas and Casino Masquerade operated for the same period in 1996.

     Net revenues for the three (3) months ended March 31, 1995 were $2,203,559 for five (5) operating casinos compared to net revenues of $2,231,116 for the three (3) months ended March 31, 1996 which had three (3) operating casinos. This represents an increase of 1.3%.

     Operating, general and administrative expenses decreased from $1,920,421 for the three (3) months ended March 31, 1995 to $1,731,776 for the three (3) months ended March 31, 1996, a decrease of $188,645 or 9.8%. The majority of this decrease was due to salary reductions associated with terminated employees and continued cost reductions. Depreciation decreased from $135,800 for the three (3) months ended March 31, 1995 to $107,365 for the three (3) months ended March 31, 1996, a decrease of $28,435 or 20.9%. The majority of this decrease is due to the reduction of assets in service resulting from the

Dissolution Agreement. Amortization increased from $91,450 for the three (3) months ended March 31, 1995 to $98,065 for the three (3) months ended March 31, 1996, an increase of $6,615 or 7.2%, reflecting increases in leasehold, contract rights and other assets due primarily to the Dissolution Agreement. Total operating expenses decreased from $2,147,671 for the three (3) months ended March 31, 1995, to $1,937,206 for the three (3) months ended March 31, 1996, a decrease of 9.8%.

     As a result of the increase in net revenues and the decrease in operating expenses, income from operations before other expenses increased from $55,888 for the three (3) months ended March 31, 1995 to $293,910 for the three (3) months ended March 31, 1996. Interest income decreased from $105,259 for the three (3) months ended March 31, 1995 to $41,503 for the three (3) months ended March 31, 1996. Interest expense increased from $155,380 for the three (3) months ended March 31, 1995 to $227,955 for the three (3) months ended March 31, 1996, an increase of $72,575 or 46.7%. The majority of the increase arises from the increase in the interest rate on the debts due to the accelerated rate of interest on loan defaults. Income from operations increased from $5,767 for the three (3) months ended March 31, 1995, to income of $107,458 for the three
(3) months ended March 31, 1996, an increase of 1763.3%.

     The Company reported a net income for the three (3) months ended March 31, 1996 of $97,059 after a minority interest expense of $(10,399). This compares to a net loss for the three (3) months ended March 31, 1995 of $(53,885) after a foreign currency loss of $(29,898) and loss from minority interest of $(29,754). Based on the foregoing, the Company reported a net loss per share of $(0.01), based on 9,087,250 weighted average shares outstanding for the three (3) months ended March 31, 1995, and income of $0.01 per share based on 12,222,497 weighted average shares outstanding for the three (3) months ended March 31, 1996.


RESULTS OF OPERATIONS - NINE (9) MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE (9) MONTHS ENDED DECEMBER 31, 1995

     Net revenues for the nine (9) months ended March 31, 1995 were $5,397,338 compared to net revenues of $5,959,261 for the nine (9) months ended March 31, 1996, an increase of $561,923 or 10.4%.

     Total operating expenses for the nine (9) months ended March 31, 1995 were $5,570,438 compared to $5,716,588 for the nine (9) months ended March 31, 1996, an increase of $146,150 or 2.6%. Operating, general and administrative expenses increased from $4,916,358 for the nine (9) months ended March 31, 1995 to $5,119,343 for the nine (9) months ended March 31, 1996, an increase of $202,985 or 4.1%. The majority of this increase is attributable to increased legal fees associated with debt negotiations and settlements with terminated employees. Depreciation decreased from $388,130 for the nine (9) months ended March 31, 1995 to $321,800 for the nine (9) months ended March 31, 1996, a decrease of $66,330 or 17.1%. This decrease was due to the removal of assets in service by the Dissolution Agreement and the closure of the Deadwood, South

Dakota casino. Amortization increased from $265,950 at March 31, 1995 to $275,445 at March 31, 1996, an increase of 3.5% attributable to increased leasehold and contract rights from the Dissolution Agreement. Interest expense increased from $462,466 for the nine (9) months ended March 31, 1995 to $522,719 for the nine (9) months ended March 31, 1996, an increase of $60,253 or 13.0%. The majority of this increase is attributable to increased interest rates on the debt in default. Interest income decreased from $119,773 at March 31, 1995 to $114,615 at March 31, 1996, a decrease of 4.3% due to a decrease in outstanding principal balance on note receivables.

     Based upon the foregoing, the Company reported a loss from operations of $(515,793) for the nine (9) months ended March 31, 1995, compared to an operating loss of $(165,431) for the nine (9) months ended March 31, 1996, a decrease in the operating loss of $(350,362) or 67.9%. The Company also reported income from minority interest of $69,736 and a foreign currency loss of $(103,478) for the nine (9) months ended March 31, 1995, compared to a minority interest loss of $(187,469) and a gain from debt restructuring of $201,814 for the nine (9) months ended March 31, 1996.

     As a result of the above, the Company reported a net loss for the nine (9) months ended March 31, 1995 of $(549,535) which translates into a net loss per share of $(0.06) based on 9,087,250 weighted average shares outstanding, compared to a net loss of $(151,086) for the period ended March 31, 1996 which translates into a net loss per share of $(0.01) based on 10,798,397 weighted average shares outstanding.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is currently involved in the following pending legal proceedings:

    1) Astraea Investment Management, L.P., as Trustee vs. Global Casinos, Inc., et. al, Cause Number 94-02487 in the District Court of Dallas County, Texas, 116th Judicial District.

         As previously reported, this matter had been brought by the holder of certain promissory notes made by the Company's wholly-owned subsidiary, Casinos U.S.A., Inc. ("Casinos") prior to its acquisition by the Company. The notes held by the Plaintiff are secured by a senior deed of trust against the Bull Durham Saloon and Casino located in Black Hawk, Colorado. The Company had previously negotiated a settlement accord in which it guaranteed the obligation of Casinos and which resulted in a dismissal of the lawsuit. However, the Company was unable to meet a balloon payment which was due on August 31, 1994. As a result of that default, the Plaintiff filed a motion to reinstate the case in October, 1994.

         The Company admits that Casinos made the promissory notes to the Plaintiff which has the approximate principal balance of $680,000, although the Company believes it may have some defenses and offsets. The litigation is stayed as to Casinos due to the Bankruptcy Proceeding described below. As to the Company's liability as guarantor, the Company is in the process of attempting to renegotiate and restructure this indebtedness to amortize it within the parameters of projected future cash flow. There can be no assurance that the creditors will agree to any such restructuring. As of the date of this report, the matter is still pending and in the opinion of management there exists a high probability that if the matter goes to trial it will result in the entry of an adverse judgment against the Company for the full amount of the outstanding principal balance due on the note, accrued default interest, attorneys' fees and other costs of collection. Such a judgment would have a material adverse impact upon the Company, its assets and operations.

    2) William Kunzweiler vs. Global Casinos, Inc., Civil Action Number 94-13107-M in the District Court of Dallas County, Texas, 298th Judicial District.

         This matter was brought to collect the outstanding balance of $150,000.00 due on a promissory note which was given by the Company in March, 1994. The promissory note matured and the Company was in default. On February 28, 1995, a default judgment was entered against the Company and in favor of the Plaintiff in the amount of

         $170,346.25, representing principal balance due, accrued and unpaid interest, attorneys' fees and court costs. The Company has since paid the full amount of the judgment.

    3)   Lisa Paige Montrose Promissory Note.

         Lisa Paige Montrose is the holder of a promissory note made by Casinos in the original principal amount of $2,546,260, which note was given in connection with the acquisition and purchase of the Bull Durham Saloon and Casino in Black Hawk, Colorado. The obligation to repay the note is secured by a subordinated deed of trust against the Bull Durham Saloon and Casino. The Company has been served notice by Lisa Paige Montrose's legal representatives that she has construed the acquisition of Casinos U.S.A., Inc. by the Company in November 1993 as a "transfer of control" under applicable provisions of her deed of trust which would grant her the right to accelerate the entire indebtedness represented by the promissory note. The Company denies that Ms. Montrose has any basis in law or fact to accelerate the balance of the indebtedness, which the Company has been retiring in monthly installments paid in accordance with its terms. No civil action has been filed in this matter. If such an action is filed, the Company will vigorously defend.

         In July, 1995, Ms. Montrose commenced a foreclosure proceeding against the Bull Durham Saloon and Casino by the Gilpin County Public Trustee. Ms. Montrose was joined by Long & Jaudon, P.C., Richard C. Frajola, Francine M. Frajola, Marian Johnson, Mary E. Goodwin and Virginia G. Norris, all as beneficiaries of deeds of trust securing promissory notes in default. The foreclosure sale was scheduled to take place October 19, 1995. Negotiations to resolve the dispute and restructure the debt failed, and Casinos filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on October 19, 1995 ("Bankruptcy Proceeding"). As a result of the bankruptcy filing, the foreclosure proceeding and all other actions against Casinos have been stayed. Casinos continues to operate the Bull Durham as debtor in possession.

    4) Angell & Deering v. Casinos, U.S.A., Inc. and Global Casinos, Inc., Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

         The Company and Casinos are named defendants in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and QUANTUM MERUIT based upon accounting services provided to Casinos. The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A., Inc. disputes the damages claimed. The litigation is stayed as to Casinos due to the Bankruptcy Proceeding. All parties have reached a conditional settlement whereby Casinos U.S.A. has agreed to an allowed unsecured claim for the plaintiff in the bankruptcy proceeding in the amount of $30,000. The Company has purchased this claim in consideration for initial payment of $10,000 and a guarantee of future payments out of the proposed plan of reorganization totalling $20,000. The lawsuit pending in the Colorado District Court would be dismissed with prejudice. The entire settlement agreement is conditional upon the approval of the Bankruptcy Court which is pending. Should the settlement agreement not be so approved, the plaintiff is likely to request a relief from stay from the Bankruptcy Court, and trial in the Colorado District Court would be rescheduled.

    5) In Re Casinos U.S.A., Inc., Case No. 95-20864 MSK, in the United States District Court for the District of Colorado.

         Casinos is currently in default under all of its secured obligations encumbering the Bull Durham. Civil actions were initiated to foreclose upon the junior liens. The efforts of the Company to negotiate restructured terms for the repayment of the foregoing secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Casinos U.S.A. intends to continue to operate the Bull Durham as debtor-in-possession.

         The Company believes that the approximate $4,700,000 in secured debt encumbering the Bull Durham property is substantially greater than the property's current fair market value. As a result, there can be no assurance that the Company will be successful in achieving a plan of reorganization which will result in the Company's ability to continue to own and operate the Bull Durham.

    6)   Pioneer Group, Inc. Foreclosure.

         Colorado Gaming Properties, Inc., as owner of the Gas Light, was also party to a foreclosure proceeding against the Gas Light by the Gilpin County Public Trustee. The action was commenced in August, 1995, by Pioneer Group, Inc. as beneficiary on a subordinated deed of trust securing a promissory note in default. The property was sold to the creditor, and the Certificate of Purchase was subsequently assigned to Colorado Gaming Properties, Inc. in consideration for payments totalling $15,000 to the Pioneer Group, Inc. The redemption period has expired, and the Certificate of Purchase has been exchanged for a Trustee's Deed. However, the property remains encumbered by the senior deed of trust.

    7)   Estate of Eric B. Bayless Foreclosure.

         The Company's wholly-owned subsidiary, Colorado Gaming Properties, Inc., as owner of the Gas Light, is presently a party to a foreclosure proceeding against the Gas Light by the Gilpin County Public Trustee. The action was commenced in November, 1995, by the Estate of Eric B. Bayless as beneficiary on a first deed of trust securing a promissory note in default. The Company negotiated a settlement whereby it would make payments totalling $77,991.44 to cure defaults on the promissory note in consideration for continuing the foreclosure proceedings on a month-to-month basis until all cure payments are received at which point the foreclosure proceeding would be dismissed. The first two cure payments were made; however, in light of the foreclosure against the adjacent Nitro Club, the Company has elected not to make further payments on the Gas Light. The property was sold in foreclosure, and the Company has until June 8, 1996 to cure the default or redeem. The Company is considering options to redeem this debt; however, there can be no assurance that such efforts will be successful.

    8)   Shaw Construction, LLC Foreclosure.

         The Company's wholly-owned subsidiary, Colorado Gaming Properties, Inc., as owner of the Nitro Club, is presently a party to a foreclosure proceeding against the Nitro Club by the Gilpin County Public Trustee. The action was commenced in January, 1996, by the Shaw Construction LLC as beneficiary on a subordinated deed of trust securing a promissory note in default. The property was sold in foreclosure on March 7, 1996, and the Company has until May 21, 1996 to cure this default or redeem. The Company is considering options to redeem this debt; however, there can be no assurance that such efforts will be successful. In the interim, the Company has discontinued payments to the senior creditor on the Nitro Club, and Shaw Construction has taken over such payments as well as maintenance of the property.

    9)   SEC Investigation.

         During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of March 31, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There is no way to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.

Item 2.  Changes in Securities

    None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    1)   Convertible Preferred Stock.

         The Company has issued and outstanding 1,406,250 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock"), which was sold in connection with a private offering which closed on May 31, 1994. The Company was required to redeem all then outstanding shares of the Convertible Preferred Stock on May 31, 1995 (the "Mandatory Redemption Date"). The redemption price payable by the Company was originally $2.00 per share. Due to a significant decline in the public trading price of the Company's Common Stock, none of the shares of Preferred Stock were converted prior to the Mandatory Redemption Date, and the Company was obligated to complete the mandatory redemption on or before May 31, 1995, representing an aggregate redemption price of $2,812,500. As the Company lacked the capital necessary to redeem the outstanding shares of Preferred Stock, the Company entered into agreements with the holders of 1,233,000 of the outstanding shares of Preferred Stock, modifying the redemption and conversion terms of the Preferred Stock, such that the Company was released from its obligation to redeem the 1,233,000 shares of Preferred Stock, the conversion value was reduced from $2.00 per share to $1.125 per share, and the exercise price of D Warrants was reduced from $3.00 per share to $.50 per share if exercised on or before June 30, 1995, and if exercised after June 30, 1995, to $1.75 per share, in consideration of which the holders of such Preferred Stock agreed to release the Company of its mandatory redemption obligation. The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. As a result, there continues to be issued and outstanding 169,180 shares of Preferred Stock as to which the Company continues to be in default in its mandatory redemption obligation, representing an aggregate redemption obligation of $338,360, all of which is matured and currently in default.

    2)   Astraea Investment Management, L.P.

         Astraea Investment Management, L.P. holds certain promissory notes made by Casinos. The notes held by this creditor are secured by a senior deed of trust against the Bull Durham. The notes are presently in default due to nonpayment. The present balance due is approximately $790,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three months ended March 31, 1996.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              GLOBAL CASINOS, INC.



Dated:        May 13, 1996    By: /s/ Stephen G. Calandrella
           ________________       ____________________________
                                   Stephen G. Calandrella, Interim President





Dated:        May 13, 1996    By: /s/ Pete Bloomquist
          ________________        ____________________________
                                   Pete Bloomquist,  Chief Financial Officer