Form 10-K405/A
period 1995-06-30
GLOBAL CASINOS INC
filed 1996-07-19
CIK 727346

                               FORM 10-KSB/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

         [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1995

                                    OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                     to
                                        ---------      ---------

Commission file number 0-15415

                           GLOBAL CASINOS, INC.
                           -------------------
          (Exact Name of Registrant as Specified in its Charter)

 Utah                                          87-0340206
- -------------------        -----------------------------------------------
- --
(State or other jurisdiction                                  I.R.S.
Employer
of incorporation or organization)                   Identification number

   1777 South Harrison Street, The Skydeck, Denver, Colorado       80210
   ---------------------------------------------------------------------
(Address of Principal Offices)                                        (Zip
Code)

Registrant's telephone number, including area code:     (303) 756-3777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $0.005
                      ------------------------------
                             (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   / X /
  No /  /

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.                 / X /

The Registrant's revenues for the year ended June 30, 1995 were $7,303,386.

As of September 27, 1995, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on NASDAQ, held by non-affiliates of the Registrant was approximately $5,296,507.

As of September 27, 1995, 9,829,867 shares of Common Stock of the
Registrant were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant incorporates by this reference the following:

   Part III
   --------

   Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

   Item 10   Executive Compensation.

   Item 11   Security Ownership of Certain Beneficial Owners and
             Management.

   Item 12   Certain Relationships and Related Transactions.

   The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 1995.

   Part IV - Exhibits
   ------------------

   1. Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC file number 0-15415.

   2. Incorporated by reference from the Company's Registration Statement on Form S-2, as amended, SEC File No. 33-46060, declared effective May 15, 1992.

   3. Incorporated by reference from the Company's Registration Statement on Form S-8, filed with the Commission and effective December 8, 1995.

   4. Incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC File No. 33-76204, declared effective August 12, 1994.

   5. Incorporated by reference from the Company's Current Report on Form 8-K, dated July 15, 1995, as filed with the Commission on July 31, 1995, as amended on Form 8-K/A-1 filed with the Commission on August 31, 1995;

   6. Incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993, as filed with the Commission on December 3, 1993;

   7. Incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994, as filed with the Commission on March 3, 1994;

   8. Incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994, as filed with the Commission on May 13, 1994;

   9. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1994, as filed with the Commission on June 10, 1994;

                                  PART I

ITEM 1.        DESCRIPTION OF BUSINESS

OVERVIEW

   Global Casinos, Inc. (the "Company" or "Global Casinos") and its wholly-owned subsidiaries, operate in the rapidly developing and expanding domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring operating casinos, gaming properties and other related interests.

HISTORY

   Global Casinos, Inc., f/k/a Morgro Chemical Company, was organized under the laws of the State of Utah on June 8, 1978. From 1978 until February, 1994, it manufactured and marketed a line of garden fertilizers and chemicals, as well as a retail ice melter.

   In the fall of 1993, the Company embarked upon an aggressive plan to acquire and develop casino properties both nationally and internationally. On September 20, 1993, the Company acquired 100% of the outstanding Common Stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP"). CGP was acquired from Premier Concepts, Inc., f/k/a Silver State Casinos, Inc., a Colorado corporation ("Silver State") in a tax-free exchange in which the Company issued to Silver State 2,500,000 shares of its Common Stock. The shares of the Company's common stock issued to Silver State represented 51% of the total issued and outstanding shares of the Company's common stock immediately following the exchange. CGP owns two
(2) real estate properties located in the limited stakes gaming district in Central City, Colorado. The properties, known as the Nitro Club and the Gas Light, are not currently operational and are being held for investment. (SEE ITEM 2. DESCRIPTION OF PROPERTIES.)

   On November 19, 1993, the Company acquired 100% of the outstanding Common Stock of Casinos U.S.A., Inc., a Colorado corporation ("Casinos U.S.A."), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine"). In this transaction, 2,535,000 shares of the Company's Common Stock were issued to the shareholders of Casinos U.S.A., Lincoln and Woodbine, pro rata. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino, located in Black Hawk, Colorado. Lincoln and Woodbine each operated casinos located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon owned and operated by Lincoln Corporation on May 31, 1994. Lillie's, the casino operated by Woodbine Corporation, was closed effective June 30, 1995 due to unprofitable operations. (SEE ITEM
2.  DESCRIPTION OF PROPERTIES.)

   Casinos U.S.A. also held an 80% interest in a joint venture ("International Joint Venture") which developed and operated gaming casinos in several international locations. Through the International Joint Venture, casinos have been developed and operated in Sochi, Russia, and Bishkek, Kyrgyzstan. In Sochi, the International Joint Venture developed and operated Casino Lazurnaya located in a four-star Radisson Hotel, named Hotel Radisson Lazurnaya. In Bishkek, the International Joint Venture has developed and operates the Casino Las Vegas located on the second floor of the Restaurant Naryn.

   In February, 1994, the Company sold to a management group all of the assets, subject to all of the liabilities, utilized in the chemical and fertilizer business which it formerly operated under the name "Morgro Chemical Company." The Company received approximately $854,000 in cash and promissory notes, and the purchasers assumed $1,200,000 in liabilities. The purchase price represented the net book value of the assets disposed of in excess of the liabilities assumed.

   In April, 1994, the Company successfully purchased for $1,381,274 in cash a 66-2/3% interest in a holding company which, through a wholly-owned subsidiary, owns and operates Casino Masquerade located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherland Antilles.

   By an Agreement dated June 27, 1995, and effective July 15, 1995 ("Dissolution Agreement"), the International Joint Venture was dissolved. The Company assigned its interest in the Casino Lazurnaya to Kenneth D. Brown, President and majority shareholder of Global Casino Group, Inc., a joint venturer. The Company received all of the International Joint Venture's profit interest (61%) in Casino Las Vegas, the remaining 33-1/3% interest in Casino Masquerade, and a promissory note in the amount of two hundred thousand dollars ($200,000) from Kenneth D. Brown secured by 200,000 shares of the Company's common stock held by Mr. Brown and his affiliates. Giving effect to this transaction, the Company owns a 61% profit interest in Casino Las Vegas, 100% of the Casino Masquerade, and no residual interest in Casino Lazurnaya.

FINANCING

   On August 12, 1994 the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement registered for sale under the Securities Act of 1933, as amended (the "Securities Act") 427,800 shares held by existing shareholders, 1,957,500 shares issuable upon exercise of Class A Common Stock Purchase Warrants ("A Warrants"), 2,033,750 shares issuable upon exercise of Class B Common Stock Purchase Warrants ("B Warrants"), and 651,438 shares issuable upon exercise of Class C Common Stock Purchase Warrants ("C Warrants"). During the period of time that the Registration Statement was effective. A Warrants were exercised to purchase an aggregate of 675,000 shares of Common Stock at an exercise price of $1.00 per share, B Warrants were exercised to purchase an aggregate of 65,000 shares of Common Stock at an exercise price of $2.00 per share, and C Warrants were exercised to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $2.00 per share. As a result of those Warrant exercises, the Company received aggregate gross proceeds of $850,000.

   On May 31, 1994, the Company successfully closed a private placement of 9% Convertible Notes in which it sold, in the aggregate, $2,812,500 in Convertible Notes to a total of 33 accredited investors. The Convertible Notes were automatically converted into one (1) share of Convertible Preferred Stock and one-half (1/2) Class D Common Stock Purchase Warrant ("D Warrant") for every $2.00 in principal amount of Note. Each Class D Warrant was exercisable to purchase one (1) share of the Company's Common Stock at a purchase price of $3.00 per share. The Convertible Preferred Stock is convertible into Common Stock of the Company at a conversion value of $2.00 per share. The Company had the obligation to redeem any Class A Preferred Stock not yet converted at the rate of $2.00 per share on May 31, 1995. Due to a significant decline in the public trading price of the Company's Common Stock, none of the shares of Preferred Stock were converted, and the Company was obligated to complete the mandatory redemption on or before May 31, 1995, representing an aggregate redemption price of $2,812,500. As the Company lacked the capital necessary to redeem the outstanding shares of Preferred Stock, the Company entered into agreements with the holders of 1,233,000 of the outstanding shares of Preferred Stock, modifying the redemption and conversion terms of the Preferred Stock, such that the Company was released from its obligation to redeem the 1,233,000 shares of Preferred Stock, the conversion value was reduced from $2.00 per share to $1.125 per share, and the exercise price of D Warrants was reduced from $3.00 per share to $.50 per share if exercised on or before June 30, 1995, and if exercised after June 30, 1995, to $1.75 per share, in consideration of which the holders of such Preferred Stock agreed to release the Company of its mandatory redemption obligation. The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. As a result, there continued to be issued and outstanding 173,250 shares of Preferred Stock as to which the Company continues to be in default in its mandatory redemption obligation, representing an aggregate redemption obligation of $346,500, all of which is matured and currently in default.

   In June, 1995, the Company consummated the purchase of an aggregate of $937,204 in subordinated secured promissory notes held by sixteen (16) creditors of Casinos U.S.A. Pursuant to the terms of the Promissory Note Purchase Agreements, the Company purchased the promissory notes and collateral security in consideration for the issuance of an aggregate of 1,249,605 shares of the Company's Common Stock, valued at $.75 per share. The shares of Common Stock were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act contained in Section 4(2) thereof. In connection with the Promissory Note Purchase Agreements, the Company has agreed to register for resale under the Securities Act the shares of Common Stock issued in consideration of the Casinos U.S.A. Debt Purchase. Should the Company fail to so register the common stock by December 31, 1995, the promissory notes must be returned to the creditors, and the common stock issued shall be deemed null and void.

INTERNATIONAL GAMING INTERESTS

   CASINO LAZURNAYA:  SOCHI, RUSSIA

   Through the International Joint Venture, the Company's subsidiary, Global Casinos International, Inc., a Delaware corporation ("Global International"), developed and operated the Casino Lazurnaya in the Hotel Radisson Lazurnaya, located in Sochi, Russia. Under the terms of the International Joint Venture, Global International (as assignee of Casinos U.S.A.) agreed to provide the capital necessary to develop Casino Lazurnaya in consideration of an eighty percent (80%) undivided interest in the International Joint Venture, as well as its profits and losses. Casino Lazurnaya has been open and operational since January, 1994. Pursuant to the Dissolution Agreement, effective July 15, 1995, the International Joint Venture was dissolved, the Company assigned all of its interest in Global International to Kenneth D. Brown. The Company has no further interest in the Casino Lazurnaya.

   CASINO LAS VEGAS:  BISHKEK, KYRGYZSTAN

   Through the International Joint Venture, the Company's subsidiary, Global International, developed and operated the Casino Las Vegas located in the Naryn Restaurant, in Bishkek, Kyrgyzstan. Global International held an 80% interest in the International Joint Venture which in turn held a 61% profit interest in the Casino Las Vegas. Casino Las Vegas is operated under a lease with the Naryn

Restaurant pursuant to which the restaurant owner retains the remaining 39% profit interest. Under the terms of the Dissolution Agreement, Global Group and Global International both assigned their interests in Casino Las Vegas and the lease under which the casino operates to the Company. As a result, the Company holds a net 61% profit interest in Casino Las Vegas.

   CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES

   In April, 1994, the Company purchased a 66-2/3% interest in a holding company which, through a wholly-owned subsidiary, owns and operates a casino located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherland Antilles. Casino Masquerade is open and operational, and the Company has upgraded many of the gaming devices on location and invested in additional leasehold improvements. Pursuant to the Dissolution Agreement, the Company acquired the remaining 33-1/3% interest in Casino Masquerade. As a result, the Company presently owns 100% of the Casino Masquerade. (SEE ITEM 2. DESCRIPTION OF PROPERTY.)

DOMESTIC GAMING INTERESTS

   BULL DURHAM SALOON AND CASINO:  BLACK HAWK, COLORADO

   The Company, through its wholly-owned subsidiary Casinos U.S.A., owns the Bull Durham Saloon and Casino (the "Bull Durham"). The Bull Durham is located in Black Hawk, Colorado and currently operates as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull Durham commenced gaming operations in February, 1993. The Bull Durham operates under a license issued to the Company. (SEE ITEM 2. DESCRIPTION OF PROPERTIES.)

   NITRO CLUB - GAS LIGHT:  CENTRAL CITY, COLORADO

   The Company, through its subsidiary Colorado Gaming Properties, owns the Nitro Club and Gas Light properties located in the limited stakes gaming district in Central City, Colorado. The Nitro Club was developed and operated by its prior owners as a gaming casino from December, 1991 until January, 1993, when it ceased operations due to lack of working capital resulting from unprofitable operations, and non-renewal of its gaming license due to delinquent filing of gaming tax reports and payment of gaming taxes. Currently, the Nitro Club is not operational, but contains substantial leasehold improvements as well as some valuable fixtures, including restaurant and bar equipment. The Company has been granted by the Colorado Division of Gaming a license to reopen and operate the Nitro Club as a limited stakes gaming casino.

   The Gas Light was operated as a restaurant until 1991, and has never been developed as a gaming casino. As of the date of this Report, it is gutted, vacant and being held for investment purposes. While the Company has no immediate or identified plans to develop the property either as a restaurant or as a casino, the license issued to the Company by the Colorado Division of Gaming on June 16, 1994 included all necessary regulatory approvals to operate the Gas Light as a limited stakes gaming casino. (SEE ITEM 2. DESCRIPTION OF PROPERTY.)

   LAST CHANCE SALOON:  DEADWOOD, SOUTH DAKOTA

   The Last Chance Saloon was located in the limited stakes gaming district in the City of Deadwood, South Dakota. Owned by the Company's subsidiary, Lincoln Corporation, the Last Chance Saloon was operated under a month-to-month lease. Due to unprofitable operations, the Last Chance Saloon was permanently closed effective May 31, 1994, and the lease was terminated.

   LILLIE'S:  DEADWOOD, SOUTH DAKOTA

   Lillie's was also a limited stakes gaming casino located in Deadwood, South Dakota. Lillie's is owned by the Company's subsidiary, Woodbine Corporation. Lillie's was permanently closed effective June 30, 1995, due to unprofitable operations. The property is owned by Woodbine Corporation and is being held for investment.

EMPLOYEES

   The Company presently has six (6) full time employees: William P. Martindale, Chairman; Stephen G. Calandrella, interim CEO; Peter
Bloomquist, Chief Financial Officer; George C. Garman, General Manager of Casino Masquerade; and two clerical staff.

   Mr. Martindale is employed by the Company pursuant to the terms of a three-year employment contract which provides for payment of base salary in the amount of $8,000 per month, subject to certain increases. Mr. Martindale is also entitled to receive further incentive compensation based upon the Company's net income from international gaming operations.

   During the year ended June 30, 1995, Nathan Y. Katz served as President and CEO of the Company. Effective October 12, 1995, Mr. Katz resigned as President, CEO and director of the Company. Mr. Katz and the Company have mutually agreed to the early termination of Mr. Katz's employment contract in consideration for present and future payments to Mr. Katz totalling $25,000. Effective October 12, 1995, Mr. Calandrella was elected to serve as interim CEO without compensation until a successor is identified and elected. There are currently no candidates identified for the permanent position of President and CEO.

   Mr. Bloomquist is employed by the Company pursuant to the terms of a three (3) year employment contract which provides for payment of base compensation in the amount of $7,500 per month. Mr. Bloomquist is also eligible to receive incentive stock options, subject to vesting, under the Company's 1993 Stock Incentive Plan.

   Mr. Garman is employed by the Company as General Manager of Casino Masquerade pursuant to a one (1) year employment contract which provides for payment of a base annual compensation of $68,000. In the first year, Mr. Garman is also entitled to receive five percent (5%) of the net income of the Casino Masquerade. Mr. Garman's contract automatically renews from year to year, absent termination by either party.

   Casino Masquerade currently operates with a total of 70 employees, including one manager. Because of the requirements of Aruban law, the staffing levels cannot be decreased during the slower summer season, and as a result the company expects the size of the labor force to remain relatively constant year round.

   The Bull Durham currently employs 20 persons, including one manager. During the peak summer season, employment typically increases to a total of 30 employees.

   Casino Las Vegas currently employs 18 persons.

CONSULTANTS

   The Company relies heavily upon the services of independent consultants, including its outside accountants and local attorneys in the jurisdictions in which the Company holds or plans to develop its international gaming interests.

COMPETITION

   INTERNATIONAL

   There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently ten (10) casinos on the Caribbean resort island of Aruba, Netherland Antilles and few barriers to entry of new participants in this market. The Company is aware of two other operating casinos in Bishkek, Kyrgyzstan. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

   DOMESTIC

   Competition in the gaming industry in the United States is intense. The Company presently estimates that gaming is permitted in most states in some form. There are numerous competitors engaged in the same or similar business as the Company, and competition has increased substantially in recent years with more competitors entering the market. Competition from these entities will continue to affect the operations of the Company and other operators in the gaming industry. Competition in Central City and Black Hawk, Colorado is particularly intense with numerous competitors in very close proximity and new competitors entering the market. There can be no assurance that the Company can obtain the resources necessary to compete successfully in the industry or that the Company can operate profitably given the existing level of competition.

   The Company's operations also compete with other forms of gaming conducted throughout the United States and the world. Other gaming activities include Bingo, Lotto, table games, sports betting and pari-mutuel wagering.

REGULATION

   INTERNATIONAL

   Ownership and operation of gaming establishments in each foreign jurisdiction where the Company has operations are extensively regulated by local authorities. In virtually all jurisdictions in which the Company plans to operate casinos, the Company will be required to obtain a Certificate of Authority to conduct business in that jurisdiction, as well as numerous licenses, including gaming licenses, tax licenses, liquor licenses and the like. Each jurisdiction maintains its separate regulatory environment with discrete requirements and approvals necessary.

   In each jurisdiction in which the Company has an opportunity to develop a casino, the Company has consulted with local officials as well as local advisors, including attorneys, accountants, bankers and other professionals whose services are or will be retained in order to ensure that the Company complies with all applicable regulatory requirements.
The Company will, of necessity, rely upon the consultation of such advisors in order to ensure compliance.

   DOMESTIC:  FEDERAL AND STATE LAW

   Ownership and operation of gaming establishments are extensively regulated by states in which such activities are permitted. Colorado has adopted numerous statutes and regulations covering limited stakes gaming operations. Existing regulation includes various aspects of the gaming industry, including ownership, operation and employment in all limited stakes gaming operations, taxation of revenues and regulation of equipment utilized in connection with such activities. Virtually all aspects of ownership and operation of gaming facilities require licensing by the state. Operators, machine manufacturers and distributors, employees and retailers are all subject to extensive investigation and regulation prior to licensing to engage in gaming activities. The procedure for obtaining these licenses is time consuming and costly.

   Because the Company is a publicly traded corporation, each of the officers, directors and shareholders owning 5% or more of the equity interest must be approved under existing statutes and regulations. The criteria established in determining fitness to conduct such operations include financial history, criminal record and character, in addition to satisfaction of application procedures set forth in the existing regulations. As a result of these regulations, any investor in the company who becomes a holder of 5% or more of the Company's Common Shares may be required to submit to a background investigation, provide financial statements and respond to inquiries from gaming regulators in accordance with licensing procedures. Such restrictions may discourage acquisition of large blocks of the Company's Common Shares and depress the price of the Company's Common Shares in any market which has or may develop.

   Under current regulations promulgated by the Colorado Limited Gaming Commission (the "Gaming Commission"), no gaming licensee may issue shares except in accordance with Colorado gaming laws and regulations; and any such issuances will be ineffective and such stock shall not be deemed issued until compliance is obtained; no shares of the licensee may be transferred except in accordance with Colorado Gaming Laws and regulations; and if the Gaming Commission determines that a holder of a licensee's securities is unsuitable, the licensee or a suitable person must, within sixty (60) days, purchase such securities at the lesser of the unsuitable person's investment or the current market price of such securities. Any person who becomes a beneficial owner of five percent (5%) or more of the Company's Common Stock must notify the Division of Gaming within ten (10) days after such person acquires such securities and must provide such additional information and be subject to a finding of suitability as required by the Division of Gaming Commission. The Company must notify each person who is subject to this regulation of its requirements as soon as it becomes aware of the acquisition. Further, each person who becomes a beneficial owner of more than ten percent (10%) of any class of voting securities of the Company must apply to the Commission for a finding of suitability within ten (10) days after acquiring such securities. The Company must notify each person who is subject to this regulation and its requirements as soon as it becomes aware of the acquisition.

   Existing Federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations. State statutes and regulations also prohibit various acts in connection with gaming operations, including false statements on applications and failure or refusal to obtain necessary licenses described in such regulations. Violation of any of these existing or newly adopted regulations may have a substantial adverse effect on the operations of the Company and its subsidiaries.

   DOMESTIC:  LIQUOR LICENSE

   The Company has been granted a casino tavern license issued under the Colorado Liquor Code for the Bull Durham. The Company has applied for a casino tavern license for the Nitro Club. The Company does not foresee any problems with the application and anticipates that it will be approved. As revised in 1993, the Colorado Liquor Code now includes a casino tavern license which is issuable to duly licensed and operating limited gaming casinos.

TAXATION

   INTERNATIONAL

   All jurisdictions in which the Company has the opportunity to develop casino operations impose tax on revenues and income generated as a permitted gaming licensee. The Company has consulted extensively with tax experts in each jurisdiction, as well as international tax experts in the United States, for the purpose of familiarizing itself with the tax laws of each such jurisdiction, as well as developing plans to take advantage of any and all opportunities available to companies which operate foreign businesses on a multi-jurisdictional basis. It is possible that the Company may form and organize controlled corporations under the laws of foreign jurisdictions in order to maximize the advantages available under the circumstances.

   DOMESTIC

   The operations of the Company and its subsidiaries will be subject to taxation at both the Federal and state level. Any net profits derived from the operations of the Company or its subsidiaries will be subject to United States Federal Income Tax and state income tax imposed by states in which they operate. These provisions regarding Federal and state income tax are generally applicable to all entities.

   The operations of the Company and its gaming subsidiaries in the gaming industry will also be subject to special taxes imposed by the states which permit such activities. Colorado imposes a variable tax on "adjusted gross proceeds" obtained within its boundaries. Adjusted gross proceeds is defined to include the total amount of all wagers made by players on limited stakes gaming, less all payments received by such players. With regard to games of poker, adjusted gross proceeds means any sums wagered in the poker hand, which may be retained by the operator of the gaming establishment. The tax ranges from 2% of all adjusted gross proceeds up to $2,000,000, to a rate of 18% for all amounts in excess of $2,000,000. In addition, the Cities of Black Hawk and Central City, as well as the State of Colorado, assess annual taxes, called "device fees", on each gaming unit utilized in a casino. Finally, the Cities of Black Hawk and Central City also impose an annual parking assessment on each casino.

   The cumulative impact of all the taxes, fees and assessments is substantial, and there can be no assurance that future increases in those taxes will not have a material adverse effect on the Company's gaming interests and operations.

   All regulations affecting the operations of the Company's limited gaming properties and businesses are subject to change by the respective regulatory authorities. Accordingly, there can be no assurance that there will not be enacted future amendments to those regulations which materially and adversely affect the business and profitability of the Company.

SERVICE MARKS

   The Company has filed an application in the United States Patent and Trademark Office to register "Global Casinos", including both the name and the Company's logo, as a federally protected service mark for use in connection with the Company's business. The Company may seek to register or file intent to use applications for additional service marks or trademarks in the future. Although the Company regards its service marks as valuable assets and intends to vigorously defend its service marks against infringements, the Company does not believe that the failure to obtain the service mark registrations for which it may apply, or the infringement by another entity of its service marks, would have a material adverse effect on the Company at the present time.

SEASONALITY

   INTERNATIONAL

   Bishkek is the capital city of the newly independent State of Kyrgyzstan, located on the western border of the Peoples' Republic of China. Bishkek has a population of approximately 900,000, with local economy based primarily on agriculture and natural resource development, including mining and oil and gas exploration. The local economy is experiencing the same difficulties shared with its other CIS members in evolving from a predominantly socialist economy to a free market economy, including low productivity and high inflation. Management anticipates that the principal clientele of the casino will be drawn largely from the local population without any significant dependence upon tourism. Moreover, the restaurant Naryn is the principal entertainment facility located in the central business district of Bishkek. Therefore, the Company does not expect Casino Las Vegas to experience significant seasonal fluctuations in business or revenues.

   Aruba is an independent nation comprising part of the Netherland Antilles along with Curacao and Bonnaire. The island has experienced accelerated international recognition as a premier Caribbean resort destination, hosting millions of tourists each winter season. An advantage to be gained by the Company acquiring the Casino on Aruba is the counter-cyclic effect that its high winter season would have with the Company's domestic operations. Typically, Caribbean destination resorts experience the highest concentration of tourism from December through April of each year.

   DOMESTIC

   The Company's casino in Colorado, while not seasonal in the conventional sense, experiences a significant increase in tourist traffic which occurs from May through September. The Bull Durham will generally realize more than half of its annual revenues during the tourist season. Based on historical precedent, the Bull Durham should not be expected to perform better than on a "break-even" basis during the winter months.


ITEM 2.        DESCRIPTION OF PROPERTIES

   CORPORATE OFFICES:  DENVER, COLORADO

   The Company's corporate headquarters are located at 1777 South Harrison, Skydeck, Denver, Colorado 80210. This property is currently leased at $3,424 per month, expiring September 30, 1999. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future.

   CASINO LAZURNAYA:  SOCHI, RUSSIA

   The Casino Lazurnaya, which opened in January, 1994, was developed and is operating under a lease with the Joint Venture "Lazurnaya", a Russian-Turkish group which developed and owns the recently completed four-star Hotel Radisson Lazurnaya, located in the Black Sea resort city of Sochi, Russia. Under the terms of the lease, the casino occupies 5,400 square feet on the hotel's third floor. The initial lease under which the casino operated provided for a nominal base monthly rental plus 10% of the net profits generated by the casino. Effective January 1, 1995, the terms of the lease were renegotiated to eliminate rent based upon a percent of the casino's net profit but substantially increase the fixed guaranteed base monthly rental. Under the terms of the renegotiated lease, the base rent for 1995 was increased to $250,000, with future annual increases up to a maximum of $500,000 beginning in the seventh year. Until July 15, 1995, rights under the lease were held by the International Joint Venture, of which the Company's wholly-owned subsidiary, Global International, held an 80% undivided interest. Effective July 15, 1995, the International Joint Venture was dissolved and the Company has no further interest in Casino Lazurnaya.

   CASINO LAS VEGAS:  BISHKEK, KYRGYZSTAN

   The Company's right to operate the Casino Las Vegas in the Naryn Restaurant located in the City of Bishkek, Kyrgyzstan, is derived from an agreement initially entered into in 1992 (the "Naryn Contract") between Corporation Restaurant Naryn and Aztec-Talas-Four Star, Inc., a Nevada corporation ("ATF"). The Naryn Contract was assigned by ATF, with the consent of Corporation Restaurant Naryn, to Global Group, the Company's international joint venture partner. Global Group, in turn, assigned the Naryn Contract to the International Joint Venture. Pursuant to the Dissolution Agreement, effective July 15, 1995, the International Joint Venture assigned all rights in Casino Las Vegas and the Naryn Contract with Corporation Restaurant Naryn to the Company.

   Pursuant to the terms of the Naryn Contract, the Company has the right to develop and operate the Casino Las Vegas on the second floor of the Restaurant Naryn in Bishkek. The casino opened in July, 1994. Casino Las Vegas occupies approximately 4,000 square feet, and contains fifty (50) slot machines, four (4) black jack tables, four (4) Caribbean stud poker tables and two (2) roulette wheels. The restaurant occupies the first floor and is of comparable size. The Agreement has a term of twenty (20) years, expiring on April 12, 2013.

   Net income generated from gaming operations at the casino is divided 61% to the Company and 39% to the Corporation Restaurant Naryn until such time as the Company has recouped its capital investment in the casino plus interest at the rate of 18.0% on such capital; thereafter, revenues will be shared on a 50%-50% basis. The Company expended approximately $500,000 in the development of the Casino Las Vegas. Under the terms of the Company's agreement with ATF, after the Company has received profit distributions equal to its capital expenditure of approximately $500,000, ATF will be entitled to receive 10% of the net profits of the casino generated thereafter.

   CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES

   On April 29, 1994, the Company closed upon a definitive Stock Purchase Agreement purchasing a net 66-2/3% interest in the Casino Masquerade which is located in the recently renovated Radisson Aruba Caribbean Resort and Casino on the Caribbean resort island of Aruba, Netherland Antilles. The Aruba Caribbean Resort and Casino (the "Hotel") is owned by the Dutch Hotel and Casino Development Corporation N.V., an Aruba corporation ("Dutchco") and operates under an October 11, 1992 Management Agreement with Radisson Hotel Corporation. Dutchco holds a gaming permit issued by the Nation of Aruba which authorizes it to operate a gaming casino on the premises. Under the authority of its Gaming License, Dutchco has leased the casino to Global Entertainment Group N.V., an Aruba corporation ("Global Entertainment") which, since 1993, has operated the casino under an exclusive lease which has a term of five (5) years with automatic one-year extensions thereafter.

   Global Entertainment is wholly-owned by B.P.J. Holding N.V., a Curacao corporation. The definitive Stock Purchase Agreement provided for the purchase by the Company of sixty-six and two-thirds percent (66-2/3%) of the issued and outstanding shares of the capital stock of B.P.J. Holding N.V. Until July 15, 1995, the remaining thirty-three and one-third percent (33-1/3%) of B.P.J. Holding N.V. was owned by Broho Holding N.V., an unaffiliated company controlled by Kenneth D. Brown. Effective July 15, 1995, Broho Holding N.V. assigned its interest to the Company. The Company presently holds 100% of the issued and outstanding stock of B.P.J. Holding N.V.

   The Casino occupies approximately 8,500 square feet in the Hotel under the lease agreement between Dutchco and Global Entertainment. As rent under the lease, Global Entertainment is obligated to pay Dutchco percentage rent based upon the gross gaming revenues (net of all government taxes and fees) of the casino equal to ten percent (10%) of the gross gaming revenues for the years 1994 and 1995, fifteen percent (15%) for the year 1996, and thereafter twenty percent (20%) of gross gaming revenues. Under the lease, "gross gaming revenue" is defined to mean (i) the net win from gaming activities, which is the difference between gaming wins and losses before deducting cost and expenses which shall include all markers, promises to pay and checks received, less (ii) the Aruba gaming tax and the expenditures related to the employment of government inspectors for the casino operation.

   The Casino has been fully operational since December, 1993, when extensive renovations to the Hotel were completed. Operations at the casino currently consist of one hundred fifty nine (159) slot machines, eight (8) blackjack tables, two (2) roulette wheels, three (3) Caribbean Stud tables, one (1) craps table and one (1) mini Baccarat table. The casino also serves liquor and provides a limited food service.

   BULL DURHAM SALOON AND CASINO:  BLACK HAWK, COLORADO

   The Bull Durham Saloon and Casino was acquired by Casinos U.S.A. in 1992 for a purchase price of $3.5 million. Casinos U.S.A. owns the real property and improvements subject to numerous security interests. The
Bull Durham consists of approximately 4,700 square feet and currently operates one hundred and six (106) slot machines and three (3) black jack tables. The casino also holds a retail liquor license issued by the State of Colorado, and offers a limited food service in addition to beverages. The Company has no current plans to renovate this property.

   The Bull Durham is currently encumbered by mortgages securing the following loans in order of priority: $671,603 promissory note accruing interest at the rate of 7.0% with $5,996 monthly payments and a balance of $686,290 on June 30, 1995; $737,500 promissory note accruing interest at 7.0% with monthly payments of $2,998 and a balance of $737,500 on June 30, 1995, of which $597,590 in principal have agreed to convert to equity of the Company; $2,546,260 promissory note to Lisa Paige Montrose accruing interest at the rate of 7.0% with monthly payments of $19,741, a balance of $2,420,732 on June 30, 1995, and final payment due in 1998 of $2,196,317; $444,650 promissory note accruing interest at the rate of 7.0% with monthly payments of $3,447, a balance of $419,768 on June 30, 1995, and a final payment due in 1998 of $379,888; and a $462,090 promissory note accruing interest at the rate of 7.0% with monthly payments of $3,582, a balance of $439,310 on June 30, 1995, and a final payment due in 1998 of $398,583. The first two promissory notes are owed by Ms. Montrose to Astraea and related creditors. The third promissory note is owed by Casino U.S.A to Ms. Montrose as a "wrap" around the first two promissory notes. The deeds of trust securing the last three promissory notes are all subordinated to the security interests of the first two promissory notes. As of June 30, 1995, all of the foregoing debts were in default. The holders of the last three promissory notes have commenced foreclosure proceedings. (SEE, ITEM 3, LEGAL PROCEEDINGS.)

   GAS LIGHT - NITRO CLUB:  CENTRAL CITY, COLORADO

   The Gas Light, built in the 1880's, is located at 114 Lawrence Street. Consisting of approximately 2,800 square feet, with 1,400 square feet on each of its two floors, the property was purchased by the Company's predecessor in 1992 for $850,000. The property is owned by Colorado Gaming Properties subject to mortgages securing the following debts:
$350,000 promissory note accruing interest at the rate of 10.0% with monthly payments of $3,378, and a final payment of $314,306 due in 1997; $50,000 promissory note accruing interest at the rate of 10.0%, and which is past due and in default with $47,850 due as of June 30, 1995. The holder of the second promissory note has commenced foreclosure proceedings. (SEE, ITEM 3, LEGAL PROCEEDINGS.) The Company has no current plans to renovate this property or commence operations there.

   The Nitro Club, located adjacent to the Gas Light, was built in 1881 and consists of approximately 7,300 square feet on three floors. The Colorado Gaming Properties owns the Nitro Club subject to mortgages in the aggregate principal amount of $450,000, payable in monthly installments of approximately $5,151 with a principal balloon payment of approximately $346,355 due in 2001. The company plans to relocate 29 slot machines and other miscellaneous casino equipment formerly utilized in the Last Chance Saloon in Deadwood, South Dakota for use in the Nitro Club. Management hopes to have the Nitro Club reopened in 1996, although no assurance can be given that the casino will be operational or that the Company will have the capital to make the casino operational by that date. The Company has no current plans to renovate the property.

   LILLIE'S:  DEADWOOD, SOUTH DAKOTA

   Lillie's was purchased in 1993 for $225,000, and is owned by Woodbine Corporation subject to a mortgage with a principal balance of approximately $79,514, semiannual payments of $10,297 accruing interest at the rate of 10.0% and maturing in the year 2000. Lillie's was a fully-licensed Gaming Casino, consisting of 2,500 square feet, of which 2,000 square feet were devoted to gaming; the balance to food and beverage service or gaming support. The casino contained twenty-eight (28) slot machines. Lillie's was closed effective June 30, 1995, and the property is being held for investment. The Company has no plans to renovate this property.

ITEM 3.        LEGAL PROCEEDINGS

   The Company is currently involved in the following pending legal proceedings:

   1)   ASTRAEA INVESTMENT MANAGEMENT, L.P., AS TRUSTEE VS. GLOBAL CASINOS,
        -------------------------------------------------------------------
        INC., et. al,
        ------------
        Cause Number 94-02487 in the District Court of Dallas County, Texas, 116th Judicial District.

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

        The Company admits making the promissory notes to the Plaintiff which has the approximate principal balance of $680,000, although believes it may have some defenses and offsets. The Company is in the process of attempting to renegotiate and restructure this indebtedness to amortize it within the parameters of projected future cash flow. However, there can be no assurance that the creditors will agree to any such restructuring. As of the date of this report, the matter is still pending and in the opinion of management there exists a high probability that if the matter goes to trial it will result in the entry of an adverse judgment against the Company for the full amount of the outstanding principal balance due on the note, accrued default interest, attorneys' fees and other costs of collection. Such a judgment would have a material adverse impact upon the Company, its assets and operations.

   2)   William Kunzweiler vs. Global Casinos, Inc.,
        -------------------------------------------
        Civil Action Number 94-13107-M in the District Court of Dallas County, Texas, 298th Judicial District.

        This matter has been brought to collect the outstanding balance of $150,000.00 due on a promissory note which was given by the Company in March, 1994. The promissory note has matured and the Company is in default. The Company's failure to repay the note is due solely to its lack of available funds to do so. The Company does not dispute the outstanding balance due on the note or its liability thereunder.

        On February 28, 1995, a default judgment was entered against the Company and in favor of the Plaintiff in the amount of $170,346.25, representing principal balance due, accrued and unpaid interest, attorneys' fees and court costs. Since that date, the Company has made four payments totalling, in the aggregate, $100,000 to be applied towards the satisfaction of this judgment. The Company has a tacit arrangement with the Plaintiff that it will retire the judgment at the rate of $25,000 per month, although there exists no firm commitment on the part of the Plaintiff to forebear from collection efforts even if the Company amortizes the judgment at this rate.

   3)   Lisa Paige Montrose Promissory Note.
        -----------------------------------

        Lisa Paige Montrose is the holder of a promissory note made by Casinos U.S.A., Inc., a wholly-owned subsidiary of the Company, in the original principal amount of $2,546,260, which note was given in connection with the acquisition and purchase of the Bull Durham Saloon and Casino in Black Hawk, Colorado. The obligation to repay the note is secured by a subordinated deed of trust against the Bull Durham Saloon and Casino. The Company has been served notice by Lisa Paige Montrose's legal representatives that she has construed the acquisition of Casinos U.S.A., Inc. by the Company in November 1993 as a "transfer of control" under applicable provisions of her deed of trust which would grant her the right to accelerate the entire indebtedness represented by the promissory note. The Company denies that Ms. Montrose has any basis in law or fact to accelerate the balance of the indebtedness, which the Company has been retiring in monthly installments paid in accordance with its terms. No civil action has been filed in this matter. If such an action is filed, the Company will vigorously defend. In the meantime, the Company has been in active negotiations with the legal representatives of Ms. Montrose in an effort to reach a mutually satisfactory resolution to the areas of disagreement.

        Casinos U.S.A., Inc. is presently a party to a foreclosure proceeding against the Bull Durham Saloon and Casino by the Gilpin County Public Trustee. The action was commenced by Lisa Paige Montrose and was joined by Long & Jaudon, P.C., Richard C. Frajola, Francine M. Frajola, Marian Johnson, Mary E. Goodwin and Virginia
        G. Norris, all as beneficiaries of deeds of trust securing promissory notes in default. The action was commenced on July 14, 1995, and has been designated proceeding No. 95-17. The foreclosure sale is presently scheduled to take place October 19, 1995. The Company disputes the right to foreclose inasmuch as cure payments were made as negotiated. Negotiations continue in an effort to resolve this matter prior to any foreclosure sale.

   4)   Angell & Deering v. Casinos, U.S.A., Inc. and Global Casinos, Inc.,
        ------------------------------------------------------------------
        Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

        The Company is a named defendant in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and QUANTUM MERUIT based upon accounting services provided to Casinos U.S.A., Inc., the Company's wholly-owned subsidiary.
        The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A., Inc. disputes the damages claimed. Nevertheless, the parties are attempting to negotiate a resolution to the dispute.

   5)   Pioneer Group, Inc. Foreclosure.
        -------------------------------

        The Company's wholly-owned subsidiary, Colorado Gaming Properties, Inc., as owner of the Gas Light, is presently a party to a foreclosure proceeding against the Gas Light by the Summit County Public Trustee. The action was commenced in August, 1995, by Pioneer Group, Inc. as beneficiary on a subordinated deed of trust securing a promissory note in default. The Company has not yet determined whether it should cure the default or allow the property to be sold.

   6)   Denver Fire Reporter & Protective Co., d/b/a Denver Burglar Alarm
        -----------------------------------------------------------------
        v. Colorado Gaming Properties, Inc.,
        -----------------------------------

        Case No. 95-C-1411, in the Colorado District Court for Jefferson
        County.

        The Company's wholly-owned subsidiary, Colorado Gaming Properties, Inc., as owner of the Nitro Club, was named in a lawsuit filed on
        or about March 21, 1995.   The Plaintiff sought recovery of its
        security equipment which had been installed in the Nitro Club by Colorado Gaming Properties, Inc.'s predecessor. The parties commenced negotiations to resolve the dispute which resulted in an agreement whereby the suit was dismissed without prejudice, and the equipment was left on the premises with the intent to utilize the equipment when and if the
        Nitro Club is opened for business in the Spring of 1996.

   7)   Securities and Exchange Commission Investigation.

        The Company was served with a subpoena duces tecum issued by the Securities and Exchange Commission in connection with its investigation of certain companies other than the Company. The Company has complied with the subpoena and supplied documents in response thereto and believes that it has cooperated fully in the investigation. The subpoena contains an admonishment that no inference should be drawn that any violation of federal securities laws has occurred, and management of the Company is not aware of any facts which would suggest that it has violated any federal or state securities laws. The interim Chief Executive Officer of the Company serves as president of one of the subject companies.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1995.

                                  PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The outstanding shares of Common Stock are traded over-the-counter and traded on the NASDAQ Small-Cap Market under the symbol "GBCS". The reported high and low bid and ask prices for the Common Stock are shown below for the period from July 1, 1993 through September 30, 1995:


                                 Bid                      Ask
                                 ---                      ---

                            High      Low            High      Low
                            ----      ---            ----      ---
   1993 Fiscal Year
        First Quarter       1         5/8            1-1/8     13/16
        Second Quarter      1         9/16           1-1/4     7/8
        Third Quarter       2-3/8     11/16          2-11/16   7/8
        Fourth Quarter      5         1-15/16        5-1/16    2

   1994 Fiscal Year
        First Quarter       4-1/16    2-1/2          4-3/16    2-9/16
        Second Quarter      3-3/8     2-1/4          3-5/8     2-3/8
        Third Quarter       2-9/16    1-15/16        2-11/16   2-1/16
        Fourth Quarter      3-3/8     2-1/4          3-5/8     2-3/8

   1995 Fiscal Year
        First Quarter       2-9/16    1-15/16        2-11/16   2-1/16
        Second Quarter      2-5/16    1              2-7/16    1-3/16
        Third Quarter       1-5/8     1-1/32         1-23/32   1-1/8
        Fourth Quarter      1-5/16    15/32          1-3/8     9/16

   1996 Fiscal Year
        First Quarter       3/4       13/32          25/32     17/32

     The bid and ask prices of the Company's Common Stock as of September 29, 1995 were 9/16 and 11/16 respectively, as reported on NASDAQ. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 29, 1995, there were approximately 917 record owners of the Company's Common Stock.

     The Company's Board of Directors may declare and pay dividends on outstanding shares of Common Stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid and the Company does not anticipate the payment of dividends in the foreseeable future. Further, under the terms of the Convertible Preferred Stock issued by the Company, the Company is restricted from paying cash dividends on Common Stock during the period that the Convertible Preferred Stock is outstanding. The Company was obligated to redeem any outstanding shares of Convertible Preferred Stock on or before May 31, 1995, and the Company is in default on this obligation with holders of Preferred Stock representing an aggregate redemption value of $346,500, such holders having not entered into letter agreements with the Company in May 1995 described elsewhere in this report. (SEE ITEM 1. DESCRIPTION OF BUSINESS, FINANCING.)

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Prospectus.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1995 COMPARED TO JUNE 30, 1994

     The Company is organized as a holding company for several entities holding gaming-related properties. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino, located in Black Hawk, Colorado. During the year ended June 30, 1995, Woodbine operated Lillie's Casino located in Deadwood, South Dakota. During the year ended June 30, 1995, Global International held an 80% interest in the International Joint Venture which held certain interests in Casino Lazurnaya in Sochi, Russia, and Casino Las Vegas in Bishkek, Kyrgyzstan. Colorado Gaming Properties owns the Nitro Club and Gas Light properties in the limited gaming district of Central City, Colorado. BPJ Holding, Inc., a Aruba corporation, owns and operates the Casino Masquerade on the Island of Aruba, in which corporation the Company held a sixty-six and two/thirds percent (66.2/3%) interest until July 15, 1995, and thereafter a one hundred percent (100%) interest.

     The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements, and foreclosure proceedings are pending on two of the Company's properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company is negotiating with an underwriter to undertake an offering of the Company's securities. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

     The Company is currently in default under both senior and subordinated promissory notes secured by the Bull Durham Saloon and Casino. The Company also has a note receivable from one of the subordinated promissory note holders which is secured by a first deed of trust on the Bull Durham Saloon and Casino's real estate. This note receivable came into existence in 1992 as part of a management agreement entered into between the Company and the subordinated note holder. The agreement called for the Company to make improvements to the property and to receive a first deed of trust secured by the real estate in consideration of these improvements. In June, 1993 the Company agreed to purchase the real estate and improvements for a wrap-around note in the approximate amount of $3,450,000. Later in 1993, the Company's note receivable was restructured so that the total payment on the wrap-around note would be made to the subordinated note holder who would then, in turn, make payments to various individuals that the Company had assigned a collateral interest in the note receivable as security for loans these individuals had made to the Company. The note receivable calls for monthly principal and interest payments of $8,993 at 7% until June 21, 1999 when the entire unpaid balance is due. As of June 30, 1995 the note was two months in arrears. As the note is a first deed of trust, the Company believes that the value of the real estate is sufficient to cover the entire amount of the note receivable. The note is assigned as collateral to certain note holders of the Company. If the Company is unable to collect the note receivable or pay the note holders in full, the note receivable would be foreclosed upon by the note holders. The Company is also in default on subordinated debt secured by the Gas Light property. Both of these properties are the subject of pending foreclosure proceedings. Although the Company is in the process of attempting to negotiate settlements of these proceedings, there can be no assurance that settlements will be reached or that the properties will not be sold, resulting in a total loss of the Company's investments.

       The Company has experienced a significant decrease in working capital. The majority of this decline is due to the increase in the current portion of long-term debt. Substantially all of the Company's long-term debt is in default and, as such, is classified as a current liability. The Company is subject to two foreclosure proceedings involving the Bull Durham and Gas Light properties.

       The Company believes it has reached an agreement in principle to renegotiate the debt agreement which is secured by the Bull Durham. Subsequent to June 30, 1995, the Company made all required payments under the proposed renegotiated debt agreement. Negotiations continue in an effort to resolve this matter prior to any foreclosure sale.

       A foreclosure proceeding against the Gas Light has been brought by certain subordinated note holders. Negotiations continue in an effort to resolve this matter prior to any foreclosure sale.

       The Company is attempting to renegotiate it current debts. Management believes that improved casino operating results at its international locations will provide working capital to sustain the Company. Revenues for the three (3) months ended September 30, 1995 are approximately $1,650,000 (unaudited) as compared to $1,450,000 (unaudited) for the comparable three (3) month period of the prior year. This increase is driven by an increase in revenues of approximately $613,000 (unaudited) from the Company's Aruba and Kyrgyzstan locations, offset by a decrease of approximately $375,000 (unaudited) resulting from the disposition of the Russian operation. The remaining decrease of $38,000 (unaudited) results from the closure of Lillie's and decreased revenue at the Bull Durham.

     The Company's balance sheet reflects a slight decrease in current assets, a modest decrease in total assets, and a drastic impairment in working capital. Specifically, during the twelve (12) months ended June 30, 1995, current assets decreased from $945,322 at June 30, 1994, to $923,865 at June 30, 1995, a decrease of $21,457 or 2.3%. Decreases in cash of $52,234, or 8.5%, and restricted cash of $2,950, or 12.3%, were more than offset by increases in receivables from related parties of $69,482, or 109.7%, and net receivables of $62,004, or fourteen times the $4,058 reported June 30, 1994. Other factors include a decrease in prepaid expenses of $50,696, or 76.4%, and the increase in current portion of notes receivable of $13,187, or 18.2%.

     The Company's investment in net property, plant and equipment remained relatively stable, dropping 3.1%, with a $553,855 or 24.7% increase in investment in equipment and leasehold being more than offset by accumulated depreciation. Leasehold and contract rights decreased 12.0% reflecting amortization of $338,300. Total assets declined 4.9% from $14,021,496 on June 30, 1994 to $13,336,703 on June 30, 1995.

     Current liabilities increased 154% from $3,974,878 on June 30, 1994, to $10,103,943 on June 30, 1995. This increase reflects a $4,685,435, or 238.5%, increase in the current portion of long-term debt, and a $29,262, or 4.5%, increase in accrued interest. The majority of this decline is due to the increase in the current portion of long-term debt. Substantially all of the Company's long-term debt is in default and, as such, is classified as a current liability. Also there are substantial increases in accounts payable of $158,994, or 24.2%, and accrued expenses of $264,584, or 37.7%, which reflect the Company's increased level of operations, and a five times increase in notes payable to related parties of $46,790, and a $346,500 increase in Series A Preferred Stock in default.

     As a result of the foregoing decrease in current assets and increase in current liabilities, the Company's working capital deficit increased drastically from $(3,029,556) on June 30, 1994, to $(9,180,078) on June
30, 1995, or a 203.0% decline.  The current ratio decreased from .24 to
 .09. This substantial decline is attributable to the dramatic increase in the current portion of long-term debt. The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital necessary to overcome the deficit.

     During the fiscal year ended June 30, 1995, the Company sold an aggregate of 1,011,124 shares of Common Stock pursuant to the exercise of outstanding Warrants or private placements, realizing gross proceeds from the sale of these securities of $971,812. The majority of the Warrant exercises were undertaken pursuant to a Registration Statement which was declared effective by the Securities and Exchange Commission. The Warrant exercises contributed $850,000 to the stockholders' equity of the Company. The Company also issued 17,500 shares of stock to employees of the Company and was able to negotiate $141,480 of debt to accept 62,000 shares of Common Stock in satisfaction of this debt. Also the Company was able to negotiate 1,233,000 shares of Preferred Stock to make the redemption in exchange for a lower conversion price. This added 2,241,000 of Preferred Stock to the Company's equity. As a result of the foregoing, stockholders' equity increased from $1,755,333 on June 30, 1994, to $3,096,251 on June 30, 1995, an increase of $1,340,918, or 76%.

     Effective June 30, 1995, the Company consummated the purchase of approximately $937,204 promissory notes held by sixteen (16) creditors of Casinos U.S.A. The promissory notes are secured by a collateral assignment of an undivided interest in a senior deed of trust against the Bull Durham Saloon and Casino in Black Hawk, Colorado. In consideration of the assignment of the notes and collateral security, the Company issued to the Casinos U.S.A. note holders an aggregate of 1,249,605 shares of Common Stock, valued at $.75 per share. Since the transaction is contingent upon the Company filing a Registration Statement, the notes are shown as debt outstanding until the Registration Statement is filed. However, by virtue of the Company continuing to hold the notes and collateral as a secured creditor of Casinos U.S.A., the Company has gained a priority over subordinated secured creditors of Casinos U.S.A. Such priority could have a benefit to the Company in the event of a foreclosure or forced liquidation of Casinos U.S.A. by junior lien holders.

     As a result of a loss from continuing operations during the year ended June 30, 1995, of $(2,085,919), together with non-cash net expenses of $1,205,538 (comprised of amortization of $366,302, depreciation of $616,188, stock for services of $23,048, and impairment of gaming facility of $(200,000)), and increases in operating assets and liabilities totaling $576,731 (primarily due to increases in accounts payable and accrued expenses), at the year ended June 30, 1995, the Company reported net cash used by operations of $306,651. This compares with net cash used in operations of $(1,470,737) for the year ended June 30, 1994, based on a loss from continuing operations of $2,572,060, non-cash items of $591,405 (comprised of $139,037 of amortization, $373,412 of depreciation, and $78,956 of warrants issued for services), and an increase in operating assets and liabilities of $509,918 (comprised mainly of increases in accounts payable and accrued expenses).

     Net cash used by investing activities for the year ended June 30, 1995 was $(532,341). This compares with net cash used by investing activities of $(2,024,264) for the year ended June 30, 1994. For the year ended June 30, 1995, the Company used $553,858 for the purchase of equipment and $127,065 for additions to other assets. This compares to $809,246 for the purchase of equipment and $95,193 for additions to other assets for the year ended June 30, 1994. Offset against this, the Company received $148,582 and $127,827 of principal payments on its note receivable for the years ended June 30, 1995 and 1994, respectively.

     Net cash provided by financing activities for the year ended June 30, 1995 was $783,757. This compares with net cash provided by financing activities of $3,826,576 for the year ended June 30, 1994. Specifically, cash provided by financing activities for the year ended June 30, 1995 was $783,757, comprised of $215,500 in loans and $971,812 realized from the exercise of Common Stock Purchase Warrants and stock offerings. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $403,554. This compares to borrowings of $548,034, proceeds from the issuance of Common Stock of $886,000, proceeds from the issuance of Preferred Stock of $2,587,500, offset by note payments of $174,958 for the year ended June 30, 1994.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

     By letter agreement dated June 27, 1995, and effective July 15, 1995, the International Joint Venture was dissolved, the Company assigned its interest in Casino Lazurnaya in Sochi, Russia to a third party, the Company received the remaining one third interest in Casino Masquerade in Aruba, the Company received an additional 12.2% profit interest in Casino Las Vegas in Bishkek, Kyrgyzstan, the Company received a promissory note from the third party in the amount of $200,000 with a maturity date of December 31, 1995, and such third party forgave amounts due and owing from the Company in the approximate amount of $45,459 and contract rights for future payments. As a result of this transaction, The Company has no further interest in Casino Lazurnaya, a 100% ownership interest in Casino Masquerade, and a 61% profit interest in Casino Las Vegas. It is not expected that the foregoing acquisition and disposition of the Company's interests in the various operating casinos will have a material effect upon the Company's working capital, either positively or negatively.

     Other than the foregoing, Management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

RESULTS OF OPERATIONS -     TWELVE (12) MONTHS ENDED JUNE 30, 1995 COMPARED
                            TO TWELVE (12) MONTHS ENDED JUNE 30, 1994

   A comparison of the results of operations of the Company for the year ended June 30, 1994 with the results of operations for the year ended June 30, 1995 demonstrates a dramatic change due to the Company's acquisition of additional operating properties. For the year ended June 30, 1994, only Lillie's Casino in South Dakota and the Bull Durham Saloon and Casino in Black Hawk, Colorado operated for the entire twelve-month period. Last Chance Casino in South Dakota was closed effective May 31, 1994, and the Casino Masquerade in Aruba, acquired in April 1994, only operated for two
(2) months. In contrast, during the fiscal year ended June 30, 1995, the Casino Masquerade operated for a full year, the Company opened the Casino Las Vegas in Bishkek in July, 1994 and the Casino Lazurnaya in Sochi, Russia operated for a full year.

   Net revenues for the twelve (12) months ended June 30, 1995 were $7,303,386 based on casino revenues of $7,059,714, revenues from the sale of food of $243,672. Net revenues nearly tripled from $1,870,710 for the year ended June 30, 1994.

   The foregoing changes in operations also resulted in substantial increases in operating, general and administrative expenses which increased from $3,307,736 for the year ended June 30, 1994 to $7,554,550 for the year ended June 30, 1995, an increase of 128%. Depreciation increased 65.0% and amortization increased 163.5% over the same period reflecting additional investments in equipment and other assets associated with the new operations. Also the Company recorded an impairment of gaming facilities of $200,000 based upon actual and proposed sales of comparable property in the area. Total operating expenses increased from $3,820,185 for the year ended June 30, 1994, to $8,853,931 for the year ended June 30, 1995, an increase of 131.8%.

   As a result of the dramatic increase in net revenues, and the somewhat more modest increase in operating expenses, losses from operations were reduced 20.5% from a loss of $(1,949,475) for the year ended June 30, 1994, to a loss of $(1,550,545) for the year ended June 30, 1995. Interest income increased 4.3% while interest expense was reduced 11.6% over the same period. Losses from continuing operations were reduced 18.9% from a loss of $(2,572,060) for the year ended June 30, 1994, to a loss of $(2,085,919) for the year ended June 30, 1995.

   The Company had no income or loss from discontinued operations for the year ended June 30, 1995; however, as a result of the Company's international operations, the Company reported a foreign currency loss of $(116,891).

   As a result of the foregoing, the Company reported a net loss for the twelve (12) months ended June 30, 1995, of $(2,036,422), a decrease of 26.5% from the loss for the year ended June 30, 1994 of $(2,771,440), which translates into a net loss per share of $(.22), based on 9,156,894 weighted average shares outstanding.

   Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

ITEM 7.        FINANCIAL STATEMENTS

   The following financial statements are filed as part of this report:

   1.   Report of Independent Auditors;

   2.   Audited Balance Sheet as of June 30, 1995;

   3.   Audited Statements of Operations as of June 30, 1995 and 1994;

   4. Audited Statements of Cash Flows for the years ended June 30, 1995 and 1994;

   5. Audited Statement of Changes in Stockholders' Equity for the year June 30, 1995 and 1994;

   6.   Notes to Financial Statements.

   All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On June 3, 1994, the Company's Board of Directors approved a change in the Company's certifying accountant. The change was effective June 3, 1994.

   The independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Tanner + Co. None of Tanner + Co.'s reports over the past two (2) years and the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement between the Company and Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Company has retained the accounting firm of Ernst & Young LLP to serve as the Company's principal accountants to audit the Company's financial statements. This engagement was effective June 3, 1994. Prior to its engagement as the Company's principal independent accountant, Ernst & Young LLP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                 PART III

   Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 1995.


                                  PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   Financial Statements
   --------------------

   The following financial statements are filed as part of this report:

   1.   Report of Independent Auditors;

   2.   Audited Balance Sheet as of June 30, 1995;

   3.   Audited Statements of Operations as of June 30, 1995 and 1994;

   4. Audited Statements of Cash Flow for the years ended June 30, 1995 and 1994;

   5. Audited Statement of Changes in Stockholders' Equity for the year June 30, 1995; and

   6.   Notes to Financial Statements.


   Exhibits
   --------

   a.   The following Exhibits are filed as part of this Report pursuant to
Item 601 of Regulation S-B:

Exhibit No.             Title
- -----------             -----

*   1.0     Articles of Amendment to the Articles of Incorporation dated
            June 22, 1994

*   3.1     Amended and Restated Articles of Incorporation

*   3.2     Bylaws

*   3.3     Certificate of Designations, Preferences, and Rights of Series
            A Convertible Preferred Stock

*   4.1     Specimen Certificate of Common Stock

*   4.2     Specimen Class A Common Stock Purchase Warrant

*   4.3     Specimen Class B Common Stock Purchase Warrant

*   4.4     Specimen Class C Common Stock Purchase Warrant

*   4.5     Warrant Agreement

*   5.0     Opinion of Neuman & Cobb regarding the legality of the
            securities being registered

*  10.1     Selling Agent Agreement

*  10.2     The Casino-Global Venture I Joint Venture Agreement

*  10.3     Assignment of Casino-Global Joint Venture Agreement dated
            January 31, 1994

*  10.4     Nonresidential Lease Agreement between Russian-Turkish Joint
            Venture Partnership with Hotel Lazurnaya and Global Casino
            Group, Inc. dated September 22, 1993

*  10.5     Contract by and between Aztec-Talas-Four Star, Inc. and Global
            Casinos Group, Inc. dated April 12, 1993, and Addendum to
            Agreement by and between Aztec-Talas-Four Star, Inc., Global
            Casinos Group, Inc. and Restaurant "Naryn" dated June 29,
            1993.

*  10.6     Agreement and Plan of Reorganization among Silver State
            Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro
            Chemical Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated
            September 20, 1993

*  10.7     Agreement and Plan of Reorganization among Casinos U.S.A.,
            Lincoln Corporation, Woodbine Corporation and Morgro Chemical
            Company, dated October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated November
            19, 1993

*  10.8     Stock Pooling and Voting Agreement, incorporated by reference from the Company's Current Report on Form 8-K, dated November
            19, 1993

*  10.9     Employment Agreement, dated September 28, 1993, between Morgro
            Chemical Company and Nathan Katz, incorporated by reference from the Company's Current Report on Form 8-K, dated November
            19, 1993

*  10.10    Employment Agreement, dated October 15, 1993, between Morgro
            Chemical Company and William P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated
            November 19, 1993

*  10.11    Asset Acquisition Agreement by and among Global Casinos, Inc.,
            Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994

*  10.12    Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*  10.13    Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated
            April 29, 1994

*  10.14    Aruba Caribbean Resort and Casino Lease Agreement, dated
            January 18, 1993, incorporated by reference from the Company's
            Current Report on Form 8-K, dated April 29, 1994

*  10.15    Aruba Gaming Permit issued to Dutch Hotel and Casino
            Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*  10.16    Letter Agreement between Astraea Investment Management, L.P.
            and Global Casinos, Inc. dated May 11, 1994

*  10.17    Guaranty from Global Casinos, Inc. to Astraea
            Investment Management, L.P. dated May 19, 1994

*  10.18    Secured Convertible Promissory Note in favor of
            Global Casinos, Inc. from Astraea Investment
            Management, L.P. dated May 19, 1994

*  10.19    Registration Rights Agreement between Global
            Casinos, Inc. and Astraea Investment Management,
            L.P. dated May 11, 1994

*  10.20    Employment Agreement, dated July 1,1994 , between
            Global Casinos, Inc. and Peter Bloomquist

** 10.21 Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.

***10.23 Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

*  23.1     Consent of Neuman & Cobb

*  23.2     Consent of Tanner + Co., Certified Public Accountants

*  23.3     Consent of Schumacher & Bruce, Inc., Certified Public
            Accountants

*  23.4     Consents of Angell & Deering, Certified Public Accountants for
            Casinos U.S.A., Inc., Lincoln Corporation and Woodbine
            Corporation

*  23.5     Consent of Ernst & Young, independent auditors

- ------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.

   Reports on Form 8-K
   -------------------

   The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1995.

                                  Global Casinos, Inc. and Subsidiaries

                                       Consolidated Balance Sheet

                                              June 30, 1995

ASSETS
Current assets:
   Cash                                                $   564,996
   Restricted Cash                                          20,295
   Receivables, related parties                            132,819
   Receivables, net                                         66,062
   Inventories                                              24,804
   Interest receivable                                      12,910
   Prepaid expenses                                         15,620
   Current portion of notes receivable,
        including receivables in default                    85,669
                                                       -------------
Total current assets                                       932,865

Land, buildings and equipment:
   Land                                                    931,672
   Buildings                                             5,521,893
   Equipment                                             2,734,129
                                                       ------------
                                                         9,187,694
   Accumulated depreciation                               (938,848)
                                                       -------------
Net land, buildings and equipment                        8,248,846

Other assets, net of amortization of $28,002               211,603

Leasehold and contract rights, net of
   amortization of $460,662                              2,469,408
Notes receivable, net of current portion,
   including receivables in default                      1,482,981
                                                       -------------
Total assets                                            13,336,703
                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                   $   815,669
   Accounts payable                                        965,473
   Accrued expenses                                        674,321
   Accrued interest                                         54,879
   Notes payable - related parties                          54,879
   Debt subject to equity conversion                       597,500
   Current portion of long-term debt, including
        debt in default                                  6,649,601
   Mandatory Redeemable Convertible Preferred Stock,
        in default                                         346,500
                                                       -------------
Total current liabilities                               10,103,943

Long-term debt, less current portion                        66,554
Minority interest                                                        69,955

Stockholders' equity:
   Preferred stock - Convertible nonvoting,
   $2 par value:
        Authorized - 10,000,000 shares
        Issued and outstanding - 1,233,000 shares        2,241,000
   Common stock - $.005 par value:
        Authorized - 50,000,000 shares
        Issued and outstanding - 9,551,080 shares           48,081
   Additional paid-in capital                            5,390,437
   Retained deficit                                     (4,583,267)
                                                       -------------
Total stockholders' equity                               3,096,251
                                                       -------------
Total liabilities and stockholders' equity             $13,336,703
                                                       =============


SEE ACCOMPANYING NOTES.

                                  Global Casinos, Inc. and Subsidiaries

                                  Consolidated Statements of Operations

                                              Year ended June 30
                                              1995        1994
                                          --------------------------
Revenues:
   Casino                                 $7,059,714     $1,706,683
   Food and beverage                         243,672         95,641
   Other                                           -         68,386
                                          --------------------------
Net revenues                               7,303,386      1,870,710

Expenses:
   Operating, general
      and administrative                  7,554,550      3,307,736
   Depreciation                             616,188        373,412
   Amortization                             366,302         139,037
Impairment of gaming facility               200,000               -
   Loss on foreign currency                 116,891               -
                                          ---------------------------
Total operating expenses                   8,853,931      3,820,185
                                          --------------------------
Loss from operations                      (1,550,545)    (1,949,475)

Other income (expense):
   Interest income                            96,854         92,833
   Interest expense                         (632,228)      (715,418)
                                          --------------------------
                                            (535,374)      (622,585)
                                          --------------------------
Loss from continuing operations           (2,085,919)    (2,572,060)

Discontinued operations:
   Income from discontinued operations             -         72,919
   Loss on disposal of discontinued
        operations                                 -       (320,662)
                                          --------------------------
                                                   -       (247,743)
                                          --------------------------
Loss before minority interest             (2,085,919)    (2,819,803)
Minority interest in losses of
   subsidiaries                               49,497         48,363
                                          --------------------------

Net loss                                  $(2,036,422)   $(2,771,440)
                                          ==========================

Net loss per share                            $(0.22)        $(0.40)
                                          ==========================

Weighted average shares outstanding       9,156,894      6,871,974
                                          ==========================

SEE ACCOMPANYING NOTES.

                                       Global Casinos, Inc. and Subsidiaries

                                   Consolidated Statements of Stockholders' Equity

                                                                                Common
                                                                                 Stock      Additional
                                         Preferred Stock        Common Stock  Subscription    Paid-in
                                        ---------------------------------------
                                         Shares    Amount      Shares  Amount  Receivable     Capital
                                        ----------------------------------------------------------------
- -
Balance at June 30, 1993                                   2,408,120  $12,040    $(15,000)   $977,102
   Subscription cancellation                                                       15,000     (15,000)
   Shares issued for acquisition
    of Colorado Gaming Properties,
    September, 1993                                        2,500,000   12,500                 956,580
   Shares issued for acquisition
    of Casinos U.S.A. transaction
    November, 1993                                         2,535,000   12,675               1,001,325
   Shares issued for debt exchange,
    December, 1993                                           200,000    1,000                 399,000
   Shares issued in private placement
    of stock and Class B warrants                            137,500      688                 274,312
   Shares issued upon exercise of
    Class C warrants, March, 1994                            155,000      775                 464,225
   Exercise of outstanding options                           504,000    2,520                 199,080
   Tender of options at fair market
    value for exercise price                                 (65,032)                        (201,600)
   Shares issued upon exercise of
    Class C warrants, June 1994                               42,000      210                 125,790
   Warrants issued as compensation                                                             78,956
   Loss for the year
                                        --------------------------------------------------------------
Balance at June 30, 1994                                    8,416,588  42,408           -   4,259,770



                                       Global Casinos, Inc. and Subsidiaries

                                   Consolidated Statements of Stockholders' Equity



                                                 Retained
                                                  Deficit             Total
                                              --------------------------------
Balance at June 30, 1993                         $224,595          $1,198,737
   Subscription cancellation
   Shares issued for acquisition
    of Colorado Gaming Properties,
    September, 1993                                                   969,080
   Shares issued for acquisition
    of Casinos U.S.A. transaction
    November, 1993                                                  1,014,000
   Shares issued for debt exchange,
    December, 1993                                                    400,000
   Shares issued in private placement
    of stock and Class B warrants                                     275,000
   Shares issued upon exercise of
    Class C warrants, March, 1994                                     465,000
   Exercise of outstanding options                                    201,600
   Tender of options at fair market
    value for exercise price                                         (201,600)
   Shares issued upon exercise of
    Class C warrants, June 1994                                       126,000
   Warrants issued as compensation                                     78,956
   Loss for the year                          (2,771,440)          (2,771,440)
                                              --------------------------------
Balance at June 30, 1994                      (2,546,845)           1,755,333



                                        Global Casinos, Inc. and Subsidiaries

                              Consolidated Statements of Stockholders' Equity (continued)

                                                                   Common
                                                                    Stock
                       Preferred Stock       Common Stock       Subscription     Paid-in
           ----------------------------------------------
                      Shares     Amount     Shares     Amount     Receivable      Capital
           -------------------------------------------------------------------------------
Shares issued upon
exercise of
 A warrants                              675,000         $3,375                   $671,625
Shares issued upon
exercise of
B warrants                                65,000            325                    129,675
Shares issued upon
exercise of
C warrants                                45,000            225                     44,775
Shares issued upon
exercise of
D warrants                               193,625            968                     95,844
Shares issued
for cash                                  32,500            163                     24,837
Shares issued for
services                                  17,500             88                     22,960
Shares issued in
debt conversion                          105,867            529                    140,951
Preferred stock 1,233,000 $2,241,000
Loss for the year
                --------------------------------------------------------------------------
Balance at
June 30,1995    1,233,000 $2,241,000   9,551,080        $48,081          $ -    $5,390,437


SEE ACCOMPANYING NOTES.

                                        Global Casinos, Inc. and Subsidiaries

                              Consolidated Statements of Stockholders' Equity (continued)


                            Additional
                             Retained
                              Deficit             Total
                           ------------------------------
Shares issued upon
exercise of
 A warrants                                                 $675,000
Shares issued upon
exercise of
B warrants                                                   130,000
Shares issued upon
exercise of
C warrants                                                    45,000
Shares issued upon
exercise of
D warrants                                                    96,812
Shares issued
for cash                                                      25,000
Shares issued for
services                                                      23,048
Shares issued in
debt conversion                                              141,480
Preferred stock                                            2,241,480
Loss for the year                  $(2,036,422)           (2,036,422)
                      -----------------------------------
Balance at
June 30, 1995             $(4,583,267)       $ 3,096,251


SEE ACCOMPANYING NOTES.

                    Global Casinos, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                          YEAR ENDED JUNE 30
                                                      1995                1994
                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations               $(2,085,919)    $    (2,572,060)
From continuing operations:
   Adjustments to reconcile loss from
        continuing operations to net cash
         used by operating activities:
           Amortization                           366,302             139,037
           Depreciation                           616,188             373,412
           Stock and warrants issued as
               compensation                        23,048              78,956
           Impairment of gaming facility          200,000                   -
           Changes in operating assets and
               liabilities:
                  Receivables                     (70,465)             13,618
                  Inventories                       2,178               1,856
                  Prepaid expenses                 50,696              17,728
                  Accounts payable                300,474             212,626
                  Accrued expenses                293,848             264,090
                                              --------------------------------
                                                 (303,650)         (1,470,737)
Loss on discontinued operations                         -            (247,743)
Net change in working capital items
   for discontinued operations                          -              38,151
                                              --------------------------------
Net cash used by operating activities            (303,650)         (1,680,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Other assets                                                  (127,065)            (95,193)
Purchase of equipment                            (553,858)           (809,246)
Collections on notes receivable                   148,582             125,827
Purchase of leasehold and contract rights,
   net of minority interest                             -          (1,245,652)
                                              --------------------------------
Net cash used by investing activities            (532,341)         (2,024,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                      (403,555)           (174,958)
Borrowings against notes payable                  215,500             548,034
Proceeds from issuance of common stock            971,812             866,000
Proceeds from issuance of preferred
   stock                                                -           2,587,500
                                              --------------------------------
Net cash provided by financing
   activities                                     783,757           3,826,576


                    Global Casinos, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                      YEAR ENDED JUNE 30
                                                      1995           1994
                                                    ------------------------
Net (decrease) in cash                        $   (52,234)         $  121,983

Cash at beginning of year                         617,230              495,247
                                              -----------
Cash at end of year                           $               564,996              $  617,230
                                              ============         ===========

Supplemental cash flow information:
   Cash paid for interest                     $   564,996          $  617,230
                                              ============         ===========

The consolidated statements of cash flows do not include the following items that were acquired in stock transactions or debt conversions:


                                           YEAR ENDED JUNE 30
                                          1995            1994
                                          ---------------------

COLORADO GAMING PROPERTIES ACQUISITION
(Note 1) Net assets acquired from
   acquisition of Colorado Gaming
    Properties, Inc. for stock            $        -     $ (969,080)

CASINOS USA TRANSACTION (Note 1)
Net assets acquired from acquisition of
   the Casinos USA transaction for stock  -              (1,014,000)
Notes payable converted to equity                  -       (400,000)
Accounts payable converted to equity         141,480              -

SALE OF MORGRO DIVISION (Note 1)
Note receivable from sale of chemical
   division                                        -       (754,041)


SEE ACCOMPANYING NOTES.

                     Global Casinos, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 June 30, 1995


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. (the "Company") will continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements and foreclosure proceedings are pending on two of the Company's properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management is currently in the process of renegotiating its current debts in order to extend the maturities and has filed motions to prevent the foreclosure of certain of its gaming properties. Also, the Company is negotiating with an underwriter to undertake an offering of the Company's securities. Management believes that between the improved casino operations, the proposed offering and debt restructuring, it will have the necessary capital to continue operations.

ORGANIZATION

Global Casinos, Inc., a Utah corporation, develops and operates gaming casinos domestically and internationally. The Company commenced gaming operations through acquisitions of gaming entities during the year ended June 30, 1994. Previously, the Company was engaged in the manufacturing and sales of chemical products for domestic and commercial use. The Company sold the net assets of its chemical products business to the prior management of the Company.

Effective September 20, 1993, the Company acquired 100% of the outstanding common stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP") in exchange for 2,500,000 shares of its common stock. CGP owns the Nitro Club and the Gas Light, two nonoperating real estate properties located in the limited stakes gaming district in Central City, Colorado.

Effective October 1, 1993, the Company acquired 100% of the outstanding common stock of Casinos USA, Inc., a Colorado corporation ("Casinos USA"), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine") in exchange for 2,535,000 shares of its common stock. Casinos USA owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado. At the date of acquisition, Lincoln and Woodbine owned casino properties in Deadwood, South Dakota. These casinos have subsequently been closed. The Woodbine casino property is held for sale and is carried at estimated realizable value. In addition, Casinos USA held an 80% interest in an international joint venture (the "IJV") which held certain rights to develop and operate gaming casinos in several international locations. Through the IJV,

                      Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

Casino Lazurnaya was opened in Sochi, Russia, located on the Black Sea, and Casino Las Vegas was opened in Bishkek, Kyrgyzstan.

Effective May 1, 1994, the Company acquired a net 66-2/3% interest in b.P.J. Holdings N.V., a Curacao Limited Liability Company("BPJ"). BPJ operates the Casino Masquerade on the Caribbean resort island of Aruba.

Effective July 15, 1995, the Company exchanged its 80% interest in Casino Lazurnaya and assumed an estimated $70,000 in liabilities, for (a) the remaining one-third interest in Casino Masquerade, (b) an additional 12.2% profits interest in Casino Las Vegas, and (c) a note from a third party in the principal amount of $200,000 due December 31, 1995. In addition, such third party forgave an estimated $45,000 due to him from the Company. After the above exchange, the Company owns 100% of Casino masquerade and a 61% profits interest in Casino Las Vegas. The Company recorded a loss of $38,675 on this exchange at June 30, 1995.

CASH

Cash consists of demand deposits and vault cash used in casino operations.

RESTRICTED CASH

Restricted cash consists of cash held in escrow for future payment of a note payable. The subordinated note holders will be paid from escrow funds once the principal note holder is paid in full. If the Company defaults on its payments to the principal note holder, the principal note holder has the option to use these funds to satisfy required principal and interest payments.

CASINO REVENUES

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

PROMOTIONAL ALLOWANCES

The cost of food and beverages provided on a complimentary basis to customers and other promotional allowances are charged to operating expenses. The cost of such items was $138,901.00 for the year ended June 30, 1994. The cost for such items was $400,966.00 for the year ended June 30, 1995. The retail value approximates the cost.

                     Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)


ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

During 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The Company has reviewed the potential impact of the adoption SFAS 114, and believes that it will not have a material impact on the financial statements.

INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

LEASEHOLD AND CONTRACT RIGHTS

Leasehold and contract rights represent the excess of the purchase price over the book value of casino projects. These costs are amortized over the terms of the agreements, which generally are ten years.

LOSS PER SHARE

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year, including common stock equivalents resulting from dilutive stock options and warrants. Because of the Company's net loss, these equivalents are antidilutive.

CONSOLIDATION

At June 30, 1995, the consolidated financial statements include the accounts of Casinos USA, Woodbine, Lincoln, and CGP, which are all wholly-owned subsidiaries of the Company; and BPJ (of which the Company owned a 66-2/3% interest) and its wholly-owned subsidiary Global Entertainment Group Inc. N.V., and the IJV (of which the Company owned an 80% interest). All significant intercompany accounts and transactions have been eliminated in consolidation.

LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment and property under capital leases are carried at cost. Depreciation is computed using the straight-line method over lives ranging from five to 31 years. During the year ended June 30, 1995, the Company evaluated the carrying value of its real property in Central City, Colorado. Based upon this evaluation, the Company determined that the assets, with a carrying value of approximately $2,300,000, were impaired and reduced the asset by $200,000. Fair value was based on management's estimates considering actual sales and listed sales of comparable real estate in the area.

                     Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


2.  NOTES RECEIVABLE

At June 30, 1995, the Company had the following notes receivable:

   7% note secured by a first deed of trust
        on gaming real estate, monthly
        principal and interest payments of
        $8,993 until June 21, 1999, at which
        time the unpaid balance is due in full.
        Through agreements between the parties,
        the maker of the note renders payments
        to third parties on behalf of the Company.
        In default.                                     $ 1,107,896

   6.5% secured note, monthly interest and
        principal payments of $6,569 until
        January 2009, at which time the unpaid
        balance is due.  The note is secured
        by a deed of trust o the real property,
        fixtures and improvements of the Morgro
        operations.                                         460,754
                                                        ------------
                                                          1,568,650
Less current portion                                        (85,669)
                                                        ------------
Net long-term receivable, including amount
  in default   $  1,482,981

3.      LONG-TERM DEBT

At June 30, 1995, debt consisted of the following:

   7% unsecured note receivable, monthly
        principal and interest payments of
        $8,993 until June 21, 1999, at which
        time the unpaid balance is due in full.
        Through agreements between the parties,
        the maker of the note renders payments
        to third parties on behalf of the Company.
        In default.                                     $ 1,107,896

   6.5% secured note, monthly interest and
        principal payments of $6,569 until
        January 2009, at which time the unpaid
        balance is due.  The note is secured by
        a deed of trust on the real property,
        fixtures and improvements of the Morgro
        operations.                                         460,754
                                                        ------------

                                                          1,568,650

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


3.      LONG-TERM DEBT (CONTINUED)

   Less current portion                                     (85,669)
                                                        ------------
   Net long-term receivable, including amount
        in default                                      $ 1,482,981

At June 30, 1995, debt consisted of the following:

   Mortgages payable to third parties with interest
        ranging from 10% to 12% secured by real estate.
        In default                                      $   237,688
   Mortgages payable to individuals with interest
        ranging from 7% to 10%, principal and interest
        payments payable monthly with maturities from
        1996 to 2001.  The notes are collateralized by
        deeds of trust on real estate.  In default.       4,031,891
   Notes to a partnership bearing interest at 7%.
        Secured by a first deed of trust on real estate,
        due October 15, 1994.  In default.                  686,289
   Mortgages payable to individuals with interest at
        10%, semiannual payments with maturity in 2000.      79,514
   Notes bearing interest of 30% collateralized by a
        second deed of trust on real estate.  The notes
        are due the earlier of 1999 or as proceeds are
        received from the exercise of A and B warrants,
        from which a portion thereof will be applied to
        the notes.  In default.  (Note 6)                   115,000
   Notes bearing interest of 7% collateralized by
        assignment of deed of trust on real estate.
        The notes are due the earlier of 1999 or as
        proceeds are received from the exercise of A and
        B warrants, from which a portion thereof will be
        applied to the notes.  In default.  (Note 6)         25,000
   Unsecured loans to third parties bearing interest
        at rates from 10% to 12%.  In default.              230,260
   Secured convertible note bearing interest of 9%,
        interest only due quarterly.  All principal and
        unpaid interest due May 1999.  The note is
        secured by a profits interest in the Bull Durham.
        The note may be convertible in whole or in part
        at the option of the holder at any time prior to
        its maturity to common stock at a conversion price
        of $3.00 per share.  In default.                    750,000
   Capital least obligations in default                     560,513
                                                        ------------
                                                          6,716,155
   Less current portion, including debt in default       (6,649,601)
                                                        ------------
   Net long-term debt                                   $    66,554

                     Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


3.      LONG-TERM DEBT (CONTINUED)


Casinos USA is a party to a foreclosure proceeding against the Bull Durham brought by certain subordinated note holders. The foreclosure sale is scheduled for October 19, 1995, the Company made all required payments under the proposed renegotiated debt agreement. Negotiations continue in an effort to resolve this matter prior to any foreclosure sale.

CGP is a party to a foreclosure proceeding against the Gas Light, brought by certain subordinated note holders, securing a promissory note in default. Negotiations continue in an effort to resolve this matter prior to any foreclosure sale.

Effective June 30, 1995, the Company purchased promissory notes held by creditors of Casinos USA with principal and interest of $597,500 and $339,704, respectively. The promissory notes are secured by a collateral assignment against the Bull Durham. In consideration of the assignment of the notes and collateral security, the Company issued to the Casinos USA note holders an aggregate of 1,249,605 shares of common stock, valued at $.75 per share. Although these shares are deemed to be issued, outstanding and have all rights as common stock, the transaction is contingent upon the Company filing a registration statement by December 31, 1995 with the Securities and Exchange Commission for the underlying securities and using its best effort to cause such registration statement to become effective. Until such time as the Company fulfills this obligation, these promissory notes have been accounted for as a current liability.

Scheduled maturities of long-term debt and capital lease obligations for the years ending June 30:

               1996                                     $ 6,649,601
               1997                                          14,287
               1998                                          15,752
               1999                                          17,367
               2000                                          19,148
                                                        ------------
               Total                                    $ 6,716,155

The Company's assets held under capital leases consist of certain gaming equipment and office equipment with an aggregate cost and accumulated depreciation of $639,580 and $216,643, respectively.

                     Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


4.      INCOME TAXES

At June 30, 1995, the Company has available net operating loss carryforwards of approximately $5,286,000 expiring in years 2007 through 2009. Of these losses, $1,455,000 is attributable to Casinos USA and can only be used to offset future taxable income of Casinos USA.
Additionally, Casinos USA net operating loss carryforwards may be subject to further limitations imposed as a result of the change in ownership as a result of the acquisition.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax assets at June 30, 1995, are as follows:

   Deferred tax assets:
        Vacation accrual                                $    19,600
        Net operating loss carryforwards                  1,850,100
                                                        ------------
   Total deferred tax assets                              1,869,700
   Valuation allowance                                   (1,869,700)
                                                        ------------
   Net deferred tax assets                              $         -

5.      COMMITMENTS AND CONTINGENCIES

INTERNATIONAL GAMING INTERESTS

As discussed in Note 1, the Company has various operating casinos and gaming interests in international jurisdictions. due to distance and cultural differences, there are risks and uncertainties from operating in foreign jurisdictions. These risks include but are not limited to currency devaluation, governmental intervention, statutory regulation and political instability.

OPERATING LEASES

The Company leases the Casino Masquerade facility under an operating lease which expires in December 2002 with an option to renew for 10 years. Rent is based upon a percentage of casino win, adjusted for certain gaming taxes and license fees. Percentages throughout the term of the lease are as follows: 10 percent through December 31, 1995, 15% through December 31, 1996, and 20% through December 31, 1997. Rental expense under this agreement was $293,439 and $17,902 for the years ended June 30, 1995 and 1994, respectively. during August 1995, the Company reached an agreement in principle to modify the terms of the facility lease whereby beginning January 1, 1996, the rent will be calculated as $400,000 per year plus 15% of the adjusted win over $4,000,000.

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


5.      COMMITMENTS AND CONTINGENCIES

The Company, through IJV, leases the Casino Las Vegas from a joint venture partner ("JVP"). The Company pays 39% of the net casino profits to the JVP until the Company has recouped its original investment plus interest, at which time the Company will pay 50% of the net casino profits to the JVP. In addition, the Company has an agreement with an unrelated Nevada corporation whereby after the Company has received $500,000 in profits, it shall pay 10% of its share of the net profits to this Nevada corporation.

Through the IJV, the Company leased the Casino Lazurnaya facility under an operating lease. Rent expense was $201,000 and $12,000 for the years ended June 30, 1995 and 1994, respectively. Effective July 15, 1995, the Company disposed of this property (see Note 1).

During the year ended June 30, 1995, the Company entered into various noncancelable operating leases for corporate office space and equipment. Lease expense for the year ended June 30, 1995 was $17,632.

Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following (exclusive of contingent rentals):

               1996                                     $   281,526
               1997                                         459,977
               1998                                         459,138
               1999                                         460,438
               2000                                         420,898
               Thereafter                                 1,000,000
                                                        ------------
                                                         $3,081,977
                                                        ============

Minimum lease payments of $400,000 per year under the proposed modification to the Casino Masquerade lease have been included in the above table.

SEC MATTER

The Company was served with a subpoena issued by the Securities and Exchange Commission (the "SEC") in connection with its investigation of certain companies other than the Company. The interim Chief Executive Officer of the Company serves as president of one of the subject companies. The Company has complied with the subpoena and supplied documents in response thereto and believes it has cooperated fully in the investigation. Management of the Company does not believe that the Company is the subject of the SEC inquiry and is ont aware of any areas of the inquiry by the SEC which represent a material contingency to the Company.

                     Global Casinos, Inc. and Subsidiaries

                                   June 30, 1995


5.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

ARUBAN CONTROLLER COSTS

The Aruban government provides "government controllers" for each gaming property operating in the country. The government recoups the expenses of these controllers through a per square meter charge. The Casino Masquerade and other Aruban casinos are disputing the per meter charge. The Company has paid all government controller costs it believes are due and owing through December 31, 1993. It has accrued controller costs through June 30, 1995 at the same rate paid as of December 31, 1993. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The difference in the rate charged by the government and accrued by the Company is approximately $102,000.

6.      STOCKHOLDERS' EQUITY

PREFERRED STOCK

In June 1994, the Company issued 1,406,250 units comprised of one share of Series A Redeemable Convertible Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. Net proceeds from this offering were $2,587,500. The redemption price of $2.00 per share is subject to adjustment for certain events such as splits and dividends. Holders of the Redeemable Convertible Preferred Stock have the option to convert each share of the preferred stock into one share of the Company's common stock. On May 31, 1995, holders of 1,233,000 shares of the Company's Series A Preferred Stock agreed to waive the mandatory redemption in consideration of a lower conversion price, from $2,00 to $1.125 per share, and a reduction in the exercise price of D warrants from $3.00 per share to $.50 per share, if exercised on or before June 30, 1995, and $1.75 per share, if exercised after June 30, 1995. On June 30, 1995, D warrants totaling 193,625 shares were exercised at $.50 per share. The foregoing modifications are applicable only to shares of preferred stock and D warrants owned by holders who voluntarily agreed to such modifications. As a result, there continue to be issued and outstanding, 173,250 shares of preferred stock as to which the Company continues to be in default of its mandatory redemption obligation of the following common stock warrants.

WARRANTS

At June 30, 1995, the Company had 1,282,500 Class A warrants at $1.00 per share, 2,068,750 Class B warrants at $2.00 per share, 114,250 Class C warrants at $3.00 per share, and 422,875 are exercisable at $1.75 per share. The Class A, B and C warrants expire on December 31, 1995. The Class D warrants expire in May 1997.

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


6.      STOCKHOLDERS' EQUITY (CONTINUED)

The Company issued to an underwriter a warrant to purchase 28,125 units at an exercise price of $2.40 per unit. This warrant expires in April 1999.

7.      RELATED PARTIES

At June 30, 1995, the Company had receivables from employees and officers of $75,239 and a receivable from a corporation controlled by a related party of $57,580. during the year, the Company borrowed $64,500 from officers shareholders and directors of the Company of which $54,879 was unpaid at June 30, 1995. In december 1993, certain directors and officers invested $145,000 in a private placement of units of the Company's securities. The Company, through a subsidiary, owes directors and officers $115,000 plus accrued interest, which has been agreed to be exchanged for equity of the Company at $.75 per share. The Company paid and accrued legal fees of $88,437 to firms of which certain officers and directors are employed by the Company for the period ended June 30, 1995. The Company has accrued consultation fees of $45,549 to its joint venture partner in the IJV for the period ended June 30, 1995. These consulting fees were forgiven as part of the casino exchange detailed in Note 1.

8.      INCENTIVE STOCK PLAN

During the year ended June 30, 1994, the Company adopted the Global Casinos, Inc. Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. During the year ended June 30, 1995, 710,000 options to purchase common stock at a weighted average exercise price of $2.50 per share were granted, of which 565,000 are subject to future vesting requirements.

9.      SEGMENTS OF BUSINESS

The Company owns, operates, and develops domestic and international casino projects in several geographical areas. The following table sets forth financial information for the Company's foreign and domestic segments for the year ended June 30, 1995:

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


9.      SEGMENTS OF BUSINESS (CONTINUED)

             Kyrgyzstan     Russia         Aruba       Domestic       Total
              ----------------------------------------------------------------
Net revenue    $358,531  $1,559,332    $3,452,052    $1,933,471    $7,303,386
DepreciatioN     50,150     133,130       137,208       295,700       616,188
Amortization      3,000      16,900        67,500       278,902       366,302
Income (loss)
 from continuing
 operations      36,816     (59,118)      (25,246)   (2,038,371)   (2,085,919)
Identifiable
 assets         333,431   1,267,224     1,754,199     9,981,849    13,336,703
Capital
 expenditures    33,885      37,662       402,557        79,754       553,858



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL CASINOS, INC.



Date:     10/12/95                    By:   /s/ Stephen G. Calandrella
      ----------------               ---------------------------------
                                       Stephen G. Calandrella
                                       Interim Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Position              Date
- ---------                                  --------              ----



/s/ William P. Martindale            Chairman of the Board     10/12/95
- -----------------------------------                         --------------
William P. Martindale



/s/ Stephen G. Calandrella      Interim Chief Executive Officer   10/12/95

- -----------------------------------                         --------------
Stephen G. Calandrella                     Director



                                           Director
- -----------------------------------                         --------------
Steven F. Bright



/s/ Gerald Jacobs                          Director            10/12/95
- -----------------------------------                         --------------
Gerald Jacobs



/s/ Pete Bloomquist                Chief Financial Officer,    10/12/95
- -----------------------------------                         --------------
Pete Bloomquist                    Chief Accounting Officer