Form 10-K405/A
period 1995-06-30
GLOBAL CASINOS INC
filed 1996-07-31
CIK 727346

                                      FORM 10-KSB/A-2

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

Commission file number 0-15415

                                   GLOBAL CASINOS, INC.
                                   -------------------
                  (Exact Name of Registrant as Specified in its Charter)

  Utah                                                        87-0340206
- -------------------                                     ---------------------
(State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                       Identification number

      1777 South Harrison Street, The Skydeck, Denver, Colorado       80210
      ---------------------------------------------------------------------
(Address of Principal Offices)                                  (Zip Code)

Registrant's telephone number, including area code:     (303) 756-3777

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
                                                               =============



SEE ACCOMPANYING NOTES.

                              Global Casinos, Inc. and Subsidiaries

                              Consolidated Statements of Operations

                                                      Year ended June 30
                                                     1995            1994
                                                 --------------------------
Revenues:
    Casino                                       $7,059,714      $1,706,683
    Food and beverage                               243,672          95,641
    Other                                               -            68,386
                                                 ----------      ----------
Net revenues                                      7,303,386       1,870,710

Expenses:
    Operating, general
       and administrative                        7,554,550        3,307,736
    Depreciation                                   616,188          373,412
    Amortization                                   366,302          139,037
Impairment of gaming facility                      200,000                    -
    Loss on foreign currency                       116,891                    -
                                                ----------       ----------
Total operating expenses                         8,853,931        3,820,185
                                                ----------       ----------
Loss from operations                            (1,550,545       (1,949,475)

Other income (expense):
    Interest income                                 96,854           92,833
    Interest expense                              (632,228)        (715,418)
                                                 ----------       ----------
                                                  (535,374)        (622,585)
                                                 ----------       ----------
Loss from continuing operations                 (2,085,919)      (2,572,060)

Discontinued operations:
    Income from discontinued operations               -              72,919
    Loss on disposal of discontinued
          operations                                  -            (320,662)
                                                -----------      -----------
                                                      -            (247,743)
                                               ------------      -----------
Loss before minority interest                   (2,085,919)      (2,819,803)
Minority interest in losses of
    subsidiaries                                    49,497           48,363
                                              -------------      -----------

Net loss                                       $(2,036,422)     $(2,771,440)
                                               ============     ============

Net loss per share                                  $(0.22)          $(0.40)
                                               ============     ============

Weighted average shares outstanding              9,156,894        6,871,974
                                               ============     =============


SEE ACCOMPANYING NOTES.

                                  Global Casinos, Inc. and Subsidiaries

                  Consolidated Statements of Stockholders' Equity


                                                         Common
                                                         Stock      Additional
             Preferred Stock          Common Stock    Subscription   Paid-in
            ---------------------------------------
             Shares      Amount       Shares  Amount   Receivable    Capital
             -----------------------------------------------------------------
Balance at June 30, 1993           2,408,120  $12,040    $(15,000)  $977,102
  Subscription cancellation                                15,000    (15,000)
  Shares issued for acquisition
    of Colorado Gaming Properties,
    September, 1993                2,500,000   12,500                956,580
  Shares issued for acquisition
    of Casinos U.S.A. transaction
    November, 1993                 2,535,000   12,675              1,001,325
  Shares issued for debt exchange,
    December, 1993                   200,000    1,000                399,000
  Shares issued in private placement
    of stock and Class B warrants    137,500      688                274,312
  Shares issued upon exercise of
    Class C warrants, March, 1994    155,000      775                464,225
  Exercise of outstanding options    504,000    2,520                199,080
  Tender of options at fair market
    value for exercise price         (65,032)                       (201,600)
  Shares issued upon exercise of
    Class C warrants, June 1994       42,000      210                125,790
  Warrants issued as compensation                                     78,956
  Loss for the year
            ----------------------------------------------------------------
Balance at June 30, 1994           8,416,588   42,408          -   4,259,770


                                    Global Casinos, Inc. and Subsidiaries

                                   Consolidated Statements of Stockholders'
Equity



                                                Retained
                                                 Deficit              Total
                                               --------------------------------
Balance at June 30, 1993                        $224,595           $1,198,737
    Subscription cancellation
    Shares issued for acquisition
      of Colorado Gaming Properties,
      September, 1993                                                969,080
    Shares issued for acquisition
      of Casinos U.S.A. transaction
      November, 1993                                               1,014,000
    Shares issued for debt exchange,
      December, 1993                                                 400,000
    Shares issued in private placement
      of stock and Class B warrants                                  275,000
    Shares issued upon exercise of
      Class C warrants, March, 1994                                  465,000
    Exercise of outstanding options                                  201,600
    Tender of options at fair market
      value for exercise price                                      (201,600)
    Shares issued upon exercise of
      Class C warrants, June 1994                                    126,000
    Warrants issued as compensation                                   78,956
    Loss for the year                       (2,771,440)           (2,771,440)
                                            -----------           ----------
Balance at June 30, 1994                    (2,546,845)            1,755,333


                             Global Casinos, Inc. and Subsidiaries
                       Consolidated Statements of Stockholders' Equity
(continued)

                                                             Common
                                                             Stock
                 Preferred Stock         Common Stock    Subscription  Paid-in
               ---------------------------------------
               Shares        Amount     Shares    Amount  Receivable   Capital
               ---------------------------------------------------------------
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

                --------------------------------------------------------------
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


SEE ACCOMPANYING NOTES.

                    Global Casinos, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                 YEAR ENDED JUNE 30
                                             1995                   1994
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations              $ (2,085,919)    $ (2,572,060)
From continuing operations:
    Adjustments to reconcile loss from
          continuing operations to net cash
          used by operating activities:
              Amortization                        366,302          139,037
              Depreciation                        616,188          373,412
              Stock and warrants issued as
                   compensation                    23,048           78,956
              Impairment of gaming facility       200,000             -
              Changes in operating assets and
                   liabilities:
                      Receivables                 (70,465)          13,618
                      Inventories                   2,178            1,856
                      Prepaid expenses             50,696           17,728
                      Accounts payable            300,474          212,626
                      Accrued expenses            293,848          264,090
                                            --------------------------------
                                                 (303,650)      (1,470,737)
Loss on discontinued operations                      -            (247,743)
Net change in working capital items
    for discontinued operations                      -              38,151
                                            --------------------------------
Net cash used by operating activities           (303,650)       (1,680,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Other assets                                    (127,065)          (95,193)
Purchase of equipment                           (553,858)         (809,246)
Collections on notes receivable                  148,582           125,827
Purchase of leasehold and contract rights,
    net of minority interest                        -           (1,245,652)
                                            --------------------------------
Net cash used by investing activities           (532,341)       (2,024,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                     (403,555)         (174,958)
Borrowings against notes payable                 215,500           548,034
Proceeds from issuance of common stock           971,812           866,000
Proceeds from issuance of preferred
    stock                                           -            2,587,500
                                            --------------------------------
Net cash provided by financing
    activities                                  783,757          3,826,576


                    Global Casinos, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                YEAR ENDED JUNE 30
                                             1995              1994
                                            ------------------------
Net (decrease) in cash                  $   (52,234)            $  121,983

Cash at beginning of year                   617,230                495,247
                                         -----------            -----------
Cash at end of year                     $   564,996              $ 617,230
                                        ============            ===========

Supplemental cash flow information:
    Cash paid for interest              $   564,996             $  617,230
                                        ============            ===========

The consolidated statements of cash flows do not include the following items that were acquired in stock transactions or debt conversions:


                                                    YEAR ENDED JUNE 30
                                                   1995               1994
                                                   ------------------------

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
          In default.                                            $ 1,107,896

    6.5% secured note, monthly interest and
          principal payments of $6,569 until
          January 2009, at which time the unpaid
          balance is due.  The note is secured
          by a deed of trust o the real property,
          fixtures and improvements of the Morgro
          operations.                                                460,754
                                                                 ------------
                                                                   1,568,650
Less current portion                                                 (85,669)
                                                                 ------------
Net long-term receivable, including amount
  in default                                                   $    1,482,981
                                                               ==============

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
                                                                 ------------

                                                                   1,568,650

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


3.        LONG-TERM DEBT (CONTINUED)

    Less current portion                                             (85,669)
                                                                 ------------
    Net long-term receivable, including amount
          in default                                             $ 1,482,981
                                                                 ============

At June 30, 1995, debt consisted of the following:

    Mortgages payable to third parties with interest
          ranging from 10% to 12% secured by real estate.
          In default                                             $   237,688
    Mortgages payable to individuals with interest
          ranging from 7% to 10%, principal and interest
          payments payable monthly with maturities from
          1996 to 2001.  The notes are collateralized by
          deeds of trust on real estate.  In default.              4,031,891
    Notes to a partnership bearing interest at 7%.
          Secured by a first deed of trust on real estate,
          due October 15, 1994.  In default.                         686,289
    Mortgages payable to individuals with interest at
          10%, semiannual payments with maturity in 2000.             79,514
    Notes bearing interest of 30% collateralized by a
          second deed of trust on real estate.  The notes
          are due the earlier of 1999 or as proceeds are
          received from the exercise of A and B warrants,
          from which a portion thereof will be applied to
          the notes.  In default.  (Note 6)                          115,000
    Notes bearing interest of 7% collateralized by
          assignment of deed of trust on real estate.
          The notes are due the earlier of 1999 or as
          proceeds are received from the exercise of A and
          B warrants, from which a portion thereof will be
          applied to the notes.  In default.  (Note 6)                25,000
    Unsecured loans to third parties bearing interest
          at rates from 10% to 12%.  In default.                     230,260
    Secured convertible note bearing interest of 9%,
          interest only due quarterly.  All principal and
          unpaid interest due May 1999.  The note is
          secured by a profits interest in the Bull Durham.
          The note may be convertible in whole or in part
          at the option of the holder at any time prior to
          its maturity to common stock at a conversion price
          of $3.00 per share.  In default.                           750,000
    Capital least obligations in default                             560,513
                                                                 ------------
                                                                   6,716,155
    Less current portion, including debt in default               (6,649,601)
                                                                 ------------
    Net long-term debt                                           $    66,554
                                                                =============

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

Scheduled maturities of long-term debt and capital lease obligations for the years ending June 30:

                  1996                                $ 6,649,601
                  1997                                     14,287
                  1998                                     15,752
                  1999                                     17,367
                  2000                                     19,148
                                                      ------------
                  Total                               $ 6,716,155
                                                      =============

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax assets at June 30, 1995, are as follows:

    Deferred tax assets:
          Vacation accrual                                       $    19,600
          Net operating loss carryforwards                         1,850,100
                                                                 ------------
    Total deferred tax assets                                      1,869,700
    Valuation allowance                                           (1,869,700)
                                                                 ------------
    Net deferred tax assets                                   $        -
                                                                =============

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

                     Global Casinos, Inc. and Subsidiaries

                                 June 30, 1995


9.        SEGMENTS OF BUSINESS (CONTINUED)

            Kyrgyzstan     Russia         Aruba        Domestic    Total
            -----------------------------------------------------------------

Net revenue     $358,531    $1,559,332    $3,452,052   $1,933,471  $7,303,386
Depreciation      50,150       133,130       137,208      295,700     616,188
Amortization       3,000        16,900        67,500      278,902     366,302
Income (loss)
 from continuing
 operations       36,816       (59,118)      (25,246)  (2,038,371)(2,085,919)
Identifiable
 assets          333,431     1,267,224     1,754,199    9,981,849  13,336,703
Capital
 expenditures     33,885        37,662       402,557       79,754     553,858


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
               Casinos Group, Inc. dated April 12, 1993, and Addendum to Agree-ment by and between Aztec-Talas-Four Star, Inc., Global
               Casinos Group, Inc. and Restaurant "Naryn" dated June 29, 1993

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

- ------------------------------
* Incorporated by reference to the Registrant's Registration State-ment on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995

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



Date:     07/30/96                  By:   /s/ Stephen G. Calandrella
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


Signature                                   Position                  Date
- ---------                                   --------                  ----



/s/ William P. Martindale              Chairman of the Board         07/30/96
- -----------------------------------                               --------------
William P. Martindale



/s/ Stephen G. Calandrella        Interim Chief Executive Officer    07/30/96
- -----------------------------------                               --------------
Stephen G. Calandrella                       Director



                                             Director
- -----------------------------------                               --------------
Steven F. Bright



/s/ Gerald Jacobs                           Director                07/30/96
- -----------------------------------                               --------------
Gerald Jacobs



/s/ Pete Bloomquist                 Chief Financial Officer,        07/30/96
- -----------------------------------                               --------------
Pete Bloomquist                     Chief Accounting Officer