Form 10KSB
period 1996-06-30
GLOBAL CASINOS INC
filed 1996-10-15
CIK 727346

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1996

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________________ to ________________________

Commission file number 0-15415

                              GLOBAL CASINOS, INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                                87-0340206
-----------------------------                          ---------------------
(State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                      Identification number

     1777 South Harrison Street, The Skydeck, Denver, Colorado       80210
    ----------------------------------------------------------------------
    (Address of Principal Offices)                              (Zip Code)

Registrant's telephone number, including area code:     (303) 756-3777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.005
                        ------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

The Registrant's revenues for the year ended June 30, 1996 were $7,476,699.

As of October 10, 1996, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on NASDAQ, held by non-affiliates of the Registrant was approximately $5,659,368.

As of October 10, 1996, 12,834,190 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     The Registrant incorporates by this reference the following:

     PART III
     --------
     Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     Item 10   Executive Compensation.

     Item 11   Security Ownership of Certain Beneficial Owners and Management.

     Item 12   Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 1996.

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

     6. Incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993, as filed with the Commission on December 3, 1993;

     7. Incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994, as filed with the Commission on March 3, 1994;

     8. Incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994, as filed with the Commission on May 13, 1994;

     9. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1994, as filed with the Commission on June 10, 1994;

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

OVERVIEW
--------
          Global Casinos, Inc. (the "Company" or "Global Casinos") and its wholly-owned subsidiaries, operate in the rapidly developing and expanding domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring operating casinos, gaming properties and other related interests.

HISTORY
-------
          Global Casinos, Inc., f/k/a Morgro Chemical Company, was organized under the laws of the State of Utah on June 8, 1978. From 1978 until February, 1994, it manufactured and marketed a line of garden fertilizers and chemicals, as well as a retail ice melter.

          In the fall of 1993, the Company embarked upon an aggressive plan to acquire and develop casino properties both nationally and internationally. On September 20, 1993, the Company acquired 100% of the outstanding Common Stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP"). CGP was acquired from Premier Concepts, Inc., f/k/a Silver State Casinos, Inc., a Colorado corporation ("Silver State") in a tax-free exchange in which the Company issued to Silver State 2,500,000 shares of its Common Stock. The shares of the Company's common stock issued to Silver State represented 51% of the total issued and outstanding shares of the Company's common stock immediately following the exchange. CGP owned two (2) real estate properties located in the limited stakes gaming district in Central City, Colorado. The properties, known as the Nitro Club and the Gas Light, which were never operational under the Company, were foreclosed upon in June 1996. (See ITEM 2. DESCRIPTION OF PROPERTIES)

          On November 19, 1993, the Company acquired 100% of the outstanding Common Stock of Casinos U.S.A., Inc., a Colorado corporation ("Casinos U.S.A."), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine"). In this transaction, 2,535,000 shares of the Company's Common Stock were issued to the shareholders of Casinos U.S.A., Lincoln and Woodbine, pro rata. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino, located in Black Hawk, Colorado. Lincoln and Woodbine each operated casinos located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon owned and operated by Lincoln Corporation on May 31, 1994. Lillie's, the casino operated by Woodbine Corporation, was closed effective June 30, 1995 due to unprofitable operations. (See ITEM 2. DESCRIPTION OF PROPERTIES)

          Casinos U.S.A. also held an 80% interest in a joint venture ("International Joint Venture") which developed and operated gaming casinos in several international locations. Through the International Joint Venture, casinos have been developed and operated in Sochi, Russia and Bishkek, Kyrgyzstan. In Sochi, the International Joint Venture developed and operated Casino Lazurnaya located in the four-star Hotel Radisson Lazurnaya. In Bishkek, the International Joint Venture has developed and operates the Casino Las Vegas located on the second floor of the Restaurant Naryn.

          In February, 1994, the Company sold to a management group all of the assets, subject to all of the liabilities, utilized in the chemical and fertilizer business which it formerly operated under the name "Morgro Chemical Company." The Company received approximately $854,000 in cash and promissory notes, and the purchasers assumed approximately $1,200,000 in liabilities. The purchase price represented the net book value of the assets disposed of in excess of the liabilities assumed.

          In April, 1994, the Company successfully purchased for $1,381,274 in cash a 66-2/3% interest in a holding company which, through a wholly-owned subsidiary, owns and operates Casino Masquerade located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherland Antilles.

          By an Agreement dated June 27, 1995, and effective July 15, 1995 ("Dissolution Agreement"), the International Joint Venture (the "IJV") was dissolved. The Company assigned its interest in the Casino Lazurnaya to Kenneth D. Brown, President and majority shareholder of Global Casino Group, Inc., an unrelated third party and the other joint venturer in the International Joint Venture. The Company received all of the IJV's profit interest (61%) in Casino Las Vegas, the remaining 33-1/3% interest in Casino Masquerade, and a promissory note in the amount of two hundred thousand dollars ($200,000) from Kenneth D. Brown secured by 200,000 shares of the Company's common stock held by Mr. Brown and his affiliates. Giving effect to this transaction, the Company owns a 61% profit interest in Casino Las Vegas, 100% of the Casino Masquerade, and no residual interest in Casino Lazurnaya.

          In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more sites on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. On July 24, 1996, Global Internet entered into a Web Site Development and Maintenance Agreement (the "Agreement") with DDB Needham Interactive Communications. The Agreement calls for a nine (9) month commitment of approximately $1,300,000.

          On August 1, 1996, the Company entered into a Month-to-Month Management and Lease Agreement for a casino project on the island of St. Maarten. The Month-to-Month Agreement calls for monthly lease payments of $15,000 until a formal lease agreement is finalized. Once a formal lease agreement has been executed, the monthly lease payments will increase to $30,000. The Company will manage and lease the casino property on a month-to-month basis until a formal management and lease agreement and asset purchase agreement have been executed. Execution of these agreements are contingent upon the casino's landlord providing the Company with the casino equipment free and clear of any liens, and government authorities granting a gaming license to the Company. In order to fund this project, the Company borrowed $165,000 from an affiliate, which the Company used to establish the casino's bankroll of $165,000.

FINANCING
---------
          On May 31, 1994, the Company successfully closed a private placement of 9% Convertible Notes in which it sold, in the aggregate, $2,812,500 in Convertible Notes to a total of 33 accredited investors. In June, 1994, the Convertible Notes were automatically converted into 1,406,250 shares of Mandatory Redeemable ("Mandatory Redeemable") and Convertible and Class A Preferred Stock ("Preferred Stock") and Class D Common Stock Purchase Warrants ("D Warrants") to purchase 703,125 shares of the Company's Common Stock. Each Class D Warrant was exercisable to purchase one (1) share of the Company's Common Stock at a purchase price of $3.00 per share and expire in May, 1997. The Preferred Stock is convertible into Common Stock of the Company at a conversion value of $2.00 per share (one share of Common Stock for each share of Preferred Stock). The Company had the obligation to redeem any Preferred Stock not yet converted at the rate of $2.00 per share on May 31, 1995. Due to a significant decline in the public trading price of the Company's Common Stock, none of the shares of Preferred Stock were converted, and the Company was obligated to complete the mandatory redemption on or before May 31, 1995, representing an aggregate redemption price of $2,812,500. As the Company lacked the capital necessary to redeem the outstanding shares of Preferred Stock, the Company entered into agreements with the holders of 1,233,000 of the outstanding shares of Preferred Stock, modifying the redemption and conversion terms of the Preferred Stock, such that the Company was released from its obligation to redeem the 1,233,000 shares of Preferred Stock, the conversion value was reduced from $2.00 per share to $1.125 per share (approximately 1.778 shares of Common Stock for each share of Preferred Stock) , and the exercise price of 616,500 D Warrants was reduced from $3.00 per share to $.50 per share if exercised on or before June 30, 1995, and if exercised after June 30, 1995, to $1.75 per share, in consideration of which the holders of such Preferred Stock agreed to release the Company of its mandatory redemption obligation. During the year ended June 30, 1996, 544,500 shares of the modified Preferred Stock were converted into 967,995 shares of Common Stock. In July, 1995, the Company agreed to issue 281,250 shares of Common Stock upon this exercise of 281,250 D Warrants at $0.50 per share.

          The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. As a result, at June 30, 1995, there continued to be issued and outstanding 173,250 shares of Preferred Stock as to which the Company continued to be in default in its mandatory redemption obligation, representing an aggregate redemption obligation of $346,500, all of which was matured and in default, and 88,625 original D Warrants. Subsequent to June 30, 1995, the holder of 125,000 shares of Preferred Stock agreed with the Company to convert same into Common Stock at a conversion of $1.125 per share which was completed in June, 1996. The Company has agreed to issue additional shares of Common Stock to reduce the conversion value to $1.00 depending upon the public trading price of the Common Stock over a 90-day period. The holder agreed to waive all interest accrued while the Company was in default of its mandatory redemption obligation and accepted no reduction in the exercise price of D Warrants. As a result, at June 30, 1996, 44,250 shares of the original Mandatory Redeemable and Preferred Stock are outstanding and the Company continues to be in default of its mandatory redemption obligation (representing an aggregate redemption obligation of $88,500, all of which is matured and currently in default), and 88,625 original D Warrants are outstanding. In July, 1996, 10,000 shares of the original Mandatory Redeemable Preferred Stock were converted into 17,778 shares of Common Stock.

          On August 12, 1994 the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement registered for sale under the Securities Act of 1933, as amended (the "Securities Act") 427,800 shares held by existing shareholders, 1,957,500 shares issuable upon exercise of Class A Common Stock Purchase Warrants ("A Warrants"), 2,033,750 shares issuable upon exercise of Class B Common Stock Purchase Warrants ("B Warrants"), and 651,438 shares issuable upon exercise of Class C Common Stock Purchase Warrants ("C Warrants"). During the period of time that the Registration Statement was effective, A Warrants were exercised to purchase an aggregate of 675,000 shares of Common Stock at an exercise price of $1.00 per share, B Warrants were exercised to purchase an aggregate of 65,000 shares of Common Stock at an exercise price of $2.00 per share, and C Warrants were exercised to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $1.00 per share. As a result of those Warrant exercises, the Company received aggregate gross proceeds of $850,000.

          In June, 1995, the Company consummated the purchase of an aggregate of $937,204 in subordinated secured promissory notes held by sixteen (16) creditors of Casinos U.S.A. Pursuant to the terms of the Promissory Note Purchase Agreements, the Company purchased the promissory notes and collateral security in consideration for the issuance of an aggregate of 1,249,605 shares of the Company's Common Stock, valued at $0.75 per share. The shares of Common Stock were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act contained in Section 4(2) thereof. In connection with the Promissory Note Purchase Agreements, the Company has agreed to register for resale under the Securities Act the shares of Common Stock issued in consideration of the Casinos U.S.A. Debt Purchase. The Registration Statement filed by the Company with the Securities and Exchange Commission on Form S-3 was declared effective on December 13, 1995.

INTERNATIONAL GAMING INTERESTS
------------------------------
          CASINO LAS VEGAS: BISHKEK, KYRGYZSTAN
          -------------------------------------
          Through the International Joint Venture, the Company's subsidiary, Global International, developed and operated the Casino Las Vegas located in the Naryn Restaurant, in Bishkek, Kyrgyzstan. Global International held an eighty percent (80%) interest in the International Joint Venture which in turn held a sixty-one percent (61%) profit interest in the Casino Las Vegas. Casino Las Vegas is operated under a lease with the Naryn Restaurant pursuant to which the restaurant owner retains the remaining thirty-nine percent (39%) profit interest. Under the terms of the Dissolution Agreement, Global Casino Group, Inc. and Global International both assigned their interests in Casino Las Vegas and the lease under which the casino operates to the Company. As a result, the Company holds a net sixty-one percent (61%) profit interest in Casino Las Vegas.

          CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES
          ----------------------------------------------
          In April, 1994, the Company purchased a sixty-six and two-thirds percent (66-2/3%) interest in a holding company which, through a wholly-owned subsidiary, owns and operates a casino located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherland Antilles. Casino Masquerade is open and operational, and the Company has upgraded many of the gaming devices on location and invested in additional leasehold improvements. Pursuant to the Dissolution Agreement, the Company acquired the remaining thirty-three and one-third percent (33-1/3%) interest in Casino Masquerade. As a result, the Company presently owns 100% of the Casino Masquerade.

          CASINO LAZURNAYA: SOCHI, RUSSIA
          -------------------------------
          Through the International Joint Venture, the Company's subsidiary, Global Casinos International, Inc., a Delaware corporation ("Global International"), developed and operated the Casino Lazurnaya in the Hotel Radisson Lazurnaya, Sochi, Russia, from January, 1994 through July, 1995. Pursuant to the Dissolution Agreement, effective July 15, 1995, the International Joint Venture was dissolved, the Company assigned all of its interest in Global International to Kenneth D. Brown. The Company has no further interest in the Casino Lazurnaya. (See ITEM 2. DESCRIPTION OF PROPERTY).

DOMESTIC GAMING INTERESTS
-------------------------
          BULL DURHAM SALOON AND CASINO: BLACK HAWK, COLORADO
          ---------------------------------------------------
          The Company, through its wholly-owned subsidiary Casinos U.S.A., owns the Bull Durham Saloon and Casino (the "Bull Durham"). The Bull Durham is located in Black Hawk, Colorado and currently operates as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull Durham commenced gaming operations in February, 1993. The Bull Durham operates under a gaming license issued to the Company. Casinos U.S.A. ("Debtor") is currently in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. The Company anticipates Court approval of its Disclosure Statement in October, 1996. Once the Disclosure Statement has been approved, the court will set a hearing date for confirmation of the Company's proposed Plan of Reorganization. (See ITEM
2.  DESCRIPTION OF PROPERTIES)

          NITRO CLUB - GAS LIGHT: CENTRAL CITY, COLORADO
          ----------------------------------------------
          The Nitro Club and Gas Light properties are located in the limited stakes gaming district in Central City, Colorado. Owned by the Company's subsidiary, CGP, the Nitro Club and the Gas Light were never operated as gaming facilities by the Company.

          The Nitro Club was developed and operated by its prior owners as a gaming casino from February, 1992 until January, 1993, when it ceased operations due to lack of working capital resulting from unprofitable operations, and non-renewal of its gaming license due to delinquent filing of gaming tax reports and payment of gaming taxes. The Gas Light was operated as a restaurant until 1991, and had never been developed as a gaming casino.

          On January 25, 1996 the Company reached an agreement with the first note holder on the Gas Light property to stay the foreclosure that was initiated by the note holder. On March 7, 1996 a second mortgage holder on the Nitro Club property initiated a foreclosure action. The Company was unsuccessful in its attempts to settle this obligation and the note holder foreclosed and assumed the obligations of the first mortgage holder. Because the Company was unable to settle the Nitro Club obligations it ceased to make the mortgage payments on the Gas Light notes payable. The statutory periods within which the Company had the right to redeem the Gas Light and Nitro Club out of foreclosure expired in June, 1996. (See ITEM 2. DESCRIPTION OF PROPERTY)

          LILLIE'S: DEADWOOD, SOUTH DAKOTA
          --------------------------------
          Lillie's was located in the limited stakes gaming district in the City of Deadwood, South Dakota. Lillie's is owned by the Company's subsidiary, Woodbine Corporation. Lillie's was permanently closed effective June 30, 1995, due to unprofitable operations. The property is owned by Woodbine Corporation and is being held for investment purposes.

EMPLOYEES
---------
          The Company presently has eight (8) full time employees: William P. Martindale, Chairman; Stephen G. Calandrella, Interim President; Peter Bloomquist, Chief Financial Officer; George C. Garman, General Manager of Casino Masquerade; Dale Sterner, General Manager of Casino Las Vegas; Cyndee Rose, Director of Marketing of Casino Masquerade; and two clerical staff.

          Mr. Martindale is employed by the Company pursuant to the terms of a three-year employment contract, expiring in November, 1996, which provides for payment of base salary in the amount of $8,000 per month, subject to certain increases. Mr. Martindale is also entitled to receive further incentive compensation based upon the Company's net income from international gaming operations.

          During the year ended June 30, 1995, Nathan Y. Katz served as President and CEO of the Company. Effective October 12, 1995, Mr. Katz resigned as President, CEO and director of the Company. Mr. Katz and the Company have mutually agreed to the early termination of Mr. Katz's employment contract in consideration for present and future payments to Mr. Katz totalling $25,000. Effective October 12, 1995, Mr. Calandrella was elected to serve as Interim President until a successor is identified and elected. There are currently no candidates identified for the permanent position of President and CEO.

          In consideration for his services as Interim President, the Company resolved to grant and issue to Mr. Calandrella the following: 1) For each month of service, beginning October 1, 1995 and ending June 30, 1996, a number of shares of the Company's Common Stock, $0.05 par value, which, when multiplied by the closing bid price of the Company's Common Stock as quoted on NASDAQ on the date of issuance, equals $5,000; that such shares of Common Stock shall be "restricted securities" under the Securities Act of 1933, as amended; and 2) Incentive stock options granted under the Company's Stock Incentive Plan, exercisable for a period of five (5) years to purchase, in the aggregate, 150,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. Of such incentive stock options, 50,000 shall be immediately vested and exercisable, and the remaining 100,000 incentive stock options shall vest ratably over two (2) years, subject to Mr. Calandrella continuing to serve as an executive officer or key employee of the Company, with 50,000 incentive stock options vesting on October 13, 1996 and 50,000 incentive stock options vesting on October 13, 1997.

          Mr. Bloomquist is employed by the Company pursuant to the terms of a three (3) year employment contract, expiring in July, 1997, which provides for payment of base compensation in the amount of $7,500 per month. Mr. Bloomquist is also eligible to receive incentive stock options, subject to vesting, under the Company's 1993 Stock Incentive Plan.

          Mr. Garman is employed by the Company as General Manager of Casino Masquerade pursuant to a three (3) year employment contract, expiring in May, 1998, which provides for payment of a base annual compensation of $6,000 per month. In addition, Mr. Garman is also entitled to receive a bonus equal to
(i) five percent (5%) of the net operating income of Casino Masquerade up to $1,000,000, (ii) ten percent (10%) of the net operating income of Casino Masquerade in excess of $1,000,000 and up to $1,500,000, and (iii) fifteen percent (15%) of net operating income of Casino Masquerade in excess of $1,500,000. Mr. Garman is also eligible to receive incentive stock options subject to vesting, under the Company's 1993 Stock Incentive Plan.

          Mr. Sterner is employed by the Company as General Manager of Casino Las Vegas pursuant to a three (3) year employment contract, expiring in November, 1998, which provides for payment of base compensation in the amount of $6,250 per month. Mr. Sterner is also eligible to receive incentive stock options subject to vesting, under the Company's 1993 Stock Incentive Plan. In addition, Mr. Sterner shall be paid a quarterly bonus equal to five percent (5%) of the consolidated net income of Casino Las Vegas.

          Ms. Rose is employed by the Company as Director of Marketing of Casino Masquerade pursuant to a three (3) year employment contract, expiring in December, 1998, which provides for payment of a base annual compensation of $37,500. Ms. Rose is also entitled to receive an annual bonus equal to $10,000 per year subject to and contingent upon Casino Masquerade generating net operating profits from gaming operations in excess of $1,000,000 for such year.

          Casino Masquerade currently operates with a total of 70 employees, including one manager. Because of the requirements of Aruban law, the staffing levels cannot be decreased during the slower summer season, and as a result the company expects the size of the labor force to remain relatively constant year round.

          The Bull Durham currently employs 20 persons, including one manager. During the peak summer season, employment typically increases by a total of 15 employees.

          Casino Las Vegas currently employs 45 persons, including four security guards.

CONSULTANTS
-----------
          The Company relies heavily upon the services of independent consultants, including its local accountants and local attorneys in the jurisdictions in which the Company holds or plans to develop its international gaming interests.

COMPETITION
-----------
          INTERNATIONAL
          -------------
          There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently eleven (11) casinos on the Caribbean resort island of Aruba, Netherland Antilles and few barriers to entry of new participants in this market. The Company is aware of two other operating casinos in Bishkek, Kyrgyzstan. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

          DOMESTIC
          --------
          Competition in the gaming industry in the United States is intense. The Company presently estimates that gaming is permitted in most states in some form. There are numerous competitors engaged in the same or similar business as the Company, and competition has increased substantially in recent years with more competitors entering the market. Competition from these entities will continue to affect the operations of the Company and other operators in the gaming industry. Competition in Central City and Black Hawk, Colorado is particularly intense with numerous competitors in very close proximity and new competitors entering the market. There can be no assurance that the Company can obtain the resources necessary to compete successfully in the industry or that the Company can operate profitably given the existing level of competition.

          The Company's operations also compete with other forms of gaming conducted throughout the United States and the world. Other gaming activities include Bingo, Lotto, table games, sports betting and pari-mutuel wagering.

REGULATION
----------
          INTERNATIONAL
          -------------
          Ownership and operation of gaming establishments in each foreign jurisdiction where the Company has operations are extensively regulated by local authorities. In virtually all jurisdictions in which the Company plans to operate casinos, the Company will be required to obtain a Certificate of Authority to conduct business in that jurisdiction, as well as numerous licenses, including gaming licenses, tax licenses, liquor licenses and the like. Each jurisdiction maintains its separate regulatory environment with discrete requirements and approvals necessary.

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

          DOMESTIC: FEDERAL AND STATE LAW
          -------------------------------
          Ownership and operation of gaming establishments are extensively regulated by states in which such activities are permitted. Colorado has adopted numerous statutes and regulations covering limited stakes gaming operations. Existing regulation includes various aspects of the gaming industry, including ownership, operation and employment in all limited stakes gaming operations, taxation of revenues and regulation of equipment utilized in connection with such activities. Virtually all aspects of ownership and operation of gaming facilities require licensing by the state. Operators, machine manufacturers and distributors, employees and retailers are all subject to extensive investigation and regulation prior to licensing to engage in gaming activities. The procedure for obtaining these licenses is time consuming and costly.

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

          DOMESTIC: LIQUOR LICENSE
          ------------------------
          The Company has been granted a casino tavern license issued under the Colorado Liquor Code for the Bull Durham. As revised in 1993, the Colorado Liquor Code now includes a casino tavern license which is issuable to duly licensed and operating limited gaming casinos.

TAXATION
--------
          INTERNATIONAL
          -------------
          All jurisdictions in which the Company has the opportunity to develop casino operations impose tax on revenues and income generated as a permitted gaming licensee. The Company has consulted extensively with tax experts in each jurisdiction, as well as international tax experts in the United States, for the purpose of familiarizing itself with the tax laws of each such jurisdiction, as well as developing plans to take advantage of any and all opportunities available to companies which operate foreign businesses on a multi-jurisdictional basis. It is possible that the Company may form and organize controlled corporations under the laws of foreign jurisdictions in order to maximize the advantages available under the circumstances.

          DOMESTIC
          --------
          The operations of the Company and its subsidiaries will be subject to taxation at both the Federal and state level. Any net profits derived from the operations of the Company or its subsidiaries will be subject to United States Federal Income Tax and state income tax imposed by states in which they operate. These provisions regarding Federal and state income tax are generally applicable to all entities.

          The operations of the Company and its gaming subsidiaries in the gaming industry will also be subject to special taxes imposed by the states which permit such activities. Colorado imposes a variable tax on "adjusted gross proceeds" obtained within its boundaries. Adjusted gross proceeds is defined to include the total amount of all wagers made by players on limited stakes gaming, less all payments received by such players. With regard to games of poker, adjusted gross proceeds means any sums wagered in the poker hand, which may be retained by the operator of the gaming establishment. The tax ranges from two percent (2%) of all adjusted gross proceeds up to $2,000,000; eight percent (8%) for all adjusted gross proceeds from $2,000,001 up to $4,000,000; fifteen percent (15%) on all adjusted gross proceeds from $4,000,001 to $5,000,000; and eighteen percent (18%) on all adjusted gross proceeds in excess of $5,000,000. In addition, the City of Black Hawk, as well as the State of Colorado, assesses annual taxes, called "device fees", on each gaming unit utilized in a casino.

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

SERVICE MARKS
-------------
          The Company has received a Certificate of Registration from the United States Patent and Trademark Office of its Service Mark "Global Casinos, Inc.", which includes both the name and the Company's logo as federally protected service marks for use in connection with the Company's business.

          The Company has filed an application in the United States Patent and Trademark Office to register "Casino Masquerade", including both the name and the casino's logo, as a federally protected service mark for use in connection with the Company's business.

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

SEASONALITY
-----------
          INTERNATIONAL
          -------------
          Bishkek is the capital city of the newly independent State of Kyrgyzstan, located on the western border of the Peoples' Republic of China. Bishkek has a population of approximately 900,000, with local economy based primarily on agriculture and natural resource development, including mining and oil and gas exploration. The local economy is experiencing the same difficulties shared with its other Communist Independent States ("CIS") members in evolving from a predominantly socialist economy to a free market economy, including low productivity and high inflation. Management anticipates that the principal clientele of the casino will be drawn largely from the local population without any significant dependence upon tourism. Moreover, the restaurant Naryn is a large entertainment facility located in the central business district of Bishkek. Therefore, the Company does not expect Casino Las Vegas to experience significant seasonal fluctuations in business or revenues.

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

          DOMESTIC
          --------
          The Company's casino in Colorado, while not seasonal in the conventional sense, experiences a significant increase in tourist traffic which occurs from May through September. The Bull Durham Saloon and Casino ("Bull Durham") will generally realize more of its annual revenues during the tourist season. Based on historical precedent, the Bull Durham should not be expected to perform better than on a "break-even" basis during the winter months.


ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------

          CORPORATE OFFICES: DENVER, COLORADO
          -----------------------------------
          The Company's corporate headquarters are located at 1777 South Harrison, Skydeck, Denver, Colorado 80210. This property is currently leased at $3,424 per month, expiring September 30, 1999. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future.

          CASINO LAS VEGAS: BISHKEK, KYRGYZSTAN
          -------------------------------------
          The Company's right to operate the Casino Las Vegas in the Naryn Restaurant located in the City of Bishkek, Kyrgyzstan, is derived from an agreement initially entered into in 1992 (the "Naryn Contract") between Corporation Restaurant Naryn and Aztec-Talas-Four Star, Inc., a Nevada corporation ("ATF"). The Naryn Contract was assigned by ATF, with the consent of Corporation Restaurant Naryn, to Global Group, the Company's international joint venture partner. Global Group, in turn, assigned the Naryn Contract to the International Joint Venture. Pursuant to the Dissolution Agreement, effective July 15, 1995, the International Joint Venture assigned all rights in Casino Las Vegas and the Naryn Contract with Corporation Restaurant Naryn to the Company.

          The Company operates the Casino Las Vegas on the second floor of the Restaurant Naryn in Bishkek under a joint venture agreement with the Joint Stock Company Naryn. The casino opened in July, 1994. Casino Las Vegas occupies approximately 4,000 square feet, and contains eighteen (18) slot machines, three (3) black jack tables, three (3) Caribbean Stud poker tables, one (1) Let it Ride table, and two (2) roulette wheels. The restaurant occupies the first floor and is of comparable size. The Agreement has a term of twenty (20) years, expiring on April 12, 2013.

          Net income generated from gaming operations at the casino is divided sixty-one percent (61%) to the Company and thirty-nine percent (39%) to the Corporation Restaurant Naryn until such time as the Company has recouped its capital investment in the casino plus interest at the rate of eighteen percent (18%) on such capital; thereafter, net profits will be shared on a fifty-fifty (50%-50%) basis. The Company expended approximately $500,000 in the development of the Casino Las Vegas. Under the terms of the Company's agreement with ATF, after the Company has received profit distributions equal to its capital expenditure of approximately $500,000, ATF will be entitled to receive ten percent (10%) of the Company's share of net profits generated by the casino thereafter.

          CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES
          ----------------------------------------------
          On April 29, 1994, the Company closed upon a definitive Stock Purchase Agreement purchasing a net sixty-six and two-thirds percent (66-2/3%) interest in the Casino Masquerade which is located in the recently renovated Radisson Aruba Caribbean Resort and Casino on the Caribbean resort island of Aruba, Netherland Antilles. The Aruba Caribbean Resort and Casino (the "Hotel") is owned by the Dutch Hotel and Casino Development Corporation N.V., an Aruba corporation ("Dutchco") and operates under an October 11, 1992 Management Agreement with Radisson Hotel Corporation. Dutchco holds a gaming permit issued by the Nation of Aruba which authorizes it to operate a gaming casino on the premises. Under the authority of its Gaming License, Dutchco has leased the casino to Global Entertainment Group N.V., an Aruba corporation ("Global Entertainment") which, since 1993, has operated the casino under an exclusive lease which has a term of five (5) years with automatic one (1) year extensions thereafter.

          Global Entertainment is wholly-owned by BPJ Holding N.V., a Curacao corporation. The definitive Stock Purchase Agreement provided for the purchase by the Company of sixty-six and two-thirds percent (66-2/3%) of the issued and outstanding shares of the capital stock of BPJ Holding N.V. Until July 15, 1995, the remaining thirty-three and one-third percent (33-1/3%) of BPJ Holding N.V. was owned by Broho Holding N.V., an unaffiliated company controlled by Kenneth D. Brown. Effective July 15, 1995, Broho Holding N.V. assigned its interest to the Company. The Company presently holds one hundred percent (100%) of the issued and outstanding stock of BPJ Holding N.V.

          The Company leases the Casino Masquerade facility under an operating lease which expires in December, 2002 with an option to renew for 10 years.
The Casino occupies approximately 8,500 square feet in the Hotel under the lease agreement between Dutchco and Global Entertainment. As rent under the January 18, 1993 lease agreement, Global Entertainment was obligated to pay Dutchco percentage rent based upon the gross gaming revenues (net of all government taxes and fees) of the casino equal to ten percent (10%) of the gross gaming revenues for the year ended December, 1995, fifteen percent (15%) for the year ended December, 1996, and thereafter twenty percent (20%) of gross gaming revenues. Under the lease, "gross gaming revenue" is defined to mean
(i) the net win from gaming activities, which is the difference between gaming wins and losses before deducting cost and expenses which shall include all markers, promises to pay and checks received, less (ii) the Aruba gaming tax and the expenditures related to the employment of government inspectors for the casino operation. During December, 1995, the Company reached an agreement to modify the terms of the lease agreement whereby beginning January 1, 1996, the rent was calculated as $400,000 per year plus fifteen percent (15%) of the gross gaming revenue over $4,000,000.

          The Casino has been fully operational since December, 1993, when extensive renovations to the Hotel were completed. Operations at the casino currently consist of one hundred fifty-five (155) slot machines, six (6) black jack tables, two (2) roulette wheels, two (2) Caribbean Stud tables, three (3) Let it Ride tables, and one (1) craps table. The casino also serves liquor and provides a limited food service.

          CASINO LAZURNAYA: SOCHI, RUSSIA
          -------------------------------
          The Casino Lazurnaya, which opened in January, 1994, was developed and operated under a lease with the Joint Venture "Lazurnaya", a Russian-Turkish group which developed and owned the four-star Hotel Radisson Lazurnaya, located in the Black Sea resort city of Sochi, Russia. Under the terms of the lease, the casino occupies 5,400 square feet on the hotel's third floor. The initial lease under which the casino operated provided for a nominal base monthly rental plus ten percent (10%) of the net profits generated by the casino. Effective January 1, 1995, the terms of the lease were renegotiated to eliminate rent based upon a percent of the casino's net profit but substantially increase the fixed guaranteed base monthly rental. Under the terms of the renegotiated lease, the base rent for 1995 was increased to $250,000, with future annual increases up to a maximum of $500,000 beginning in the seventh year. Until July 15, 1995, rights under the lease were held by the International Joint Venture, of which the Company's wholly-owned subsidiary, Global International, held an eighty percent (80%) undivided interest. Effective July 15, 1995, the International Joint Venture was dissolved and the Company has no further interest in Casino Lazurnaya.

          BULL DURHAM SALOON AND CASINO: BLACK HAWK, COLORADO
          ---------------------------------------------------
          The Bull Durham Saloon and Casino ("Bull Durham") was acquired by Casinos U.S.A., Inc. ("Casinos U.S.A.") in 1992 for a purchase price of $3.5 million. Casinos U.S.A. owns the real property and improvements subject to numerous security interests. The Bull Durham consists of approximately 4,700 square feet and currently operates one hundred and thirteen (113) slot machines and two (2) black jack tables. The casino also holds a retail liquor license issued by the State of Colorado, and offers a limited food service in addition to beverages. The Company has no current plans to renovate this property.

          The Bull Durham is currently encumbered by mortgages securing the following loans in order of priority: (i) a $671,603 promissory note accruing interest at the rate of fifteen percent (15%) with monthly payments of $5,996 and a balance of $672,550 on June 30, 1996; (ii) $737,500 in promissory notes accruing interest at rates between seven percent (7%) and fifteen percent (15%) with monthly payments of $2,998 and a balance of $737,500 on June 30, 1996, of which $597,500 in principal has been purchased by the Company through the issuance of equity in Global Casinos, Inc. to the noteholders; (iii) a $2,546,260 promissory note to Lisa Paige Montrose accruing interest at the rate of seven percent (7%) with monthly payments of $19,741, a balance of $2,403,903 on June 30, 1996, and a final payment of $2,196,317 due in 1998; (iv) a $444,650 promissory note accruing interest at the rate of seven percent (7%) with monthly payments of $3,447, a balance of $417,022 on June 30, 1996, and a final payment of $379,888 due in 1998; and (v) a $462,090 promissory note accruing interest at the rate of seven percent (7%) with monthly payments of $3,582, a balance of $436,245 on June 30, 1996, and a final payment of $398,583 due in 1998. The first two promissory notes are owed by Ms. Montrose to Astraea and related creditors under an Assignment of Collateral Agreement. The third promissory note is owed by Casinos U.S.A. to Ms. Montrose as a "wrap" around the first two promissory notes. The deeds of trust securing the last three promissory notes are all subordinated to the security interests of the first two promissory notes. The holders of the last three promissory notes commenced foreclosure proceedings and, as a result, on October 18, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. As of June 30, 1996, all of the foregoing debts were in default. (See, ITEM 3, LEGAL PROCEEDINGS.)

          NITRO CLUB - GAS LIGHT: CENTRAL CITY, COLORADO
          ----------------------------------------------
          The Nitro Club and Gas Light properties are located in the limited stakes gaming district in Central City, Colorado. Owned by the Company's wholly-owned subsidiary, Colorado Gaming Properties, the Nitro Club and the Gas Light were never operated as gaming facilities by the Company.

          The Nitro Club, located adjacent to the Gas Light, was built in 1881 and consists of approximately 7,300 square feet on three floors. Colorado Gaming Properties owned the Nitro Club subject to mortgages in the aggregate principal amount of $450,000, payable in monthly installments of approximately $5,151 with a principal balloon payment of approximately $346,355 due in 2001.

          The Gas Light, built in the 1880's, is located at 114 Lawrence Street. Consisting of approximately 2,800 square feet, with 1,400 square feet on each of its two floors, the property was purchased by the Company's predecessor in 1992 for $850,000. The property was owned by Colorado Gaming Properties subject to mortgages securing the following debts: (i) a $350,000 promissory note accruing interest at the rate of ten percent (10%) with monthly payments of $3,378, and a final payment of $314,306 due in 1997; and (ii) a $50,000 promissory note accruing interest at the rate of ten percent (10%), and which was past due and in default with $47,850 due as of June 30, 1995. During this period, the holder of the second promissory note commenced foreclosure proceedings. During the year ended June 30, 1996, the Company settled this debt for $15,000 which has been paid in full to the holder of the second promissory note.

          On January 25, 1996 the Company reached an agreement with the first note holder on the Gas Light property to stay the foreclosure that was initiated by the note holder. On March 7, 1996 a second mortgage holder on the Nitro Club property initiated a foreclosure action. The Company was unsuccessful in its attempts to settle this obligation and the note holder foreclosed and assumed the obligations of the first mortgage holder. Because the Company was unable to settle the Nitro Club obligations it ceased to make the mortgage payments on the Gas Light. The statutory periods within which the Company had the right to redeem the Gas Light and Nitro Club out of foreclosure
expired in June, 1996.   (See, ITEM 3, LEGAL PROCEEDINGS.)

          LILLIE'S: DEADWOOD, SOUTH DAKOTA
          --------------------------------
          Lillie's was purchased in 1993 for $225,000, and is owned by Woodbine Corporation subject to a mortgage with a principal balance of approximately $66,554 at June 30, 1996, semiannual payments of $10,297 accruing interest at the rate of ten percent (10%) and maturing in the year 2000. Lillie's was a fully-licensed Gaming Casino, consisting of 2,500 square feet, of which 2,000 square feet were devoted to gaming; the balance to food and beverage service or gaming support. The casino contained twenty-eight (28) slot machines.
Lillie's was closed effective June 30, 1995, and the property is being held for investment. The Company has no plans to renovate this property.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          The Company is currently involved in the following pending legal proceedings:

          (1) ASTRAEA INVESTMENT MANAGEMENT, L.P., AS TRUSTEE VS. GLOBAL CASINOS, INC., ET. AL
               ------------------------------------------------------------
               Cause Number 94-02487 in the District Court of Dallas County, Texas, 116th Judicial District.

               As previously reported, this matter had been brought by the holder of certain promissory notes made by the Company's wholly-owned subsidiary, Casinos U.S.A., Inc. ("Casinos U.S.A.") prior to its acquisition by the Company. The notes held by the Plaintiff are secured by a senior deed of trust against the Bull Durham Saloon and Casino ("Bull Durham") located in Black Hawk, Colorado. The Company had previously negotiated a settlement accord in which it guaranteed the obligation of Casinos U.S.A. and which resulted in a dismissal of the lawsuit. However, the Company was unable to meet a balloon payment which was due on August 31, 1994. As a result of that default, the Plaintiff filed a motion to reinstate the case in October, 1994.

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

          (2)  LISA PAIGE MONTROSE PROMISSORY NOTE.
               ------------------------------------
               Lisa Paige Montrose is the holder of a promissory note made by Casinos U.S.A. in the original principal amount of $2,546,260, which note was given in connection with the acquisition and purchase of the Bull Durham. The obligation to repay the note is secured by a subordinated deed of trust against the Bull Durham. The Company has been served notice by Ms. Montrose's legal representatives that she has construed the acquisition of Casinos U.S.A. by the Company in November, 1993 as a "transfer of control" under applicable provisions of her deed of trust which would grant her the right to accelerate the entire indebtedness represented by the promissory note. The Company denies that Ms. Montrose has any basis in law or fact to accelerate the balance of the indebtedness, which the Company has been retiring in monthly installments paid in accordance with its terms. No civil action has been filed in this matter. If such an action is filed, the Company will vigorously defend.

               In July, 1995, Ms. Montrose commenced a foreclosure proceeding against the Bull Durham by the Gilpin County Public Trustee. Ms. Montrose was joined by Long & Jaudon, P.C., Richard C. Frajola, Francine M. Frajola, Marian Johnson, Mary E. Goodwin and Virginia G. Norris, all as beneficiaries of deeds of trust securing promissory notes in default. The foreclosure sale was scheduled to take place October 19, 1995. Negotiations to resolve the dispute and restructure the debt failed, and Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on October 19, 1995 ("Bankruptcy Proceeding"). As a result of the bankruptcy filing, the foreclosure proceeding and all other actions against Casinos U.S.A. have been stayed. Casinos U.S.A. continues to operate the Bull Durham as debtor-in-possession.

          (3)  ANGELL & DEERING V. CASINOS, U.S.A., INC. AND GLOBAL CASINOS,
               INC.
               ---------------------------------------------------------------
               Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

               The Company and Casinos U.S.A. are named defendants in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and quantum meruit based upon accounting services provided to Casinos U.S.A. The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A. disputes the damages claimed. The litigation is stayed as to Casinos U.S.A. due to the Bankruptcy Proceeding. All parties have reached a conditional settlement whereby Casinos U.S.A. has agreed to an allowed unsecured claim for the plaintiff in the bankruptcy proceeding in the amount of $30,000. The Company has purchased this claim in consideration for initial payment of $10,000 and a guarantee of future payments out of the proposed plan of reorganization totalling $20,000. The lawsuit pending in the Colorado District Court would be dismissed with prejudice. The entire settlement agreement is conditional upon the approval of the Bankruptcy Court which is pending. Should the settlement agreement not be so approved, the plaintiff is likely to request a relief from stay from the Bankruptcy Court, and trial in the Colorado District Court would be rescheduled.

          (4)  IN RE CASINOS U.S.A., INC.
               --------------------------
               Case No. 95-20864 MSK, in the United States District Court for the District of Colorado.

               Casinos U.S.A. is currently in default under all of its secured obligations encumbering the Bull Durham. Civil actions were initiated to foreclose upon the junior liens. The efforts of the Company to negotiate restructured terms for the repayment of the foregoing secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. On September 4, 1996, the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company anticipates approval of its Disclosure Statement in October, 1996. After such approval, the Court will schedule a hearing date for confirmation of the proposed Plan.

               The Company believes that the approximate $4,700,000 in secured debt encumbering the Bull Durham property is substantially greater than the property's current fair market value. As a result, there can be no assurance that the Company will be successful in achieving a plan of reorganization which will result in the Company's ability to continue to own and operate the Bull Durham.

          (5)  PIONEER GROUP, INC. FORECLOSURE.
               --------------------------------
               Colorado Gaming Properties, Inc., as owner of the Gas Light, was also a party to a foreclosure proceeding against the Gas Light by the Gilpin County Public Trustee. The action was commenced in August, 1995, by Pioneer Group, Inc. as beneficiary on a subordinated deed of trust securing a promissory note in default. The property was sold to the creditor, and the Certificate of Purchase was subsequently assigned to Colorado Gaming Properties, Inc. in consideration for payments totalling $15,000 to the Pioneer Group, Inc. The redemption period has expired, and the Certificate of Purchase has been exchanged for a Trustee's Deed. Neither the Company nor its subsidiary has any residual interest in the property.

          (6)  ESTATE OF ERIC B. BAYLESS FORECLOSURE.
               --------------------------------------
               Colorado Gaming Properties, Inc., as owner of the Gas Light, was also a party to a foreclosure proceeding against the Gas Light by the Gilpin County Public Trustee. The action was commenced in November, 1995, by the Estate of Eric B. Bayless as beneficiary on a first deed of trust securing a promissory note in default. The Company negotiated a settlement whereby it would make payments totalling $77,991.44 to cure defaults on the promissory note in consideration for continuing the foreclosure proceedings on a month-to-month basis until all cure payments were received at which point the foreclosure proceeding would be dismissed. The first two cure payments were made; however, in light of the foreclosure against the adjacent Nitro Club, the Company elected not to make further payments on the Gas Light. The statutory period within which the Company had the right to redeem the Gas Light out of foreclosure expired in June, 1996.

          (7)  SHAW CONSTRUCTION, LLC FORECLOSURE.
               -----------------------------------
               Colorado Gaming Properties, Inc., as owner of the Nitro Club, was a party to a foreclosure proceeding against the Nitro Club by the Gilpin County Public Trustee. The action was commenced in January, 1996, by the Shaw Construction LLC as beneficiary on a subordinated deed of trust securing a promissory note in default. The property was sold in foreclosure on March 7, 1996, and the statutory period within which the Company had the right to redeem the Nitro Club out of foreclosure expired in May, 1996.

          (8)  SECURITIES AND EXCHANGE COMMISSION INVESTIGATION.
               -------------------------------------------------
               During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of June 30, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There is no way to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1996.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------
          The outstanding shares of Common Stock are traded over-the-counter and traded on the NASDAQ Small-Cap Market under the symbol "GBCS". The reported high and low bid and ask prices for the Common Stock are shown below for the period from July 1, 1993 through September 30, 1996:

                                      Bid                      Ask
                                      ---                      ---
                                High       Low           High        Low
                                ----       ---           ----        ---
     1993 Fiscal Year
          First Quarter        1          5/8           1 1/8       13/16
          Second Quarter       1          9/16          1 1/4       7/8
          Third Quarter        2 3/8      11/16         2 11/16     7/8
          Fourth Quarter       5          1 15/16       5 1/16      2

     1994 Fiscal Year
          First Quarter        4 1/16     2 1/2         4 3/16      2 9/16
          Second Quarter       3 3/8      2 1/4         3 5/8       2 3/8
          Third Quarter        2 9/16     1 15/16       2 11/16     2 1/16
          Fourth Quarter       3 3/8      2 1/4         3 5/8       2 3/8

     1995 Fiscal Year
          First Quarter        2 9/16     1 15/16       2 11/16     2 1/16
          Second Quarter       2 5/16     1             2 7/16      1 3/16
          Third Quarter        1 5/8      1 1/32        1 23/32     1 1/8
          Fourth Quarter       1 5/16     15/32         1 3/8       9/16

     1996 Fiscal Year
          First Quarter        3/4        13/32         25/32       17/32
          Second Quarter       5/8        3/16          11/16       1/4
          Third Quarter        13/32      3/16          15/32       7/32
          Fourth Quarter       1 11/32    5/16          1 11/32     5/16

     1997 Fiscal Year
          First Quarter        7/16       7/16          1/2         1/2

          The bid and ask prices of the Company's Common Stock as of September 30, 1996 were 7/16 and 1/2 respectively, as reported on NASDAQ. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.
As of September 30, 1996, there were approximately 917 record owners of the Company's Common Stock.

          The Company's Board of Directors may declare and pay dividends on outstanding shares of Common Stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid and the Company does not anticipate the payment of dividends in the foreseeable future. The Company was obligated to redeem any outstanding shares of Convertible Preferred Stock on or before May 31, 1995, and the Company is in default on this obligation with holders of Preferred Stock representing an aggregate redemption value of $88,500, such holders having not entered into letter agreements with the Company in May, 1995 as described elsewhere in this report. (See ITEM 1. DESCRIPTION OF BUSINESS, Financing.)

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------
          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1995 COMPARED TO JUNE 30, 1996
-------------------------------------------------------------------------
          The Company is organized as a holding company for several entities holding gaming-related properties. The independent auditors' report on the Company's June 30, 1996 consolidated financial statements contains an explanatory paragraph that discusses certain conditions that raise substantial doubt about the Company's ability to continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements, two of the Company's properties were relinquished in foreclosure proceedings, and Casinos U.S.A. has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financings. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

          Effective July 15, 1995, the Company exchanged its interest in Global International and Casino Lazurnaya for an additional interest in BPJ and the Casino Las Vegas. Through this transaction, the Company now owns 100% of BPJ and a 61% profits interest in the Casino Las Vegas. The Company received an additional 33-1/3% interest in BPJ and an additional 12.2% interest in Casino Las Vegas, a $200,000 note receivable from the third party and a release of a $45,459 payable. It is not expected that the foregoing acquisition and disposition of the Company's interests in Global International will have a material effect upon the Company's working capital, either positively or negatively.

          The Company has experienced a significant decrease in working capital. The majority of this decline is due to the increase in the current portion of long-term debt. Substantially all of the Company's long-term debt is in default and, as such, is classified as a current liability.

          Casinos U.S.A. ("Debtor") is currently in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the Chapter 11 petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. On September 4, 1996 the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company anticipates Court approval of its Disclosure Statement in October 1996. Once the Disclosure Statement has been approved, the Court will set a hearing date for confirmation of the Company's proposed Plan of Reorganization.

          The Nitro Club was developed and operated by its prior owners as a gaming casino from February, 1992 until January, 1993, when it ceased operations due to lack of working capital resulting from unprofitable operations, and non-renewal of its gaming license due to delinquent filing of gaming tax reports and payment of gaming taxes. The Gas Light was operated as a restaurant until 1991, and had never been developed as a gaming casino. On January 25, 1996 the Company reached an agreement with the first note holder on the Gas Light property to stay the foreclosure that was initiated by the note holder. The agreement called for certain monthly payments by the Company to stay the foreclosure on a month-by-month basis. The Company made the January and February payments. On March 7, 1996 a second mortgage holder on the Nitro Club property initiated a foreclosure action. The Company attempted to settle this obligation. The outstanding principal amount was approximately $40,000. Since the note holder and the Company were unable to reach an agreement, the note holder foreclosed and assumed the obligations of the first mortgage holder. Under the laws of Colorado, the Company had seventy-five days from the date of the foreclosure sale to redeem the second note holder. Because the Company was unable to settle the Nitro Club obligations, it ceased to make the mortgage payments on the Gas Light. The statutory periods within which the Company had the right to redeem the Gas Light and Nitro Club out of foreclosure expired in June, 1996.

       The Company is in the process of renegotiating its current debts in order to extend the maturities. Management believes that between anticipated improvements in casino operating results and debt restructuring, the Company will have necessary capital to continue operations.

          The Company's balance sheet reflects an increase in current assets, a decrease in total assets, and a deficiency in working capital. Specifically, during the twelve (12) months ended June 30, 1996, current assets increased from $923,865 at June 30, 1995, to $1,067,962 at June 30, 1996, an increase of
$144,097 or 15.6%. Increases in cash of $322,378, or 57%, accounts receivable of $7,822, or 11.8%, interest receivable of $96,782, or 749.6% and which is classified as subject to cancellation due to Chapter 11 Bankruptcy as of June 30, 1996. These were offset by decreases in receivables from related parties of $109,308, or 82.3%, a decrease in restricted cash of $20,985, or 100%, decreases in prepaid and other expenses of $10,965, or 27.1%, and a decrease in the current portion of notes receivable of $31,935, or 37.3%.

          The Company's investment in net property, plant and equipment declined significantly by $2,925,560, or 35.5%. The decrease is primarily attributed to recognition of a $1,225,000 impairment on real estate owned by CGP and subsequent disposition of the assets as a result of foreclosure.

          The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment and leasehold and contract rights. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values.

          At June 30, 1995, management's assessment of non-operating real property located in Central City, Colorado, indicated that the carrying value of $2,300,000 had been impaired. Management's assessment included an evaluation of actual and listed sales of comparable real estate in the area.
As a result, the carrying value of these assets was reduced by $200,000. At June 30, 1996, management's assessment of this property included an evaluation of certain events and circumstances that indicated that the property had become further impaired. These events and circumstances included a continuing decline in actual and listed sales prices of comparable real estate in the area, a general decline during the year in gaming revenues related to similar gaming properties, the Company's inability to refinance certain debt securing these properties, and the creditors initiating foreclosure proceedings in the third quarter. Based on these factors, management determined that the fair value of the properties approximated the related debt securing these assets, and the Company recognized an impairment loss of approximately $1,225,000.

          Based on its annual review, the Company does not believe that any impairments have occurred on its other land, buildings, equipment and leasehold and contract rights.

          During 1996, Woodbine and Lincoln relinquished equipment of $35,093 in exchange for the extinguishment of $256,907 of liabilities, which resulted in an extraordinary gain of $221,814. In addition, the disposition of the Casino Lazurnaya resulted in a reduction in net property and equipment of $515,262, depreciation expense for 1996 was $459,815, and the Company sold assets with a net book value of $6,410, which was offset by $165,709 of asset purchases.

          Current liabilities decreased 71% from $10,103,943 at June 30, 1995, to $2,890,708 at June 30, 1996. This decrease is comprised of a reduction in accounts payable of $80,232, accrued expense of $623,202, convertible debt of $597,500, mandatory redeemable preferred stock of $258,000, related parties notes payable of $2,721, and current portion of long term debt including debt in default of $5,651,580. The majority of the decreases in the current portion of long-term debt of $768,908 were from the return of property, plant and equipment to secured debt holders in exchange for debt cancellation, and from reclassification of $5,085,705 of the current portion of long-term debt, including debt in default, to liabilities subject to compromise.

          As a result of the foregoing increase in current assets and decrease in current liabilities, the Company's working capital deficit decreased drastically from $(9,180,078) on June 30, 1995, to $(1,822,746) on June 30,
1996, or a 80.1% increase. The current ratio increased from .09 to .37. The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

          During the fiscal year ended June 30, 1996, the Company sold an aggregate of 281,250 shares of Common Stock pursuant to the exercise of outstanding Warrants, realizing gross proceeds from the sale of these securities of $140,639. The majority of the Warrant exercises were undertaken pursuant to a Registration Statement which was declared effective by the Securities and Exchange Commission. The Warrant exercises contributed $140,639 to the stockholders' equity of the Company. The Company also issued 90,000 shares of stock, valued at $86,648, to employees of the Company and was able to negotiate $1,228,504 of debt to accept 1,853,865 shares of Common Stock in satisfaction of this debt. During the year ended June 30, 1996, the Company reported a net loss of $(2,011,078). As a result of the foregoing, stockholders' equity decreased from $3,096,251 on June 30, 1995, to $2,540,964 on June 30, 1996, a decrease of $555,287, or 17.9%.

          Effective June 30, 1995, the Company consummated the purchase of approximately $852,504 promissory notes held by sixteen (16) creditors of Casinos U.S.A. The promissory notes are secured by a collateral assignment of an undivided interest in a senior deed of trust against the Bull Durham Saloon and Casino in Black Hawk, Colorado. In consideration of the assignment of the notes and collateral security, the Company issued to the Casinos U.S.A. note holders an aggregate of 1,249,605 shares of Common Stock, valued at $0.75 per share. Since the transaction was contingent upon the Company filing a Registration Statement, the notes at June 30, 1995 were shown as debt outstanding. On December 13, 1995, the Registration Statement was declared effective and the notes were converted to equity. However, by virtue of the Company continuing to hold the notes and collateral as a secured creditor of Casinos U.S.A., the Company has gained a priority over subordinated secured creditors of Casinos U.S.A. Such priority could have a benefit to the Company in the event of a foreclosure or forced liquidation of Casinos U.S.A. by junior lien holders.

          As a result of a net loss during the year ended June 30, 1995, of $(2,036,422), together with non-cash net expenses of $1,156,041 (comprised of amortization of $366,302, depreciation of $616,188, stock for services of $23,048, impairment of gaming facility of $200,000, and minority interest of $(49,497), and increases in operating assets and liabilities totaling $586,231 (primarily due to increases in accounts payable and accrued expenses), at the year ended June 30, 1995, the Company reported net cash used by operations of $(294,150). This compares with net cash provided in operations of $722,403 for the year ended June 30, 1996, based on a net loss of $(2,011,078), non-cash items of $2,234,386 (comprised of $366,300 of amortization, $459,815 of depreciation, $86,648 of stock issued for services, provision for uncollectible receivables of $113,000, impairment of gaming facilities of $1,225,000, minority interest of $205,437 offset by $(221,814) of gain on extinguishment of debt and an increase in operating assets and liabilities of $499,095 (comprised mainly of increases in accounts payable and accrued expenses).

          Net cash used by investing activities for the year ended June 30, 1995 was $(541,841). This compares with net cash used by investing activities of $(264,921) for the year ended June 30, 1996. For the year ended June 30, 1995, the Company used $553,858 for the purchase of equipment and $127,065 for additions to other assets. This compares to $165,709 for the purchase of equipment for the year ended June 30, 1996. Offset against this, the Company received $148,582 of principal payments on its notes receivable for the year ended June 30, 1995. This compares with principal payments on its notes receivable of $70,361 and a reduction of other assets of $14,985 for the year ended June 30, 1996. At June 30, 1996 the Company had proceeds from the sale of equipment of $3,410. At June 30, 1995 the Company had distribution to minority interest of $9,500 compared to $187,968 for the year ended June 30, 1996.

          Net cash provided by financing activities for the year ended June 30, 1995 was $783,757. This compares with net cash used by financing activities of $(135,104) for the year ended June 30, 1996. Specifically, cash provided by financing activities for the year ended June 30, 1995 was $1,187,312, comprised of $215,500 in loans and $971,812 realized from the exercise of Common Stock Purchase Warrants and stock offerings. Offsets against the cash provided by financing activities were promissory note principal reduction payments in the amount of $403,555. This compares to proceeds from the issuance of Common Stock of $140,639 for the year ended June 30, 1996. This was offset by debt payments of $267,743 and payment of $8,000 to retire Mandatory Redeemable Preferred Stock.

          Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

SUBSEQUENT EVENTS
-----------------
          In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more "Web sites" on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. The Agreement calls for Global Internet to pay DDB $1,300,000 over a nine month period, expected to begin in October, 1996, to develop the Web sites. Global Internet is investigating sources of funding which may be either public or private financing or a combination of both.

          On August 1, 1996, the Company entered into a month-to-month Management and Lease Agreement for a casino project on the Caribbean resort island of St. Maarten. The agreement calls for monthly lease payments of $15,000 until a formal lease agreement is finalized, at which time, the monthly lease payments will increase to $30,000. The Company will manage and lease the casino property on a month-to-month basis until a formal management and lease agreement and asset purchase agreement have been executed. Execution of these agreements are contingent upon the casino's lessor providing the Company with the casino equipment free and clear of any liens, and government authorities granting a gaming license to the Company. In order to fund this project, the Company borrowed $165,000 from an affiliate, which the Company used to establish the casino's bankroll.

          In connection with the foregoing projects, the Company is attempting to raise $600,000 through a private offering of debt and equity.

          Other than the foregoing, Management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.


RESULTS OF OPERATIONS - TWELVE (12) MONTHS ENDED JUNE 30, 1996 COMPARED TO TWELVE (12) MONTHS ENDED JUNE 30, 1995
--------------------------------------------------------------------------
          A comparison of the results of operations of the Company for the year ended June 30, 1996 with the results of operations for the year ended June 30, 1995 demonstrates the Company's concentration on improving operating results. For the year ended June 30, 1995, Lillie's Casino in Deadwood, South Dakota, Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, Casino Masquerade in Aruba, and Casino Lazurnaya in Sochi, Russia operated for the entire twelve-month period. In contrast, only the Bull Durham, Casino Las Vegas and Casino Masquerade operated for the same period in 1996.

          Net revenues for the twelve (12) months ended June 30, 1995 were $7,303,386 based on casino revenues of $7,059,714, revenues from the sale of food of $243,672. Net revenues for the twelve (12) months ended June 30, 1996 were $7,476,699 comprised of casino revenues of $7,315,497, food and beverage of $150,743, and other revenues of $10,459.

          More specifically, revenues at Casino Las Vegas and Casino Masquerade increased from $3,810,583 at June 30, 1995 to $5,491,763 at June 30, 1996. It
is believed this increase is a result of marketing efforts. Net revenues in Sochi, Russia decreased from $1,559,332 at June 30, 1995 to $24,485 at June 30, 1996 due to the Dissolution Agreement. At June 30, 1995, net revenues from domestic operations were $1,933,471 comprised of $1,648,093 from Bull Durham and $285,378 from Lillie's and other domestic income at June 30, 1995, compared to net revenues at June 30, 1996 of $1,958,349 from Bull Durham and $2,102 in other revenue from domestic operations.

          The foregoing changes in operations also resulted in a slight decrease in operating, general and administrative expenses which decreased from $7,554,550 for the year ended June 30, 1995 to $6,925,559 for the year ended June 30, 1996, a decrease of 8.3%. Depreciation decreased 25.4% and amortization remained flat over the same period reflecting the effect of the Dissolution Agreement. Total operating expenses increased from $8,853,931 for the year ended June 30, 1995, to $8,976,674 for the year ended June 30, 1996, an increase of 1.4% which included a charge to impairment of gaming facilities of $1,225,000 or 13.6% of total operating expenses.

          As a result of the increase in net revenues, and an increase in operating expenses, losses from operations were reduced 3.2% to a loss of $(1,499,975) for the year ended June 30, 1996, from a loss of $(1,550,545) for the year ended June 30, 1995. Interest income increased 49.6% while interest expense increased 1.2% over the same period. Losses before reorganization items, minority interest and the extraordinary item were reduced 4.4% to a loss of $(1,995,006) for the year ended June 30, 1996, from a loss of $(2,085,919) for the year ended June 30, 1995.

          For the year ended June 30, 1996, the Company had net expenses from reorganization of $(32,449). For the year ended June 30, 1996, the Company reported minority interest in (income) of subsidiary of $(205,437) compared to a minority interest in losses of subsidiaries of $49,497 for the year ended June 30, 1995. For the year ended June 30, 1996, the Company reported an extraordinary gain on extinguishment of debt of $221,814.

          As a result of the foregoing, the Company reported a net loss for the twelve (12) months ended June 30, 1996 of ($2,011,078), a decrease of 1.2% from the loss for the year ended June 30, 1995 of $(2,036,422), which translates into a net loss per share of $(0.18) based on 11,106,706 weighted average shares outstanding for the year ended June 30, 1996 and a net loss per share of $(0.22), based on 9,156,894 weighted average shares outstanding for the year ended June 30, 1995.

          Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
          The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entities to measure compensation cost related to employee stock plans by either using the fair-value-based method or continuing to use the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB No. 25"). The effective date of the Statement is for years beginning after December 15, 1995. No material financial statement impact from the adoption of SFAS No. 123 is expected as the Company plans to continue to apply APB No. 25 for its employee stock plans. The Company has not yet determined when it will adopt SFAS No. 123.

          In 1996, the Company adopted SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. There was no material financial statement impact from the adoption of SFAS No. 121.

          In 1996, the Company also adopted the provisions of SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", which requires the Company to disclose estimated fair values of its financial instruments, for which it is practicable to estimate fair values, and SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN," which addresses the accounting by creditors for impairment of certain loans. There was no material financial impact from the adoption of these standards.


ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors;

          2.   Report of Prior Independent Auditors;

          3.   Audited Balance Sheet as of June 30, 1996;

          4.   Audited Statements of Operations as of June 30, 1996 and 1995;

          5. Audited Statements of Cash Flows for the years ended June 30, 1996 and 1995;

          6. Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 1996 and 1995;

          7.   Notes to Financial Statements.

          All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ---------------------------------------------------------------
          On May 29, 1996, the Company's Board of Directors approved a change in the Company's certifying accountant. The change was effective May 29, 1996.

          The independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Ernst & Young LLP ("E&Y"). None of E&Y's reports over the past two (2) years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope, or accounting principles. The reports over the past two (2) years did include going concern uncertainty paragraphs. There were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          The Company has retained the accounting firm of Gelfond Hochstadt Pangburn & Co. ("GHP") to serve as the Company's principal accountants to audit the Company's financial statements. This engagement was effective May 31, 1996. Prior to its engagement as the Company's principal independent accountant, GHP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                   PART III

          Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 1996.


                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------

          FINANCIAL STATEMENTS
          --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors;

          2.   Report of Prior Independent Auditors;

          3.   Audited Balance Sheet as of June 30, 1996;

          4.   Audited Statements of Operations as of June 30, 1996 and 1995;

          5. Audited Statements of Cash Flow for the years ended June 30, 1996 and 1995;

          6. Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 1996 and 1995; and

          7.   Notes to Financial Statements.


          EXHIBITS
          --------
          a. The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.               Title
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

*    10.12  Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.13  Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.14  Aruba Caribbean Resort and Casino Lease Agreement, dated
            January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.15  Aruba Gaming Permit issued to Dutch Hotel and Casino Development
            Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.16  Letter Agreement between Astraea Investment Management, L.P. and
            Global Casinos, Inc. dated May 11, 1994

*    10.17  Guaranty from Global Casinos, Inc. to Astraea Investment
            Management, L.P. dated May 19, 1994

*    10.18  Secured Convertible Promissory Note in favor of Global
            Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994

*    10.19  Registration Rights Agreement between Global Casinos,
            Inc. and Astraea Investment Management, L.P. dated
            May 11, 1994

*    10.20  Employment Agreement, dated July 1,1994 , between Global Casinos,
            Inc. and Peter Bloomquist

**   10.21  Letter of Agreement, dated September 16, 1994 between Astraea
            Management Services, L.P., Casinos U.S.A., Inc. and Global
            Casinos, Inc.

***  10.23  Letter of Agreement dated June 27, 1995, between Global Casinos,
            Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

*    23.1   Consent of Neuman & Cobb

*    23.2   Consent of Tanner + Co., Certified Public Accountants

*    23.3   Consent of Schumacher & Bruce, Inc., Certified Public Accountants

*    23.4   Consents of Angell & Deering, Certified Public Accountants for
            Casinos U.S.A., Inc., Lincoln Corporation and Woodbine Corporation

*    23.5   Consent of Ernst & Young, independent auditors
________________________________

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.


          REPORTS ON FORM 8-K
          -------------------
          The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1996.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1996 AND 1995

                         INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)  . .   F-

Report of Prior Independent Auditors (Ernst & Young, LLP)  . . . . . .   F-

Consolidated Balance Sheet - June 30, 1996 . . . . . . . . . . . . . .   F-

Consolidated Statements of Operations - For Year
Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .   F-

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1995 and 1995 . . . . . . . . . . . . . . . . . .   F-

Consolidated Statements of Cash Flows - For Year
Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .   F-

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-


                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1995 financial statements were audited by other auditors whose report dated October 6, 1995, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements and a subsidiary of the Company has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 2, 1996

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Global Casinos, Inc. and subsidiaries for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Global Casinos, Inc. and subsidiaries for the year ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements and foreclosure proceedings are pending on two of the Company's properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



ERNST & YOUNG LLP

Denver, Colorado
October 6, 1995

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1996



ASSETS
------
Current assets:
   Cash                                                  $    887,374
   Receivables, related parties                                23,511
   Accounts receivable, net of allowance for
      doubtful accounts of $4,000                              73,884
   Prepaid expenses and other                                  29,459
   Current portion of notes receivable                         53,734
                                                         -------------
Total current assets                                        1,067,962

Note and interest receivable, subject to
   cancellation due to Chapter 11 Bankruptcy                1,217,588

Land, buildings and equipment:
   Land                                                       531,715
   Buildings                                                3,913,510
   Equipment                                                1,998,414
                                                          ------------
                                                            6,443,639
   Accumulated depreciation                                (1,120,353)
                                                         -------------
Net land, buildings and equipment                           5,323,286

Other assets, net of amortization of $31,002                   62,841
Leasehold and contract rights, net of
   amortization of $714,124                                 2,414,276
Notes receivable, net of current portion
   including receivables in default                           501,659
                                                         -------------
Total assets                                             $ 10,587,612
                                                         ============

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1996



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, including related
      party payables of $143,245                         $    735,437
   Accrued expenses                                           784,817
   Accrued interest                                           231,775
   Notes payable, related parties                              52,158
   Current portion of long-term debt
      including debt in default                               998,021
   Mandatory redeemable convertible
      Class A preferred stock, in default                      88,500
                                                         -------------
Total current liabilities                                   2,890,708

Liabilities subject to compromise                           5,085,705
Long-term debt, less current portion                           52,266
                                                         -------------
Total liabilities                                           8,028,679
                                                         -------------
Minority interest                                              17,969
                                                         -------------

Commitments and Contingencies

Stockholders' equity:
   Class A preferred stock - Convertible nonvoting,
   $2 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 688,500 shares               1,251,361
   Common stock - $.005 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 12,834,190 shares               64,494
   Additional paid-in capital                               7,819,454
   Accumulated deficit                                     (6,594,345)
                                                         -------------
Total stockholders' equity                                  2,540,964
                                                         -------------
Total liabilities and stockholders' equity               $ 10,587,612
                                                         ============

                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 For Year Ended June 30,
                                              -----------------------------
                                                  1996           1995
                                              -------------  -------------
Revenues:
  Casino                                      $  7,315,497   $  7,059,714
  Food and beverage                                150,743        243,672
  Other                                             10,459              -
                                              -------------  -------------
                                                 7,476,699      7,303,386
                                              -------------  -------------
Expenses:
  Operating, general and
    administrative                               6,925,559       7,554,550
  Depreciation                                     459,815        616,188
  Amortization                                     366,300        366,302
  Impairment of gaming facility                  1,225,000        200,000
  Loss on foreign currency                               -        116,891
                                              -------------  -------------
                                                 8,976,674      8,853,931
                                              -------------  -------------
Loss from operations                            (1,499,975)    (1,550,545)
                                              -------------  -------------
Other income (expense):
  Interest income                                  144,952         96,854
  Interest expense                                (639,983)      (632,228)
                                              -------------  -------------
                                                  (495,031)      (535,374)
Loss before reorganization items,
  minority interest and
  extraordinary item                            (1,995,006)    (2,085,919)
                                              -------------  -------------
Reorganization items:
  Professional fees                                (32,449)             -
                                              -------------  -------------
Loss before minority interest
  and extraordinary item                        (2,027,455)    (2,085,919)

Minority interest in (income) loss
  of subsidiaries                                 (205,437)        49,497
                                              -------------  -------------
Loss before extraordinary item                  (2,232,892)    (2,036,422)

Extraordinary item:
  Gain on extinguishment of debt                   221,814              -
                                              -------------  -------------
Net loss                                      $ (2,011,078)  $ (2,036,422)
                                              =============  =============
Loss per share before
  extraordinary item                          $      (0.20)  $      (0.22)

Extraordinary item                                    0.02              -
                                              -------------  -------------
Net loss per share                            $      (0.18)  $      (0.22)
                                              =============  =============
Weighted average number
  of shares outstanding                         11,106,706      9,156,894
                                                ==========      =========

                            See accompanying notes.

                                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For Years Ended June 30, 1995 and 1996


                                Preferred Stock       Common Stock     Additional
                            ---------------------- -------------------   Paid-in    Accumulated
                             Shares      Amount      Shares    Amount    Capital      Deficit        Total
                            ---------  ----------   ---------  ------- ----------- ------------   ----------
Balances at July 1, 1994                           8,416,588   $42,408 $4,259,770  $(2,546,845)   $1,755,333

 Shares issued upon
   exercise of A warrants                            675,000    3,375      671,625                  675,000
 Shares issued upon
   exercise of B warrants                             65,000      325      129,675                  130,000
 Shares issued upon
   exercise of C warrants                             45,000      225       44,775                   45,000
 Shares issued upon
   exercise of D warrants                            193,625      968       95,844                   96,812
 Shares issued for cash                               32,500      163       24,837                   25,000
 Shares issued for services                           17,500       88       22,960                   23,048
 Shares issued in debt
   conversion                                        105,867      529      140,951                  141,480
 Preferred stock issued     1,233,000  $2,241,000                                                 2,241,000
 Loss for the year                                                                   (2,036,422) (2,036,422)
                            ---------  ---------- ----------   -------  ----------- ------------ -----------
Balances at June 30, 1995   1,233,000  $2,241,000  9,551,080   $48,081  $5,390,437  $(4,583,267) $3,096,251

 Shares issued upon
   exercise of D warrants                            281,250    1,406       139,233                 140,639
 Shares issued in debt
   conversions                                     1,853,865    9,268     1,219,236               1,228,504
 Shares issued for services                          180,000      900        85,748                  86,648
 Shares issued in con-
   version of preferred
   stock to common stock    (544,500)  $(989,639)    967,995     4,839      984,800
 Loss for the year                                                                  $(2,011,078) (2,011,078)
                            --------- ----------- ----------   -------  ----------- ------------ -----------
Balances at June 30, 1996    688,500  $1,251,361  12,834,190   $64,494  $7,819,454  $(6,594,345) $2,540,964
                             =======  ==========  ==========   =======  ==========  ============ ==========


                                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For Year Ended June 30,
                                              -----------------------------
                                                  1996           1995
                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                      $ (2,011,078)  $ (2,036,422)
From continuing operations:
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
     Gain from extinguishment of debt             (221,814)             -
     Amortization                                  366,300        366,302
     Depreciation                                  459,815        616,188
     Provision for uncollectible
       receivables                                 113,000              -
     Stock and warrants issued as
       compensation                                 86,648         23,048
     Impairment of gaming facility               1,225,000        200,000
     Minority interest                             205,437        (49,497)
     Changes in operating assets and
       liabilities:
         Receivables                              (105,012)       (70,465)
         Prepaid expenses and other                 (3,483)        52,874
         Accounts payable                           65,162        300,474
         Accrued expenses and interest             542,428        303,348
                                              -------------  -------------
Net cash provided by (used in) operating
  activities                                       722,403       (294,150)
                                              -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Other assets                                        14,985       (127,065)
Purchase of equipment                             (165,709)      (553,858)
Proceeds from sale of equipment                      3,410
Collections on notes receivable                     70,361        148,582
Distributions to minority interest                (187,968)        (9,500)
                                              -------------  -------------
Net cash used in investing activities             (264,921)      (541,841)
                                              -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on notes                       (267,743)      (403,555)
Borrowings against notes payable                                  215,500
Proceeds from issuance of common stock             140,639        971,812
Redemption of mandatory preferred stock             (8,000)             -
                                              -------------  -------------
Net cash provided by (used in)
  financing activities                            (135,104)       783,757
                                              -------------  -------------
Net increase (decrease) in cash                    322,378        (52,234)

Cash at beginning of year                          564,996        617,230
                                              -------------  -------------
Cash at end of year                           $    887,374   $    564,996
                                              ============   ============
Supplemental cash flow information:
  Cash paid for interest                      $     99,196   $    602,966
                                              ============   ============
/TABLE

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


Supplemental disclosure of non-cash investing and financing activities:

                                                 For Year Ended June 30,
                                              -----------------------------
                                                  1996           1995
                                              -------------   -----------
Debt converted to common stock:
  Mandatory redeemable preferred stock
    (Note 9)                                   $   250,000              -
  Accrued expenses, related parties
    (Note 10)                                      126,000              -
  Notes payable and accrued interest
    (Note 6)                                       852,504              -
  Accounts payable                                       -      $ 141,480
                                               ------------     ----------
                                               $ 1,228,504      $ 141,480
                                               ===========      =========
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino Las Vegas
  in exchange for the Company's interest
  in Casino Lazurnaya (Note 2):
    Assets and liabilities exchanged:
       Accounts receivable                     $   (55,753)             -
       Equipment, net                             (515,262)             -
       Leasehold and contract rights              (516,832)             -
       Accrued expenses                             17,388              -
    Assets acquired and liability released:
       Note receivable                             200,000              -
       Accounts payable                             45,459              -
       Leasehold and contract rights               825,000              -
                                               ------------
                                               $         -              -
                                               ============
Extinguishment of debt (Note 6):
  Liabilities released:
    Capital lease obligation                       198,778              -
    Note payable                                    38,129              -
    Accounts payable                                20,000              -
  Assets relinquished:
    Equipment, net                                 (35,093)             -
                                               ------------
  Extraordinary gain                           $   221,814              -
                                               ===========
Property foreclosure (Note 4):
  Liabilities released:
  Notes payable                                $   759,532              -
  Accounts payable and
  accrued expenses                                  91,789              -

  Assets relinquished:
  Land and building, net                          (836,874)             -
  Miscellaneous current assets                     (14,447)             -
                                               ------------
                                               $         -              -
                                               ============

                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND MANAGEMENT'S PLANS
     --------------------------------------------
     The accompanying financial statements have been prepared assuming that Global Casinos, Inc. (the "Company") will continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     Management is currently in the process of renegotiating its current debts in order to extend the maturities, and Casinos U.S.A., Inc., a wholly-owned subsidiary, has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to prevent the foreclosure of its Bull Durham property (SEE NOTE 3). Management believes that between anticipated improvements in casino operations and debt restructuring, it will have the necessary capital to continue operations.

     ORGANIZATION AND CONSOLIDATION
     ------------------------------
     Global Casinos, Inc., a Utah corporation, develops and operates gaming casinos domestically and internationally. At June 30, 1996, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

          CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

          GLOBAL CASINOS INTERNATIONAL, INC. ("Global International"), a Delaware corporation, which through July 15, 1995, owned an 80% interest in an International Joint Venture ("IJV") which held certain rights to develop and operate gaming casinos in several international locations. Through the IJV, the Company opened Casino Lazurnaya in Sochi, Russia and Casino Las Vegas in Bishkek, Kyrgyzstan. Effective July 15, 1995, the Company exchanged its interest in Global International and Casino Lazurnaya for an additional interest in BPJ and the Casino Las Vegas. Through this transaction, the Company now owns 100% of BPJ and a 61% profits interest in the Casino Las Vegas (SEE
          NOTE 2).

          COLORADO GAMING PROPERTIES, INC. ("CGP"), a Colorado corporation, which through June, 1996, owned two non-operating real estate properties, the Nitro Club and Gas Light properties located in Central City, Colorado (SEE NOTE 4).

          LINCOLN CORPORATION ("Lincoln"), a South Dakota corporation, which operated the Last Chance Saloon ("Last Chance") in Deadwood, South Dakota under a lease agreement. Last Chance was closed effective May 31, 1994, and the lease agreement was terminated.

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota. Lillie's was closed effective June 30, 1995.

     USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
     ---------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     RECLASSIFICATIONS
     -----------------
     Certain amounts reported in the 1995 financial statements have been reclassified to conform to classifications in the 1996 financial statements.

     CASH
     ----
     Cash consists of demand deposits and vault cash used in casino operations.

     CASINO REVENUES
     ---------------
     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

     PROMOTIONAL ALLOWANCES
     ----------------------
     Food and beverage revenue does not include the retail amount of food and beverage provided gratuitously to customers which was $105,032 and $145,230 in 1995 and 1996. The cost of food and beverages provided on a complimentary basis to customers and other promotional allowances are charged to operating expenses. The cost for such items was $400,966 and $409,228 for the years ended June 30, 1995 and 1996.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------
     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entities to measure compensation cost related to employee stock plans by either using the fair-value-based method or continuing to use the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB No. 25"). The effective date of the Statement is for years beginning after December 15, 1995. No material financial statement impact from the adoption of SFAS No. 123 is expected as the Company plans to continue to apply APB No. 25 for its employee stock plans.
The Company has not yet determined when it will adopt SFAS No. 123.

     In 1996, the Company adopted SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires an entity to measure an impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no material financial statement impact from the adoption of SFAS No. 121, as prior to the adoption of SFAS No. 121, the Company assessed and measured impairment based on management's estimates considering expected future cash flows of the related assets, and for real property based on actual sales and listed sales of comparable real estate in the area.

     In 1996, the Company adopted SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN". SFAS No. 114 establishes accounting standards which address the accounting by creditors for impairment of certain loans. SFAS No. 114 requires that impaired loans that are within the scope of the standard be measured based on the present value of expected, discounted future cash flows. There was no material financial statement impact from the adoption of SFAS No. 114, as prior to the adoption of SFAS No. 114, the Company assessed and measured impairment based on management's estimates, considering expected future cash flows and assessments by management of the borrowers' financial condition and the underlying values of collateral.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     In 1996, the Company adopted the provisions of SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", which requires the Company to disclose estimated fair values of its financial instruments, for which it is practicable to estimate fair values. The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The carrying values of long-term notes receivable approximate fair values because interest on these notes is similar to returns management believes are currently available to the Company for instruments with similar risks. Management is not able to practicably estimate the fair value of the note and interest receivable subject to cancellation due to Chapter 11 Bankruptcy and liabilities subject to compromise, as Casinos U.S.A. is currently in a reorganization proceeding under Chapter 11 and a Plan of Reorganization has not yet been confirmed (SEE NOTE 3).

     LEASEHOLD AND CONTRACT RIGHTS
     -----------------------------
     Leasehold and contract rights represent the excess of the purchase price over the net assets of the acquired investments in the Casino Las Vegas and Casino Masquerade. These costs are amortized over the ten-year term of the agreements. The Company annually assesses the carrying value of its leasehold and contact rights as discussed below.

     LAND, BUILDINGS AND EQUIPMENT
     -----------------------------
     Land, buildings and equipment, which include equipment under capital leases, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms. Buildings are depreciated over 31 years and equipment is depreciated over five to seven years. The Company's assets held under capital leases consist of certain gaming and office equipment with an aggregate cost and accumulated depreciation of $655,145 and $388,200, respectively.

     The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment and leasehold and contract rights. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values.

     At June 30, 1995, management's assessment of non-operating real property located in Central City, Colorado, indicated that its carrying value of $2,300,000 had been impaired. Management's assessment included an evaluation of actual and listed sales of comparable real estate in the area. As a result, the carrying value of these assets was reduced by $200,000. At June 30, 1996, management's assessment of this property included an evaluation of certain events and circumstances occurring during the current year which indicated that the property had become further impaired. These events and circumstances included a continuing decline in actual and listed sales prices of comparable real estate in the area, a general decline during the year in gaming revenues related to similar gaming properties, the Company's inability to refinance certain debt secured by these properties, and the creditors initiating foreclosure proceedings in the third quarter. Based on these factors, management determined that the fair value of the properties approximated the related debt secured by these assets, and the Company recognized an impairment loss of approximately $1,225,000.

     Based on its annual review, the Company does not believe that any impairments have occurred on its other land, buildings, equipment and leasehold and contract rights.

     INCOME TAXES
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

     LOSS PER SHARE
     --------------
     Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year, including common stock equivalents resulting from dilutive stock options and warrants. Because of the Company's net loss, these equivalents are antidilutive.

     FOREIGN CURRENCY TRANSACTIONS
     -----------------------------
     Gaming operations in Kyrgyzstan and Aruba are primarily conducted in U.S. dollars. As a result, the U.S. dollar is considered the functional currency for these operations. Payments for payroll and certain other expenses are made in the local currency. The loss on foreign currency transactions for the year ended June 30, 1995, related primarily to the operations of the Casino Lazurnaya, which is no longer owned or operated by the Company. Gains and losses from foreign currency transactions are included in determining net earnings and were immaterial for the year ended June 30, 1996.

     RISK CONSIDERATIONS
     -------------------
     Casino Las Vegas and Casino Masquerade (the "Casinos") are located in Kyrgyzstan and Aruba, respectively; therefore, they are subject to special considerations and significant risks not typically associated with investments in North American companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency matters, and are described further in the following paragraphs:

     a.   POLITICAL ENVIRONMENT
          ---------------------
          The Casinos' results may be adversely affected by changes in the political and social conditions in Kyrgyzstan and Aruba and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. While the Kyrgyzstanian government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in leadership in Kyrgyzstan could lead to changes in economic policy. The political environment in Aruba has been stable for a sustained period of time. As a result, the Company does not anticipate significant risks related to Aruba in the immediate future.

     b.   ECONOMIC ENVIRONMENT
          --------------------
          The economies in Kyrgyzstan and Aruba differ significantly from the economy in the United States in many respects, including their structures, levels of development and capital reinvestment, growth rates, government involvement, resource allocation, self-sufficiency, rates of inflation and balance of payments positions.

          In Kyrgyzstan, the adoption of economic reform policies since 1991 has resulted in a significant reduction in the role of state economic plans in the allocation of resources, pricing and management of such assets, and increased emphasis on the utilization of market forces and growth in Kyrgyzstan's economy. However, such growth has been uneven among various regions of the country and among various sectors of the economy. The economic environment in Aruba has remained stable for a sustained period of time.

     c.   LEGAL ENVIRONMENT
          -----------------
          Ownership and operation of casinos in Kyrgyzstan and Aruba are extensively regulated by local authorities. Each jurisdiction maintains its separate regulatory environment which requires various licenses, approvals and certificates to operate in these jurisdictions. In Kyrgyzstan, considerable progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. This has enhanced the protection afforded to foreign investors. However, experience with respect to the implementation, interpretation and enforcement of such laws is limited. As the Kyrgyzstan legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company.

     d.   FOREIGN CURRENCY MATTERS
          ------------------------
          The Company is currently able to remit funds from its operations in Kyrgyzstan and Aruba to the U.S., to meet certain intercompany obligations, without significant local government approvals, restrictions or taxation. However, the remittance of funds to the U.S. for other means (including profit distribution) would be subject to certain restrictions and taxation. Changes in the local legal and economic environments may adversely affect the remittance of funds from the Casinos to the U.S.


2.   ACQUISITION OF ADDITIONAL CASINO INTERESTS
     ------------------------------------------
     Effective July 15, 1995, the Company exchanged its 80% interest in Casino Lazurnaya, valued at approximately $1,070,000 for (a) the remaining one-third interest in BPJ, (b) an additional 12.2% interest in Casino Las Vegas, and (c) a $200,000 promissory note receivable from a third party and release of approximately $45,000 due to the third party. The acquisitions resulted in an increase in leasehold and contract rights of $825,000, which is being amortized over the terms of the existing agreements.

     The acquisitions of the additional interests have been accounted for as purchases; and accordingly, the results of operations have been included in the consolidated statements of operations from the date of the transaction. The unaudited results of operations on a pro forma basis as though the acquisition of the additional interests had occurred as of July 1, 1994 and 1995 are as follows:

                                          1996               1995
                                      ------------        -----------
     Revenues                         $ 7,452,000        $ 5,744,000
     Loss before extraordinary item    (2,226,000)        (1,969,000)
     Net loss                          (2,004,000)        (1,969,000)
     Loss per share:
       Loss before extraordinary item     (.20)               (.22)
       Net loss                           (.18)               (.22)


     As a result of the transaction, effective July 15, 1995, the Company has a 100% interest in BPJ and a 61% interest in Casino Las Vegas.

3.   BANKRUPTCY OF CASINOS U.S.A.
     ----------------------------
     Casinos U.S.A. ("Debtor") is in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. Under Chapter 11, claims against the Debtor in existence prior to the Chapter 11 filing of the petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. On September 4, 1996, the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company anticipates Court approval of its Disclosure Statement in October 1996. Once the Disclosure Statement has been approved, the Court will set a hearing date for confirmation of the Company's proposed Plan of Reorganization.

     The Plan of Reorganization as currently proposed calls for secured real estate debt to be reduced from $4,064,720 to $2,120,000, after the cancellation of a $1,107,896 note receivable due from one of the mortgage holders (SEE
NOTE 5). The $2,120,000 will be comprised of a first mortgage of $1,012,874 bearing interest at 7% and a second mortgage of $1,107,126 bearing interest at 9.2%. The mortgages shall be amortized over 30 years with balloon payments due seven years after plan confirmation. Secured equipment debt is $403,976 and the plan as currently proposed calls for it to be reduced to $233,200, payable at the interest rate of 10% with 35 monthly payments of $6,000 and one balloon payment of unpaid principal and interest.

     The Debtor currently has $617,009 of unsecured debt. The plan calls for unsecured debt to be reduced to $361,900, with a payment of $227,000 upon confirmation of the plan and the remainder to be paid in the form of notes over seven years with no interest.

     If the current Plan of Reorganization is approved and confirmed without significant revision, the Company would recognize an extraordinary gain on the extinguishment of debt of approximately $1,300,000. However, until the Plan of Reorganization is approved and confirmed, there is no assurance that the Company will be able to recognize such a gain.

     In August, 1996, the Debtor determined that there was insufficient collateral to cover the interest portion of scheduled payments on pre-petition debt obligations. This determination was based on the Company's evaluation of the future operations of the property and an independent appraisal of the property in connection with preparing the Plan of Reorganization. Contractual and recorded interest on the Casinos U.S.A. obligations amounted to $350,624 and $477,489 for the years ended June 30, 1995 and June 30, 1996, respectively. Beginning in August 1996, the Company discontinued recording interest expense on the Casinos U.S.A. obligations in excess of the amounts expected to be paid under the Plan of Reorganization.

     Condensed financial information for Casinos U.S.A. is as follows:

                                                     June 30, 1996
                                                     -------------
BALANCE SHEET INFORMATION:

Current assets                                       $   459,363
Net land, buildings and equipment                      4,048,618
Note and interest receivable, subject to
  cancellation                                         1,217,588
Intercompany receivables                                 212,063
                                                     ------------
Total assets                                         $ 5,937,632
                                                     ===========
Accrued expenses, not subject to
  compromise, all current                                 50,884
Liabilities subject to compromise:
  Secured claims                                       4,941,248
Unsecured priority and non-priority claims               144,457
Intercompany liabilities                               1,368,148
                                                     ------------
Total liabilities                                      6,504,737

Shareholder's deficit                                   (567,105)
                                                     ------------
                                                     $ 5,937,632
                                                     ===========


                                       Year ended         Year ended
                                      June 30, 1996      June 30, 1995
                                      -------------      -------------
OPERATING INFORMATION:

Revenues                              $ 1,958,349         $ 1,648,093
Operating expenses                      1,712,996           1,563,772
                                      ------------        ------------
Income from operations                    245,353              84,321
Interest income                            96,781              80,813
Interest expense                         (477,489)           (350,624)
Reorganization items                      (32,449)                  -
                                      ------------        ------------
Net Loss                              $  (167,804)        $  (185,490)
                                      ============        ============

Liabilities subject to compromise consist of the following:

Mortgages payable to individuals, interest rates
  ranging from 7% to 10%, principal and interest
  payments payable monthly with maturities from
  1996 to 2001; the notes are collateralized by
  deeds of trust on real estate; in default               $ 3,257,170

Notes to a partnership, interest at 15%; secured
  by a first deed of trust on real estate,
  originally due October 1994; in default                     672,550

Notes bearing interest at 30%, collateralized by a
  second deed of trust on real estate.  The
  collateral of the notes are due 1999, in default            110,000

Notes bearing interest at 7%, collateralized by
  assignment of deed of trust on real estate,
  notes are due 1999, in default                               25,000

Capital lease obligations in default                          403,976

Other liabilities subject to compromise
  consisting primarily of interest,accounts
  payable and accrued expenses, of which
  $144,457 are unsecured                                      617,009
                                                          ------------
                                                          $ 5,085,705
                                                          ============

4.   COLORADO GAMING PROPERTIES FORECLOSURE
     --------------------------------------
     In March 1996, creditors of Colorado Gaming Properties, which held notes secured by the Nitro Club and Gas Light properties located in Central City, Colorado, commenced foreclosure proceedings on these properties. The Company was unsuccessful in its attempts to renegotiate the terms of the debt, and the statutory periods within which the Company had the right to redeem the Nitro Club and Gas Light out of foreclosure expired in June 1996. As a result, the foreclosure sales occurred in June 1996. The carrying value of the assets foreclosed upon of approximately $851,000, after recognition of a $1,225,000 impairment loss as discussed in Note 1, approximated the carrying value of the debt extinguished.

5.   NOTES RECEIVABLE
     ----------------
     At June 30, 1996, the Company has a note receivable, subject to cancellation due to Chapter 11 Bankruptcy. The original terms and balance at year-end are as follows:

7% note receivable secured by a first
  deed of trust on gaming real estate,
  monthly principal and interest payments
  of $8,993 until June 21, 1999, at which
  time the unpaid balance is due in full;
  through agreements between the parties,
  the maker of the note renders payments
  to third parties on behalf of the Company;
  in default and subject to cancellation due
  to Chapter 11 Bankruptcy                                $ 1,107,896
                                                          ===========


At June 30, 1996, other notes receivable consist of the following:

6.5% secured note receivable, monthly interest
  and principal payments of $6,569 until
  January 2009, at which time the unpaid
  balance is due; the note is secured
  by a deed of trust on real property,
  fixtures and improvements                               $   410,393

Non-interest bearing secured note, due
  December 1995, in default; the note
  is secured by 200,000 shares of the
  Company's common stock                                      200,000

  Allowance for doubtful receivables                          (55,000)
                                                          ------------
                                                              555,393

Less current portion                                          (53,734)
                                                          ------------
                                                          $   501,659
                                                          ===========

     The allowance for doubtful receivables is maintained at estimated amounts necessary to cover losses on receivables based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the year ended June 30, 1996, the Company established the allowance for doubtful receivables of $55,000. Management also periodically evaluates receivable balances to determine if impairments are evident based on available information and events.

6.   LONG-TERM DEBT
     --------------
     At June 30, 1996, long-term debt consists of the following:

Unsecured payables to third parties, interest
  at 10%, originally due in 1993, in default              $   125,000

Mortgage payable to a third party, collateralized
  by real estate, interest at 10%, semiannual
  payments with maturity in 2000                               66,554

Unsecured loans to a third party, interest at 15%,
  originally due in 1994, in default                          108,733

Secured convertible note, interest at 9%, payments
  of interest only due quarterly; principal and
  unpaid interest due May 1999; the note is
  collateralized by a profits-interest in the
  Bull Durham, and is convertible in whole or in
  part at the option of the holder at any time
  prior to its maturity to common stock at a
  conversion price of $3.00 per share, in default             750,000
                                                          ------------
                                                            1,050,287

Less current portion, including debt in default              (998,021)
                                                          ------------
                                                          $    52,266
                                                          ===========


Scheduled maturities of long-term debt are as follows:

                       Year ending
                         June 30
                       -----------
          1997         $  998,021
          1998            15,752
          1999            17,367
          2000            19,147
                     -----------
          Total      $ 1,050,287
                      ==========

     In 1996, the Company entered into various agreements, which resulted in the extinguishment of certain debt in exchange for assets securing the debt or for accelerated payments on the debt. The transactions resulted in an extraordinary gain from debt extinguishment of $221,814.

     Effective December 13, 1995, the Company purchased promissory notes held by creditors of Casinos U.S.A. with principal and interest owing of $597,500 and $255,004, respectively. The promissory notes were secured by a collateral assignment against the Bull Durham. In consideration of the assignment of the notes and collateral security, the Company issued to the Casinos U.S.A. note holders an aggregate of 1,249,605 shares of common stock, valued at $0.75 per share.

7.   INCOME TAXES
     ------------
     The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled. BPJ is subject to Aruban tax provisions which provide for utilization of prior years cumulative net operating losses to offset current and future taxable income. At June 30, 1996, the Company has net operating loss carryforwards related to its Aruban operations of approximately $700,000, which have no expiration date.

     Under the Foreign Investment Act of Kyrgyzstan, qualified joint ventures are exempt from income tax for a two-year period, beginning in the first year of operations. Thereafter, income is subject to tax. The two-year tax exempt period expires in 1998.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at June 30, 1996, are as follows:

Deferred tax assets:

Compensated absences and other
 reserves                                      $    33,000
Net operating loss carryforwards                 2,675,000
                                               ------------
Total gross deferred tax assets                  2,708,000

Valuation allowance                             (2,708,000)
                                               ------------
Net deferred tax assets                        $         -
                                               ============

     The valuation allowance increased by $838,000 during the year. The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

                                            1996         1995
                                           ------       ------
Statutory federal income tax rate            34%           34%
Effect of net operating loss not utilized   (34)          (34)
                                          ------        ------
                                             - %           - %
                                          ======        ======

     At June 30, 1996, the Company has available domestic net operating loss carryforwards of approximately $8,123,000 expiring in years 2008 through 2011 as follows:


                   Year          Operating Loss
                   ----          --------------
                   2008            1,455,000
                   2009            2,707,000
                   2010            1,793,000
                   2011            2,168,000
                                 -----------
                                  $8,123,000
                                 ===========

     Of these losses, $1,455,000 is attributable to Casinos U.S.A. and can only be used to offset future taxable income of Casinos U.S.A. Additionally, Casinos U.S.A. net operating loss carryforwards may be subject to further limitations imposed as a result of the change in ownership resulting from the acquisition.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASES
     ----------------
     The Company leases the Casino Masquerade facility under an operating lease that expires in December, 2002, with an option to renew for 10 years. Until December, 1995, rent expense was based solely upon a percentage of casino win, adjusted for certain gaming taxes and license fees. Rental expense under this agreement was $293,439 for the year ended June 30, 1995. In December, 1995, the Company reached an agreement to modify the terms of the lease whereby beginning January 1, 1996, rent expense is calculated as $400,000 per year plus 15% of the adjusted, annual casino win over $4,000,000. Rent expense for the year ended June 30, 1996 was $370,558.

     The Company leases the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. The Company pays 39% of the net casino profits, as defined, to the JVP until the Company has recouped its original investment plus interest, at which time the Company will pay 50% of the net casino profits to the JVP. In addition, the Company has an agreement with an unrelated entity whereby after the Company has received $500,000 in profits, it shall pay 10% of its share of the net profits to this entity.

     During the year ended June 30, 1995, the Company entered into a noncancelable operating lease for corporate office space expiring in September, 1999, as well as various operating leases for equipment. Lease expense was $17,632 and $41,088 for the years ended June 30, 1995 and 1996, respectively.

     Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following (exclusive of contingent rentals):

                   1997         $   445,084
                   1998             441,088
                   1999             410,272
                   2000             400,000
                   2001             400,000
                   Thereafter       200,000
                                ------------
                                $ 2,296,444
                                ===========


     SEC MATTER
     ----------
     During 1995 and 1996, the Company and various officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation initiated by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of June 30, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. Management is unable to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.

     ARUBAN CONTROLLER COSTS
     -----------------------
     The Aruban government provides "Government Controllers" for each gaming property operating in the country. The Aruban government recoups the expenses of these controllers through a charge per square meter of casino space. The Casino Masquerade and other Aruban casinos are disputing the charges. The Company has paid all government controller costs it believes are due through December 31, 1994. It has accrued controller costs through June 30, 1996 at the same rate paid as of December 31, 1994. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The difference in the rate charged by the government and accrued by the Company is approximately $113,000.

9.   STOCKHOLDERS' EQUITY
     --------------------

     MANDATORY REDEEMABLE PREFERRED STOCK
     ------------------------------------
     In June 1994, the Company issued 1,406,250 units comprised of one share of Series A Redeemable Convertible Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D Common Stock Purchase Warrant with an exercise price of $3.00 per share. The redemption price of $2.00 per share is subject to adjustment for certain events such as splits and dividends. Holders of the Redeemable Convertible Preferred Stock have the option to convert each share of the preferred stock into one share of the Company's Common Stock. On May 31, 1995, holders of 1,233,000 shares of the Company's Series A Preferred Stock agreed to waive the mandatory redemption in consideration of a lower conversion price, from $2,00 to $1.125 per share, approximately 1.778 shares of common stock for each share of preferred stock, and a reduction in the exercise price of 616,500 D Warrants from $3.00 per share to $.50 per share, if exercised on or before June 30, 1995, and $1.75 per share, if exercised after June 30, 1995.

     The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. In June, 1996, the holder of 125,000 shares of Mandatory Redeemable Preferred Stock in default agreed to convert the preferred shares into Common Stock at a conversion of $1.125 per share; provided, however, that the Company issue additional shares of Common Stock to reduce the conversion price to $1.00 per share depending upon the public trading price of the Common Stock over a 90-day period, and provided that the holder waive all interest accrued and accept no reduction in the exercise price of D Warrants. At
June 30, 1996, 44,250 shares of Redeemable Convertible Preferred Stock remain outstanding, and the Company remains in default on its mandatory redemption obligation.

     WARRANTS
     --------
     The Company's Class A, B and C warrants expired on December 31, 1995. At June 30, 1996, the Company has outstanding 141,625 Class D warrants, exercisable at $1.75 per share, and 86,625 Class D warrants exercisable at $3.00 per share. During 1995 and 1996, 193,625 and 281,250 D Warrants, respectively, were exercised at $0.50. The Class D warrants expire in May 1997. Prior to 1995, the Company issued to an underwriter a warrant to purchase 28,125 units at an exercise price of $2.40 per unit. This warrant expires in April 1999.

10.  RELATED PARTIES
     ---------------
     At June 30, 1996, the Company had receivables from employees and officers of $23,511 and unsecured 12% notes payable to officers, shareholders and directors of $52,158, due on demand. In 1995, the Company owed directors and officers $115,000 plus accrued interest, which was exchanged for common stock of the Company at $0.75 per share. As of and for the year ended June 30, 1996, the Company incurred legal fees of $64,120, and has accrued $132,557 to firms of which certain directors of the Company are employed. During 1996, the Company converted $126,000 of accrued salaries due to officers and directors of the Company into common stock valued at $0.50 per share.

     In consideration of services performed by certain employees, officers and directors of the Company during 1995 and 1996, the Company issued 17,500 and 180,000 shares of common stock and recorded compensation expense of $23,048 and $86,648 for the years ended June 30, 1995 and 1996, respectively, based on the market price of the Company's common stock on the dates of issuance.

11.  STOCK INCENTIVE PLAN
     --------------------
     The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. In October, 1995, the Company granted 810,000 options to purchase common stock at a weighted average exercise price of $0.50 per share, of which 380,000 are subject to future vesting requirements. In October, 1995, the Company granted 900,000 options to be divided among four of its directors, which entitle the directors to purchase common stock at a weighted average exercise price of $0.50 per share. Of the 900,000 options, 600,000 are subject to future vesting requirements. The options expire five years from the date of grant.

12.  FOREIGN AND DOMESTIC OPERATIONS
     -------------------------------
     The Company owns, operates, and develops domestic and international casino projects in several geographical areas. The following table sets forth financial information for the Company's foreign and domestic segments as of and for the years ended June 30, 1995 and 1996:


                             Kyrgyzstan    Russia *         Aruba        Domestic         Total
                             ----------   -----------    -----------   ------------   ------------
1995
----
Net revenue                  $  358,531   $1,559,332     $3,452,052    $ 1,933,471    $ 7,303,386
Depreciation                     50,150      133,130        137,208        295,700        616,188
Amortization                      3,000       16,900         67,500        278,902        366,302
Income (loss) from
  operations                     36,816      (59,118)       (25,246)    (1,502,997)    (1,550,545)
Identifiable assets             333,431    1,267,224      1,754,199      9,981,849     13,336,703
Capital expenditures             33,885       37,662        402,557         79,754        553,858

1996
----
Net revenue                   1,033,123       24,485      4,458,640      1,960,451      7,476,699
Depreciation                     59,675                     158,140        242,000        459,815
Amortization                      3,000                      67,500        295,800        366,300
Income (loss) from
  operations                    402,832       (6,639)       504,530     (2,400,698)    (1,499,975)
Identifiable assets             293,010                   1,804,676      8,489,926     10,587,612
Capital expenditures             12,858                     117,190         35,661        165,709


* The Casino Lazurnaya operations ceased, effective July 15, 1995.



13.  SUBSEQUENT EVENTS
     -----------------
     In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more "Web sites" on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. On July 24, 1996, Global Internet entered into a Web Site Development and Maintenance Agreement (the "Agreement") with DDB Needham Interactive Communications ("DDB"). The Agreement calls for Global Internet to pay DDB $1,300,000 over the initial Web-site development phase, which is expected to begin in October 1996, and last nine months. Due to regulatory concerns with its domestic license, the Company anticipates distributing the majority of the Global Internet shares to shareholders of Global Casinos, Inc.

     On August 1, 1996, the Company entered into a month-to-month Management and Lease Agreement for a casino project on the Caribbean resort island of St. Maarten. The agreement calls for monthly lease payments of $15,000 until a formal lease agreement is finalized, at which time, the monthly lease payments will increase to $30,000. The Company will manage and lease the casino property on a month-to-month basis until a formal management and lease agreement and asset purchase agreement have been executed. Execution of these agreements are contingent upon the casino's lessor providing the Company with the casino equipment free and clear of any liens, and government authorities granting a gaming license to the Company. In order to fund this project, the Company borrowed $165,000 from an affiliate, which the Company used to establish the casino's bankroll.

     In connection with the foregoing projects, the Company is attempting to raise $600,000 through an offering of 600 Units ("Units"), each Unit consisting of one (1) eight percent (8%) $1,000 Convertible Promissory Note ("Promissory Note"), 2,000 Class E Common Stock Purchase Warrants ("E Warrants"), 2,000 Class F Common Stock Purchase Warrants ("F Warrants"), and 2,000 Class G Common Stock Purchase Warrants ("G Warrants"). The Promissory Note is convertible to common stock at $0.50 per $1.00 loaned. The Class E Warrants, F Warrants and G Warrants are exercisable at $0.60, $0.70 and $0.80, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL CASINOS, INC.



Date:     10/15/96                 By:   /s/ Stephen G. Calandrella
      ----------------                   -----------------------------
                                         Stephen G. Calandrella
                                         Interim Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Position              Date
---------                               --------              ----

/s/ William P. Martindale         Chairman of the Board     10/15/96
---------------------------                                 --------
William P. Martindale



/s/ Stephen G. Calandrella      Interim Chief Executive     10/15/96
----------------------------        Officer, Director       --------
Stephen G. Calandrella



/s/ Gerald Jacobs                       Director            10/15/96
---------------------------                                 --------
Gerald Jacobs



/s/ Pete Bloomquist             Chief Financial Officer,    10/15/96
---------------------------         Chief Accounting        --------
Pete Bloomquist                          Officer