Form 10QSB
period 1996-09-30
GLOBAL CASINOS INC
filed 1996-11-18
CIK 727346

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the transition period from               to
                                      ----------       ----------
                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
                             --------------------
       (Exact Name of Small Business Issuer as specified in its Charter)

      Utah                                               84-0340206
      ----                                               ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

       1777 South Harrison Street, The Skydeck, Denver, Colorado  80210
       ----------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (303) 756-3777
                                --------------
                          (Issuer's telephone number)
              --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   --
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes         No
                                                       -----      -----

As of October 24, 1996, 13,062,635 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format   Yes / /    No /X/

                                     INDEX

PART 1.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Balance Sheet at September 30, 1996 (unaudited) and June 30, 1996

            Statement of Operations for the Three Months Ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)


            Statement of Cash Flow for the Three Months Ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)

            Notes to Unaudited Financial STATEMENTS

   Item 2.  Management's Discussion and Analysis

PART II.  OTHER INFORMATION:  AMENDED AND RESTATED

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Default Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying Balance Sheet at September 30, 1996, Statement of Operations for the Three Months Ended September 30, 1996 and September 30, 1995, and Statement of Cash Flows for the Three Months Ended September 30, 1996 and September 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                              SEPTEMBER 30, 1996

                                          September 30,      June 30,
                                               1996           1996
                                           (unaudited)
                                          -------------     ---------
ASSETS
Current assets:
  Cash                                     $ 1,119,885    $   887,374
  Receivables, related parties                  23,456         23,511
  Accounts receivable, net of
    allowance for doubtful
    accounts of $5,500 at
    September 30, 1996 and $4,000
    at June 30, 1996                            74,906         73,884
  Prepaid expenses and other                    54,814         29,459
  Current portion of notes receivable           53,734         53,734
                                            ----------      ---------
Total current assets                         1,326,795      1,067,962

Note and interest receivable, subject to
  cancellation due to Chapter 11 Bankruptcy  1,217,588      1,217,588

Land, buildings and equipment:
  Land                                         531,715        531,715
  Buildings                                  3,913,510      3,913,510
  Equipment                                  2,043,348      1,998,414
                                            ----------     ----------
                                             6,488,573      6,443,639
  Accumulated depreciation                  (1,237,319)    (1,120,353)
                                            -----------    -----------
Net land, buildings and equipment            5,251,254      5,323,286

Other assets, net of amortization of
  $31,752 at September 30, 1996 and
  $31,002 at June 30, 1996                      95,603         62,841
Leasehold and contract rights, net of
  amortization of $804,949 at September 30,
  1996 and $714,124 at June 30, 1996         2,323,451      2,414,276
Notes receivable, net of current portion,
  including receivables in default             488,550        501,659
                                           -----------    -----------

Total assets                               $10,703,241    $10,587,612
                                           ===========    ===========


                                         September 30,       June 30,
                                              1996            1996
                                          (unaudited)
                                         -------------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, includes related
    party payables of $14,023 at
    September 30, 1996 and $143,245
    at June 30, 1996                       $   580,099    $   735,437
  Accrued expenses                           1,029,683        784,817
  Accrued interest                             304,497        231,775
  Notes payable, related parties               222,158         52,158
  Current portion of long-term debt
    including debt in default                  998,021        998,021
  Mandatory redeemable convertible
    Class A preferred stock, in default         53,500         88,500
                                            ----------     ----------
Total current liabilities                    3,187,958      2,890,708

Liabilities subject to compromise            5,085,705      5,085,705
Long-term debt, less current portion            45,296         52,266
                                            ----------     ----------
Total liabilities                            8,318,959      8,028,679
                                            ----------     ----------
Minority interest                               48,514         17,969
                                            ----------     ----------
Commitments and Contingencies

Stockholders' equity:
  Class A preferred stock - Convertible
  nonvoting, $2 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 681,000 shares
      at September 30, 1996, and 688,500
      shares at June 30, 1996               1,237,730       1,251,361
  Common stock - $.005 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding - 13,062,635
      shares at September 30, 1996, and
      12,834,190 shares at June 30, 1996        65,638         64,494
  Additional paid-in capital                 7,944,220      7,819,454
  Accumulated deficit                       (6,911,820)    (6,594,345)
                                           -----------    -----------
Total stockholders' equity                   2,335,768      2,540,964
                                           -----------    -----------
Total liabilities and stockholders'
  equity                                   $10,703,241    $10,587,612
                                           ===========    ===========

See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months Ended September 30,
                                           1996            1995
                                        (unaudited)     (unaudited)
                                        -----------     -----------
Revenues:
  Casino                                 $1,707,811     $1,643,912
  Food and beverage                          89,201         57,913
  Other                                      28,328          4,596
                                         ----------     ----------
                                          1,825,340      1,706,421
                                          ---------     ----------
Expenses:
  Operating, general and
    administrative                        1,788,836      1,571,812
  Depreciation                              116,966        106,370
  Amortization                               91,575         85,565
                                         ----------     ----------
                                          1,997,377      1,763,747
                                         ----------     ----------
Loss from operations                       (172,037)       (57,326)
                                         ----------     ----------
Other income (expense):
  Interest income                             6,598         28,655
  Interest expense (contractual
    interest of $125,962 (1996)
    and $157,905 (1995))                    (93,899)      (157,905)
                                         ----------     ----------
                                            (87,301)      (129,250)
                                         ----------     ----------
Loss before reorganization items
  and minority interest                    (259,338)      (186,576)

Reorganization items:
  Interest earned on accumulated cash
    resulting from Chapter 11
    proceedings                               2,936             -
  Professional fees                          (6,200)            -
                                         ----------     ----------
                                             (3,264)            -

Loss before minority interest
  and extraordinary item                   (262,602)      (186,576)

Minority interest in (income)
  of subsidiary                             (54,873)       (68,314)
                                         ----------     ----------

Net loss                                  $(317,475)     $(254,890)
                                         ==========     ==========
Net loss per share                           $(0.02)        $(0.03)
                                         ==========     ==========

Weighted average number
  of shares outstanding                  12,986,487      9,826,080
                                         ==========     ==========

See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                     Three Months Ended September 30,
                                           1996            1995
                                        (unaudited)     (unaudited)
                                        -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES

Net cash provided by (used in)
  operating activities                   $  163,863      $  10,609
                                         ----------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Other assets                                (32,012)        (1,571)
Purchase of equipment                       (46,933)       (34,035)
Proceeds from sale of equipment               1,999             -
Collections on notes receivable              13,109         12,286
Distribution to minority interest           (30,545)            -
                                         ----------      ---------
Net cash used in investing activities       (94,382)       (23,320)
                                         ----------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on notes                  (6,970)       (71,536)
Borrowings against notes payable            170,000             -
Proceeds from issuance of common stock           -         137,514
                                         ----------      ---------

Net cash provided by (used in)
  financing activities                      163,030         65,978
                                         ----------      ---------
Net increase (decrease) in cash             232,511         53,267

Cash at beginning of year                   887,374        564,996
                                         ----------      ---------
Cash at end of year                      $1,119,885      $ 618,263
                                         ==========      =========
Supplemental cash flow information:
Cash paid for interest                   $    3,328      $ 135,295
                                         ==========      =========
Supplemental disclosure of non-cash investing and financing activities:

Debt converted to common stock:          $  112,279            -
                                         ----------      ---------
                                         $  112,279            -
                                         ==========      =========
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino Las
  Vegas in exchange for the Company's
  interest in Casino Lazurnaya:

  Assets and liabilities exchanged:
    Accounts receivable                          -       $ (55,753)
    Equipment, net                               -        (515,262)
Leasehold and contract rights                    -        (516,832)
Accrued expenses                                 -          17,388
Assets acquired and liability released:
Note receivable                                  -         200,000
Accounts payable                                 -          45,459
                                         ----------      ---------
Leasehold and contract rights                    -       $ 825,000
                                         ==========      =========
See accompanying notes.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                              September 30, 1996
                                  (unaudited)

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

Management is currently in the process of renegotiating its current debts in order to extend the maturities, and Casinos U.S.A., Inc., a wholly-owned subsidiary, has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to prevent the foreclosure of its Bull Durham property. Management believes that between anticipated improvements in casino operations and debt restructuring, it will have the necessary capital to continue operations.

ORGANIZATION AND CONSOLIDATION

Global Casinos, Inc., a Utah corporation, develops and operates gaming casinos domestically and internationally. The consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    BPJ HOLDINGS N.V.("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

    GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited Liability Company which operates the Pelican Casino located on the island of St. Maarten in
    the Netherland Antilles.   Pelican operates the casino under a month-to-
    month management agreement pending the execution of a formal Management and Operating Lease Agreement.

    CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

    GLOBAL CASINOS INTERNATIONAL, INC. ("Global International"), a Delaware corporation, which through July 15, 1995 owned an 80% interest in an International Joint Venture ("IJV") which held certain rights to develop and operate gaming casinos in several international locations. Through the IJV, the Company opened Casino Lazurnaya in Sochi, Russia and Casino Las Vegas in Bishkek, Kyrgyzstan. Effective July 15, 1995, the Company exchanged its interest in Global International and Casino Lazurnaya for an additional interest in BPJ and the Casino Las Vegas. Through this transaction, the Company now owns 100% of BPJ and a 61% profits interest in the Casino Las Vegas.

    COLORADO GAMING PROPERTIES, INC. ("CGP"), a Colorado corporation, which through June, 1996, owned two non-operating real estate properties, the Nitro Club and Gas Light properties located in Central City, Colorado.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any significant change in the Company's significant accounting policies nor has there been any significant development in contingent liabilities and commitments.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the fiscal year ended June 30, 1996.

RECLASSIFICATIONS

Certain amounts reported in the 1995 interim financial statements have been reclassified to conform to classifications in the 1996 interim financial statements.

2.  BANKRUPTCY OF CASINOS U.S.A.

Casinos U.S.A. ("Debtor") is in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. Under Chapter 11, claims against the Debtor in existence prior to the Chapter 11 filing of the petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 and September 30, 1996 balance sheets as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. On September 4, 1996, the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company has received Court approval on the Debtor's Corrected Second Amended Disclosure Statement dated October 9, 1996. The Court set a hearing date of December 18, 1996 for confirmation of the Company's proposed Plan of Reorganization.

The Plan of Reorganization as currently proposed calls for secured real estate debt to be reduced from $4,064,720 to $2,120,000, after the cancellation of a $1,107,896 note receivable due from one of the mortgage holders. The $2,120,000 will be comprised of a first mortgage of $1,012,874 bearing interest at 7% and a second mortgage of $1,107,126 bearing interest at 9.2%. The mortgages shall be amortized over 30 years with balloon payments due seven years after plan confirmation. Secured equipment debt is $403,976 and the plan as currently proposed calls for it to be reduced to $233,200, payable at the interest rate of 10% with 35 monthly payments of $6,000 and one balloon payment of unpaid principal and interest.

The Debtor currently has $617,009 of unsecured debt. The Plan of Reorganization calls for unsecured debt to be reduced to $361,900, with a payment of $227,000 upon confirmation of the plan and the remainder to be paid in the form of notes over seven years with no interest.

If the current Plan of Reorganization is approved and confirmed without significant revision, the Company would recognize an extraordinary gain on the extinguishment of debt of approximately $1,300,000. However, until the Plan of Reorganization is approved and confirmed, there is no assurance that the Company will be able to recognize such a gain.

In August, 1996, the Debtor determined that there was insufficient collateral to cover the interest portion of scheduled payments on pre-petition debt obligations. This determination was based on the Company's evaluation of the future operations of the property and an independent appraisal of the property in connection with preparing the Plan of Reorganization. Contractual and recorded interest on the Casinos U.S.A. obligations amounted to $97,427 for the three (3) months ended September 30, 1995. Contractual interest on the Casinos U.S.A. obligations amounted to $85,613 for the three (3) months ended September 30, 1996. Beginning in August, 1996, the Company began recording interest expense only on the Casinos U.S.A. obligations expected to be paid under the Plan of Reorganization and recorded interest of $53,550 for the three (3) months ended September 30, 1996.

Condensed financial information for Casinos U.S.A. is as follows:

                                         September 30,       June 30,
                                              1996            1996
                                          (unaudited)
                                         -------------      ---------
BALANCE SHEET INFORMATION:
Current assets                             $  528,365      $  459,363
Net land, buildings and equipment           4,027,465       4,048,618
Note receivable, subject to
  cancellation                              1,217,588       1,217,588
Intercompany receivables                      212,063         212,063
                                           ----------      ----------
Total assets                               $5,985,481      $5,937,632
                                           ==========      ==========
Accrued expenses, not subject to
  compromise, all current                  $   96,592      $   50,884
Liabilities subject to compromise:
  Secured claims                            4,941,248       4,941,248
  Unsecured priority and
  non-priority claims                         144,457         144,457
Intercompany liabilities                    1,368,148       1,368,148

Total liabilities                           6,550,445       6,504,737

Shareholder's deficit                        (564,964)       (567,105)
                                           ----------      ----------
                                           $5,985,481      $5,937,632
                                           ==========      ==========
OPERATING INFORMATION:
Net revenues                               $  633,671      $1,958,349
Total operating expenses                      526,523       1,712,996
                                           ----------      ----------
Income from operations                       107,148          245,353
Interest income                                    -           96,781
Interest expense                              (53,550)       (477,489)
Reorganization items                           (3,264)        (32,449)
                                           ----------      ----------
Net income (loss)                          $    2,141      $ (167,804)
                                           ==========      ==========

Intercompany receivables and liabilities are eliminated in consolidation at June 30, 1996 and September 30, 1996.

At September 30, 1996, liabilities subject to compromise consist of the following:

  Mortgages payable to individuals, interest rates
    ranging from 7% to 10%, principal and interest
    payments payable monthly with maturities from
    1996 to 2001; the notes are collateralized by
    deeds of trust on real estate; in default              $3,257,170

  Notes to a partnership, interest at 15%; secured
    by a first deed of trust on real estate,
    originally due October 1994; in default                   672,549

  Notes bearing interest at 30%, collateralized by a
    second deed of trust on real estate.  The
    collateral of the notes are due 1999, in default          110,000

  Notes bearing interest at 7%, collateralized by
    assignment of deed of trust on real estate,
    notes are due 1999, in default                             25,000

  Capital lease obligations in default                        403,976

  Other liabilities subject to compromise
    consisting primarily of interest and
    accounts payable and accrued expenses,
    of which $144,457 are unsecured                           617,010
                                                           ----------
                                                           $5,085,705
                                                           ==========

3.  STOCKHOLDERS' EQUITY

During the three (3) months ended September 30, 1996, the Company issued 228,445 shares of Common Stock, converted 7,500 shares of Class A Preferred Stock into 13,332 shares of Common Stock, and exchanged 215,113 shares of Common Stock for debt reduction of $112,279.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 COMPARED TO JUNE 30, 1996

     The Company is organized as a holding company for several entities holding gaming-related properties. The independent auditors' report on the Company's June 30, 1996 consolidated financial statements contains an explanatory paragraph that discusses certain conditions that raise substantial doubt about the Company's ability to continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on substantially all of its loan agreements, and Casinos U.S.A. has filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financing. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

     The Company has experienced a significant decrease in working capital. The majority of this decline is due to the increase in the current portion of long-term debt. Substantially all of the Company's long-term debt is in default and, as such, is classified as a current liability.

     Casinos U.S.A. ("Debtor") is currently in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the Chapter 11 petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996, and September 30, 1996, balance sheets as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. On September 4, 1996 the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company received Bankruptcy Court approval on the Debtor's Corrected Second Amended Disclosure Statement on October 9, 1996. The Court set a hearing date of December 18, 1996 for confirmation of the Company's proposed Plan of Reorganization.

     The Company is in the process of renegotiating its current debts in order to extend the maturities. Management believes that between anticipated improvements in casino operating results and debt restructuring, the Company will have the capital necessary to continue operations.

     The Company's balance sheet reflects an increase in current assets and total assets, and an impairment in working capital. Specifically, current assets increased from $1,067,962 at June 30, 1996, to $1,326,795 at September 30, 1996, an increase of $258,833 or 24.2%. At September 30, 1996, the Company showed increases in cash of $232,511, or 26.2%, accounts receivable of $1,022, or 1.3%, prepaid expenses and other of $25,355, or 86.1%. These were offset by decreases in receivables from related parties of $55.

     At September 30, 1996, the Company's investment in property, plant and equipment increased slightly by $44,934, or 1.0%. Other assets increased by $32,762 or 52%. Leasehold and contract rights decreased by $90,825 due to amortization expense.

     Current liabilities increased 10.3% from $2,890,708 at June 30, 1996, to $3,187,958 at September 30, 1996. This is comprised of increases in accrued expenses of $244,866, accrued interest of $72,722 and related parties notes payable of $170,000. These increases are offset by a reduction in accounts payable of $155,338 and mandatory redeemable preferred stock of $35,000.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit increased from $(1,822,746) on June 30, 1996, to $(1,861,163) on September 30, 1996, an increase of $38,417, or 2.1%. The current ratio decreased from (.37) to (.42). The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During the three (3) months ended September 30, 1996, the Company was able to negotiate the reduction of $112,279 of debt in exchange for 215,113 shares of Common Stock in satisfaction of this debt. During this period, the Company reported a net loss of $(317,475). As a result of the foregoing, stockholders' equity decreased from $2,540,964 on June 30, 1996, to $2,335,768 on September 30, 1996, a decrease of $205,196, or 8.1%.

     Net cash used by investing activities for the three (3) months ended September 30, 1995 was $(23,320). This compares with net cash used by investing activities of $(94,382) for the three (3) months ended September 30, 1996. For the three (3) months ended September 30, 1995, the Company used $34,035 for the purchase of equipment and $1,571 for additions to other assets. This compares to $46,933 for the purchase of equipment, $32,012 for acquisition of other assets, and $30,546 in distribution to minority interest for the three months ended September 30, 1996. Offset against this, the Company received $12,286 of principal payments on its notes receivable for the three (3) months ended September 30, 1995. This compares with principal payments on its notes receivable of $13,109 and proceeds from sale of equipment of $1,999 for the three (3) months ended September 30, 1996.

     Net cash provided by financing activities for the three (3) months ended September 30, 1995 was $65,978. This compares with net cash provided by financing activities of $163,030 for the three (3) months ended September 30, 1996. Specifically, cash provided by financing activities for the three (3) months ended September 30, 1995 was $137,514 realized from the exercise of Common Stock Purchase Warrants and stock offerings. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $71,536. This compares to proceeds from borrowings of $170,000 for the three (3) months ended September 30, 1996. This was offset by debt payments of $6,970.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

SUBSEQUENT EVENTS

     In October, 1996, the Company raised approximately $600,000 through an offering of 600 Units ("Units"), each Unit consisting of one (1) eight percent (8%) $1,000 Convertible Promissory Note ("Promissory Note"), 2,000 Class E Common Stock Purchase Warrants ("E Warrants"), 2,000 Class F Common Stock Purchase Warrants ("F Warrants"), and 2,000 Class G Common Stock Purchase Warrants ("G Warrants"). The Promissory Note is convertible to common stock at $0.50 per $1.00 loaned. The Class E Warrants, F Warrants and G Warrants are exercisable at $0.60, $0.70, and $0.80, respectively.


     Other than the foregoing, Management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE (3) MONTHS ENDED SEPTEMBER 30, 1995

     For the three months ended September 30, 1995, the Company's income consisted of revenues generated by the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba. Casino Lazurnaya in Sochi, Russia operated for the first 15 days of July, 1995. In contrast, Bull Durham, Casino Las Vegas and Casino Masquerade operated for the same period in 1996. The Company operated the Pelican Casino in St. Maarten under a month-to-month operating agreement beginning in August, 1996.

     Net revenues for the three (3) months ended September 30, 1995 were $1,706,421 based on casino revenues of $1,643,912, revenues from the sale of food of $57,913, and other income of $4,596. Net revenues for the three (3) months ended September 30, 1996 were $1,825,340 comprised of casino revenues of $1,707,811, food and beverage of $89,201, and other revenues of $28,328.

     More specifically, net revenues at Casino Las Vegas and Casino Masquerade decreased from $1,131,221 at September 30, 1995 to $896,536 at September 30, 1996. It is believed this decrease is a result of increased competition in these markets. Net revenues in Sochi, Russia decreased from $24,485 at September 30, 1995 due to the disposition of this property in July, 1995. At September 30, 1995, net revenues from domestic operations were $575,200 compared to net revenues from domestic operations at September 30, 1996 of $613,671 from Bull Durham and $19,000 in other revenue from domestic operations. In addition, at September 30, 1996 the Company had net revenues of $259,063 from the Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased from $1,571,812 for the three (3) months ended September 30, 1995 to $1,788,836 for the three
(3) months ended September 30, 1996, an increase of 13.8% which is primarily attributable to the Pelican Casino's added general and administrative expenses of $330,000. Depreciation increased 10.0% and amortization increased 7.0% over the same period.

     Total operating expenses increased from $1,763,747 for the three (3) months ended September 30, 1995, to $1,997,377 for the three months ended September 30, 1996, an increase of 13%.

     As a result of the increase in net revenues, and an increase in operating expenses, losses from operations increased 200% to a loss of $(172,037) for the three (3) months ended September 30, 1996, from a loss of $(57,326) for the three (3) months ended September 30, 1995. Interest income decreased 77% while interest expense decreased 41% over the same period due to the Chapter 11 proceedings of Casinos U.S.A.. Losses before reorganization items and minority interest increased 39% to a loss of $(259,338) for the three (3) months ended June 30, 1996, from a loss of $(186,576) for the three (3) months ended June 30, 1995.

     For the three (3) months ended June 30, 1996, the Company had net expenses from reorganization of $(3,264). Due to a decrease in the operating results of the Casino Las Vegas, the Company reported minority interest expense of $(54,873) for the three (3) months ended September 30, 1996, compared to a minority interest expense of $(68,314) for the three (3) months ended September 30, 1995.

     As a result of the foregoing, the Company reported a net loss for the three (3) months ended September 30, 1996 of ($317,475), an increase of 24.6% from the loss for the three (3) months ended September 30, 1995 of $(254,890), which translates into a net loss per share of $(0.02) based on 12,986,487 weighted average shares outstanding for the three (3) months ended June 30, 1996 and a net loss per share of $(0.03), based on 9,826,080 weighted average shares outstanding for the three (3) months ended June 30, 1995.

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


                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in the following pending legal proceedings:

     1)  Astraea Investment Management, L. P., as Trustee vs. Global Casinos,
         --------------------------------------------------------------------
         Inc., et. al
         ------------
         Cause Number 94-02487 in the District Court of Dallas County, Texas, 116th Judicial District.

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

     2)  Lisa Paige Montrose Promissory Note
         -----------------------------------
           Lisa Paige Montrose is the holder of a promissory note made by Casinos U.S.A. in the original principal amount of $2,546,260, which note was given in connection with the acquisition and purchase of the Bull Durham. The obligation to repay the note is secured by a subordinated deed of trust against the Bull Durham. The Company has been served notice by Ms. Montrose's legal representatives that she has construed the acquisition of Casinos U.S.A. by the Company in November, 1993 as a "transfer of control" under applicable provisions of her deed of trust which would grant her the right to accelerate the entire indebtedness represented by the promissory note. The Company denies that Ms. Montrose has any basis in law or fact to accelerate the balance of the indebtedness, which the Company has been retiring in monthly installments paid in accordance with its terms. No civil action has been filed in this matter. If such an action is filed, the Company will vigorously defend.

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

     3)  Angell & Deering v. Casinos, U.S.A., Inc. and Global Casinos, Inc.
         ------------------------------------------------------------------
         Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

           The Company and Casinos U.S.A. are named defendants in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and quantum meruit based upon accounting services provided to Casinos U.S.A.. The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A. disputes the damages claimed. The litigation is stayed as to Casinos U.S.A. due to the Bankruptcy Proceeding. All parties have reached a conditional settlement whereby Casinos U.S.A. has agreed to an allowed unsecured claim for the plaintiff in the bankruptcy proceeding in the amount of $30,000. The Company has purchased this claim in consideration for initial payment of $10,000 and a guarantee of future payments out of the proposed plan of reorganization totalling $20,000. The lawsuit pending in the Colorado District Court would be dismissed with prejudice. The entire settlement agreement is conditional upon the approval of the Bankruptcy Court which is pending. Should the settlement agreement not be so approved, the plaintiff is likely to request a relief from stay from the Bankruptcy Court, and trial in the Colorado District Court would be rescheduled.

     4)  In Re Casinos U.S.A., Inc.
         --------------------------
         Case No. 95-20864 MSK, in the United States District Court for the District of Colorado.

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

     5)  Securities and Exchange Commission Investigation
         ------------------------------------------------

           During 1995 and 1996, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of September 30, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There is no way to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

           None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Mandatory Redeemable Preferred Stock
     ------------------------------------

     In June, 1994, the Company issued 1,406,250 units comprised of one share of Series A Redeemable Convertible Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D Common Stock Purchase Warrant with an exercise price of $3.00 per share. The redemption price of $2.00 per share is subject to adjustment for certain events such as splits and dividends. Holders of the Redeemable Convertible Preferred Stock have the option to convert each share of the preferred stock into one share of the Company's Common Stock. On May 31, 1995, holders of 1,233,000 shares of the Company's Series A Preferred Stock agreed to waive the mandatory redemption in consideration of a lower conversion price, from $2,00 to $1.125 per share, approximately 1.778 shares of common stock for each share of preferred stock, and a reduction in the exercise price of 616,500 D Warrants from $3.00 per share to $.50 per share, if exercised on or before June 30, 1995, and $1.75 per share, if exercised after June 30, 1995.

     The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. In June, 1996, the holder of 125,000 shares of Mandatory Redeemable Preferred Stock in default agreed to convert the preferred shares into Common Stock at a conversion of $1.125 per share; provided, however, that the Company issue additional shares of Common Stock to reduce the conversion price to $1.00 per share depending upon the public trading price of the Common Stock over a 90-day period, and provided that the holder waive all interest accrued and accept no reduction in the exercise price of D Warrants. At June 30, 1996, 44,250 shares of Mandatory Redeemable Convertible Preferred Stock remain outstanding, and the Company remains in default on its mandatory redemption obligation. During the three (3) months ended September 30, 1996, 17,500 shares of Mandatory Redeemable Convertible Preferred Stock in default was converted into Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the three months ended September 30, 1996.

ITEM 5.  OTHER INFORMATION
     None
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GLOBAL CASINOS, INC.



Dated:         10/12/96            By: /s/ Stephen G. Calandrella
           ----------------        ------------------------------
                                        Stephen G. Calandrella
                                          Interim President



Dated:         10/12/96            By: /s/ Pete Bloomquist
           ----------------        ------------------------------
                                        Pete Bloomquist
                                          Chief Financial Officer