Form 10QSB/A
period 1996-09-30
GLOBAL CASINOS INC
filed 1996-11-19
CIK 727346

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                FORM 10-QSB/A-1
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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


                                   GLOBAL CASINOS, INC.



Dated:         11/18/96            By: /s/ Stephen G. Calandrella
           ----------------        ------------------------------
                                        Stephen G. Calandrella
                                          Interim President



Dated:         11/18/96            By: /s/ Pete Bloomquist
           ----------------        ------------------------------
                                        Pete Bloomquist
                                          Chief Financial Officer