Form 10QSB
period 1996-12-31
GLOBAL CASINOS INC
filed 1997-02-19
CIK 727346

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes  /  /     No  /  /

As of February 15, 1997, 1,318,588 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format   Yes  /  /    No  / X /

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements

                    Balance Sheet at December 31, 1996 (unaudited) and June 30, 1996

                    Statement of Operations for the Three Months Ended December 31, 1996 (unaudited) and December 31, 1995 (unaudited)

                    Statement of Operations for the Six Months Ended December 31, 1996 (unaudited) and December 31, 1995 (unaudited)

                    Statement of Cash Flows for the Six Months Ended December 31, 1996 (unaudited) and December 31, 1995 (unaudited)

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

          Item 3.   Default Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Balance Sheet at December 31, 1996, Statement of Operations for the Three Months and Six Months Ended December 31, 1996 and December 31, 1995, and Statement of Cash Flows for the Six Months Ended December 31, 1996 and December 31, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                               December 31,     June 30,
                                                   1996           1996
                                                (unaudited)
                                               ------------   ------------
ASSETS
------
Current assets:
  Cash                                         $ 1,753,938    $   887,374
  Receivables, related parties                      24,126         23,511
  Accounts receivable, net of
    allowance for doubtful
    accounts of $7,000 at
    December 31, 1996 and $4,000
    at June 30, 1996                               156,633         73,884
  Prepaid expenses and other                        57,166         29,459
  Current portion of notes receivable               55,491         53,734
                                               ------------   ------------
Total current assets                             2,047,354      1,067,962

Note and interest receivable, subject
  to cancellation due to Chapter 11
  Bankruptcy                                                    1,217,588

Land, buildings and equipment:
  Land                                             531,715        531,715
  Buildings                                      3,913,510      3,913,510
  Equipment                                      2,530,795      1,998,414
                                               ------------   ------------
                                                 6,976,020      6,443,639
  Accumulated depreciation                      (1,366,887)    (1,120,353)
                                               ------------   ------------
Net land, buildings and equipment                5,609,133      5,323,286

Other assets, net of amortization of
  $34,702 at December 31, 1996 and
  $31,002 at June 30, 1996                          88,905         62,841

Leasehold and contract rights, net of
  amortization of $899,774 at December 31,
  1996 and $714,124 at June 30, 1996             2,228,626      2,414,276

Notes receivable, net of current portion,
  including receivables in default
  and note receivable from a related
  party for $325,000                               798,470        501,659
                                               ------------   ------------
Total assets                                   $10,772,488    $10,587,612
                                               ===========    ===========

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                                               December 31,     June 30,
                                                   1996           1996
                                                (unaudited)
                                               ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable, includes related
    party payables of $21,984 at
    December 31, 1996 and $143,245
    at June 30, 1996                           $   518,219    $   735,437
  Accrued expenses                               1,379,603        784,817
  Accrued interest                                  94,700        231,775
  Notes payable, related parties                    47,158         52,158
  Current portion of long-term debt
    including debt in default                      989,032        998,021
  Mandatory redeemable convertible
    Class A preferred stock, in default             53,500         88,500
                                               ------------   ------------
Total current liabilities                        3,082,212      2,890,708

Liabilities subject to compromise                               5,085,705
Long-term debt, less current portion             3,852,892         52,266
                                               ------------   ------------
Total liabilities                                6,935,104      8,028,679
                                               ------------   ------------
Minority interest                                   33,963         17,969
                                               ------------   ------------
Commitments and Contingencies

Stockholders' equity:
  Class A preferred stock - Convertible
    nonvoting, $2 par value:
    Authorized - 10,000,000 shares;
    Issued and outstanding - 610,250
    shares at December 31, 1996 and
    688,500 shares at June 30, 1996              1,109,141      1,251,361
  Common stock - $.05 par value:
    Authorized - 5,000,000 shares;
    Issued and outstanding - 1,318,588
    shares at December 31, 1996 and
    1,283,419 shares at June 30, 1996
    (restated to reflect 1-for-10
    reverse split of stock effected
    on November 18, 1996)                           65,970         64,494
  Additional paid-in capital                     8,069,477      7,819,454
  Accumulated deficit                           (5,441,167)   (6,594,345)
                                               ------------   ------------
Total stockholders' equity                       3,803,421      2,540,964
                                               ------------   ------------
Total liabilities and stockholders' equity     $10,772,488    $10,587,612
                                               ===========    ===========
See accompanying notes.


                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended December 31,
                                                   1996           1995
                                                (unaudited)    (unaudited)
                                               ------------   ------------
Revenues:
  Casino                                       $ 2,407,725    $ 1,900,115
  Food and beverage                                 97,856        121,609
  Other                                             16,272
                                               ------------   ------------
                                                 2,521,853      2,021,724
                                               ------------   ------------
Expenses:
  Operating, general and
    administrative                               2,171,577      1,815,755
  Depreciation                                     127,388        108,065
  Amortization                                      99,955         91,815
                                               ------------   ------------
                                                 2,398,920      2,015,635
                                               ------------   ------------
Income from operations                             122,933          6,089
                                               ------------   ------------
Other income (expense):
  Interest income                                    6,384         44,457
  Interest expense (contractual
    interest of $125,962 (1996)
    and $157,905 (1995))                           (62,455)      (136,859)
                                               ------------   ------------
                                                   (56,071)       (92,402)
                                               ------------   ------------
Income (loss) before reorganization
  items, extraordinary items and
  minority interest                                 66,862        (86,313)
                                               ------------   ------------
Reorganization items:
  Interest earned on accumulated cash
    resulting from Chapter 11 proceedings            4,672              -
  Professional fees                                 (4,911)             -
                                               ------------   ------------
                                                      (239)             -
Income (loss) before minority interest
  and extraordinary item                            66,623        (86,313)

Gain from debt restructuring                     1,450,392        201,814

Minority interest in income
  of subsidiary                                    (46,362)      (108,756)
                                               ------------   ------------
Net income                                     $ 1,470,653    $     6,745
                                               ===========    ===========
Net income per share                           $      1.12    $      0.00
                                               ===========    ===========
Weighted average number of shares outstanding
  (restated to reflect 1-for-10 reverse split
  of stock effected on November 18, 1996)        1,314,801      1,034,662
                                                 =========      =========
See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Six Months Ended December 31,
                                                   1996           1995
                                                (unaudited)    (unaudited)
                                               ------------   ------------
Revenues:
  Casino                                       $ 4,115,536    $ 3,544,027
  Food and beverage                                187,057        179,516
  Other                                             44,600          4,602
                                               ------------   ------------
                                                 4,347,193      3,728,145
                                               ------------   ------------
Expenses:
  Operating, general and administrative          3,960,413      3,387,567
  Depreciation                                     246,534        214,435
  Amortization                                     189,350        177,380
                                               ------------   ------------
                                                 4,396,297      3,779,382

Loss from operations                               (49,104)       (51,237)
                                               ------------   ------------
Other income (expense):
  Interest income                                   12,982         73,112
  Interest expense                                (156,354)      (294,764)
                                               ------------   ------------
                                                  (143,372)      (221,652)
Loss before reorganization items, extra-
  ordinary items and minority interests           (192,476)      (272,889)
                                               ------------   ------------
Reorganization items:
  Interest earned on accumulated cash
    resulting from Chapter 11 proceedings            7,608              -
  Professional fees                                (11,111)             -
                                               ------------   ------------
                                                    (3,503)             -
  Income (loss) before minority
    interest and extraordinary items              (195,979)      (272,889)

  Gain from debt restructuring                   1,450,392        201,814

Minority interest in income of a subsidiary       (101,235)      (177,070)
                                               ------------   ------------
Net income (loss)                              $ 1,153,178    $  (248,145)
                                               ===========    ============
Net income (loss) per share                    $      0.88    $     (0.02)
                                               ===========    ============
Weighted average number of shares
  outstanding (restated to reflect
  1-for-10 reverse split of stock
  effected on November 18, 1996)                 1,306,525      1,004,051
                                                 =========      =========
See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six Months Ended December 31,
                                                   1996           1995
                                                (unaudited)    (unaudited)
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating
  activities                                   $   616,338    $   402,417
                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets                                       (29,764)        (2,732)
Purchase of equipment                             (534,380)       (87,334)
Note receivable                                   (325,000)             -
Proceeds from sale of equipment                      1,999              -
Collections on notes receivable                     26,432         44,773
Distribution to minority interest                  (85,241)       (37,808)
                                               ------------   ------------
Net cash used in investing activities             (945,954)       (83,101)
                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes                       (191,970)      (178,076)
Borrowings against notes payable                 1,388,150            285
Proceeds from issuance of common stock                   -        137,514
                                               ------------   ------------
Net cash provided by (used in)
  financing activities                           1,196,180        (40,277)
                                               ------------   ------------
Net increase in cash                               866,564        279,039

Cash, beginning period                             887,374        564,996
                                               ------------   ------------
Cash, end period                               $ 1,753,938    $   844,035
                                               ===========    ===========
Supplemental cash flow information:
  Cash paid for interest                       $     3,328    $   157,522
                                               ===========    ===========
Supplemental disclosure of non-cash
investing and financing activities:

Debt converted to common stock:                $   109,279    $         -
                                               ------------   ------------
                                               $   109,279    $         -
                                               ===========    ===========
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino Las
  Vegas in exchange for the Company's
  interest in Casino Lazurnaya:

  Assets and liabilities exchanged:
    Accounts receivable                        $         -    $   (55,753)
    Equipment, net                                       -       (515,262)
    Leasehold and contract rights                        -       (516,832)
    Accrued expenses                                     -         17,388
  Assets acquired and liability released:
    Note receivable                                      -        200,000
    Accounts payable                                     -         45,459
                                               ------------   ------------
  Leasehold and contract rights                $         -    $   825,000
                                               ===========    ===========
See accompanying notes.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               December 31, 1996
                                  (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -----------------------------------------------------------

BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. (the "Company") will continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on approximately $250,000 of its loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management is currently in the process of renegotiating its current debts in order to extend the maturities. On October 18, 1995, Casinos U.S.A., Inc., a wholly-owned subsidiary, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to prevent the foreclosure of its Bull Durham property. On December 18, 1996, the U.S. Bankruptcy Court confirmed Casinos' Second Amended Plan of Reorganization dated September 4, 1996. Management believes that between anticipated improvements in casino operations and debt restructuring, it will have the necessary capital to continue operations.

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

     BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

     GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited Liability Company which operates the Pelican Casino located on the island of St. Maarten in the Netherland Antilles. Pelican operates the casino under a Management and Operating Lease Agreement.

     CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

     GLOBAL CASINOS INTERNATIONAL, INC. ("Global International"), a Delaware corporation, which through July 15, 1995 owned an 80% interest in an International Joint Venture ("IJV") which held certain rights to develop and operate gaming casinos in several international locations. Through the IJV, the Company opened Casino Lazurnaya in Sochi, Russia and Casino Las Vegas in Bishkek, Kyrgyzstan. Effective July 15, 1995, the Company exchanged its interest in Global International and Casino Lazurnaya for an additional interest in BPJ and the Casino Las Vegas. Through this transaction, the Company owns 100% of BPJ and an original 61% profits interest in the Casino Las Vegas. Effective September 18, 1996, the Company has a fifty percent (50%) profits interest in the Casino Las Vegas.

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

2.   BANKRUPTCY OF CASINOS U.S.A.
     ----------------------------
Casinos U.S.A. ("Debtor") was in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
Under Chapter 11, claims against the Debtor in existence prior to the Chapter 11 filing of the petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. The Court confirmed the Debtor's Second Amended Plan of Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan is January 17, 1997.

As a result of the Court's approval and confirmation of the Debtor's Plan, the Company recognized an extraordinary gain on the extinguishment of debt of $1,285,765.

Condensed financial information for Casinos U.S.A. is as follows:

                                               December 31,     June 30,
                                                   1996           1996
                                                (unaudited)
                                               ------------   ------------
BALANCE SHEET INFORMATION:
Current assets                                 $   592,607    $   459,363
Net land, buildings and equipment                4,005,342      4,048,618
Note receivable, subject to cancellation                 -      1,217,588
Intercompany receivables                            72,500        212,063
                                               ------------   ------------
Total assets                                   $ 4,670,449    $ 5,937,632
                                               ===========    ===========
Accounts payable and accrued
  expenses, not subject to
  compromise, all current                      $   165,160    $    50,884
Current portion of long-term debt                  163,111              -
Liabilities subject to compromise:
  Secured claims                                         -      4,941,248
  Unsecured priority and
  non-priority claims                                    -        144,457
Intercompany liabilities                                 -      1,368,148
Secured inter-company debts                        259,418              -
Long-term debt                                   2,427,346              -
                                               ------------   ------------
Total liabilities                                3,015,035      6,504,737

Shareholder's earnings (deficit)                 1,655,414       (567,105)
                                               ------------   ------------
                                               $ 4,670,449    $ 5,937,632
                                               ===========    ===========
OPERATING INFORMATION:
Net revenues                                   $ 1,192,644    $ 1,958,349
Total operating expenses                         1,105,503      1,712,996
                                               ------------   ------------
Income from operations                              87,141        245,353
Interest income                                          -         96,781
Interest expense                                  (107,100)      (477,489)
Reorganization items                                (3,503)       (32,449)
Gain from reorganization                         1,987,801              -
                                               ------------   ------------
Net income (loss)                              $ 1,964,339    $  (167,804)
                                               ===========    ============

Intercompany receivables, liabilities, equity, income and expenses are eliminated in consolidation at June 30, 1996 and December 31, 1996. The Company does not anticipate any income taxes from the gain from reorganization due to the net operating loss carryforwards.

As set forth above, on December 18, 1996, the Bankruptcy Court confirmed the Company's Plan of Reorganization ("Plan"). The confirmed Plan requires the following:

     Creditors classified as holders of administrative claims, priority claims (including taxes and wages), and administrative convenience classes with a total amount of $95,690 are payable, in full, within thirty (30) days following the Effective Date of the Plan. Approximately $21,000 of these claims were paid in January, 1997.

     Creditors classified as holders of Senior Secured Debt in the total amount of $1,280,102 will receive new promissory notes totalling $1,101,647 and bearing interest at the rate of seven percent (7%), with monthly principal and interest payments of $7,329 with all unpaid principal and interest due in January, 2004. The Promissory Notes are secured by a first deed of trust on real estate.

     Creditors classified as holders of Junior Secured Debt in the total amount of $3,257,170 ($1,217,588 of which represents debt included in a wrap-around mortgage which was cancelled pursuant to the terms of the Plan) will receive new promissory notes totalling $1,248,353 and bearing interest at the rate of nine-point-two percent (9.2%), with monthly principal and interest payments of $10,225 with all unpaid principal and interest due in January, 2004. In addition, these creditors are allowed an unsecured claim of $50,000, which was paid within thirty (30) days following the Effective Date of the Plan.

     Creditors classified as holders of subordinated debt in the total amount of $329,626 ($258,180 of which is held by a related party) shall receive either new promissory notes bearing no interest, payable out of available cashflow and due in January, 2004 or issuance of stock in the reorganized Debtor under the terms of the Plan. The claim of the related party in the amount of $258,180 will receive 100% of the outstanding stock of the reorganized Debtor. The remaining creditors will receive non-interest bearing promissory notes in the amount of $71,445.

     The Creditor classified as the holder of an Allowed Unsecured Claim
     (Class 9) in the total amount of $403,976, which claim is secured by a security interest in equipment owned by the Debtor, will receive a new promissory note in the amount of $243,200 and bearing interest at the rate of ten percent (10%). The Debtor shall pay the Creditor the sum of $35,000 within thirty (30) days of the Effective Date of the Plan. Thereafter, the Debtor shall make thirty-five (35) monthly payments of $6,000, and one (1) balloon payment of all unpaid principal and interest. In addition, the Creditor shall be allowed a Class 11 unsecured claim, in the total amount of $75,000, such claim to be paid from available cashflow over a period not to exceed seven (7) years.

     The Plan also provides for an administrative convenience class for creditors holding allowed unsecured claims which do not exceed $51,500 or which exceed $5,150 and the holder thereof has elected to reduce their claim to $1,500. Creditors holding allowed Class 10 claims shall be paid 100% of their claims within the thirty (30) day period following the Effective Date of the Plan. The total amount of Class 10 claims paid pursuant to the Plan is $15,721.12.

     Creditors classified as holders of Allowed Unsecured Claims (Class 11) in the total amount of $123,380.05 shall be paid a pro rata amount of their allowed claims from a pool of $50,000.00 less amounts paid to the holders of Class 10 Allowed Unsecured Claims, in cash within thirty (30) days following the Effective Date. Approximately $10,000 of this amount was paid in January, 1997. The holders of Class 11 Allowed Unsecured Claims shall also receive non-interest bearing promissory notes for the remainder of their Allowed Claims payable within seven (7) years of the Effective Date of the Plan. The Debtor will make reasonable efforts to prepay the Class 11 promissory notes (pro rata with payments on the Class 12 promissory notes) from available net cash flow not otherwise committed under the Plan.

     Creditors classified as Related Parties and Unsecured Accrued Interest in the approximate amount of $1,100,000 shall receive nothing under the Plan.

     The Shareholders of all of the stock of the Debtor shall receive nothing under the Plan, and all outstanding stock of the Debtor shall be cancelled.

     In addition to the above-stated terms, the Senior Secured Debt Holders and the Junior Secured Debt Holders shall receive warrants that permit their holders to purchase from the reorganized Debtor an amount of common stock so that immediately after exercise, the Warrant holders will own eighty percent (80%) of the common stock of the Debtor. The Warrants shall be exercisable at any time from one year after the Effective Date and before seven (7) years after the Effective Date, but only subsequent to a sale of substantially all of the Debtor's assets, merger, recapitalization, refinance or other restructuring. The Warrants shall terminate after all of the indebtedness to that holder of the Warrant has been paid, even where seven (7) years from the Effective Date have not passed, so long as there has been no merger, recapitalization, restructuring, refinance or sale of substantially all of the assets of the Debtor prior to the payment of such indebtedness.

3.   NOTES PAYABLE
     -------------
In October, 1996, the Company raised $630,250 through an offering of Units ("Units"), each Unit consisting of one (1) eight percent (8%) $1,000 convertible Promissory Note ("Promissory Note"), 200 Class E Common Stock Purchase Warrants ("E Warrants"), 200 Class F Common Stock Purchase Warrants ("F Warrants"), and 200 Class G Common Stock Purchase Warrants ("G Warrants"). The Promissory Note is convertible to common stock at $5.00 per $1.00 loaned and the Promissory Notes are due October 31, 1998. The Class E Warrants, F Warrants and G Warrants are exercisable at $6.00, $7.00, and $8.00, respectively.

By Letter Agreement dated July 31, 1996, the Company was able to renegotiate the terms of a $750,000 Convertible Note. The restructured terms call for the conversion price to be lowered from $30.00 per $1.00 loaned to $10.00 per $1.00 loaned. Interest on the Convertible Note was reduced from nine percent (9%) to seven percent (7%) and all prior accrued interest was waived which resulted in a $164,627 gain from debt restructuring. In addition, the Company shall assign its secured indebtedness on Casinos in the amount of $249,418 to the holder of the $750,000 Convertible Note as a principal reduction of this note. This Letter Agreement is effective upon the effective date of Casinos U.S.A.'s Bankruptcy Plan.

4.   STOCKHOLDERS' EQUITY
     --------------------
On November 18, 1996, the Company effected a one-for-ten (1-for-10) reverse split of its securities pursuant to the prior authorization of its shareholders and Board of Directors.

During the six (6) months ended December 31, 1996, the Company issued 35,169 shares of Common Stock, consisting of 78,250 shares of Class A Preferred Stock, that were converted into 13,911 shares of Common Stock. The Company exchanged 21,258 shares of Common Stock for debt reduction of $109,279.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO JUNE 30, 1996

     The Company is organized as a holding company for several entities holding gaming-related properties. The independent auditors' report on the Company's June 30, 1996 consolidated financial statements contains an explanatory paragraph that discusses certain conditions that raise substantial doubt about the Company's ability to continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on a significant amount of its loan proceedings, and Casinos U.S.A. has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Casinos U.S.A. received Bankruptcy Court approval for its Chapter 11 Plan of Reorganization on December 18, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financings. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

     Casinos U.S.A. ("Debtor") was in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the Chapter 11 petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. On December 18, 1996 the Debtor's Second Amended Plan of Reorganization was confirmed by the Bankruptcy Court.

     The Company is in the process of renegotiating its current debts to compromise the amounts or to extend the maturities. Management believes that between anticipated improvements in casino operating results and debt restructuring, the Company will have the capital necessary to continue operations.

     The Company's balance sheet reflects an increase in current assets and total assets, and negative working capital. Specifically, current assets increased from $1,067,962 at June 30, 1996, to $2,047,354 at December 31, 1996,
an increase of $979,392 or 91.7%. At December 31, 1996, the Company showed increases in cash of $866,564, or 97.6%, accounts receivable of $83,364, or 85.5%, the majority of which resulted from an agreement by which the Company paid certain Pelican Casino employee bonuses and vacation pay under terms that the prior operators of the Pelican Casino will reimburse the Company, in full, for this expense. Prepaid expenses and other increased $27,707, or 94.1%.

     At December 31, 1996, the Company's investment in property, plant and equipment increased by $532,381, or 8.3%, the majority of which is due to improvements in equipment and leasehold improvements at the Pelican Casino. Other assets increased by $26,064 or 41.4%. Leasehold and contract rights decreased by $185,650 due to amortization expense. Notes receivable increased by $325,000 due to a loan to a related party for development costs to explore gaming opportunities on the Internet. This was offset by $26,432 of collections on a note receivable.

     Current liabilities increased from $2,890,708 at June 30, 1996, to $3,082,212 at December 31, 1996, or 6.6%. This increase is comprised of an increase in accrued expenses of $594,786, the majority of which is attributable to the Pelican Casino.

  These increases are offset by a reduction in accounts payable of $217,218, mandatory redeemable preferred stock of $35,000, accrued interest of $137,075, and notes payable to related parties of $5,000.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit decreased from $(1,822,746) on June 30, 1996, to $(1,034,858) on December 31, 1996, a decrease of $787,888, or 43.2%. The current ratio increased from (.37) to (.66). The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During the six (6) months ended December 31, 1996, the Company was able to negotiate the reduction of $109,279 of debt in exchange for 21,258 shares of Common Stock in satisfaction of this debt. During this period, the Company reported net income of $1,153,178. As a result of the foregoing, stockholders' equity increased from $2,540,964 on June 30, 1996, to $3,803,421 on December 31, 1996, an increase of $1,262,457, or 49.7%.

     Net cash used by investing activities for the six (6) months ended December 31, 1995 was $(83,101). This compares with net cash used by investing activities of $(945,954) for the six (6) months ended December 31, 1996. For the six (6) months ended December 31, 1995, the Company used $87,334 for the purchase of equipment and $2,732 for additions to other assets, and (37,808) for distributions to minority interest. This compares to $534,380 for the purchase of equipment, $29,764 for acquisition of other assets, the majority of which are attributable to Pelican casino, and $85,241 in distribution to minority interest for the six months ended December 31, 1996. Offset against this, the Company received $44,773 of principal payments on its notes receivable for the six (6) months ended December 31, 1995. This compares with principal payments on its notes receivable of $26,432 and proceeds from sale of equipment of $1,999 for the six (6) months ended December 31, 1996.

     Net cash used by financing activities for the six (6) months ended December 31, 1995 was $(40,277). This compares with net cash provided by financing activities of $1,196,180 for the six (6) months ended December 31, 1996. Specifically, cash provided by financing activities for the six (6) months ended December 31, 1995 was $137,514 realized from the exercise of Common Stock Purchase Warrants and stock offerings and $285 from borrowing against notes. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $178,076. This compares to proceeds from borrowings of $1,388,150 for the six (6) months ended December 31, 1996. This was offset by debt payments of $191,970.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

     Other than the foregoing, Management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE (3) MONTHS ENDED DECEMBER 31, 1995

     For the three months ended December 31, 1995, the Company's income consisted of revenues generated by the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba. In contrast, Bull Durham, Casino Las Vegas, Casino Masquerade, and the Pelican Casino in St. Maarten operated for the same period in 1996.

     Net revenues for the three (3) months ended December 31, 1995 were $2,021,724 based on casino revenues of $1,900,115 and revenues from the sale of food and beverage of $121,609. Net revenues for the three (3) months ended December 31, 1996 were $2,521,853 comprised of casino revenues of $2,407,725, food and beverage of $97,856, and other revenues of $16,272.

     More specifically, net revenues at Casino Las Vegas and Casino Masquerade decreased from $1,516,546 at December 31, 1995 to $1,279,531 at December 31, 1996. It is believed this decrease is a result of increased competition in these markets. At December 31, 1995, net revenues from domestic operations were $479,927 from Bull Durham and $25,251 in other revenue from domestic operations compared to net revenues from domestic operations at December 31, 1996 of $522,903 from Bull Durham and $19,000 in other revenue from domestic operations. In addition, at December 31, 1996 the Company had net revenues of $700,419 from the Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased from $1,815,755 for the three (3) months ended December 31, 1995 to $2,171,577 for the three
(3) months ended December 31, 1996, an increase of 19.6%. The Pelican Casino added general and administrative expenses of $529,775 for the three (3) months ended December 31, 1996. Depreciation increased 17.9% and amortization increased 8.8% over the same period.

     Total operating expenses increased from $2,015,635 for the three (3) months ended December 31, 1995, to $2,398,920 for the three months ended December 31, 1996, an increase of 19%.

     As a result of the increase in net revenues, and an increase in operating expenses, income from operations increased 1918.0% to an income of $122,933 for the three (3) months ended December 31, 1996, from an income of $6,089 for the three (3) months ended December 31, 1995. Interest income decreased 85.6% while interest expense decreased 54.4% over the same period due to the Chapter 11 proceedings of Casinos U.S.A.. Income (losses) before reorganization items, extraordinary items, and minority interest increased from a loss of $(86,313) for the three (3) months ended December 31, 1995, to income of $66,862 for the three (3) months ended December 31, 1996.

     For the three (3) months ended December 31, 1996, the Company had net expenses from reorganization of $(239) and an extraordinary gain from reorganization of $1,285,765. The Company reported a gain from debt restructuring of $164,627 for the three (3) months ended December 31, 1996, compared to an extraordinary gain from debt restructuring of $201,814 for the three (3) months ended December 31, 1995. Due to a decrease in the operating results of the Casino Las Vegas, the Company reported minority interest expense of $(46,362) for the three (3) months ended December 31, 1996, compared to a minority interest expense of $(108,756) for the three (3) months ended
December 31, 1995.

     As a result of the foregoing, the Company reported a net income for the three (3) months ended December 31, 1996 of $1,470,653, compared to a net income for the three (3) months ended December 31, 1995 of $6,745, which translates into a net income per share of $1.12 based on 1,314,801 weighted average shares outstanding for the three (3) months ended December 31, 1996 and a net income per share of $0.00, based on 1,034,662 weighted average shares outstanding for the three (3) months ended December 31, 1995.

RESULTS OF OPERATIONS - SIX (6) MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX (6) MONTHS ENDED DECEMBER 31, 1995

     For the six (6) months ended December 31, 1995, the Company's income consisted of revenues generated by the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba. Casino Lazurnaya in Sochi, Russia operated for the first 15 days of July, 1995. In contrast, for the six (6) months ended December 31, 1996, the Company derived its income from revenues generated by the Bull Durham, Casino Las Vegas, and Casino Masquerade. The Pelican Casino in St. Maarten began operations in August, 1996.

     Net revenues for the six (6) months ended December 31, 1995 were $3,728,145 based on casino revenues of $3,544,027, revenues from the sale of food of $179,516, and other income of $4,602. Net revenues for the six (6) months ended December 31, 1996 were $4,347,193 comprised of casino revenues of $4,115,536, food and beverage of $187,057, and other revenues of $44,600.

     More specifically, net revenues at Casino Las Vegas and Casino Masquerade decreased from $2,647,767 at December 31, 1995 to $2,176,067 at December 31, 1996. It is believed this decrease is a result of increased competition in these markets. Net Revenues in Sochi, Russia decreased from $24,485 at December 31, 1995 due to the disposition of this property in July, 1995. At December 31, 1995, net revenues from domestic operations were $1,055,893 compared to net revenues from domestic operations at December 31, 1996 of $1,192,644 from Bull Durham and $19,000 in other revenue from domestic operations. In addition, at December 31, 1996 the Company had net revenues of $959,482 from the Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses from $3,387,567 for the six (6) months ended December 31, 1995 to $3,960,413 for the six (6) months ended December 31, 1996, an increase of 16.9%. The Pelican Casino added general and administrative expenses of $860,185 for the six (6) months ended December 31, 1996. Depreciation increased 14.9% and amortization increased 6.7% over the same period.

     Total operating expenses increased from $3,779,382 for the six (6) months ended December 31, 1995, to $4,396,297 for the six (6) months ended December 31, 1996, an increase of 16.3%.

     As a result of the increase in net revenues, and an increase in operating expenses, losses from operations decreased 4.2% to a loss of $(49,104) for the six (6) months ended December 31, 1996, from a loss of $(51,237) for the six
(6) months ended December 31, 1995. Interest income decreased 82.2% while interest expense decreased 46.9% over the same period due to the Chapter 11 proceedings of Casinos U.S.A.. Losses before reorganization items, extraordinary items, and minority interest decreased 29.4% from a loss of $(272,889) for the six (6) months ended December 31, 1995, to a loss of $(192,476) for the six (6) months ended December 31, 1996.

     For the six (6) months ended December 31, 1996, the Company had net expenses from reorganization of $(3,503) and an extraordinary gain from reorganization of $1,285,765. The Company reported a gain from debt restructuring of $164,627 for the six (6) months ended December 31, 1996, compared to a gain from debt restructuring of $201,814 for the six (6) months ended December 31, 1995. Due to a decrease in the operating results of the Casino Las Vegas, the Company reported minority interest expense of $(101,235) for the six (6) months ended December 31, 1996, compared to a minority interest expense of $(177,070) for the six (6) months ended December 31, 1995.

     As a result of the foregoing, the Company reported a net income for the six (6) months ended December 31, 1996 of $1,153,178, compared to a net loss for the six (6) months ended December 31, 1995 of $(248,145), which translates into a net income per share of $0.88 based on 1,306,525 weighted average shares outstanding for the six (6) months ended December 31, 1996 and a net loss per share of $(0.02), based on 1,004,051 weighted average shares outstanding for the six (6) months ended December 31, 1995.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in the following pending legal proceedings. On December 18, 1996, the United States Bankruptcy Court confirmed Casinos U.S.A., Inc.'s Plan of Reorganization under Chapter 11. As a result of the Plan's confirmation and the restructuring of the indebtedness owed by the Company to Astraea Investment Management, L.P., it is anticipated that all of the legal proceedings described in the below-listed items one through three will be dismissed. See footnotes to financial statements.

     1) ASTRAEA INVESTMENT MANAGEMENT, L. P., AS TRUSTEE VS. GLOBAL CASINOS, INC., ET. AL, Cause Number 94-02487 in the District Court of Dallas County, Texas, 116th Judicial District.

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

         The Company admits making the promissory notes to the Plaintiff which have the approximate principal balance of $680,000, although the Company believes it may have some defenses and offsets. The Company is in the process of attempting to renegotiate and restructure this indebtedness to amortize it within the parameters of projected future cash flow. However, there can be no assurance that the creditors will agree to any such restructuring. As of the date of this report, the matter is still pending and in the opinion of management there exists a high probability that if the matter goes to trial it will result in the entry of an adverse judgment against the Company for the full amount of the outstanding principal balance due on the note, accrued default interest, attorneys' fees and other costs of collection. Such a judgment would have a material adverse impact upon the Company, its assets and operations.

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

         In July, 1995, Ms. Montrose commenced a foreclosure proceeding against the Bull Durham by the Gilpin County Public Trustee. Ms. Montrose was joined by Long & Jaudon, P.C., Richard C. Frajola, Francine M. Frajola, Marian Johnson, Mary E. Goodwin and Virginia G. Norris, all as beneficiaries of deeds of trust securing promissory notes in default. The foreclosure sale was scheduled to take place October 19, 1995. Negotiations to resolve the dispute and restructure the debt failed, and Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on October 18, 1995 ("Bankruptcy Proceeding"). As a result of the confirmation of the Casinos U.S.A. Plan, the obligations have been restructured and the promissory note in the original principal amount of $2,546,460 has been converted.

     3) ANGELL & DEERING V. CASINOS, U.S.A., INC. AND GLOBAL CASINOS, INC., Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

         The Company and Casinos U.S.A. were named as defendants in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and quantum meruit based upon accounting services provided to Casinos U.S.A.. The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A. disputes the damages claimed. In May, 1996, all parties reached a settlement whereby Casinos U.S.A. agreed to an allowed unsecured claim for the plaintiff in the bankruptcy proceeding in the amount of $30,000. The Company purchased this claim in consideration for an initial payment of $10,000 and a guarantee of future payments from the Plan of Reorganization totalling $20,000. The settlement further provides for dismissal of the lawsuit once Angell & Deering have been paid the total sum of $30,000.

     4) IN RE CASINOS U.S.A., INC., Case No. 95-20864 MSK, in the United States District Court for the District of Colorado.

         Casinos U.S.A. was in default under all of its secured obligations encumbering the Bull Durham. Civil actions were initiated to foreclose upon the junior liens. The efforts of the Company to negotiate restructured terms for the repayment of the foregoing secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On December 18, 1996, the Bankruptcy Court confirmed Casinos' Second Amended Plan of Reorganization.

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

     5)  SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         During 1995 and 1996, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. On January 13, 1997, the Company was notified that the SEC staff intends to recommend that the Commission bring an action against the Company and two of its former officers and directors for alleged violations of securities laws. The Company has begun informal negotiations with the SEC staff but there can be no assurance as to the final outcome of the investigation.

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

         The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. In June, 1996, the holder of 125,000 shares of Mandatory Redeemable Preferred Stock in default agreed to convert the preferred shares into Common Stock at a conversion of $1.125 per share; provided, however, that the Company issue additional shares of Common Stock to reduce the conversion price to $1.00 per share depending upon the public trading price of the Common Stock over a 90-day period, and provided that the holder waive all interest accrued and accept no reduction in the exercise price of D Warrants. At June 30, 1996, 44,250 shares of Mandatory Redeemable Convertible Preferred Stock remain outstanding, and the Company remains in default on its mandatory redemption obligation. During the three (3) months ended December 31, 1996, 17,500 shares of Mandatory Redeemable Convertible Preferred Stock in default was converted into Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of securityholders during the three months ended December 31, 1996.

ITEM 5.  OTHER INFORMATION
         None
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GLOBAL CASINOS, INC.



Dated:         2/18/97             By:  /s/ Stephen G. Calandrella
           ----------------             ------------------------------
                                        Stephen G. Calandrella
                                        Interim President



Dated:        2/18/97              By:  /s/ Pete Bloomquist
           ----------------             ------------------------------
                                        Pete Bloomquist
                                        Chief Financial Officer