Form 10QSB
period 1997-03-31
GLOBAL CASINOS INC
filed 1997-05-06
CIK 727346

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                For the transition period from               to
                                      ----------       ----------
                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
                             --------------------
       (Exact Name of Small Business Issuer as specified in its Charter)

      Utah                                               84-0340206
      ----                                               ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

       1777 South Harrison Street, The Skydeck, Denver, Colorado  80210
       ----------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)

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

As of May 2, 1997, 1,400,811 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes /  /  No /X/

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements

                    Balance Sheet at March 31, 1997 (unaudited) and June 30,
                    1996

                    Statement of Operations for the Three Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)


                    Statement of Operations for the Nine Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)


                    Statement of Cash Flows for the Nine Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

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

          Item 3.   Default Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Balance Sheet at March 31, 1997, Statement of Operations for the Three Months and Nine Months Ended March 31, 1997 and March 31, 1996, and Statement of Cash Flows for the Nine Months Ended March 31, 1997 and March 31, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                              March 31,      June 30,
                                                1997           1996
                                             (unaudited)
                                          -------------   -------------
ASSETS
Current assets:
  Cash                                    $   1,458,185   $     887,374
  Receivables, related parties                    4,097          23,511
  Accounts receivable, net of
     allowance for doubtful
     accounts of $8,500 at
     March 31, 1997 and $4,000
     at June 30, 1996                            62,348          73,884
  Prepaid expenses and other                     69,484          29,459
  Current portion of notes receivable            56,412          53,734
                                          -------------   -------------
Total current assets                          1,650,526       1,067,962

Note and interest receivable, subject
  to cancellation due to Chapter 11
  Bankruptcy                                                  1,217,588

Land, buildings and equipment:
  Land                                          531,715         531,715
  Building                                    3,913,510       3,913,510
  Equipment                                   2,613,396       1,998,414
                                          -------------   -------------
                                              7,058,621       6,443,639
  Accumulated depreciation                   (1,507,086)     (1,120,353)
                                          -------------   -------------
Net land, buildings and equipment             5,551,535       5,323,286

Other assets, net of amortization of
  $38,272 at March 31, 1997 and
  $31,002 at June 30, 1996                       82,378          62,841
Leasehold and contract rights, net of
  amortization of $973,724 at March 31,
  1997 and $714,124 at June 30, 1996          2,137,801       2,414,276
Notes receivable, net of current portion,
  including receivables in default
  and note receivable from a related
  party for $372,568 which includes
  an interest receivable of $15,568             831,575         501,659
                                          -------------   -------------
Total assets                              $  10,253,815   $  10,587,612
                                          =============   =============

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)
                                              March 31,      June 30,
                                                1997           1996
                                             (unaudited)
                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, includes related
     party payables of $22,921 at
     March 31, 1997 and $143,245
     at June 30, 1996                     $     443,005   $     735,437
  Accrued expenses                            1,185,385         784,817
  Accrued interest                              123,202         231,775
  Notes payable, related parties                 47,158          52,158
  Current portion of long-term debt
     including debt in default                  569,094         998,021
  Mandatory redeemable convertible
     Class A preferred stock,
     in default                                  53,500          88,500
                                          -------------   -------------
Total current liabilities                     2,421,344       2,890,708

Liabilities subject to compromise                             5,085,705
Long-term debt, less current portion          3,768,111          52,266
                                          -------------   -------------
Total liabilities                             6,189,455       8,028,679
                                          -------------   -------------
Minority interest                                40,134          17,969
                                          -------------   -------------
Commitments and Contingencies:
Stockholders' equity:
  Class A preferred stock -
     Convertible nonvoting,
     $2 par value:
     Authorized - 10,000,000 shares;
     issued and outstanding -
     147,750 shares at March 31, 1997
     and
     688,500 shares at June 30, 1996            268,538       1,251,361
  Common stock - $.05 par value:
     Authorized - 5,000,000 shares;
     issued and outstanding -
     1,400,811 shares at
     March 31, 1996 and
     1,283,419 shares at June 30, 1996
     (restated to reflect 1-for-10 of
     stock effected on
     November 18, 1996)                          66,021          64,494
  Additional paid-in capital                  8,910,029       7,819,454
  Accumulated deficit                        (5,220,362)     (6,594,345)
                                          -------------   -------------
Total stockholders' equity                    4,024,226       2,540,964
                                          -------------   -------------
Total liabilities and
  stockholders' equity                    $  10,253,815   $  10,587,612
                                          =============   =============
See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended March 31,
                                                1997           1996
                                             (unaudited)    (unaudited)
                                          -------------   -------------
Revenues:
  Casino                                  $   2,841,527   $   2,107,195
  Food and beverage                              80,260         122,832
  Other                                          38,969           1,089
                                          -------------   -------------
                                              2,960,756       2,231,116
                                          -------------   -------------
Expenses:
  Operating,
     general and administrative               2,411,133       1,731,776
  Depreciation                                  132,769         107,365
  Amortization                                   98,555          98,065
                                          -------------   -------------
                                              2,642,457       1,937,206
                                          -------------   -------------
Income from operations                          318,299        293,910
                                          -------------   -------------
Other income (expense):
  Interest income                                25,152          41,503
  Interest expense (contractual
     interest of $227,955 (1996))               (81,637)       (227,955)
                                          -------------   -------------
                                                (56,485)       (186,452)
                                          -------------   -------------
Income (loss) before minority interest          261,814         107,458
                                          -------------   -------------
Minority interest in
  income of subsidiary                          (41,009)        (10,399)
                                          -------------   -------------
Net income                                $     220,805   $      97,059
                                          =============   =============

Net income per share                              $0.16           $0.08
                                          =============   =============

Weighted average number of shares
  outstanding (restated to reflect
  1-for-10 reverse split of
  stock effected on November 18, 1996)        1,374,144       1,222,250
                                          =============   =============


See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Nine Months Ended March 31,
                                                1997           1996
                                             (unaudited)    (unaudited)
                                          -------------   -------------
Revenues:
  Casino                                  $   6,957,063   $   5,651,222
  Food and beverage                             267,317         302,348
  Other                                          83,569           5,691
                                          -------------   -------------
                                              7,307,949       5,959,261
                                          -------------   -------------
Expenses:
  Operating, general and administrative       6,371,546       5,119,343
  Depreciation                                  386,733         321,800
  Amortization                                  280,475         275,445
                                          -------------   -------------
                                              7,038,754       5,716,588
                                          -------------   -------------
Income from operations                          269,195        242,673
Other income (expense):
  Interest income                                38,134         114,615
  Interest expense                             (237,991)       (522,719)
                                          -------------   -------------
                                               (199,857)       (408,104)
Income (loss) before reorganization
  items, extraordinary items and
  minority interests                             69,338        (165,431)
                                          -------------   -------------
Reorganization items:
  Interest earned on accumulated cash
     resulting from Chapter 11
     proceedings                                  7,608               -
  Professional fees                             (11,111)              -
                                          -------------   -------------
                                                 (3,503)              -
  Income (loss) before minority
     interest and extraordinary items            65,835        (165,431)
  Extraordinary gain from
     debt restructuring                       1,450,392         201,814

Minority interest in income of a
  subsidiary                                   (142,244)       (187,469)
                                          -------------   -------------
Net income (loss)                         $   1,373,983   $    (151,086)
                                          =============   =============
Net income (loss) per share                       $1.03          $(0.14)
                                          =============   =============

Weighted average number of shares
  outstanding (restated to reflect
  1-for-10 reverse split of
  stock effected on November 18, 1996)        1,329,065       1,079,840
                                          =============   =============

See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Nine Months Ended March 31,
                                                1997           1996
                                             (unaudited)    (unaudited)
                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by
  operating activities                    $     786,359   $     558,673
                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets                                    (23,537)         (2,637)
Purchase of equipment                          (616,981)       (133,226)
Note receivable                                (372,566)              -
Proceeds from sale of equipment                   1,999               -
Collections on notes receivable                  39,972          57,464
Distribution to minority interest              (110,896)
                                          -------------   -------------
Net cash used in investing activities        (1,082,009)        (78,399)
                                          -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes                    (601,159)       (266,429)
Borrowings against notes payable              1,467,620           1,160
Redemption of preferred stock                                    (8,140)
Proceeds from issuance of common stock               -          137,514
                                          -------------   -------------
Net cash provided by (used in)
  financing activities                         866,461         (135,895)
                                          -------------   -------------
Net increase in cash                            570,811         344,379

Cash, beginning period                          887,374         564,996
                                          -------------   -------------
Cash, end period                          $   1,458,185   $     909,375
                                          =============   =============

Supplemental cash flow information:
  Cash paid for interest                  $      66,467   $     275,283
                                          =============   =============

Supplemental disclosure of non-cash
investing and financing activities:

Debt converted to common stock:           $     109,279   $           -
                                          -------------   -------------
                                          $     109,279   $           -
                                          =============   =============
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino
  Las Vegas in exchange for the
  Company's interest in Casino
  Lazurnaya:
  Assets and liabilities exchanged:
     Accounts receivable                  $           -   $     (55,753)
     Equipment, net                                   -        (515,262)
     Leasehold and contract rights                    -        (516,832)
     Accrued expenses                                 -          17,388
  Assets acquired and liability released:
     Note receivable                                  -         200,000
     Accounts payable                                 -          45,459
                                          -------------   -------------
  Leasehold and contract rights           $           -   $     825,000
                                          =============   =============

See accompanying notes.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

    The accompanying financial statements have been prepared assuming that Global Casinos, Inc. (the "Company") will continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on approximately $400,000 of its loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

    Management is currently in the process of renegotiating its current debts in order to extend the maturities, and Casinos U.S.A., Inc., a wholly-owned subsidiary, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to prevent the foreclosure of its Bull Durham property.
Casinos U.S.A. received U.S. Bankruptcy Court approval for its Plan of Reorganization under Chapter 11 on December 18, 1996. Management believes that between anticipated improvements in casino operations and debt restructuring, it will have the necessary capital to continue operations.

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

    BPJ HOLDINGS N.V.("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

    GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited Liability Company which operates the Pelican Casino located on the island of St. Maarten in
    the Netherlands Antilles.   Pelican operates the casino under a Management
    and Operating Lease Agreement.

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

    RECLASSIFICATIONS

    Certain amounts reported in the 1996 interim financial statements have been reclassified to conform to classifications in the 1997 interim financial statements.

2.  BANKRUPTCY OF CASINOS U.S.A., INC.

    Casinos U.S.A. ("Debtor") was in default under all of its secured obligations encumbering the Bull Durham. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
Since October 18, 1995, Casinos U.S.A. continued to operate the Bull Durham as debtor-in-possession. Under Chapter 11, claims against the Debtor in existence prior to the Chapter 11 filing of the petition are stayed while the Debtor formulates and obtains confirmation of a Plan of Reorganization. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. The Court confirmed the Debtor's Second Amended Plan of Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan is thirty (30) days after confirmation.

    As a result of the Court's approval and confirmation of the Debtor's Plan, the Company recognized an extraordinary gain on the extinguishment of debt of $1,285,765.

    Condensed financial information for Casinos U.S.A. is as follows:

                                              March 31,      June 30,
                                                1997           1996
                                             (unaudited)
                                          -------------   -------------
BALANCE SHEET INFORMATION:
Current assets                            $     419,446   $     459,363
Net land, buildings and equipment             3,943,000       4,048,618
Note receivable, subject to cancellation             -        1,217,588
Intercompany receivables                         91,044         212,063
                                          -------------   -------------
Total assets                              $   4,453,490   $   5,937,632
                                          =============   =============

Accounts payable and accrued
  expenses, not subject to
  compromise, all current                 $      68,774   $      50,884
Current portion of long-term debt                69,788               -
Liabilities subject to compromise:
  Secured claims                                      -       4,941,248
  Unsecured priority and
     non-priority claims                              -         144,457
Intercompany liabilities                              -       1,368,148
Secured inter-company debts                      20,150               -
Long-term debt                                2,600,433               -
                                          -------------   -------------
Total liabilities                             2,759,145       6,504,737

Shareholder's earnings (deficit)              1,694,345        (567,105)
                                          -------------   -------------
                                          $   4,453,490   $   5,937,632
                                          =============   =============

OPERATING INFORMATION:
Net revenues                              $   1,827,400   $   1,958,349
Total operating expenses                      1,669,051       1,712,996
                                          -------------   -------------
Income from operations                          158,349         245,353
Interest income                                   3,418          96,781
Interest expense                               (142,795)       (477,489)
Net reorganization items                         (3,503)        (32,449)
Gain from reorganization                      1,987,801               -
                                          -------------   -------------
Net income (loss)                         $   2,003,270   $    (167,804)
                                          =============   =============

     Intercompany receivables, liabilities, equity, income and expenses are eliminated in consolidation at June 30, 1996 and March 31, 1997. The Company does not anticipate any income taxes from the gain from reorganization due to the Company's net operating loss carryforwards.

     On December 18, 1996, the Bankruptcy Court confirmed the Company's Plan of Reorganization ("Plan"). The confirmed Plan requires the following:

     Creditors classified as holders of administrative claims, priority claims (including taxes and wages), and administrative convenience classes with a total amount of $95,690 are payable, in full, within thirty (30) days following the Effective Date of the Plan. At March 31, 1997, the Company had approximately $30,000 in unpaid legal fees, the debt to be retired once the Company has received the Bankruptcy Court's approval to issue payment.

     Creditors classified as holders of Senior Secured Debt in the total amount of $1,280,102 will receive new promissory notes totalling $1,101,647 and bearing interest at the rate of seven percent (7%), with monthly principal and interest payments of $7,329 due in January, 2004. The Promissory Notes are secured by a first deed of trust on real estate.

     Creditors classified as holders of Junior Secured Debt in the total amount of $3,257,170 ($1,217,588 of which represents debt included in a wrap-around mortgage which was cancelled pursuant to the terms of the Plan) will receive new promissory notes totalling $1,248,353 and bearing interest at the rate of nine-point-two percent (9.2%), with monthly principal and interest payments of $10,225 due in January, 2004. In addition, these creditors are allowed an unsecured claim of $50,000, which was paid within thirty (30) days following the Effective Date of the Plan.

     Creditors classified as holders of subordinated debt in the total amount of $329,626 ($258,180 of which is held by a related party) shall receive new promissory notes bearing no interest, payable out of available cashflow and due in January, 2004 or issuance of stock in the reorganized Debtor under the terms of the Plan. The claim of the related party in the amount of $258,180 will receive 100% of the outstanding stock of the reorganized Debtor. The remaining creditors will receive non-interest bearing promissory notes in the amount of $71,445.

     The Creditor classified as the holder of an Allowed Unsecured Claim (Class
     9) in the total amount of $403,976, which claim is secured by a security interest in equipment owned by the Debtor, will receive a new promissory note in the amount of $243,200 and bearing interest at the rate of ten percent (10%). The Debtor paid the Creditor the sum of $35,000 within thirty (30) days following the Effective Date of the Plan. Thereafter, the Debtor shall make thirty-five (35) monthly payments of $6,000, and one
     (1) balloon payment of all unpaid principal and interest. In addition, the Creditor shall be allowed a Class 11 unsecured claim, in the total amount of $75,000, such claim to be paid from available cashflow over a period not to exceed seven (7) years.

     The Plan also provides for an administrative convenience class for creditors holding allowed unsecured claims which do not exceed $1,500 or which exceed $5,150 and the holder thereof has elected to reduce their claim to $1,500. Creditors holding allowed Class 10 claims shall be paid 100% of their claims within the thirty (30) days following the Effective Date of the Plan. The total amount of Class 10 claims paid pursuant to the Plan was $15,721.12

     Creditors classified as holders of Allowed Unsecured Claims (Class 11) in the total amount of $123,380.05 were paid a pro rata amount of their allowed claims from a pool of $50,000.00 less amounts paid to the holders of Class 10 Allowed Unsecured Claims, in cash within thirty (30) days following the Effective Date. Approximately $35,000 of this amount was paid during the period ended March 31, 1997. The holders of Class 11 Allowed Unsecured Claims shall also receive noninterest bearing promissory notes for the remainder of their Allowed Claims payable within seven (7) years of the Effective Date of the Plan. The Debtor will make reasonable efforts to prepay the Class 11 promissory notes (pro rata with payments on the Class 12 promissory notes) from available net cash flow not otherwise committed under the Plan.

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

     By Letter Agreement dated July 31, 1996, the Company was able to renegotiate the terms of a $750,000 Convertible Note. The restructured terms call for the conversion price to be lowered from $30.00 per $1.00 loaned to $10.00 per $1.00 loaned. Interest on the Convertible Note was reduced from nine percent (9%) to seven percent (7%) and all prior accrued interest was waived which resulted in an extraordinary gain of $164,627 from debt restructuring. In addition, the Company shall assign its secured indebtedness on Casinos in the amount of $249,418 to the holder of the $750,000 Convertible Note as a principal reduction of this note. This Letter Agreement is effective upon the Effective Date of Casinos U.S.A.'s Bankruptcy Plan.

4.   STOCKHOLDERS' EQUITY

     On November 18, 1996, the Company effected a one-for-ten (1-for-10) reverse split of its securities pursuant to the prior authorization of its shareholders and Board of Directors.

     During the nine (9) months ended March 31, 1997, the Company issued 117,392 shares of Common Stock, consisting of 540,750 shares of Class A Preferred Stock, that were converted into 96,134 shares of Common Stock. The Company exchanged 21,258 shares of Common Stock for debt reduction of $109,279.

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 COMPARED TO JUNE 30, 1996

     The Company is organized as a holding company for several entities holding gaming-related properties. The independent auditors' report on the Company's June 30, 1996 consolidated financial statements contains an explanatory paragraph that discusses certain conditions that raise substantial doubt about the Company's ability to continue as a going concern. The Company has recurring operating losses and a working capital deficiency. In addition, the Company is in default on a significant amount of its loan proceedings, and Casinos U.S.A. has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Casinos U.S.A. received Bankruptcy Court approval for its Plan of Reorganization under Chapter 11 on December 18, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financings. If these efforts are successful, of which there can be no assurance, management believes that it will have the necessary capital to continue operations.

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

     The Company's balance sheet reflects an increase in current assets, a decrease in total assets and negative working capital. Specifically, current assets increased from $1,067,962 at June 30, 1996, to $1,650,526 at March 31, 1997, an increase of $582,564 or 54.5%. At March 31, 1997, the Company showed increases in cash of $570,811, or 64.3%, and prepaid expenses of $40,025, or 135.9%. Receivables, related parties, and accounts receivable collectively decreased $30,950, or 31.7%.

     At March 31, 1997, the Company's investment in property, plant and equipment increased by $614,982, or 9.5%, the majority of which is due to improvements in equipment and leasehold improvements at the Pelican Casino. Accumulated depreciation increased by $386,733, or 34.5%. Other assets increased by $19,537 or 31.1%. Leasehold and contract rights decreased by $276,475 due to amortization expense. Notes receivable increased by $372,566 due to a loan to a related party for development costs to explore gaming opportunities on the Internet. This was offset by $39,972 of collections on a note receivable.

     Current liabilities decreased from $2,890,708 at June 30, 1996, to $2,421,344 at March 31, 1997, or 16.2%. This decrease is comprised of an increase in accrued expenses of $400,568, the majority of which is attributable to the Pelican Casino.

     This increase is offset by a reduction in accounts payable of $292,432, mandatory redeemable preferred stock of $35,000, accrued interest of $108,573, notes payable to related parties of $5,000, and current portion of long-term debt including debt in default of $428,927.

     As a result of the foregoing increases in current assets and decreases in current liabilities, the Company's working capital deficit decreased from $(1,822,746) on June 30, 1996, to $(770,818) on March 31, 1997, a decrease of
$1,051,928, or 57.7%. The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During the nine (9) months ended March 31, 1997, the Company was able to negotiate the reduction of $109,279 of debt in exchange for 21,258 shares of Common Stock in satisfaction of this debt. During this period, the Company reported net income of $1,373,983. As a result of the foregoing, stockholders' equity increased from $2,540,964 on June 30, 1996, to $4,024,226 on March 31, 1997, an increase of $1,483,262, or 58.4%.

     Net cash used by investing activities for the nine (9) months ended
March 31, 1996 was $(78,399). This compares with net cash used by investing activities of $(1,082,009) for the nine (9) months ended March 31, 1997. For the nine (9) months ended March 31, 1996, the Company used $133,226 for the purchase of equipment and $2,637 for additions to other assets. This compares to $616,981 for the purchase of equipment, $23,537 for acquisition of other assets, the majority of which are attributable to Pelican Casino, $372,566 in notes receivable, and $110,896 in distribution to minority interest for the nine (9) months ended March 31, 1997. Offset against this, the Company received $57,464 of principal payments on its notes receivable for the nine (9) months ended March 31, 1996. This compares with principal payments on its notes receivable of $39,972 and proceeds from sale of equipment of $1,999 for the nine (9) months ended March 31, 1997.

     Net cash used by financing activities for the nine (9) months ended March 31, 1996 was $(135,895). This compares with net cash provided by financing activities of $866,461 for the nine (9) months ended March 31, 1997. Specifically, cash provided by financing activities for the nine (9) months ended March 31, 1996 was $137,514 realized from the exercise of Common Stock Purchase Warrants and stock offerings and $1,160 from borrowing against notes. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $266,429. This compares to proceeds from borrowings of $1,467,620 for the nine (9) months ended March 31, 1997. This was offset by debt payments of $601,159.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

     Other than the foregoing, Management knows of no other trends, events or uncertainties that will have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

RESULTS OF OPERATIONS--THREE (3) MONTHS ENDED MARCH 31, 1997 COMPARED TO THE
                    THREE (3) MONTHS ENDED MARCH 31, 1996

     For the three (3) months ended March 31, 1996, the Company's income consisted of revenues generated by the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba. In contrast, Bull Durham, Casino Las Vegas, Casino Masquerade, and the Pelican Casino in St. Maarten operated for the same period in 1997.

     Net revenues for the three (3) months ended March 31, 1996 were $2,231,116 based on casino revenues of $2,107,195, revenues from the sale of food and beverage of $122,832, and other revenue of $1,089. Net revenues for the three
(3) months ended March 31, 1997 were $2,960,756 comprised of casino revenues of $2,841,527, food and beverage of $80,260, and other revenues of $38,969.

     More specifically, net revenues at Casino Las Vegas and Casino Masquerade decreased from $1,738,546 at March 31, 1996 to $1,597,145 at March 31, 1997.
It is believed this decrease is a result of increased competition in these markets and the threat of an employee strike against a major airline carrier to the Caribbean. At March 31, 1996, net revenues from domestic operations were $492,570 from the Bull Durham and other revenue from domestic operations, compared to net revenues from domestic operations at March 31, 1997 of $634,756 from the Bull Durham and other revenue from domestic operations. In addition, at March 31, 1997 the Company had net revenues of $728,855 from the Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased from $1,731,776 for the three (3) months ended March 31, 1996 to $2,411,133 for the three (3) months ended March 31, 1997, an increase of 39.2%. The Pelican Casino added general and administrative expenses of $669,601 for the three (3) months ended March 31, 1997. Depreciation increased 23.6% and amortization increased 0.5% over the same period.

     Total operating expenses increased from $1,937,206 for the three (3) months ended March 31, 1996, to $2,642,457 for the three months ended March 31, 1997, an increase of 36.4%.

     As a result of the increase in net revenues, and an increase in operating expenses, income from operations increased 8.3% to income of $318,299 for the three (3) months ended March 31, 1997, from income of $293,910 for the three
(3) months ended March 31, 1996. Interest income decreased 39.4% while interest expense decreased 64.2% over the same period due to the Chapter 11 proceedings of Casinos U.S.A.. Income before minority interest increased from income of $107,458 for the three (3) months ended March 31, 1996, to income of $261,814 for the three (3) months ended March 31, 1997.

     Due to an increase in the minority interest's share of profits in Casino Las Vegas, the Company reported minority interest expense of $(41,009) for the three (3) months ended March 31, 1997, compared to a minority interest expense of $(10,399) for the three (3) months ended March 31, 1996.

     As a result of the foregoing, the Company reported net income for the three (3) months ended March 31, 1997 of $220,805, compared to net income for the three (3) months ended March 31, 1996 of $97,059, which translates into net income per share of $0.16 based on 1,374,144 weighted average shares outstanding for the three (3) months ended March 31, 1997 and net income per share of $0.08, based on 1,222,250 weighted average shares outstanding for the three (3) months ended March 31, 1996.

RESULTS OF OPERATIONS--NINE (9) MONTHS ENDED MARCH 31, 1997 COMPARED TO THE
                   NINE (9) MONTHS ENDED MARCH 31, 1996

     For the nine (9) months ended March 31, 1996, the Company's income consisted of revenues generated by the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba. Casino Lazurnaya in Sochi, Russia operated for the first 15 days of July, 1995. In contrast, for the nine (9) months ended March 31, 1997, the Company derived its income from revenues generated by the Bull Durham, Casino Las Vegas, and Casino Masquerade. The Pelican Casino in St. Maarten began operations in August, 1996.

     Net revenues for the nine (9) months ended March 31, 1996 were $5,959,261 based on casino revenues of $5,651,222, revenues from the sale of food of $302,348, and other income of $5,691. Net revenues for the nine (9) months ended March 31, 1997 were $7,307,949 comprised of casino revenues of $6,957,063, food and beverage of $267,317, and other revenues of $83,569.

     More specifically, net revenues at Casino Las Vegas and Casino Masquerade decreased from $4,386,313 at March 31, 1996 to $3,773,212 at March 31, 1997.
It is believed this decrease is a result of increased competition in these markets. Net Revenues in Sochi, Russia decreased from $24,485 at March 31, 1996 due to the disposition of this property in July, 1995. At March 31, 1996, net revenues from domestic operations were $1,548,463 compared to net revenues from domestic operations at March 31, 1997 of $1,827,400 from the Bull Durham and $19,000 in other revenue from domestic operations. In addition, at March 31, 1997 the Company had net revenues of $1,688,337 from Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses from $5,119,343 for the nine (9) months ended March 31, 1996 to $6,371,546 for the nine (9) months ended March 31, 1997, an increase of 24.5%. The Pelican Casino added general and administrative expenses of $1,569,433 for the nine (9) months ended March 31, 1997. Depreciation increased 20.2% and amortization increased 2.0% over the same period.

     Total operating expenses increased from $5,716,588 for the nine (9) months ended March 31, 1996, to $7,038,754 for the nine (9) months ended March 31, 1997, an increase of 23.1%.

     As a result of the increase in net revenues, and an increase in operating expenses, income from operations increased 10.9% to income of $269,195 for the nine (9) months ended March 31, 1997, from income of $242,673 for the nine (9) months ended March 31, 1996. Interest income decreased 66.7% while interest expense decreased 54.5% over the same period due to the Chapter 11 proceedings of Casinos U.S.A.. Income (losses) before reorganization items, extraordinary items, and minority interest increased from a loss of $(165,431) for the nine
(9) months ended March 31, 1996, to income of $69,338 for the nine (9) months ended March 31, 1997.

     For the nine (9) months ended March 31, 1997, the Company had net expenses from reorganization of $(3,503) and an extraordinary gain from reorganization of $1,285,765. The Company reported a gain from debt restructuring of $164,627 for the nine (9) months ended March 31, 1997, compared to a gain from debt restructuring of $201,814 for the nine (9) months ended March 31, 1996. Due to a decrease in the operating results of the Casino Las Vegas, the Company reported minority interest expense of $(142,244) for the nine (9) months ended March 31, 1997, compared to a minority interest expense of $(187,469) for the nine (9) months ended March 31, 1996.

     As a result of the foregoing, the Company reported net income for the nine
(9) months ended March 31, 1997 of $1,373,983, compared to a net loss for the nine (9) months ended March 31, 1996 of $(151,086), which translates into net income per share of $1.03 based on 1,329,065 weighted average shares outstanding for the nine (9) months ended March 31, 1997 and a net loss per share of $(0.14), based on 1,079,840 weighted average shares outstanding for the nine (9) months ended March 31, 1996.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain statements in this Quarterly Report on Form 10-QSB which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is currently involved in the following pending legal proceedings.

     1) Astraea Investment Management, L.P., as Trustee vs. Global Casinos, Inc., et. al,
          ----------------------------------------------------------
          Case Number 94-02498 in the District Court of Dallas County, Texas, 116th Judicial District.

               As previously reported, this matter had been brought by the holder of certain promissory notes made by the Company's wholly-owned subsidiary, Casinos U.S.A., Inc. ("Casinos U.S.A.") prior to its acquisition by the Company. The notes held by the Plaintiff were secured by a senior deed of trust against the Bull Durham Saloon and Casino ("Bull Durham") located in Black Hawk, Colorado. The Company had previously negotiated a settlement accord in which it guaranteed the obligation of Casinos U.S.A. and which resulted in a dismissal of the lawsuit. However, the Company was unable to meet a balloon payment which was due on August 31, 1994. As a result of that default, the Plaintiff filed a motion to reinstate the case in October, 1994.

               In May, 1995, the Company executed its Convertible Promissory
               Note in the original principal amount of $756,000.00 which note was convertible into shares of the Company's Common Stock at the rate of $3.00 per share. By agreement dated July 31, 1996, the Company and Astraea agreed to settle these claims remaining between the parties. Pursuant to the terms of the settlement, Astraea agreed to reduce the conversion rate to $1.00 per share and the interest rate of the note from 9% per annum to 7% per annum, and the Company agreed to, among other things, assign to Astraea the Company's secured claim in the Casinos U.S.A., Inc. Chapter 11 bankruptcy to reduce the principal balance of the note. The settlement was further subject to the Plan of Reorganization with Casinos U.S.A., Inc. being confirmed by the Bankruptcy Court, which occurred on December 18, 1996. The Company's agreements with Astraea are currently in the process of finalizing the assignment documents.

     2)   Angell & Deering v. Casinos, USA, Inc. and Global Casinos, Inc.,
          ----------------------------------------------------------------
          Case No. 95-CV-3289, in the Colorado District Court for the City and County of Denver.

               The Company and Casinos U.S.A. are named defendants in a civil action filed on July 20, 1995, in the Colorado District Court for the City and County of Denver. The Plaintiff is claiming amounts due for breach of contract and quantum meruit based upon accounting services provided to Casinos U.S.A.. The Plaintiff seeks damages in the amount of $60,099 plus interest and attorney's fees. The Company disputes its liability, and Casinos U.S.A. disputes the damages claimed. The litigation is stayed as to Casinos U.S.A. due to the Bankruptcy Proceeding. All parties reached a conditional settlement whereby Casinos U.S.A. agreed to an allowed unsecured claim for the plaintiff in the bankruptcy proceeding in the amount of $30,000. The Company purchased this claim in consideration for an initial payment of $10,000 and a guarantee of future payments from the Plan of Reorganization totalling $20,000. Upon payment of the remaining $20,000, the lawsuit pending in the Colorado District Court would be dismissed with prejudice. The Bankruptcy Court confirmed Casinos U.S.A.'s Plan of Reorganization on December 18, 1996, and, to date, the Company has paid the plaintiff $8,335 of the remaining $20,000.

     3)   In Re Casinos U.S.A., Inc.,
          ---------------------------
          Case No. 95-20864 MSK, in the United States District Court for the District of Colorado.

               Casinos U.S.A. is currently in default under all of its secured obligations encumbering the Bull Durham. Civil actions were initiated to foreclose upon the junior liens. The efforts of the Company to negotiate restructured terms for the repayment of the foregoing secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. has continued to operate the Bull Durham as debtor-in-possession. On December 18, 1996, the Bankruptcy Court confirmed Casinos U.S.A., Inc.'s Second Amended Plan of Reorganization (the "Plan"). The effective date of the Plan was thirty (30) days after confirmation.

     4)   Securities and Exchange Commission Investigation.
          ------------------------------------------------

               During 1995 and 1996, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. On January 13, 1997, the Company was notified that the SEC staff intended to recommend charging the Company and two of its former officers and directors with violations of securities laws. The Company is engaged in negotiations with the SEC staff concerning possible disposition of this matter. Based upon the content of these discussions, management believes that the outcome of the investigation will not have a material adverse effect on the Company, however, there can be no assurance that such will be the case.

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

     The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. In June, 1996, the holder of 125,000 shares of Mandatory Redeemable Preferred Stock in default agreed to convert the preferred shares into Common Stock at a conversion of $1.125 per share; provided, however, that the Company issue additional shares of Common Stock to reduce the conversion price to $1.00 per share depending upon the public trading price of the Common Stock over a 90-day period, and provided that the holder waive all interest accrued and accept no reduction in the exercise price of D Warrants. At June 30, 1996, 44,250 shares of Mandatory Redeemable Convertible Preferred Stock remain outstanding, and the Company remains in default on its mandatory redemption obligation. During the three (3) months ended March 31, 1997, 17,500 shares of Mandatory Redeemable Convertible Preferred Stock in default was converted into Common Stock.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three
(3) months ended March 31, 1997.

Item 5.   OTHER INFORMATION

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GLOBAL CASINOS, INC.



Dated:         05/06/97            By:  /s/ Stephen G. Calandrella
           ----------------             ------------------------------
                                        Stephen G. Calandrella
                                        Interim President



Dated:        05/06/97             By:  /s/ Pete Bloomquist
           ----------------             ------------------------------
                                        Pete Bloomquist
                                        Chief Financial Officer