Form 10KSB
period 1997-06-30
GLOBAL CASINOS INC
filed 1997-10-14
CIK 727346

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1997

                                       OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________________ to ________________________

Commission file number 0-15415

                               GLOBAL CASINOS, INC
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Utah                                                87-0340206
-----------------------------                          ---------------------
(State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                      Identification number

       4465 Northpark Drive, Suite 400, Colorado Springs, Colorado  80907
     ----------------------------------------------------------------------
     (Address of Principal Offices)                              (Zip Code)

Registrant's telephone number, including area code:     (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.005
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

The Registrant's revenues for the year ended June 30, 199 were $9,234,097.

As of September 30, 1997, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on NASDAQ, held by non-affiliates of the Registrant was approximately $5,165,490.

As of September 30, 1997, 1,400,811 shares of Common Stock of the Registrant were outstanding.

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

     PART III
     --------
     Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     Item 10   Executive Compensation.

     Item 11   Security Ownership of Certain Beneficial Owners and Management.

     Item 12   Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 1997.

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

     6. Incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993, as filed with the Commission on December 3, 1993;

     7. Incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994, as filed with the Commission on March 3, 1994;

     8. Incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994, as filed with the Commission on May 13, 1994;

     9. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1994, as filed with the Commission on June 10, 1994;

     10. Incorporated by reference from Casinos U.S.A., Inc.'s Corrected Second Amended Disclosure Statement, dated September 16, 1996, as filed with the Commission on October 31, 1996; and

     11. Incorporated by reference from the Company's Current Report on Form 8-K, dated August 1, 1997, as filed with the Commission on August 14, 1997.

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

          In the fall of 1993, the Company embarked upon an aggressive plan to acquire and develop casino properties both nationally and internationally. On September 20, 1993, the Company acquired 100% of the outstanding Common Stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP"). CGP owned two (2) real estate properties located in the limited stakes gaming district in Central City, Colorado. The properties, known as the Nitro Club and the Gas Light, which were never operational under the Company, were foreclosed upon in June, 1996. (See ITEM 2. DESCRIPTION OF PROPERTIES)

          On November 19, 1993, the Company acquired 100% of the outstanding Common Stock of Casinos U.S.A., Inc., a Colorado corporation ("Casinos U.S.A."), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine") in exchange for 253,500 of the Company's Common Stock. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino, located in Black Hawk, Colorado. Lincoln and Woodbine each operated casinos located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon owned and operated by Lincoln Corporation on May 31, 1994. Lillie's, the casino operated by Woodbine Corporation, was closed effective June 30, 1995 due to unprofitable operations. (See ITEM 2. DESCRIPTION OF PROPERTIES)

          Casinos U.S.A. also held an 80% interest in a joint venture ("International Joint Venture") which developed and operated gaming casinos in several international locations. Through the International Joint Venture, casinos have been developed and operated in Sochi, Russia and Bishkek, Kyrgyzstan. In Sochi, the International Joint Venture developed and operated Casino Lazurnaya located in the four-star Hotel Radisson Lazurnaya. In Bishkek, the International Joint Venture has developed and operates the Casino Las Vegas located on the second floor of the Restaurant Naryn.

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

          In April, 1994, the Company successfully purchased for $1,381,274 in cash a 66-2/3% interest in a holding company which, through a wholly-owned subsidiary, owns and operates Casino Masquerade located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherlands Antilles.

          By an Agreement dated June 27, 1995, and effective July 15, 1995 ("Dissolution Agreement"), the International Joint Venture (the "IJV") was dissolved. The Company assigned its interest in the Casino Lazurnaya and received all of the IJV's profit interest (61%) in Casino Las Vegas, the remaining 33-1/3% interest in Casino Masquerade, and a promissory note in the amount of two hundred thousand dollars ($200,000) secured by 20,000 shares of the Company's common stock. Giving effect to this transaction, the Company owns a 61% profit interest in Casino Las Vegas, 100% of the Casino Masquerade, and no residual interest in Casino Lazurnaya.

          In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more sites on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. The Company loaned $325,000 to Global Internet in exchange for a 10% promissory note. At June 30, 1997, the Company's investment Note and related interest and additional appointed $385,000.

          Management became aware that internet gaming could impair the Company's Colorado state gaming license. As a result, the Company initiated actions to divest itself of its investment in Global Internet. A separate board of directors of Global Internet was established, with no overlapping members of the Company's board, and the Company assigned its voting rights to a member of the Global Internet board, who is not related to the Company. The Company also entered into negotiations with First Entertainment, Inc. ("FEI"), an unrelated third party, whereby FEI would acquire the Company's investment in Global Internet.

          On May 11, 1997, the Company and FEI entered into an agreement whereby the Company will sell 1,500,000 of the 1,750,000 common shares of Global Internet owned by the Company, in exchange for 1,500,000 warrants, which will allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. The Company will also sell its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B Preferred Stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. The agreement was originally expected to close shortly after May 1997. However, the FEI shareholders have not yet approved the transaction, authorized an increase in FEI common stock to allow for the issuance of shares underlying the convertible preferred stock and warrants, or obtained long-term financing that would allow Global Internet to continue to develop entertainment and gaming sites.

          FEI is a thinly capitalized and thinly traded public entity which does not appear to currently have resources available to continue development of Global Internet. In September 1997, the Company was informed that completion of the transaction was contingent upon FEI shareholders' approval, for which a shareholders meeting is currently scheduled for November 1997. These factors raised concerns about the Company's ability to realize its investment in Global Internet. Management determined that it would be appropriate for the Company to fully expense its investment and allow for the receivables in Global Internet during the quarter ended June 30, 1997, although the sale may ultimately be consummated.

          FEI has represented to the Company that financing will be obtained and the transaction will be approved by the shareholders. Management believes that if this is to occur, the Company may be able to recognize a gain on its sale of Global Internet.

          Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with its options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1997 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1997, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1997, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1997.

          On August 1, 1997, the Company acquired 100% of the outstanding Common Stock of Anchorage-based Alaska Bingo Supply, Inc. ("ABS") and its related operations. ABS will be operated by the Company's wholly-owned subsidiary, Global Alaska Corporation ("Global Alaska").

          The Company purchased ABS for $4,400,000, of which $400,000 was paid in cash at closing, with the $4,000,000 balance in the form of a promissory note, bearing interest at eight percent (8%) and to be amortized monthly over a term of seven (7) years beginning in October, 1997. During the term of the note, the noteholder the option to convert up to $2,500,000 of the promissory note into shares of the Company's Common Stock at a price of ten dollars ($10) per share.

          In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from an affiliate. The promissory notes are due in equal monthly payments from January 1998 through April 1998. The promissory notes to third parties are secured by a note receivable by the Company. Interest on $200,000 of the notes is at 24% and interest on the remaining $225,000 (including the affiliate Note) is at 12%. Additionally, the holder of the $150,000, 12% note was issued warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants expire June 2000.

FINANCING
---------
          On May 31, 1994, the Company successfully closed a private placement of 9% Convertible Notes in which it sold, in the aggregate, $2,812,500 in Convertible Notes to a total of 33 accredited investors. In June, 1994, the Convertible Notes were automatically converted into 1,406,250 shares of Mandatory Redeemable ("Mandatory Redeemable") and Convertible and Class A Preferred Stock ("Preferred Stock") and Class D Common Stock Purchase Warrants ("D Warrants") which have since expired. The Preferred Stock is convertible into Common Stock of the Company at a conversion value of $20.00 per share (one share of Common Stock for ten shares of Preferred Stock). The Company had the obligation to redeem any Preferred Stock not yet converted at the rate of $2.00 per share on May 31, 1995. Due to a significant decline in the public trading price of the Company's Common Stock, none of the shares of Preferred Stock were converted, and the Company was obligated to complete the mandatory redemption on or before May 31, 1995, representing an aggregate redemption price of $2,812,500. As the Company lacked the capital necessary to redeem the outstanding shares of Preferred Stock, the Company entered into agreements with the holders of 1,233,000 of the outstanding shares of Preferred Stock, modifying the redemption and conversion terms of the Preferred Stock, such that the Company was released from its obligation to redeem the 1,233,000 shares of Preferred Stock, the conversion value was reduced from $20.00 per share to $11.25 per share (approximately .1778 shares of Common Stock for each share of Preferred Stock). During the year ended June 30, 1996, 544,500 shares of the modified Preferred Stock were converted into 96,790 shares of Common Stock. In July, 1995, the Company agreed to issue 28,125 shares of Common Stock upon this exercise of 28,125 D Warrants at $5.00 per share.

          The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. As a result, at June 30, 1995, there continued to be issued and outstanding 173,250 shares of Preferred Stock as to which the Company continued to be in default in its mandatory redemption obligation, representing an aggregate redemption obligation of $346,500, all of which was matured and in default, and 88,625 original D Warrants. Subsequent to June 30, 1995, the holder of 125,000 shares of Preferred Stock agreed with the Company to convert same into Common Stock at a conversion of $11.25 per share which was completed in June, 1996. The holder agreed to waive all interest accrued while the Company was in default of its mandatory redemption obligation and accepted no reduction in the exercise price of D Warrants. In July, 1996, 10,000 shares of the Mandatory Redeemable Preferred Stock was converted into Common Stock at a conversion of $11.25 per share, and 7,500 shares were converted into Common Stock at a conversion of $10.00 per share. As a result, at June 30, 1997, 26,750 shares of the original Mandatory Redeemable and Preferred Stock are outstanding and the Company continues to be in default of its mandatory redemption obligation (representing an aggregate redemption obligation of $53,500, all of which is matured and currently in default).

          On August 12, 1994 the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement registered for sale under the Securities Act of 1933, as amended (the "Securities Act") 42,780 shares held by existing shareholders, 195,750 shares issuable upon exercise of Class A Common Stock Purchase Warrants ("A Warrants"), 203,375 shares issuable upon exercise of Class B Common Stock Purchase Warrants ("B Warrants"), and 65,144 shares issuable upon exercise of Class C Common Stock Purchase Warrants ("C Warrants"). During the period of time that the Registration Statement was effective, A Warrants were exercised to purchase an aggregate of 67,500 shares of Common Stock at an exercise price of $10.00 per share, B Warrants were exercised to purchase an aggregate of 6,500 shares of Common Stock at an exercise price of $20.00 per share, and C Warrants were exercised to purchase an aggregate of 4,500 shares of Common Stock at an exercise price of $30.00 per share. As a result of those Warrant exercises, the Company received aggregate gross proceeds of $850,000. The Class A Warrants, B Warrants, and C Warrants expired on December 31, 1995.

          In June, 1995, the Company consummated the purchase of an aggregate of $937,204 in subordinated secured promissory notes held by sixteen (16) creditors of Casinos U.S.A.. Pursuant to the terms of the Promissory Note Purchase Agreements, the Company purchased the promissory notes and collateral security in consideration for the issuance of an aggregate of 124,961 shares of the Company's Common Stock, valued at $7.50 per share. The shares of Common Stock were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act contained in Section 4(2) thereof. In connection with the Promissory Note Purchase Agreements, the Company has agreed to register for resale under the Securities Act the shares of Common Stock issued in consideration of the Casinos U.S.A. Debt Purchase. The Registration Statement filed by the Company with the Securities and Exchange Commission on Form S-3 was declared effective on December 13, 1995.

          In October, 1996, the Company raised $630,250 through an offering of Units ("Units"), each Unit consisting of one (1) eight percent (8%) $1,000 convertible Promissory Note ("Promissory Note"), 200 Class E Common Stock Purchase Warrants ("E Warrants"), 200 Class F Common Stock Purchase Warrants ("F Warrants"), and 200 Class G Common Stock Purchase Warrants ("G Warrants"). The Promissory Note is convertible to common stock at $5.00 per $1.00 loaned and the Promissory Notes are due October 31, 1998. The Class E Warrants, F Warrants and G Warrants are exercisable at $6,00, $7.00, and $8.00, respectively.

          In January, 1997, the Company borrowed $32,000 in 10% notes, $21,000 of which was from related parties, which were due in September, 1997. The Company is currently in default on these notes.


INTERNATIONAL GAMING INTERESTS
------------------------------
          CASINO LAS VEGAS: BISHKEK, KYRGYZSTAN
          -------------------------------------
          Through the International Joint Venture, the Company's subsidiary, Global International, developed and operated the Casino Las Vegas located in the Naryn Restaurant, in Bishkek, Kyrgyzstan. Global International held an eighty percent (80%) interest in the International Joint Venture which in turn held a sixty-one percent (61%) profit interest in the Casino Las Vegas.
Casino Las Vegas is operated under a lease with the Naryn Restaurant pursuant to which the restaurant owner retains the remaining thirty-nine percent (39%) profit interest. Under the terms of the Dissolution Agreement, Global Casino Group, Inc. and Global International both assigned their interests in Casino Las Vegas and the lease under which the casino operates to the Company. As a result, the Company held a net sixty-one percent (61%) profit interest in Casino Las Vegas. At September, 1996, pursuant to the terms of the Joint Venture Agreement, the Company's profit interest was reduced to fifty percent (50%).

          CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES
          ----------------------------------------------
          In April, 1994, the Company purchased a sixty-six and two-thirds percent (66-2/3%) interest in a holding company which, through a wholly-owned subsidiary, owns and operates a casino located in the Radisson Aruba Resort and Casino located on the Caribbean island of Aruba, Netherlands Antilles. Casino Masquerade is open and operational, and the Company has upgraded many of the gaming devices on location and invested in additional leasehold improvements. Pursuant to the Dissolution Agreement, the Company acquired the remaining thirty-three and one-third percent (33-1/3%) interest in Casino Masquerade. As a result, the Company presently owns 100% of the Casino Masquerade.

          PELICAN CASINO:  ST. MAARTEN, NETHERLANDS ANTILLES
          --------------------------------------------------
          The Company leases the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. The Company paid 39% of the net casino profits, as defined, to the JVP until the Company recouped its original investment plus interest, which occurred in September 1996. Beginning in September 1996, the Company began paying 50% of the net casino profits to the JVP. In addition, the Company has an agreement with an unrelated entity whereby after the Company has received $500,000 in profits, it shall pay 10% of its share of the net profits to this entity

          In order to fund this project, the Company borrowed $165,000 from an affiliate, which the Company used to establish the casino's bankroll of $165,000.


DOMESTIC GAMING INTERESTS
-------------------------
          BULL DURHAM SALOON AND CASINO: BLACK HAWK, COLORADO
          ---------------------------------------------------
          The Company, through its wholly-owned subsidiary Casinos U.S.A., owns the Bull Durham Saloon and Casino (the "Bull Durham"). The Bull Durham is located in Black Hawk, Colorado and currently operates as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull Durham commenced gaming operations in February, 1993. The Bull Durham operates under a gaming license issued to the Company. Casinos U.S.A. ("Debtor") was in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. continued to operate the Bull Durham as debtor-in-possession. The Court confirmed the Debtor's Second Amended Plan of Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan is thirty (30) days after confirmation. (See ITEM 2. DESCRIPTION OF PROPERTIES)

          NITRO CLUB - GAS LIGHT: CENTRAL CITY, COLORADO
          ----------------------------------------------
          The Nitro Club and Gas Light properties are located in the limited stakes gaming district in Central City, Colorado. Owned by the Company's subsidiary, CGP, the Nitro Club and the Gas Light were never operated as gaming facilities by the Company.

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

          On January 25, 1996 the Company reached an agreement with the first note holder on the Gas Light property to stay the foreclosure that was initiated by the note holder. On March 7, 1996 a second mortgage holder on the Nitro Club property initiated a foreclosure action. The Company was unsuccessful in its attempts to settle this obligation and the note holder foreclosed and assumed the obligations of the first mortgage holder. Because the Company was unable to settle the Nitro Club obligations it ceased to make the mortgage payments on the Gas Light notes payable. The statutory periods within which the Company had the right to redeem the Gas Light and Nitro Club out of foreclosure expired in June, 1996. (See ITEM 2. DESCRIPTION OF PROPERTY)


EMPLOYEES
---------
          The Company presently has six (6) full time employees: Stephen G. Calandrella, Interim President; Peter Bloomquist, Chief Financial Officer; George C. Garman, General Manager of Casino Masquerade; Dale Sterner, General Manager of Casino Las Vegas; Daniel Scherer, General Manager of Bull Durham Saloon and Casino; and one clerical staff.

          Mr. Martindale was employed by the Company pursuant to the terms of a three-year employment contract, which expired in November, 1996 and which was not renewed by the Company. Mr. Martindale's contract provided for payment of base salary in the amount of $8,000 per month, subject to certain increases of up to $10,000 per month. Mr. Martindale was also entitled to receive further incentive compensation based upon the Company's net income from international gaming operations.

          In consideration for his services as Interim President, the Company resolved to grant and issue to Mr. Calandrella the following: 1) For each month of service, beginning October 1, 1995 and ending June 30, 1996, a number of shares of the Company's Common Stock, $0.05 par value, which, when multiplied by the closing bid price of the Company's Common Stock as quoted on NASDAQ on the date of issuance, equals $5,000; that such shares of Common Stock shall be "restricted securities" under the Securities Act of 1933, as amended; and 2) Incentive stock options granted under the Company's Stock Incentive Plan, exercisable for a period of five (5) years to purchase, in the aggregate, 150,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. Of such incentive stock options, 50,000 shall be immediately vested and exercisable, and the remaining 100,000 incentive stock options shall vest ratably over two (2) years, subject to Mr. Calandrella continuing to serve as an executive officer or key employee of the Company, with 50,000 incentive stock options vesting on October 13, 1996 and 50,000 incentive stock options vesting on October 13, 1997. Effective January 1, 1997, the Company resolved to pay base compensation to Mr. Calandrella in the amount of $4,000 per month.

          Mr. Bloomquist is employed by the Company pursuant to the terms of a three (3) year employment contract which expired in July, 1997 and provided for payment of base compensation in the amount of $7,500 per month. Mr. Bloomquist is also eligible to receive incentive stock options, subject to vesting, under the Company's 1993 Stock Incentive Plan.

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

          Mr. Scherer is employed by the Company as General Manager of the Bull Durham Saloon and Casino pursuant to a one (1) year employment contract, which automatically renews for two (2) successive years and provides for payment of base compensation in the amount of $5,000 per month. Mr. Scherer is also eligible to receive incentive stock options subject to vesting, under the Company's 1993 Stock Incentive Plan. In addition, Mr. Scherer shall be paid an annual bonus equal to two and one-half percent (2-1/2%) of the net income of the Bull Durham Saloon and Casino in excess of $150,000.

          Ms. Rose was employed by the Company as Director of Marketing of Casino Masquerade pursuant to a three (3) year employment contract which would expire in December, 1998, which provided for payment of a base annual compensation of $37,500. Ms. Rose resigned her position with the Company in November, 1996.

          Casino Masquerade currently operates with a total of 70 employees. Because of the requirements of Aruban law, the staffing levels cannot be decreased during the slower summer season, and as a result the company expects the size of the labor force to remain relatively constant year round.

          Pelican Casino currently operates with a total of 50 full-time employees.

          The Bull Durham currently employs 20 persons. During the peak summer season, employment typically increases by a total of 15 employees.

          Casino Las Vegas currently employs 48 persons.


CONSULTANTS
-----------
          The Company relies upon the services of independent consultants, including its local accountants and local attorneys in the jurisdictions in which the Company holds or plans to develop its international gaming interests.


COMPETITION
-----------
          INTERNATIONAL
          -------------
          There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently eleven (11) casinos on the island of Aruba, Netherlands Antilles and eight (8) casinos on the island of St. Maarten, Netherlands Antilles. These Caribbean resort islands have few barriers to entry of new participants in the gaming business. The Company is aware of four other operating casinos in Bishkek, Kyrgyzstan. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

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


REGULATION
----------
          INTERNATIONAL
          -------------
          Ownership and operation of gaming establishments in each foreign jurisdiction where the Company has operations are regulated by local authorities. In virtually all jurisdictions in which the Company plans to operate casinos, the Company will be required to obtain a Certificate of Authority to conduct business in that jurisdiction, as well as numerous licenses, including gaming licenses, tax licenses, liquor licenses and the like. Each jurisdiction maintains its separate regulatory environment with discrete requirements and approvals necessary.

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

          Aruba and St. Maarten are independent nations comprising part of the Netherlands Antilles along with Curacao and Bonnaire. The islands have experienced accelerated international recognition as a premier Caribbean resort destination, hosting millions of tourists each winter season. An advantage to be gained by the Company acquiring the Casinos in the Caribbean is the counter-cyclic effect that its high winter season would have with the Company's domestic operations. Typically, Caribbean destination resorts experience the highest concentration of tourism from December through April of each year.

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


ITEM 2.   DESCRIPTION OF PROPERTIES
-------   -------------------------

          CORPORATE OFFICES: COLORADO SPRINGS, COLORADO
          ---------------------------------------------
          The Company's corporate headquarters were relocated to 4465 Northpark Drive, Suite 400, Colorado Springs, Colorado 80907, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, but is negotiating lease terms with the affiliate.

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

          Net income generated from gaming operations at the casino was divided sixty-one percent (61%) to the Company and thirty-nine percent (39%) to the Corporation Restaurant Naryn through September 1996, and 50%.

          CASINO MASQUERADE:  ARUBA, NETHERLAND ANTILLES
          ----------------------------------------------
          On April 29, 1994, the Company closed upon a definitive Stock Purchase Agreement purchasing a net sixty-six and two-thirds percent (66-2/3%) interest in the Casino Masquerade which is located in the recently renovated Radisson Aruba Caribbean Resort and Casino on the Caribbean resort island of Aruba, Netherlands Antilles. The Aruba Caribbean Resort and Casino (the "Hotel") is owned by the Dutch Hotel and Casino Development Corporation N.V., an Aruba corporation ("Dutchco") and operates under an October 11, 1992 Management Agreement with Radisson Hotel Corporation. Dutchco holds a gaming permit issued by the Nation of Aruba which authorizes it to operate a gaming casino on the premises. Under the authority of its Gaming License, Dutchco has leased the casino to Global Entertainment Group N.V., an Aruba corporation ("Global Entertainment") which, since 1993, has operated the casino under an exclusive lease which has a term of five (5) years with automatic one (1) year extensions thereafter.

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

          The Casino has been fully operational since December, 1993, when extensive renovations to the Hotel were completed. Operations at the casino currently consist of one hundred fifty-five (155) slot machines, six (6) black jack tables, two (2) roulette wheels, two (2) Caribbean Stud tables, three (3) Let it Ride tables, and one (1) craps table. The casino also serves liquor and provides a limited food service. In September, 1997, the Company was informed that Dutchco contemplates closing the property from March, 1998 through December, 1998 to conduct extensive renovations. The Company and Dutchco are currently negotiating the Company's rights under the operating lease agreement.

          PELICAN CASINO:  ST. MAARTEN, NETHERLANDS ANTILLES
          --------------------------------------------------
           Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with its options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1997 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1997, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1997, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1997.

          BULL DURHAM SALOON AND CASINO: BLACK HAWK, COLORADO
          ---------------------------------------------------
          The Bull Durham Saloon and Casino ("Bull Durham") was acquired by Casinos U.S.A., Inc. ("Casinos U.S.A.") in 1992 for a purchase price of $3.5 million. Casinos U.S.A. owns the real property and improvements subject to numerous security interests. The Bull Durham consists of approximately 4,700 square feet and currently operates one hundred and thirteen (113) slot machines and two (2) black jack tables. The casino also holds a retail liquor license issued by the State of Colorado, and offers a limited food service in addition to beverages. The Company is currently exploring options to expand this property.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          The Company is currently involved in the following pending legal proceeding:

          SECURITIES AND EXCHANGE COMMISSION INVESTIGATION.
          -------------------------------------------------
          During 1995 and through 1997, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. On January 13, 1997, the Company was notified that the SEC staff intended to recommend initiation of administrative procedures for a Cease and Desist Order against the Company and two of its former officers and directors with violations of certain provisions of federal securities laws. The Company has engaged in negotiations with the SEC staff concerning possible disposition of this matter. Based upon the content of these discussions, management believes that the outcome of this matter will not have a material adverse effect on the business of the Company, however, there can be no assurance that such will be the case.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1997.



                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------
          The outstanding shares of Common Stock are traded over-the-counter and traded on the NASDAQ SmallCap Market under the symbol "GBCS". The reported high and low bid and ask prices for the Common Stock are shown below for the period from July 1, 1996 through September 30, 1997:

                                       Bid                        Ask
                                       ---                        ---
                                  High       Low            High        Low
                                  ----       ---            ----        ---
     1996 Fiscal Year
          First Quarter          7.50        4.06           7.81        5.31
          Second Quarter         6.25       1.88            6.88       2.50
          Third Quarter          4.06       1.88            4.69       2.19
          Fourth Quarter         13.44      3.13             13.44     3.13

     1997 Fiscal Year
          First Quarter          7.50        3.75           8.125       4.375
          Second Quarter         4.688      3.125           5.00       3.438
          Third Quarter          4.25       2.25            4.75       2.75
          Fourth Quarter         3.625      2.625            3.875     2.875

          The bid and ask prices of the Company's Common Stock as of September 30, 1997 were 3.625 and 3.75 respectively, as reported on NASDAQ. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 1997, there were approximately 917 record owners of the Company's Common Stock.

          The Company's Board of Directors may declare and pay dividends on outstanding shares of Common Stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid and the Company does not anticipate the payment of dividends in the foreseeable future. Further, under the terms of the Convertible Preferred Stock issued by the Company, the Company is restricted from paying cash dividends on Common Stock during the period that the Convertible Preferred Stock is outstanding. The Company was obligated to redeem any outstanding shares of Convertible Preferred Stock on or before May 31, 1995, and the Company is in default on this obligation with holders of Preferred Stock representing an aggregate redemption value of $53,500, such holders having not entered into letter agreements with the Company in May, 1995 as described elsewhere in this report. (See ITEM 1. DESCRIPTION OF BUSINESS, Financing.)


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
-------   ---------------------------------------------------------
          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 19965 COMPARED TO JUNE 30, 1997
-------------------------------------------------------------------------
          The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. In December 1996, the Bankruptcy Court approved Casinos U.S.A.'s Second Amended Plan of Reorganization (See Note 3). As a result, a significant amount of the Company's debt has been extinguished and/or restructured. Management continues to negotiate with creditors of debt that remains in default. The Company also continues to explore acquisition opportunities, such as the acquisition of ABS which occurred in August 1997 (See Note 14). Management believes that these plans will result in to increased liquidity and future profitability. On October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On December 18, 1996, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Plan").

          As a result the Company reported an extraordinary gain on debt extinguishment $1,285,765. In addition, the Senior Secured Debt Holders and the Junior Secured Debt Holders shall receive warrants that permit their holders to purchase from the reorganized Debtor an amount of common stock so that immediately after exercise, the Warrant holders will own eighty percent (80%) of the common stock of the Debtor. The Warrants shall be exercisable at any time from one year after the Effective Date and before seven (7) years after the Effective Date, but only subsequent to a sale of substantially all of the Debtor's assets, merger, recapitalization, refinance or other restructuring. The Warrants shall terminate after all of the indebtedness to that holder of the Warrant has been paid, even where seven (7) years from the Effective Date have not passed, so long as there has been no merger, recapitalization, restructuring, refinance or sale of substantially all of the assets of the Debtor prior to the payment of such indebtedness.

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

          The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment and leasehold and contract rights. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values. Based on its annual review, the Company does not believe that any impairments have occurred on its land, buildings, equipment, leasehold and contract rights during 1997.

          During the year ended June 30, 1997, the Company made advances to a related company (evidenced by a convertible promissory note bearing interest at 10%, "Convertible Note") that was formed to explore opportunities related to entertainment and gaming sites on the Internet. In May 1997, the Company entered into an agreement to exchange the Convertible Note for 30,000 shares of Convertible Preferred Stock to First Entertainment, Inc. ("FEI"). The agreement is contingent upon FEI shareholders' approval, for which a shareholders meeting is currently scheduled for November 1997. Based upon the financial resources of FEI and the financial condition of the maker of the convertible note, the Company recorded an impairment of the convertible note in the amount of $385,418 at June 30, 1997.

          The Company's balance sheet reflects an increase in current assets, a decrease in total assets, and an increase in working capital. Specifically, during the year ended June 30, 1997, current assets increased from $1,067,962 at June 30, 1996, to $1,318,717 at June 30, 1997, an increase of $250,755 or
23.5%. Increases in cash of $160,997, or 18.1%, current portion of notes receivable of $3,911, or 7.3%, and prepaid and other of $109,333, or 371.1%, the majority of which is due to deferred rent and other prepaid expenses at Global Pelican. These were offset by decreases in receivables from related parties of $12,312, or 52.4%, and accounts receivable of $11,174, or 15.1%.

          The Company's net investment in land, buildings and equipment increased by $541,423, or 8.4%. The increase is primarily attributed to the purchase of equipment for the Pelican Casino.

          Current liabilities decreased from $2,890,708 at June 30, 1996, to $2,043,024 at June 30, 1997. This decrease is comprised of a reduction in accounts payable of $417,238, mandatory redeemable preferred stock of $35,000, and current portion of long term debt including debt in default of $492,729. The majority of the decreases in the current portion of long-term debt of $492,729 was from the renegotiation of a $750,000 convertible debt that was in default. These decreases were offset by an increase in accrued expenses of $97,283.

          Long-term debt less current portion increased from $52,266 at June 30, 1996 to $4,052,900 at June 30, 1997. This increase is comprised of $2,590,457 of debt issued pursuant to the Plan of Reorganization as confirmed by the Bankruptcy Court, restructuring of $500,581 of debt previously regarded as current portion of long-term debt, and new net long-term debt borrowing of $909,596, the majority of which was the issuance of $630,250 of convertible debt.

          As a result of the foregoing increase in current assets and decrease in current liabilities, the Company's working capital increased from $(1,822,746) on June 30, 1996, to $(724,307) on June 30, 1997, or a 57.7%
increase. Approximately $482,000 is comprised of debt in default included in the current portion of long-term debt and Aruban controller costs. The Company is attempting to negotiate these debts. The current ratio increased from .37 to .65.

          During the fiscal year ended June 30, 1997, the Company was able to negotiate $109,279 of debt to accept an aggregate of 21,261 shares of Common Stock in satisfaction of this debt. During the year ended June 30, 1997, the Company reported net income of $386,016. As a result of the foregoing, stockholders' equity increased from $2,540,964 at June 30, 1996 to $3,036,258 at June 30, 1997, or a 19.5% increase.

          As a result of a net loss during the year ended June 30, 1996, of $2,011,078, together with non-cash net expenses of $2,234,386 (comprised of amortization of $366,300, depreciation of $459,815, stock for services of $86,648, impairment of gaming facility of $1,225,000, and minority interest of $205,437, provision for uncollectible receivables of $113,000, gain from extinguishment of debt of $221,814), and increases in operating assets and liabilities totaling $499,095 (primarily due to increases in accounts payable and accrued expenses), at the year ended June 30, 1996, the Company reported net cash provided by operations of $722,403. This compares with net cash provided in operations of $278,719 for the year ended June 30, 1997, based on a net income of $386,016, net non-cash items of $44,955 (comprised of $378,829 of amortization, $490,867 of depreciation, reserve for receivables of $79,600, minority interest of $171,819, loss on investment, loan and advances to affiliate of $385,418, offset by $1,551,488 of gain on extinguishment of debt and a decrease in operating assets and liabilities of $62,342).

          Net cash used by investing activities for the year ended June 30, 1997 was $1,035,170. This compares with net cash used by investing activities of $264,921 for the year ended June 30, 1996. For the year ended June 30, 1997, the Company used $543,422 for the purchase of equipment, $8,643 for additions to other assets, and $385,418 for the investment, loan and advances to affiliates. This compares to $165,709 for the purchase of equipment for the year ended June 30, 1996. Offset against this, the Company received $53,735 of principal payments on its notes receivable for the year ended
June 30, 1997. This compares with principal payments on its notes receivable of $70,361 and a reduction of other assets of $14,985 for the year ended June 30, 1996. At June 30, 1996 the Company had proceeds from the sale of equipment of $3,410. This compares to proceeds from the sale of equipment of $1,999 at June 30, 1997. For the year ended June 30, 1997 the Company had distribution to minority interest of $153,421 compared to $187,968 for the year ended June 30, 1996.

          Net cash provided by financing activities for the year ended
June 30, 1997 was $917,448. This compares with net cash used by financing activities of $135,104 for the year ended June 30, 1996. Specifically, cash provided by financing activities from borrowings against notes payable was $1,580,177 for the year ended June 30, 1997. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $662,729. This compares to proceeds from the issuance of Common Stock of $140,639 for the year ended June 30, 1996. This was offset by debt payments of $267,743 and payment of $8,000 to retire Mandatory Redeemable Preferred Stock for the year ended June 30, 1996.

          Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.


SUBSEQUENT EVENTS
-----------------
          On August 1, 1997, the Company acquired 100% of the outstanding Common Stock of Anchorage-based Alaska Bingo Supply, Inc. ("ABS") and its related operations. ABS will be operated by the Company's wholly-owned subsidiary, Global Alaska Corporation ("Global Alaska").

          The Company purchased ABS for $4,400,000, of which $400,000 was paid in cash at closing, with the $4,000,000 balance in the form of a promissory note to be held by ABS, bearing interest at eight percent (8%) and to be amortized monthly over a term of seven (7) years beginning in October, 1997. During the term of the note, the stockholder has the option to convert up to $2,500,000 of the promissory note into shares of the Company's Common Stock at a price of ten dollars ($10) per share.

          In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from an affiliate. The promissory notes are due in equal monthly payments from January 1998 through April 1998. The promissory notes to third parties are secured by a note receivable by the Company. Interest on $200,000 of the notes is at 24% and interest on the remaining $225,000 (including the affiliate Note) is at 12%. Additionally, the holder of the $150,000, 12% note was issued warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants expire June 2000.

          Other than the foregoing, Management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.


RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED
JUNE 30, 1996
--------------------------------------------------------------------------
     A comparison of the results of operations of the Company for the year ended June 30, 1996 with the results of operations for the year ended June 30, 1997 demonstrates the Company's concentration on improving operating results. For the year ended June 30, 1996, the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba operated for the entire twelve-month period. For the year ended June 30, 1997, the Bull Durham, Casino Las Vegas and Casino Masquerade operated for the entire twelve-month period, and the Pelican Casino in St. Maarten began operations in August, 1996.

     Net revenues for the year ended June 30, 1997 were $9,234,097 based on casino revenues of $8,978,720, revenues from the sale of food of $195,550, and other income of $59,827. Net revenues for the year ended June 30, 1996 were $7,476,699 comprised of casino revenues of $7,315,497, food and beverage of $150,743, and other revenues of $10,459.

     More specifically, revenues at Casino Las Vegas and Casino Masquerade decreased from $5,491,763 at June 30, 1996 to $4,675,507 at June 30, 1997. It
is believed this decrease is a result of increased competition in these markets. At June 30, 1997, net revenues from domestic operations were $2,248,645 comprised of $2,229,645 from Bull Durham and other domestic income of $19,000, compared to net revenues at June 30, 1996 of $1,958,349 from Bull Durham and $2,102 in other revenue from domestic operations. In addition, at June 30, 1997 the Company had net revenues of $2,309,945 from Pelican Casino.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased from $6,925,559 for the year ended June 30, 1996 to $8,698,312 for the year ended June 30, 1997, an increase of 25.6%. The Pelican Casino added $2,412,062 in operating, general and administrative expenses. Therefore, the Company was able to reduce operating expenses by $639,309 from the prior year. Depreciation increased 6.8% and amortization increased 3.4% over the same period.

     Total operating expenses increased from $8,976,674 for the year ended June 30, 1996 to $9,568,008 for the year ended June 30, 1997, an increase of 6.6%.

     As a result of the increase in net revenues, and an increase in operating expenses, losses from operations were reduced 77.7% to a loss of $333,911 for the year ended June 30, 1997, from a loss of $1,499,975 for the year ended June 30, 1996. Interest income decreased 67.8% while interest expense decreased 50.3% over the same period due to the Chapter 11 proceedings of Casinos U.S.A. During the year ended June 30, 1997, the Company reported a loss on investment of $385,418. Losses before reorganization items, minority interest, and extraordinary items decreased 50.4% from a loss of $1,995,006 for the year ended June 30, 1996, to a loss of $990,150 for the year ended June 30, 1997.

     For the year ended June 30, 1997, the Company had net expenses from reorganization of $3,503 and an extraordinary gain from reorganization of $1,285,765. The Company reported a gain from debt restructuring of $265,723 for the year ended June 30, 1997, compared to a gain from debt restructuring of $221,814 for the year ended June 30, 1996. Due to a decrease in the operating results of Casino Las Vegas, the Company reported minority interest expense of $171,819 for the year ended June 30, 1997, compared to a minority interest expense of $205,437 for the year ended June 30, 1996.

     As a result of the foregoing, the Company reported net income for the year ended June 30, 1997 of $386,016, from the net loss for the year ended June 30, 1996 of $2,011,078, which translates into net income per share of $0.29 based on 1,350,418 weighted average shares outstanding for the year ended June 30, 1997, and a net loss per share of $1.81, based on 1,110,671 weighted average shares outstanding for the year ended June 30, 1996.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------
     Certain statements in this Annual Report on Form 10-KSB which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At June 30, 1997, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

          GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten Limited Liability Company which began operating the Pelican Casino located on the island of St. Maarten in the Netherlands Antilles on August 1, 1996. Global Pelican operates the casino under a Management and Operating Lease Agreement (See Note 8).

          GLOBAL ALASKA CORPORATION ("Global Alaska"), an Anchorage corporation, which acquired Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska on August 1, 1997 (See Note 14).

          CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado (See Note 3).

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

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30, 1995. Beginning in July 1996, Woodbine began leasing this property and related equipment to a third party. These leasing activities are immaterial to the financial statements.


ITEM 7.   FINANCIAL STATEMENTS
-------   --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors;

          2.   Audited Balance Sheet as of June 30, 1997;

          3.   Audited Statements of Operations as of June 30, 1997 and 1996;

          4. Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 1997 and 1996;

          5. Audited Statements of Cash Flows for the years ended June 30, 1997 and 1996; and

          6.   Notes to Financial Statements.

          All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


                                    PART III

          Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 1997.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------

          FINANCIAL STATEMENTS
          --------------------
          The following financial statements are filed as part of this report:

          1.   Report of Independent Auditors;

          2.   Audited Balance Sheet as of June 30, 1997;

          3.   Audited Statements of Operations as of June 30, 1997 and 1996;

          4. Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 1997 and 1996;

          5. Audited Statements of Cash Flows for the years ended June 30, 1997 and 1996; and

          6.   Notes to Financial Statements.


          EXHIBITS
          --------
          a. The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.                Title
-----------                -----
*    1.0    Articles of Amendment to the Articles of Incorporation dated
            June 22, 1994

*    3.1    Amended and Restated Articles of Incorporation

*    3.2    Bylaws

*    3.3    Certificate of Designations, Preferences, and Rights of Series A
            Convertible Preferred Stock

*    4.1    Specimen Certificate of Common Stock

*    4.2    Specimen Class A Common Stock Purchase Warrant

*    4.3    Specimen Class B Common Stock Purchase Warrant

*    4.4    Specimen Class C Common Stock Purchase Warrant

*    4.5    Warrant Agreement

*    5.0    Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered

*    10.1   Selling Agent Agreement

*    10.2   The Casino-Global Venture I Joint Venture Agreement

*    10.3   Assignment of Casino-Global Joint Venture Agreement dated
            January 31, 1994

*    10.4   Nonresidential Lease Agreement between Russian-Turkish Joint
            Venture Partnership with Hotel Lazurnaya and Global Casino Group,
            Inc. dated September 22, 1993

*    10.5   Contract by and between Aztec-Talas-Four Star, Inc. and Global
            Casinos Group, Inc. dated April 12, 1993, and Addendum to
            Agreement by and between Aztec-Talas-Four Star, Inc., Global
            Casinos Group, Inc. and Restaurant "Naryn" dated June 29, 1993.

*    10.6   Agreement and Plan of Reorganization among Silver State Casinos,
            Inc., Colorado Gaming Properties, Inc. and Morgro Chemical
            Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated September 20,
            1993

*    10.7   Agreement and Plan of Reorganization among Casinos U.S.A.,
            Lincoln Corporation, Woodbine Corporation and Morgro Chemical
            Company, dated October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

*    10.8   Stock Pooling and Voting Agreement, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19,
            1993

*    10.9   Employment Agreement, dated September 28, 1993, between Morgro
            Chemical Company and Nathan Katz, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

*    10.10  Employment Agreement, dated October 15, 1993, between Morgro
            Chemical Company and William P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

*    10.11  Asset Acquisition Agreement by and among Global Casinos, Inc.,
            Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994

*    10.12  Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.13  Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.14  Aruba Caribbean Resort and Casino Lease Agreement, dated
            January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.15  Aruba Gaming Permit issued to Dutch Hotel and Casino Development
            Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

*    10.16  Letter Agreement between Astraea Investment Management, L.P. and
            Global Casinos, Inc. dated May 11, 1994

*    10.17  Guaranty from Global Casinos, Inc. to Astraea Investment
            Management, L.P. dated May 19, 1994

*    10.18  Secured Convertible Promissory Note in favor of
            Global Casinos, Inc. from Astraea Investment
            Management, L.P. dated May 19, 1994

*    10.19  Registration Rights Agreement between Global Casinos,
            Inc. and Astraea Investment Management, L.P. dated
            May 11, 1994

*    10.20  Employment Agreement, dated July 1,1994 , between Global Casinos,
            Inc. and Peter Bloomquist

**   10.21  Letter of Agreement, dated September 16, 1994 between Astraea
            Management Services, L.P., Casinos U.S.A., Inc. and Global
            Casinos, Inc.

***  10.23  Letter of Agreement dated June 27, 1995, between Global Casinos,
            Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

*    10.24   Secured Amended Plan of Reorganization of Casinos USA, Inc., and
            Order Confirming Plan

*    10.25   Warrant Agreement
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

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.


          REPORTS ON FORM 8-K
          -------------------
          The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1997.

                      GLOBAL CASINOS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             JUNE 30, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)  . . . .   F-

Consolidated Balance Sheet - June 30, 1997 . . . . . . . . . . . . . . . .   F-

Consolidated Statements of Operations - For Years
Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .   F-

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .   F-

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .   F-

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   F-


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1997, in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
September 30, 1997

                      GLOBAL CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997


ASSETS
------
Current assets:
     Cash                                                $    1,048,371
     Receivables, related parties                                11,199
     Receivables, net of allowance for doubtful
          accounts of $14,750                                    62,710
     Prepaid expenses and other                                 138,792
     Current portion of notes receivable                         57,645
                                                         ---------------
Total current assets                                          1,318,717

Land, buildings and equipment:
     Land                                                       531,715
     Buildings                                                3,913,510
     Equipment                                                2,539,837
                                                         ---------------
                                                              6,985,062
     Accumulated depreciation                                (1,615,751)
                                                         ---------------
Net land, buildings and equipment                             5,369,311

Other assets, net of amortization of $17,000                     60,486
Leasehold and contract rights, net of
     amortization of $1,077,424                               2,050,976
Notes receivable, net of current portion,
     including receivables in default                           369,059

Total assets                                             $    9,168,549
                                                         ===============

                      GLOBAL CASINOS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable, includes related
          party payables of $31,421                            $     318,199
     Accrued expenses                                                958,880
     Accrued interest                                                154,995
     Current portion of long-term debt,
          includes debt in default and
          $68,000 to related parties                                 557,450
     Mandatory redeemable convertible
          Class A preferred stock, in default                         53,500
                                                               --------------
Total current liabilities                                          2,043,024

Long-term debt, less current portion,
     includes $187,500 to related parties                          4,052,900
                                                               --------------
Total liabilities                                                  6,095,924
                                                               --------------
Minority interest                                                     36,367
                                                               --------------
Commitments and Contingencies

Stockholders' equity:
     Class A preferred stock - Convertible nonvoting,
          $2 par value:  Authorized - 10,000,000 shares
          Issued and outstanding - 147,750 shares                    268,538
     Common stock - $.005 par value:
          Authorized - 50,000,000 shares
          Issued and outstanding - 1,400,811 shares                    7,004
     Additional paid-in capital                                    8,969,045
     Accumulated deficit                                          (6,208,329)
                                                               --------------
Total stockholders' equity                                         3,036,258
                                                               --------------
Total liabilities and stockholders' equity                     $   9,168,549
                                                               ==============

                             See accompanying notes.

                      GLOBAL CASINOS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For Years Ended June 30,
                                                -----------------------------
                                                     1997           1996
                                                 -------------  -------------
Revenues:
  Casino                                         $  8,978,720    $ 7,315,497
  Food and beverage                                   195,550        150,743
  Other                                                59,827         10,459
                                                 ------------    ------------
                                                    9,234,097      7,476,699
                                                 ------------    ------------
Expenses:
  Operating, general and administrative             8,698,312      6,925,559
  Depreciation                                        490,867        459,815
  Amortization                                        378,829        366,300
  Impairment of gaming facility                             -      1,225,000
                                                 ------------    ------------
                                                    9,568,008      8,976,674
                                                 ------------    ------------
Loss from operations                                 (333,911)    (1,499,975)
                                                 ------------    ------------
Other income (expense):
  Interest income                                      46,743        144,952
  Interest expense, includes $25,000
    to related parties                               (317,564)      (639,983)
  Loss on investment, loan and advances
     to Global Internet Corporation                  (385,418)             -
                                                 ------------    ------------
                                                     (656,239)      (495,031)
                                                 ------------    ------------
Loss before reorganization items, minority
  interest and extraordinary item                    (990,150)    (1,995,006)
                                                 ------------    ------------
Reorganization items:
  Interest earned on accumulated cash
     resulting from Chapter 11 proceedings              7,608              -
  Professional fees                                   (11,111)       (32,449)
                                                 ------------    ------------
                                                       (3,503)       (32,449)
                                                 ------------    ------------
Loss before minority interest
  and extraordinary item                             (993,653)    (2,027,455)

Minority interest in income of subsidiaries          (171,819)      (205,437)
                                                 ------------    ------------
Loss before extraordinary item                     (1,165,472)    (2,232,892)

Extraordinary item:
  Gain from debt restructuring                      1,551,488        221,814
                                                  ------------   ------------
Net income (loss)                                $    386,016    $(2,011,078)
                                                  ============   ============
Loss per share before extraordinary item         $      (0.86)   $     (2.01)

Extraordinary item                                       1.15           0.20
                                                 ------------    ------------
Net income (loss) per share                      $       0.29    $     (1.81)
                                                 ============    ============
Weighted average number of shares
  outstanding (restated to reflect
  1-for-10 reverse split of stock
  effected on November 18, 1996)                     1,350,418     1,110,671
                                                 =============   ============
/TABLE

                                       GLOBAL CASINOS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      For Years Ended June 30, 1996 and 1997


                               Preferred Stock          Common Stock       Additional
                            ---------------------   --------------------     Paid-in     Accumulated
                               Shares     Amount      Shares*     Amount     Capital       Deficit        Total
                             ---------- ----------  -----------   -------  -----------  ------------   ----------
Balances at July 1,1995      1,233,000  $2,241,000       955,108  $ 48,081 $5,390,437   ($4,583,267)  $3,096,251
  Shares issued upon exer-
    cise of D warrants                                    28,125    1,406     139,233                   140,639
  Shares issued in debt
    conversion                                           185,386    9,268   1,219,236                 1,228,504
  Shares issued for
    services                                              18,000      900      85,748                    86,648
  Shares in conversion
    of preferred stock
    to common stock          (544,500)   (989,639)        96,800    4,839     984,800
  Net Loss                                                                               (2,011,078) (2,011,078)
                            ----------  -----------  ------------  -------  ---------    -----------  ----------
Balances at June 30, 1996     688,500    1,251,361     1,283,419   64,494   7,819,454    (6,594,345)   2,540,964

  1-for-10 reverse stock
    split                                                         (58,076)     58,076
  Shares issued in con-
    version of preferred
    stock to common stock    (540,750)    (982,823)        96,131      480    982,343
  Shares issued in debt
    conversions                                            21,261      106    109,172                   109,278
  Net Income                                                                                386,016     386,016
                            ----------  -----------  ------------  -------  ---------    -----------  ----------
Balances at June 30, 1997     147,750   $  268,538      1,400,811  $ 7,004 $8,969,045   $(6,208,329)  $3,036,258
                              =======   ==========      =========  ======= ==========   ============  ==========

*Shares of common Stock have been restated for 1996, to reelect the 1997 1-for-10 reverse stock split


                                              See accompanying notes.

                       GLOBAL CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For Years Ended June 30,
                                                -----------------------------
                                                     1997           1996
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                $    386,016   $ (2,011,078)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Extraordinary gain from extinguishment of
   debt                                          (1,551,488)    (221,814)
  Loss on investment, loan and advances to
    Global Internet Company                           385,418              -
   Amortization                                       378,829        366,300
   Depreciation                                       490,867        459,815
   Provision for uncollectible receivables             79,600        113,000
   Stock and warrants issued as compensation                          86,648
   Impairment of gaming facility                                   1,225,000
   Minority interest                                  171,819        205,437
   Changes in operating assets and liabilities:
     Receivables                                       18,840       (105,012)
     Prepaid expenses and other                      (109,333)        (3,483)
     Accounts payable                                (248,363)        65,162
     Accrued expenses and interest                    276,514        542,428
                                                 -------------  -------------
Net cash provided by operating activities             278,719        722,403
                                                 -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Other assets                                           (8,643)        14,985
Purchase of equipment                                (543,422)      (165,709)
Investment, loan and advances to Global
 Internet Corp.                                      (385,418)             -
Proceeds from sale of equipment                         1,999          3,410
Collections on notes receivable                        53,735         70,361
Distribution to minority interest                    (153,421)      (187,968)
                                                 -------------  -------------
Net cash used in investing activities              (1,035,170)      (264,921)
                                                 -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on notes                          (662,729)      (267,743)
Borrowings against notes payable                    1,580,177              -
Proceeds from issuance of common stock                     -         140,639
Redemption of mandatory preferred stock                               (8,000)
                                                 -------------  -------------
Net cash provided by (used in) financing
 activities                                           917,448       (135,104)
                                                 -------------  -------------
Net increase in cash                                  160,997        322,378

Cash at beginning of year                             887,374        564,996
                                                 -------------  -------------
Cash at end of year                              $  1,048,371   $    887,374
                                                 =============  =============
Supplemental cash flow information:
 Cash paid for interest                          $    122,717   $     99,196
                                                 =============  =============
/TABLE

                       GLOBAL CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Continued)


Supplemental disclosure of non-cash investing and financing activities:

                                                  For Year Ended June 30,
                                                ---------------------------
                                                     1997           1996
                                                 -------------   -----------
Debt converted to common stock:
  Mandatory redeemable preferred stock
     (Note 9)                                   $      35,000    $   250,000
  Accrued expenses, related parties
     (Note 10)                                         74,279        126,000
  Notes payable and accrued interest
     (Note 6)                                                        852,504
Accounts payable                                                           -
                                                 -------------   -------------
                                                $     109,279    $ 1,228,504
                                                =============    =============
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino Las
  Vegas in exchange for the Company's
  interest in Casino Lazurnaya (Note 2):
  Assets and liabilities exchanged:
     Accounts receivable                                         $   (55,753)
     Equipment, net                                                 (515,262)
     Leasehold and contract rights                                  (516,832)
     Accrued expenses                                                 17,388
  Assets acquired and liability released:
     Note receivable                                                 200,000
     Accounts payable                                                 45,459
                                                                 -------------
     Leasehold and contract rights                               $ (825,000)
                                                                 =============
Extinguishment of debt (Notes 3 and 6):
  Liabilities released:
     Capital lease obligation                                    $   198,778
     Note payable                               $     101,335         38,129
     Accounts payable                                                 20,000
     Accrued interest                                 164,627
     Net debt relieved in Chapter 11 proceeding     2,503,114

  Assets relinquished:
     Note receivable and equipment,
       respectively, net                           (1,217,588)       (35,093)
                                                 -------------   -------------
  Extraordinary gain                            $   1,551,488    $   221,814
                                                =============    =============
Property foreclosure (Note 4):
  Liabilities released:
     Notes payable                                               $   759,532
     Accounts payable and accrued expenses                            91,789
  Assets relinquished:
     Land and building, net                                         (836,874)
     Miscellaneous current assets                                    (14,447)
                                                                 -------------
                                                                           -
                                                                 =============
  Note receivable acquired in Chapter 11
     proceeding, assigned to creditor as
     payment on note to creditor                $    (249,418)

  Reduction in note payable by
     assignment of note receivable
     acquired in Chapter 11 proceeding                249,418
                                                 -------------
                                                $           -
                                                ===============

                              See accompanying notes.

                       GLOBAL CASINOS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND CONSOLIDATION
     ------------------------------
     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At June 30, 1997, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

          GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten Limited Liability Company which began operating the Pelican Casino located on the island of St. Maarten in the Netherlands Antilles on August 1, 1996. Global Pelican operates the casino under a Management and Operating Lease Agreement (See Note 8).

          GLOBAL ALASKA CORPORATION ("Global Alaska"), an Anchorage corporation, which acquired Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska on August 1, 1997 (See Note 14).

          CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado (See Note 3).

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

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30, 1995. Beginning in July 1996, Woodbine began leasing this property and related equipment to a third party. These leasing activities are immaterial to the financial statements.

     MANAGEMENT'S PLANS
     ------------------
     The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. In December 1996, the Bankruptcy Court approved Casinos U.S.A.'s Second Amended Plan of Reorganization (See Note 3). As a result, a significant amount of the Company's debt has been extinguished and/or restructured. Management continues to negotiate with creditors of debt that remains in default. The Company also continues to explore acquisition opportunities, such as the acquisition of ABS which occurred in August 1997 (See Note 14). Management believes that these plans will result in to increased liquidity and future profitability.

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

     PROMOTIONAL ALLOWANCES
     ----------------------
     Food and beverage revenue does not include the retail amount of food and beverage provided gratuitously to customers, which was $145,230 and $224,155 in 1996 and 1997. The cost of food and beverages provided on a complimentary basis to customers and other promotional allowances are charged to operating expenses. The cost of complimentary food and beverages and other promotional allowances was $107,190 and $150,788 for the years ended June 30, 1996 and 1997.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------
     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Management believes that implementation of SFAS 128 will not have a material effect on earnings per share.

     The FASB also recently issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Management believes that implementation of SFAS 130 will not materially effect the Company's financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     The carrying values of the Company's financial instruments classified as current assets and liabilities approximate fair values primarily because of the short maturities of these instruments. The carrying values of notes receivable approximate fair values because interest on these notes is similar to returns management believes are currently available to the Company for instruments with similar risks. The fair value of long-term debt, carried at $4,610,350 is estimated by management to be approximately $4,350,000 at June 30, 1997, which has been determined using interest rates management believes are available to the Company for similar instruments with similar terms.

     LEASEHOLD AND CONTRACT RIGHTS
     -----------------------------
     Leasehold and contract rights represent the excess of the purchase price over the net assets of the acquired investments in the Casino Las Vegas and Casino Masquerade. These costs are amortized over the ten-year terms of the agreements. The Company annually assesses the carrying value of its leasehold and contact rights as discussed below.

     LAND, BUILDINGS AND EQUIPMENT
     -----------------------------
     Land, buildings and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Buildings are depreciated over 31 years and equipment is depreciated over five to seven years.

     The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment and leasehold and contract rights. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values. Based on management's annual review, the Company does not believe that any impairments have occurred on land, buildings, equipment and leasehold and contract rights during 1997.

     In 1996, management's assessment of certain non-operating real property located in Central City, Colorado, indicated that the property was impaired. The events and circumstances providing this indication included a continuing decline in actual and listed sales prices of comparable real estate in the area and a general decline during the year in gaming revenues related to similar gaming properties. In addition, based on the Company's inability to refinance certain debt secured by these properties, the creditors initiated foreclosure proceedings. Based on these factors, management determined that the fair value of the properties approximated the related debt secured by these assets, and the Company recognized an impairment loss of approximately $1,225,000.

     STOCK-BASED COMPENSATION
     ------------------------
     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     COMMON STOCK SPLIT
     ------------------
     On November 18, 1996, the Company effected a one-for-ten reverse split of its common stock. All references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.

     NET INCOME (LOSS) PER SHARE
     ---------------------------
     Net income (loss) per share of common stock is computed based on the
weighted average number of common shares outstanding during the year.   Stock
options and warrants and convertible promissory notes are not considered in the calculations, as they would be antidilutive in 1996 and 1997. During 1997, 117,392 shares of common stock were issued upon conversion of preferred shares and debt. Had these conversions occurred on July 1, 1996,the loss per share before the extraordinary item, the extraordinary gain per share and net income per share would have been ($.0.83), $1.11 and $0.28, respectively.

     FOREIGN CURRENCY TRANSACTIONS
     -----------------------------
     Gaming operations in Kyrgyzstan, Aruba, and St. Maarten are primarily conducted in U.S. dollars. As a result, the U.S. dollar is considered the functional currency for these operations. Payments for payroll and certain other expenses are made in the local currency. Gains and losses from foreign currency transactions are included in determining net earnings and were immaterial for the years ended June 30, 1996 and 1997.

     RISK CONSIDERATIONS
     -------------------
     Casino Las Vegas, Casino Masquerade, and the Pelican Casino (the "Casinos") are located in Kyrgyzstan, Aruba, and St. Maarten respectively; therefore, they are subject to special considerations and significant risks not typically associated with investments in North American companies. These include risks associated with, among others, the political, economic and legal environments and expropriation matters, and are described further in the following paragraphs:

     a.   POLITICAL ENVIRONMENT
          ---------------------
          The Casinos' results may be adversely affected by changes in the political and social conditions in Kyrgyzstan, Aruba, and St. Maarten and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. While the Kyrgyzstanian government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in leadership in Kyrgyzstan could lead to changes in economic policy. The political environment in Aruba and St. Maarten has been stable for a sustained period of time. As a result, the Company does not anticipate significant risks related to Aruba and St. Maarten in the immediate future.

     b.   ECONOMIC ENVIRONMENT
          --------------------
          The economies in Kyrgyzstan, Aruba, and St. Maarten differ significantly from the economy in the United States in many respects, including their structures, levels of development and capital reinvestment, growth rates, government involvement, resource allocation, employment policy, self-sufficiency, rates of inflation and balance of payments positions.

          In Kyrgyzstan, the adoption of economic reform policies since 1991 has resulted in a significant reduction in the role of state economic plans in the allocation of resources, pricing and management of such assets, and increased emphasis on the utilization of market forces and growth in Kyrgyzstan's economy. However, such growth has been uneven among various regions of the country and among various sectors of the economy. The economic environment in Aruba and St. Maarten has remained stable for a sustained period of time.

     c.   LEGAL ENVIRONMENT
          -----------------
          Ownership and operation of casinos in Kyrgyzstan, Aruba, and St. Maarten are regulated by local authorities. Each jurisdiction maintains its separate regulatory environment which requires various licenses, approvals and certificates to operate in these jurisdictions. In Kyrgyzstan, considerable progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. This has enhanced the protection afforded to foreign investors. However, experience with respect to the implementation, interpretation and enforcement of such laws is limited. As the Kyrgyzstan legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company.

     d.   EXPROPRIATION OF FUNDS
          ------------------------
          The Company is currently able to remit funds from its operations in Kyrgyzstan, Aruba, and St. Maarten to the U.S., to meet certain intercompany obligations, without significant local government approvals, restrictions or taxation. However, the remittance of funds to the U.S. for other means (including profit distribution) would be subject to certain restrictions and taxation. Changes in the local legal and economic environments may adversely affect the expropriation of funds from the Casinos to the U.S.


2.   ACQUISITION OF ADDITIONAL CASINO INTERESTS
     ------------------------------------------
     Effective July 15, 1995, the Company exchanged its 80% interest in Casino Lazurnaya, Sochi, Russia, valued at approximately $1,070,000 for (a) the remaining one-third interest in BPJ, (b) an additional 12.2% interest in Casino Las Vegas, Bishkek, Kyrgyzstan, and (c) a $200,000 promissory note receivable from a third party and release of approximately $45,000 due to the third party. These acquisitions resulted in an increase in leasehold and contract rights of $825,000, which is being amortized over the terms of the existing agreements.

     The acquisitions of the additional interests have been accounted for as purchases; and accordingly, the results of operations have been included in the consolidated statements of operations from the date of the transaction.


3.   CASINOS U.S.A. REORGANIZATION
     -----------------------------
     In October 1995, Casinos U.S.A. ("Debtor") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, and until December 18, 1996, operated under the protection of the Bankruptcy Court. The Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan was thirty days after confirmation (the "Effective Date"). The confirmed Plan allowed the Debtor to retain its property and assets and continue its business. The Plan's provisions resulted in the restructuring and/or extinguishment of creditor claims filed during the bankruptcy proceedings and the cancellation of a note and interest receivable of approximately $1,217,000. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $1,285,765 during the year ended June 30, 1997.

     In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders thereof to purchase from the reorganized Debtor an amount of common stock, so that immediately after exercise, the warrant holders would own 80% of the common stock of the Debtor. The warrants are exercisable at any time from one year after the Plan's Effective Date through the earlier of seven years after the Effective Date, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of the Debtor's assets, merger, recapitalization, refinance or other restructuring all of which, management is not considering likely.

     After one year from the Plan's Effective Date, the warrant holders are entitled to call a vote as to whether any merger, recapitalization, restructuring, refinance, or sale of the assets of the Debtor should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock.


4.   COLORADO GAMING PROPERTIES FORECLOSURE
     --------------------------------------
     In March 1996, creditors of Colorado Gaming Properties, which held notes secured by the Nitro Club and Gas Light properties located in Central City, Colorado, commenced foreclosure proceedings on these properties. The Company was unsuccessful in its attempts to renegotiate the terms of the debt, and the statutory periods within which the Company had the right to redeem the Nitro Club and Gas Light out of foreclosure expired in June 1996. As a result, the foreclosure sales occurred in June 1996. The carrying value of the assets foreclosed upon of approximately $850,000, after recognition of the $1,225,000 impairment loss discussed in Note 1, approximated the carrying value of the debt extinguished.


5.   NOTES RECEIVABLE
     ----------------
     At June 30, 1997, notes receivable consist of the following:

     6.5% note receivable, monthly interest
         and principal payments of $6,569 until
         January 2009, at which time the unpaid
         balance is due; the note is collateralized
         by a deed of trust on real property,
         fixtures and improvements                                $     356,704

     Non-interest bearing note, due December
         1995, in default; the note is
         collateralized by 20,000 shares
         of the Company's common stock                                  200,000

     Allowance for doubtful collections                                (130,000)
                                                                   -------------
                                                                        426,704

     Less current portion                                               (57,645)
                                                                   -------------
                                                                  $      369,059
                                                                   =============

     The allowance for doubtful collections is maintained at estimated amounts necessary to cover losses on receivables based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the year ended June 30, 1997, the Company increased the allowance for doubtful collections by $75,000. Management also periodically evaluates receivable balances to determine if impairments are evident based on available information and events.

6.   LONG-TERM DEBT

     At June 30, 1997, long-term debt consists of the following:

     Unsecured loans, $68,158 to related parties, interest
         at 10% to 15%, past due and in default or due
         on demand                                                $     292,891

     Mortgage payable to a third party, collateralized
         by real estate, interest at 10%, semiannual
         payments with maturity in 2000                                 52,266

     Secured convertible note, interest at 7%, reduced from
         9% in July 1996, payments of interest only due
         quarterly; principal and unpaid interest due May 1999;
         original principal balance of $750,000 reduced by
         $249,419 through an assignment of its interest in
         senior secured debt on Casinos U.S.A. the Note is
         convertible in whole or in part at the option of the
         holder at any time prior to its maturity to common
         stock at a conversion price of $10.00 per share                500,581

     Unsecured convertible notes, $187,500 to related
         parties, interest at 8%, principal and unpaid
         interest due October 1998; notes are convertible
         in whole or in part at the option of the holder
         at any time beginning in October 1997, to common
         stock at a conversion price of $5.00 per
         share,upon the effective date of a registration
         statement, registering the underlying shares of
         common stock, notes will automatically convert                 630,250

     Mortgages payable to third parties, collateralized by
         real estate, includes $249,419 assigned from the
         Company to a third party, interest at 7%, monthly
         payments of $7,329 plus annual payment of,
         37.5% of available Bull Durham net cash flow,
         as defined, due in 2004                                      1,097,121

     Secured notes, interest at 10% and 12%, monthly
         payments of $18,088, secured by certain
         gaming equipment, due through 2000, $154,756
         in default                                                     276,494

     Mortgages payable to third parties,
         collateralized by real estate, interest at
         9.2%, monthly payments of $10,225 plus annual
         payments of 12.5% of available Bull Durham net
         cash flow, as defined, due in 2004                           1,245,033

     Unsecured obligation, non-interest bearing, minimum
         monthly payments of $6,086, due through
         November 2004                                                  515,714
                                                                   -------------
                                                                      4,610,350

     Less current portion, including debt in default                   (557,450)
                                                                  --------------------
                                                                  $   4,052,900
                                                                  =============

     Scheduled maturities of long-term debt are as follows:

                   For Year Ending
                      June 30,
                   ---------------
                       1998                 $     557,450
                       1999                     1,301,759
                       2000                       159,327
                       2001                        98,425
                       2002                       100,536
                       Thereafter               2,392,853
                                            -------------
                       Total                $   4,610,350
                                            =============

     In 1997, the Company was able to negotiate the exchange and/or restructuring of $375,002 of certain accounts payable and short-term debt for 21,261 shares of common stock, as satisfaction of these obligations. These transactions resulted in an extraordinary gain from debt extinguishment of $265,723, in addition to the extraordinary gain discussed in Note 3.

     In 1996, the Company entered into various agreements, which resulted in the extinguishment of certain debt in exchange for assets securing the debt or for accelerated payments on the debt. The transactions resulted in an extraordinary gain from debt extinguishment of $221,814.

     Effective December 13, 1995, the Company purchased promissory notes held by creditors of Casinos U.S.A. with principal and interest owing of $597,500 and $255,004, respectively. The promissory notes were secured by a collateral assignment against the Bull Durham. In consideration of the assignment of the notes and collateral security, the Company issued to the Casinos U.S.A. noteholders an aggregate of 124,961 shares of common stock, valued at $7.50 per share.

     At June 30, 1997, the Company reserved 176,000 shares of common stock for debt conversions.


7.   INCOME TAXES
     ------------
     The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled. BPJ and Global Pelican are subject to Aruban and St. Maarten tax provisions which provide for utilization of prior years cumulative net operating losses to offset current and future taxable income. At June 30, 1997, the Company has net operating loss carryforwards related to its Aruban and St. Maarten operations of approximately $200,000 and $100,000, respectively, available to reduce future taxable income.

     Under the Foreign Investment Act of Kyrgyzstan, qualified joint ventures are exempt from income tax for a two-year period, beginning in the first year of operations. Thereafter, income is subject to tax. The two-year tax exempt period expires in 1998.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets at June 30, 1997, are as follows:

        Deferred tax assets:

        Compensated absences and other accruals             $     43,000
        Net operating loss carryforwards                       2,143,000
                                                            -----------
        Total gross deferred tax assets                        2,186,000

        Valuation allowance                                   (2,186,000)
                                                            ------------
        Net deferred tax assets                             $          -
                                                            ============

      The valuation allowance decreased by $522,000 during the year. The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

                                                         1997      1996
                                                        ------    ------
     Statutory federal income tax rate                    34%       34%
     Effect of net operating loss not utilized           (34)      (34)
                                                         -----     -----
                                                          - %       - %
                                                          ===       ===

     At June 30, 1997, the Company has available domestic net operating loss carryforwards available to reduce future taxable income of approximately $6,428,000 expiring in years 2008 through 2011 as follows:

                                                   Net
                        Year                 Operating Loss
                       ------                --------------
                        2008                   $   920,000
                        2009                     1,676,000
                        2010                     1,217,000
                        2011                     2,615,000
                                               ------------
                                               $ 6,428,000
                                               ============

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING LEASES
     ----------------
     The Company leases the Casino Masquerade facility under an operating lease that expires in December 2002, with an option to renew for 10 years. Until December 1995, rent expense was contingent solely upon a percentage of casino win, as defined, adjusted for certain gaming taxes and license fees. In December 1995, the Company reached an agreement to modify the terms of the lease whereby beginning January 1, 1996, rent expense is calculated as $400,000 per year plus 15% of the adjusted annual casino win over $4,000,000. Rent expense was $370,558, which includes contingent rent of $170,558, and $400,000 for the years ended June 30, 1996 and 1997, respectively. In September 1997, the Company was informed that the casino lessor is contemplating closure of the property from March 1998 through December 1998 to perform renovations. The Company and the lessor are currently negotiating the Company's rights under the lease.

     The Company leases the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. The Company paid 39% of the net casino profits, as defined, to the JVP until the Company recouped its original investment plus interest, which occurred in September 1996. Beginning in September 1996, the Company began paying 50% of the net casino profits to the JVP. In addition, the Company has an agreement with an unrelated entity whereby after the Company has received $500,000 in profits, it shall pay 10% of its share of the net profits to this entity.

     Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten.
The original term of the lease was for five years, with its options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1997 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1997, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1997, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1997.

     During the year ended June 30, 1995, the Company entered into a noncancelable operating lease for corporate office space expiring in September 1999, as well as various operating leases for equipment. Lease expense under these leases was $41,088 and $44,496 for the years ended June 30, 1996 and 1997, respectively.

     Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following (exclusive of contingent rentals and Global Pelican):

                        1998                  $   444,496
                        1999                      444,496
                        2000                      411,124
                        2001                      400,000
                        2002                      400,000
                                              ------------
                                              $ 2,100,116
                                              ============

     SEC MATTER
     ----------
     During 1995 and through 1997, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. On January 13, 1997, the Company was notified that the SEC staff intended to recommend initiation of administrative procedures for a Cease and Desist Order against the Company and two of its former officers and directors regarding violations of certain provisions of federal securities laws. The Company has engaged in negotiations with the SEC staff concerning possible disposition of this matter. Based upon the content of these discussions, management believes that the outcome of this matter will not have a material adverse effect on the business of the Company, however, there can be no assurance that such will be the case.

     ARUBAN CONTROLLER COSTS
     -----------------------
     The Aruban government provides "Government Controllers" for each gaming property operating on the island. The Aruban government recoups the expenses of these controllers through a monthly charge per square meter of casino space. The Casino Masquerade and other Aruban casinos are disputing the charges. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The Company has recorded 1996 and 1997 government controller expense of $64,800 and $66,200, respectively, at the same rate paid as of December 31, 1994. The cumulative difference in the controller cost, based on the rate charged by the government and that accrued by the Company is approximately $236,000 as of June 30, 1997.

     ST. MAARTEN AND CONTROLLER COST
     -------------------------------
     The Pelican Casino is charged a St. Maarten Government Controller and a casino license fee of $36,500 per month. The Company has accrued $401,500 of license and controller expense as of and for the year ended June 30, 1997. Although the government has been assessing the Pelican Casino the monthly fees, Global Pelican has not yet been granted a license, which it applied for in October 1996. In July, Global Pelican met with government representatives and proposed to pay a one-time license issuance fee of $112,000, of which the casino lessor has agreed to pay 1/2, pay license and controller fees accrued through May 31, 1997, of $365,000 over a five-year term, and continuing to pay monthly fees from June 1, 1997 and thereafter.

9.   STOCKHOLDERS' EQUITY
     --------------------
     MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
     ------------------------------------
     At June 30, 1997, 26,750 shares of Series A Mandatory Redeemable Convertible Preferred Stock are outstanding. The Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $20.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth of one share of the Company's Common Stock.

     WARRANTS
     --------
     During 1996, 28,125 Class D Warrants were exercised at $5.00 per share. In May 1997, the remaining Class D Warrants expired. Prior to 1995, the Company issued to an underwriter a warrant to purchase 2,813 units, which consist of one share of Series A Preferred Stock and one-half Class D Warrant at an exercise price of $24.00 per unit. This warrant expires in April 1999.

     In October 1996, in connection with a private placement of convertible debt, the Company issued 126,100 Class E Warrants exercisable at $6.00, 126,100 Class F Warrants exercisable at $7.00, and 126,100 Class G Warrants exercisable at $8.00. The Class E, F, and G Warrants expire the earlier of 30, 90, and 120 days, respectively, after a registration statement covering the stock underlying the Warrants is declared effective by the Securities and Exchange Commission, or in October 1997.


10.  RELATED PARTIES
     ---------------
     At June 30, 1997, the Company had receivables from employees and officers of $11,199 unsecured 12% notes payable to officers, shareholders and directors of $68,158, due on demand, and secured 8% convertible Notes payable to officers and an affiliate of $175,000 due in 1998. In August 1996, the Company borrowed $270,000 from an affiliate in exchange for 12% Notes, which were repaid in the second quarter of the year ended June 30, 1997. During 1997, the Company converted $74,279 of legal fees due to firms of which directors of an affiliate are employed into 14,586 shares of common stock. During 1996, the Company converted $126,000 of accrued salaries due to former officers and directors of the Company into common stock valued at $5.00 per share.

     In consideration of services performed by certain employees, officers and directors of the Company, the Company issued 18,000 shares of common stock and recorded compensation expense of $86,648 for the year ended June 30, 1996, based on the market price of the Company's common stock on the dates of issuance.


11.  STOCK INCENTIVE PLAN
     --------------------
     The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The Company has reserved 75,000 shares of common stock for issuance under the Incentive Plan. In October 1995, the Company granted 81,000 options to purchase common stock at a weighted average exercise price of $5.00 per share, of which 38,000 are subject to future vesting requirements. In October 1995, the Company also granted 90,000 options to be divided among four of its directors, which entitle the directors to purchase common stock at a weighted average exercise price of $5.00 per share. Of the 90,000 options, 60,000 are subject to future vesting requirements. The options expire five years from the date of grant. Had compensation cost for the Company's Incentive Plan been determined based on the fair value at the grant date for awards in 1996, consistent with the provisions of SFAS No. 123, the Company's net income (loss) per share would have changed to the pro forma amounts indicated below:

                                                    1997            1996
                                                 ----------    --------------
     Net income (loss) - as reported             $  386,016    $ (2,011,078)
     Net income (loss) - pro forma                  328,016      (2,069,078)
     Income (loss) per share - as reported             0.29           (1.81)
     Income (loss) per share - pro forma         $     0.24    $      (1.86)


12.  FOREIGN AND DOMESTIC OPERATIONS
     -------------------------------
     The Company owns, operates, and develops domestic and international casino projects in several geographical areas. The following table sets forth financial information for the Company's foreign and domestic segments as of and for the years ended June 30, 1996 and 1997:



                              Kyrgyzstan     Russia *       Caribbean**      Domestic         Total
                              ----------    -----------     -----------    ------------   ------------
1996
----
Net revenue                    1,033,123        24,485       4,458,640       1,960,451      7,476,699
Depreciation                      59,675                       158,140         242,000        459,815
Amortization                       3,000                        67,500         295,800        366,300
Income (loss) from
  operations                     402,832        (6,639)        504,530      (2,400,698)    (1,499,975)
Identifiable assets              293,010                     1,804,676       8,489,926     10,587,612
Capital expenditures              12,858                       117,190          35,661        165,709

1997
----
Net revenue                      787,181                     6,198,271       2,248,645      9,234,097
Depreciation                      55,670                       175,182         260,015        490,867
Amortization                       7,360                        75,669         295,800        378,829
Income (loss) from
  operations                     354,701                      (109,213)       (579,399)      (333,911)
Identifiable assets              238,445                     2,361,146       6,568,958      9,168,549
Capital expenditures               9,361                       413,924         120,137        543,422

*    The Casino Lazurnaya operations ceased, effective July 15, 1995.

**   Caribbean includes Aruba and St. Maarten operations.


13.  GLOBAL INTERNET CORPORATION
     ---------------------------
     In July 1996, the Company and other investors formed Global Internet Corporation ("Global Internet"), to explore opportunities related to developing entertainment and gaming sites on the Internet. The Company owns 58% of the outstanding common stock of Global Internet. During the year ended June 30, 1997, the Company loaned $325,000 to Global Internet in exchange for a 10% promissory note receivable, convertible into common shares of Global Internet and due October 31, 1997. At June 30, 1997, the Company's investment, promissory note and related interest, and additional advances due from Global Internet totaled approximately $385,000.

     Management became aware that internet gaming could impair the Company's Colorado state gaming license. As a result, the Company initiated actions to divest itself of its investment in Global Internet. A separate board of directors of Global Internet was established, with no overlapping members of the Company's board, and the Company assigned its voting rights to a member of the Global Internet board, who is not related to the Company. The Company also entered into negotiations with First Entertainment, Inc. ("FEI"), an unrelated third party, whereby FEI would acquire the Company's investment in Global Internet.

     On May 11, 1997, the Company and FEI entered into an agreement whereby the Company will sell 1,500,000 of the 1,750,000 common shares of Global Internet owned by the Company, in exchange for 1,500,000 warrants, which will allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. The Company will also sell its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B Preferred Stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. The agreement was originally expected to close shortly after May 1997. However, the FEI shareholders have not yet approved the transaction, authorized an increase in FEI common stock to allow for the issuance of shares underlying the convertible preferred stock and warrants, or obtained long-term financing that would allow Global Internet to continue to develop entertainment and gaming sites.

     FEI is a thinly capitalized and thinly traded public entity which does not appear to currently have resources available to continue development of Global Internet. In September 1997, the Company was informed that completion of the transaction was contingent upon FEI shareholders' approval, for which a shareholders meeting is currently scheduled for November 1997. These factors raised concerns about the Company's ability to realize its investment in Global Internet. Management determined that it would be appropriate for the Company to fully expense its investment and allow for the receivables in Global Internet during the quarter ended June 30, 1997, although the sale may ultimately be consummated.

     FEI has represented to the Company that financing will be obtained and the transaction will be approved by the shareholders. Management believes that if this is to occur, the Company may be able to recognize a gain on its sale of Global Internet.

14.  SUBSEQUENT EVENTS
     -----------------
     On August 1, 1997, the Company acquired 100% of the outstanding common stock of Alaska Bingo Supply, Inc., an Alaska corporation ("ABS"). The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 convertible promissory note, secured by shares of ABS' common stock held by the Company. The promissory note bears interest at 8%, due in 2004, with monthly payments of principal and interest beginning in October 1997. The Noteholder has the option to convert up to $2,500,000 of the Note into shares of the Company's common stock at per share. This acquisition will be accounted for as a purchase.

     In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from an affiliate. The promissory notes are due in equal monthly payments from January 1998 through April 1998. The promissory notes to third parties are secured by a note receivable by the Company. Interest on $200,000 of the notes is at 24% and interest on the remaining $225,000 (including the affiliate Note) is at 12%. Additionally, the holder of the $150,000, 12% note was issued warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants expire June 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL CASINOS, INC.



Date:     10/14/97                  By:   /s/ Stephen G. Calandrella
      ----------------                    -----------------------------
                                          Stephen G. Calandrella,
President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Position               Date
---------                                 --------               ----


/s/ Stephen G. Calandrella          President, Director        10/14/97
----------------------------                                   --------
Stephen G. Calandrella



/s/ Pete Bloomquist               Chief Financial Officer,     10/14/97
---------------------------       Chief Accounting Officer,    --------
Pete Bloomquist                           Director



/s/ Gerald Jacobs                         Director             10/14/97
---------------------------                                    --------
Gerald Jacobs



/s/ Clifford C. Thygesen                  Director             10/14/97
---------------------------                                    --------
Clifford C. Thygesen