Form 10KSB/A
period 1997-06-30
GLOBAL CASINOS INC
filed 1997-11-19
CIK 727346

                                FORM 10-KSB/A-1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1997

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________ to ______________________

Commission file number 0-15415

                              GLOBAL CASINOS, INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                                87-0340206
-----------------------------                         --------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

      4465 Northpark Drive, Suite 400, Colorado Springs, Colorado  80907
      -------------------------------------------------------------------
      (Address of Principal Offices)                          (Zip Code)

Registrant's telephone number, including area code:     (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.05
                        ------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-SB.   [ X ]

The Registrant's revenues for the year ended June 30, 1997 were $9,234,097.

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

          In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more sites on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. The Company loaned $325,000 to Global Internet in exchange for a 10% promissory note. At June 30, 1997, the Company's investment promissory note and related interest and additional advances due from Global Internet totaled approximately $385,000.

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

          PELICAN CASINO:  ST. MAARTEN, NETHERLANDS ANTILLES
          --------------------------------------------------



          In order to fund this project, the Company borrowed $165,000 from an affiliate, which the Company used to establish the casino's bankroll of $150,000.



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

  Net income generated from gaming operations at the casino was divided sixty-one percent (61%) to the Company and thirty-nine percent (39%) to the Corporation Restaurant Naryn through September 1996, and 50% thereafter.

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

  PELICAN CASINO:  ST. MAARTEN, NETHERLANDS ANTILLES
  --------------------------------------------------

   Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1997 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1997, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1997, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1997.

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



LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO JUNE 30, 1997
-------------------------------------------------------------------------

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

            On November 18, 1996, the Company effected a one-for-ten (1-for-
10) reverse split of its securities pursuant to the prior authorization of its shareholders and Board of Directors.

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

            The Company has retained the accounting firm of Gelfond Hochstadt Pangburn & Co. ("GHP") to serve as the Company's principal accountants to audit the Company's financial statements. This engagement was effective May 31, 1996. Prior to its engagement as the Company's principal independent accounting, GHP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.


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

Exhibit
  No.     Title
-------   -----
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

* 10.17 Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994

* 10.18   Secured Convertible Promissory Note in favor of Global
          Casinos, Inc. from Astraea Investment Management, L.P.
          dated May 19, 1994

* 10.19 Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated
          May 11, 1994

* 10.20 Employment Agreement, dated July 1,1994 , between Global Casinos, Inc. and Peter Bloomquist

**10.21 Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.

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

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.


          REPORTS ON FORM 8-K
          -------------------
          The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1997.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1997 AND 1996

                         INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE
                                                                       ----
Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.). . .  25

Consolidated Balance Sheet - June 30, 1997 . . . . . . . . . . . . . .  26

Consolidated Statements of Operations - For Years
Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .  28

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . .  30

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .  31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  34

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


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
September 30, 1997

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1997


ASSETS
------
Current assets:
     Cash                                              $   1,048,371
     Receivables, related parties                             11,199
     Receivables, net of allowance for doubtful
          accounts of $14,750                                 62,710
     Prepaid expenses and other                              138,792
     Current portion of notes receivable                      57,645
                                                       ---------------
Total current assets                                       1,318,717

Land, buildings and equipment:
     Land                                                    531,715
     Buildings                                             3,913,510
     Equipment                                             2,539,837
                                                       ---------------
                                                           6,985,062
     Accumulated depreciation                             (1,615,751)
                                                       ---------------

Net land, buildings and equipment                          5,369,311

Other assets, net of amortization of $17,000                  60,486

Leasehold and contract rights, net of
     amortization of $1,077,424                            2,050,976

Notes receivable, net of current portion,
     including receivables in default                        369,059
                                                       ---------------

Total assets                                           $   9,168,549
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

                            See accompanying notes.

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
                                               =============  ============
/TABLE

                                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For Years Ended June 30, 1996 and 1997


                              Preferred Stock        Common Stock       Additional
                           --------------------- --------------------     Paid-in    Accumulated
                            Shares      Amount      Shares*    Amount     Capital      Deficit      Total
                          ----------  ----------  -----------  -------  ----------- ------------ ----------
Balances at
  July 1,1995               1,233,000  $2,241,000   955,108    $ 48,081 $5,390,437  ($4,583,267) $3,096,251
 Shares issued upon
   exercise of D
   warrants                                          28,125      1,406     139,233                 140,639
 Shares issued in
   debt conversion                                  185,386      9,268   1,219,236               1,228,504
 Shares issued for
   services                                          18,000        900      85,748                  86,648
 Shares in conversion
   of preferred stock
   to common stock          (544,500)  (989,639)     96,800      4,839     984,800
 Net Loss                                                                            (2,011,078)(2,011,078)
                            ---------  ---------- ----------    -------  ---------   ----------- ----------
Balances at
  June 30, 1996              688,500   1,251,361  1,283,419     64,494   7,819,454   (6,594,345)  2,540,964

 1-for-10 reverse stock
    split                                                      (58,076)     58,076
 Shares issued in conver-
    sion of preferred
    stock to common stock   (540,750)   (982,823)     96,131        480    982,343
 Shares issued in debt
    conversions                                       21,261        106    109,172                 109,278
 Net Income                                                                             386,016    386,016
                           ---------- -----------------------   -------  ---------   ----------- ----------
Balances at
  June 30, 1997              147,750  $  268,538   1,400,811    $ 7,004 $8,969,045  $(6,208,329) $3,036,258
                             =======  ==========   =========    ======= ==========  ============ ==========

*Shares of common Stock have been restated for 1996, to reelect the 1997 1-for-10 reverse stock split

                                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For Years Ended June 30,
                                              -----------------------------
                                                  1997           1996
                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                              $   386,016    $(2,011,078)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Extraordinary gain from extinguishment of
   debt                                         (1,551,488)      (221,814)

  Loss on investment, loan and advances to
    Global Internet Corporation                    385,418              -

   Amortization                                    378,829        366,300
   Depreciation                                    490,867        459,815
   Provision for uncollectible receivables          79,600        113,000
   Stock and warrants issued as compensation                       86,648
   Impairment of gaming facility                                1,225,000
   Minority interest                               171,819        205,437
   Changes in operating assets and liabilities:
     Receivables                                    18,840       (105,012)
     Prepaid expenses and other                   (109,333)        (3,483)
     Accounts payable                             (248,363)        65,162
     Accrued expenses and interest                 276,514        542,428
                                               -------------  -------------
Net cash provided by operating activities          278,719        722,403
                                               -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Other assets                                        (8,643)        14,985
Purchase of equipment                             (543,422)      (165,709)

Investment, loan and advances to Global
 Internet Corporation                             (385,418)             -

Proceeds from sale of equipment                      1,999          3,410
Collections on notes receivable                     53,735         70,361
Distribution to minority interest                 (153,421)      (187,968)
                                               -------------  -------------
Net cash used in investing activities           (1,035,170)      (264,921)
                                               -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on notes                       (662,729)      (267,743)
Borrowings against notes payable                 1,580,177              -
Proceeds from issuance of common stock                  -         140,639
Redemption of mandatory preferred stock                            (8,000)
                                               -------------  -------------
Net cash provided by (used in) financing
 activities                                        917,448       (135,104)
                                               -------------  -------------
Net increase in cash                               160,997        322,378

Cash at beginning of year                          887,374        564,996
                                               -------------  -------------
Cash at end of year                            $ 1,048,371    $   887,374
                                               =============  =============
Supplemental cash flow information:
 Cash paid for interest                        $   122,717    $    99,196
                                               =============  =============
/TABLE

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


Supplemental disclosure of non-cash investing and financing activities:

                                                For Year Ended June 30,
                                              ---------------------------
                                                  1997           1996
                                              -------------   -----------
Debt converted to common stock:
  Mandatory redeemable preferred stock
    (Note 9)                                  $     35,000    $   250,000
  Accrued expenses, related parties
    (Note 10)                                       74,279        126,000
  Notes payable and accrued interest
    (Note 6)                                                      852,504
Accounts payable                                                        -
                                              -------------   -------------
                                              $    109,279    $ 1,228,504
                                              =============   =============
Acquisition of additional interest in
  BPJ Holdings, N.V. and Casino Las
  Vegas in exchange for the Company's
  interest in Casino Lazurnaya (Note 2):
  Assets and liabilities exchanged:
    Accounts receivable                                       $   (55,753)
    Equipment, net                                               (515,262)
    Leasehold and contract rights                                (516,832)
    Accrued expenses                                               17,388
  Assets acquired and liability released:
    Note receivable                                               200,000
    Accounts payable                                               45,459
                                                              -------------
    Leasehold and contract rights                             $ (825,000)
                                                              =============
Extinguishment of debt (Notes 3 and 6):
  Liabilities released:
    Capital lease obligation                                  $   198,778
    Note payable                              $    101,335         38,129
    Accounts payable                                               20,000
    Accrued interest                               164,627
    Net debt relieved in Chapter 11 proceeding   2,503,114

  Assets relinquished:
    Note receivable and equipment,
       respectively, net                        (1,217,588)       (35,093)
                                              -------------   -------------
  Extraordinary gain                          $  1,551,488    $   221,814
                                              =============   =============
Property foreclosure (Note 4):
  Liabilities released:
    Notes payable                                             $   759,532
    Accounts payable and accrued expenses                          91,789
  Assets relinquished:
    Land and building, net                                       (836,874)
    Miscellaneous current assets                                  (14,447)
                                                              -------------
                                                              $          -
                                                              =============
  Note receivable acquired in Chapter 11
    proceeding, assigned to creditor as
    payment on note to creditor               $   (249,418)

  Reduction in note payable by
    assignment of note receivable
    acquired in Chapter 11 proceeding              249,418
                                              -------------
                                              $          -
                                              ===============

                            See accompanying notes.
/TABLE

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

  MANAGEMENT'S PLANS
  ------------------

  The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. In December 1996, the Bankruptcy Court approved Casinos U.S.A.'s Second Amended Plan of Reorganization (See Note 3). As a result, a significant amount of the Company's debt has been extinguished and/or restructured. Management continues to negotiate with creditors of debt that remains in default. The Company also continues to explore acquisition opportunities, such as the acquisition of ABS which occurred in August 1997 (See Note 14). Management believes that these plans will result in increased liquidity and future profitability.


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


       Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten.
The original term of the lease was for five years, with options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1997 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1997, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1997, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1997.


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


       ST. MAARTEN LICENSE AND CONTROLLER COST
       ---------------------------------------
       The Pelican Casino is charged a St. Maarten Government Controller and a casino license fee of $36,500 per month. The Company has accrued $401,500 of license and controller expense as of and for the year ended June 30, 1997. Although the government has been assessing the Pelican Casino the monthly fees, Global Pelican has not yet been granted a license, which it applied for in October 1996. In July, Global Pelican met with government representatives and proposed to pay a one-time license issuance fee of $112,000, of which the casino lessor has agreed to pay 1/2, pay license and controller fees accrued through May 31, 1997, of $365,000 over a five-year term, and pay continuing monthly fees from June 1, 1997 and thereafter.



9.     STOCKHOLDERS' EQUITY
       --------------------
       MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK
       ------------------------------------------------

       At June 30, 1997, 26,750 shares of Series A Mandatory Redeemable Convertible Preferred Stock are outstanding. The Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $2.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth of one share of the Company's Common Stock.


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

                                                 1997            1996
                                              ----------    --------------
     Net income (loss) - as reported           $ 386,016     $(2,011,078)
     Net income (loss) - pro forma               328,016      (2,069,078)
     Income (loss) per share - as reported          0.29           (1.81)
     Income (loss) per share - pro forma       $    0.24     $     (1.86)


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

14.    SUBSEQUENT EVENTS
       -----------------

       On August 1, 1997, the Company acquired 100% of the outstanding common stock of Alaska Bingo Supply, Inc., an Alaska corporation ("ABS"). The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 convertible promissory note, secured by shares of ABS' common stock held by the Company. The promissory note bears interest at 8%, due in 2004, with monthly payments of principal and interest beginning in October 1997. The Noteholder has the option to convert up to $2,500,000 of the Note into shares of the Company's common stock at $10.00 per share. This acquisition will be accounted for as a purchase.


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



Date:     11/18/97                 By:   /s/ Stephen G. Calandrella
      ----------------                   -----------------------------
                                         Stephen G. Calandrella, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Position              Date
---------                               --------              ----


/s/ Stephen G. Calandrella        President, Director       11/18/97
----------------------------                                --------
Stephen G. Calandrella



/s/ Pete Bloomquist             Chief Financial Officer,    11/18/97
---------------------------     Chief Accounting Officer,   --------
Pete Bloomquist                         Director



/s/ Clifford C. Thygesen                Director            11/18/97
---------------------------                                 --------
Clifford C. Thygesen



/s/ Clifford L. Neuman                  Director            11/18/97
---------------------------                                 --------
Clifford L. Neuman