Form 10QSB
period 1997-09-30
GLOBAL CASINOS INC
filed 1997-11-19
CIK 727346

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

          For the transition period from            to
                                        ----------    ----------

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)


          Utah                                         87-0340206
-------------------------------              ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


      4465 Northpark Drive, Suite 400 Colorado Springs, Colorado    80907
    ----------------------------------------------------------------------
    (Address of Principal Offices)                              (Zip Code)

Registrant's telephone number, including area code:         (303) 756-3777

                                      N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of October 1997, 1,460,811 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [X]

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheet at September 30, 1997 (unaudited) and
               June 30, 1997

               Statement of Operations for the Three Months Ended
               September 30, 1997 (unaudited) and September 30, 1996
               (unaudited)

               Statement of Cash Flows for the Three Months Ended
               September 30, 1997 (unaudited) and September 30, 1996
               (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------
          The accompanying Balance Sheet at September 30, 1997, Statement of Operations for the Three Months Ended September 30, 1997 and September 30, 1996, and Statement of Cash Flows for the Three Months Ended September 30, 1997 and September 30, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                               September 30,      June 30,
                                                   1997             1997
                                                (unaudited)
                                               -------------    -------------
ASSETS
Current assets:
  Cash                                         $ 1,103,296     $  1,048,371
  Receivables, related parties                      10,859           11,199
  Accounts receivable, net of
     allowance for doubtful accounts
     of $5,359 at September 30, 1997
     and $4,800 at June 30, 1997                   286,638           62,710
  Inventory                                        273,318                -
  Prepaid expenses and other                       152,434          138,792
  Current portion of notes receivable               58,242           57,645
                                               ------------    -------------
Total current assets                             1,884,787        1,318,717

Land, buildings and equipment:
  Land                                             531,715          531,715
  Buildings                                      3,913,510        3,913,510
  Equipment                                      2,854,022        2,539,837
                                               ------------    -------------
                                                 7,299,247        6,985,062

  Accumulated depreciation                      (1,752,382)      (1,615,751)
                                               ------------    -------------
Net land, buildings and equipment                5,546,865        5,369,311

Other assets, net of amortization of
  $44,906 at September 30, 1997 and
  $42,746 at June 30, 1997                          71,251           60,486
Leasehold, contract rights, and goodwill
  net of amortization of $1,207,229 at
  September 30, 1997 and $1,077,424 at
  June 30, 1997                                  5,784,785        2,050,976
Notes receivable, net of current portion,
  including receivables in default                 354,475          369,059
                                               ------------    -------------
Total assets                                   $13,642,163     $  9,168,549
                                               ============    =============


                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Continued)
                                               September 30,      June 30,
                                                   1997             1997
                                                (unaudited)
                                               -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, includes related
    party payables of $12,143 at
    September 30, 1997 and $31,421
    at June 30, 1997                           $   414,670      $   318,199
  Accrued expenses                               1,156,725          958,880
  Accrued interest                                 241,778          154,995
  Current portion of long-term debt
    including debt in default (includes
    $65,000 at September 30, 1997 and
    June 30, 1997 to related parties)              983,080          557,450
  Mandatory redeemable convertible
    Class A preferred stock, in default             48,500           53,500
                                               ------------     -------------
Total current liabilities                        2,844,753        2,043,024

Deferred Rent                                       18,546                -
Long-term debt, less current portion
  (includes $187,000 to related parties at
   September 30, 1997 and June 30, 1997)         7,828,157        4,052,900
                                               ------------     -------------
Total liabilities                               10,691,456        6,095,924
                                               ------------     -------------
Minority interest                                   57,880           36,367
                                               ------------     -------------
Commitments and Contingencies

Stockholders' equity:
  Class A preferred stock - Convertible
    nonvoting, $2 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 147,750
      shares at September 30, 1997 and
      147,750 shares at June 30, 1997              268,538          268,538
  Common stock - $.005 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding - 1,460,811
      shares at September 30, 1997 and
      1,400,811 shares at June 30, 1997              7,303            7,004
  Additional paid-in capital                     9,172,748        8,969,045
  Subscription note receivable                    (195,000)               -
  Accumulated deficit                           (6,360,762)      (6,208,329)
                                               ------------     -------------
Total stockholders' equity                       2,892,827        3,036,258
                                               ------------     -------------
Total liabilities and stockholders'
  equity                                       $13,642,163      $ 9,168,549
                                               ============     =============

                            SEE ACCOMPANYING NOTES.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Three Months Ended September 30,
                                             --------------------------------
                                                  1996              1997
                                               (unaudited)       (unaudited)
                                             --------------    --------------
Revenues:
  Bingo Operations                            $        -        $   546,523
  Casino                                        1,707,811         2,031,543
  Food and beverage                                89,201             39,243
  Other                                            28,328            72,187
                                              -------------     -------------
                                                1,825,340         2,689,496
Expenses:
  Cost goods sold                                                   343,760
                                              -------------     -------------
  Operating, general and administrative         1,788,836         2,213,785
Depreciation                                      116,966           135,542
                                              -------------     -------------
Loss from operations                             (172,037)         (135,556)
                                              -------------     -------------
Other income (expense):
  Interest income                                   6,598             7,822
  Interest expense                                (93,899)         (166,020)
                                              -------------     -------------
                                                  (87,301)         (158,198)
Loss before reorganization items
  and minority interest                          (259,338)         (293,754)
                                              -------------     -------------
Reorganization items:
  Interest earned on accumulated cash
    resulting from Chapter 11 proceedings           2,936                 -
  Professional fees                                (6,200)                -
                                              -------------     -------------
                                                   (3,264)                -
Loss before minority interest
  and extraordinary item                         (262,602)         (293,754)

Extraordinary item:
  Gain from restructuring                               -            190,930
Minority interest in income of subsidiary         (54,873)          (49,609)
                                              -------------     -------------
Net loss                                      $  (317,475)      $  (152,433)
                                              =============     =============
Net loss per share                                $ (0.24)          $ (0.10)
                                              =============     =============
Weighted average number
  of shares outstanding                         1,298,648         1,460,811
                                              =============     =============

                            SEE ACCOMPANYING NOTES.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  1996              1997
                                               (unaudited)       (unaudited)
                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities                        $     163,863     $   392,390
                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Other assets                                        (32,012)        (12,925)
Purchase of equipment                               (46,933)       (314,185)
Purchase of Alaska Bingo Supply, Inc.,
  net of cash acquired                                    -        (383,090)
Proceeds from sale of equipment                       1,999               -
Collections on notes receivable                      13,109          13,987
Distribution to minority interest                   (30,545)        (28,096)
                                              -------------     -------------
Net cash used in investing
  activities                                        (94,382)       (724,309)
                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                          (6,970)        (33,813)
Borrowing against notes payable                     170,000         425,657
Redemption of mandatory preferred
  stock                                                   -          (5,000)
                                              -------------     -------------
Net cash provided by financing activities           163,030         386,844
                                              -------------     -------------
Net increase (decrease) in cash                     232,511          54,925

Cash at beginning of period                         887,374       1,048,371
                                              -------------     -------------
Cash at end of period                         $   1,119,885     $ 1,103,296
                                              =============     ============
Supplemental cash flow information:
  Cash paid for interest                      $       3,328     $    71,415
                                              =============     ============
Supplemental disclosure of non-cash
  investing and financing activities:

Debt converted to common stock:               $     112,279
                                              -------------
Note receivable issued for common stock                         $   195,000
                                                                -------------
Acquisition of Alaska Bingo Supply, Inc.:
  Fair value of assets acquired                                 $   620,587
  Liabilities assumed                                              (101,111)
  Intangibles                                                     3,863,614
  Fair value of assets exchanged                                 (4,000,000)
                                                                -------------
  Cash paid, net of cash acquired                               $   383,090
                                                                =============

                            SEE ACCOMPANYING NOTES.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                              September 30, 1997
                                  (unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

     ORGANIZATION AND CONSOLIDATION
     ------------------------------
     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At September 30, 1997, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

     GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited Liability Company which began operating the Pelican Casino located on the island of St.
     Maarten in the Netherland Antilles on August 1, 1996.   Global Pelican
     operates the casino under a Management and Operating Lease Agreement.

     GLOBAL ALASKA CORPORATION ("Global Alaska"), an Anchorage corporation, which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska. The Company acquired ABS on August 1, 1997 (see Note 3).

     CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the fiscal year ended June 30, 1997 and Form 8-K.

     RECLASSIFICATIONS
     -----------------
     Certain amounts reported in the 1996 interim financial statements have been reclassified to conform to classifications in the 1997 interim financial statements.


2.   STOCKHOLDERS' EQUITY
-------------------------

     MANDATORY REDEEMABLE PREFERRED STOCK
     ------------------------------------
     At September 30, 1997, 24,250 shares of Series A Preferred Stock are outstanding. The Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $2.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth (1/10) of one share of the Company's Common Stock.


3.   ACQUISITION
----------------
     On August 1, 1997, the Company, through Global Alaska, acquired all the outstanding shares of stock of Alaska Bingo Supply, Inc. in a transaction accounted for as a purchase, and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of purchase. Consideration for the purchase consisted of a cash down payment of $400,000 and a $4,000,000 8% installment note payable. The funds for the down payment were derived from a private placement of short term notes totaling $425,000, of which $75,000 was from an affiliate. The unaudited results of operations on a proforma basis as though ABS had been acquired as of July 1, 1996 and 1997 are as follows:

                                           As of July 1,
                                      1996                1997
                                   ----------          ----------
          Revenues                 $2,573,000          $2,920,000
          Net loss                  (361,000)           (127,000)
          Net loss per share           (0.28)              (0.09)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1997 COMPARED TO JUNE 30, 1997
-------------------------------------------------------------------------
     The Company is organized as a holding company for several entities holding gaming-related properties. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financing.

     The Company's balance sheet reflects an increase in current assets and total assets, and an impairment in working capital. Specifically, current assets increased from $1,318,717 at June 30, 1997, to $1,884,787 at September 30, 1997, an increase of $566,070 or 42.9%. At September 30, 1997, the
Company showed increases in cash of $54,925, or 5.2%, net accounts receivable and current portion of note receivable of $224,185, prepaid expenses and other of $13,642, and increased in inventory of $273,318, the majority of the increase in current assets is due to the Alaska Bingo Operations.

     At September 30, 1997, the Company's investment in property, plant and equipment increased by $314,185, or 4.5 %. Other assets increased by $10,765 or 17.8%. Leasehold contract rights, and goodwill increased by $3,863,614 due to the acquisition of Alaska Bingo Supply, Inc. These assets were reduced by $129,805 of amortization for the period.

     Current liabilities increased 39.2% from $2,043,024 at June 30, 1997, to $2,844,753 at September 30, 1997. This is comprised of increases in accrued expenses of $197,845, accrued interest of $86,783. Current portion of long term debt of $425,657. The majority of these increases are associated with the acquisition of Alaska Bingo Supply, Inc. These increases are offset by a reduction in accounts payable of $96,471 and mandatory redeemable preferred stock of $5,000.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit increased from $(724,307) on June 30, 1997, to $(959,966) on September 30, 1997, or a 32.5 % increase.
The current ratio decreased from (.65) to (.66). The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     Debt increased from $4,052,900 at June 30, 1997 to $7,828,157 at September 30, 1997 an increase of $3,775,257. This is a result of the purchase of Alaska Bingo Supply, Inc.

     During this period, the Company reported a net loss of $(152,433). In addition, the Company received a note receivable (secured by assets other than securities issued) in the amount of $195,000, which is recorded as a subscription receivable. As a result of the foregoing, stockholders' equity decreased from $3,036,258 on June 30, 1997, to $2,892,827 on September 30, 1997, a decrease of .5%.

     Net cash used by investing activities for the three (3) months ended September 30, 1997 was $(4,204,833). This compares with net cash used by investing activities of $(94,382) for the three (3) months ended September 30, 1996. For the three (3) months ended September 30, 1997, the Company used $(314,185) for the purchase of equipment and $12,925 for additions to other assets, and (3,683,614) for additions to leasehold, contract rights and goodwill. In addition, the Company distributed $28,046 for minority interest. This compares to $46,933 for the purchase of equipment, $32,012 for acquisition of other assets, and $30,546 in distribution to minority interest for the three months ended September 30, 1996. Offset against this, the Company received $13,987 of principal payments on its notes receivable for the three (3) months ended September 30, 1997. This compares with principal payments on its notes receivable of $13,109 and proceeds from sale of equipment of $1,999 for the three (3) months ended September 30, 1996.

     Net cash provided by financing activities for the three (3) months ended September 30, 1997 was $4,386,844. This compares with net cash provided by financing activities of $163,030 for the three (3) months ended September 30, 1996. Specifically, cash provided by financing activities for the three (3) months ended September 30, 1997 was comprised of borrowing against notes of $4,425,657 (all for the Alaska Bingo Supply, Inc. purchase. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $33,813 and a $5,000 payment for the mandatory redeemable projected stock. This compares to proceeds from borrowing of $170,000 for the three (3) months ended September 30, 1996 and was offset by debt payments of $6,970.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.


PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------
     Certain statements in this Quarterly Report on Form 10-QSB which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that my significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.


RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE THREE (3) MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------
     For the three months ended September 30, 1996, the Company's income consisted of revenues generated by Bull Durham, Casino Las Vegas and Casino Masquerade and the Company began operation of the Pelican Casino in St. Maarten on August 1, 1996. For the three months ended September 30, 1997 the income consisted of revenues generated by Bull Durham, Casino Las Vegas, Casino Masquerade and Alaska Bingo Supply, Inc. beginning August 1, 1997.

     Net revenues for the three (3) months ended September 30, 1997 were $2,689,496, based on casino revenues of $2,031,543, revenues from the sale of food of $39,243, other income of $72,187 and combined Bingo revenues of $546,523. Net revenues for the three (3) months ended September 30, 1996 were $1,825,340 comprised of casino revenues of $1,707,811, food and beverage of $89,201, and other revenues of $28,328.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased to $2,327,462 for the three (3) months ended September 30, 1997 from $1,788,836 for the three (3) months ended September 30, 1996, an increase of 30.6% which is primarily attributable to Alaska Bingo Supply's added general and administrative expenses. Depreciation increased 15.8% and amortization increased 44.1% over the same period, again, primarily attributable to the acquisition of Alaska Bingo Supply, Inc.

     Total operating expenses increased to $2,594,969 for the three (3) months ended September 30, 1997, from $1,997,377 for the three months ended September 30, 1996, an increase of 29.9%.

     As a result of the increase in net revenues, and an increase in operating expenses, losses from operations decreased 21.2% from a loss of $(172,037) for the three (3) months ended September 30, 1996, to a loss of $(135,556) for the three (3) months ended September 30, 1997. Interest income increased 18.5% while interest expense increased 76.8% over the same period due to the acquisition of Alaska Bingo Supply, Inc. Losses before reorganization items and minority interest increased 13.2% to a loss of $(293,754) for the three
(3) months ended September 30, 1997, from a loss of $(259,338) for the three
(3) months ended September 30, 1996.

     For the three (3) months ended June 30, 1996, the Company had net expenses from reorganization of $(3,264). Due to a decrease in the operating results of the Casino Las Vegas, the Company reported minority interest expense of $(54,873) for the three (3) months ended September 30, 1996, compared to a minority interest expense of $(49,609) for the three (3) months ended September 30, 1997. In addition, for the three months ended September 30, 1997, the Company reported a gain from debt restructuring of $190,930.

     As a result of the foregoing, the Company reported a net loss for the three (3) months ended September 30, 1996 of ($317,475), a decrease of 51.9% compared to the loss for the three (3) months ended September 30, 1997 of $(152,433), which translates into a net loss per share of $(0.24) based on 1,298,648 weighted average shares outstanding for the three (3) months ended September 30, 1996 and a net loss per share of $(0.11), based on 1,400,811 weighted average shares outstanding for the three (3) months ended June 30, 1997.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


LEGAL PROCEEDINGS
-----------------
     The Company is currently involved in the following pending legal proceedings.


SECURITIES AND EXCHANGE COMMISSION INVESTIGATION.
------------------------------------------------
     During 1995 and through 1997, the Company and certain officers and directors of the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. On January 13, 1997, The Company was notified that the SEC staff intended to recommend initiation of administrative procedures for a Cease and Desist Order against the Company and two of its former officers and directors with violations of certain provisions of federal securities laws. The Company has engaged in negotiations with the SEC staff concerning possible disposition of this matter. Based upon the content of these discussions, management believes that the outcome of this matter will not have a material adverse effect on the business of the Company, however there can be no assurance that such will be the case.

ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three months ended September 30, 1997.


ITEM 4.   OTHER INFORMATION

          None


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
          --------
               Exhibit 27     Financial Data Schedule

          Reports on Form 8-K
          -------------------

               Current Report on Form 8-K dated August 1, 1997

                    Item 2.   Acquisition
                    Item 5.   Other Events
                    Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

               Amendment No. 1 to Current Report on Form 8-K/A-1 dated August 1, 1997

                    Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL CASINOS, INC.



Date:      November 15, 1997            By:   /s/ Stephen G. Calandrella
          ------------------            ---------------------------------
                                        Stephen G. Calandrella, President