Form 10QSB
period 1997-12-31
GLOBAL CASINOS INC
filed 1998-02-19
CIK 727346

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT
       For the transition period from __________ to __________

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
          ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



            Utah                                    87-0340206
--------------------------------        ---------------------------------
(State or other jurisdiction            I.R.S. Employer
of incorporation or organization)       Identification number

       4465 Northpark Drive, Suite 400 Colorado Springs, Colorado  80907
          -----------------------------------------------------------------

          (Address of Principal Offices)                     (Zip Code)

    Registrant's telephone number, including area code:     (303) 756-3777
--------------------------------------------------------------------------


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

As of February 15, 1998, 1,480,811 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [   ]   No [ X ]

                                     INDEX


PART I.   FINANCIAL INFORMATION:

     Item 1.        Financial Statements

               Balance Sheet at December 31, 1997 (unaudited) and June 30,
               1997

               Statement of Operations for the Three Months Ended December 31, 1997 (unaudited) and December 31, 1996 (unaudited)

               Statement of Operations for the Six Months Ended December 31, 1997 (unaudited) and December 31, 1996 (unaudited)

               Statement of Cash Flows for the Six Months Ended December 31, 1997 (unaudited) and December 31, 1996 (unaudited)

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

                          PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

     The accompanying Balance Sheet at December 31, 1997, Statement of Operations for the Three Months Ended December 31, 1997 and 1996, and Six Months Ended December 31, 1997 and 1996, and Statement of Cash Flows for the Six Months Ended December 31, 1997 and December 31, 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                       Global Casinos, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                                          December 31, 1997    June 30, 1997
                                             (unaudited)         (audited)
                                             -----------        ----------
ASSETS
------
Current assets:
 Cash                                        $  1,463,553       $  1,048,371
 Receivables, Related parties                      18,293             11,199
 Receivables net of allowance
  for doubtful accounts of
  $7,000 at December 31, 1997
  and $14,750 at June 30, 1997                    302,406             62,710
 Inventory                                        279,803
 Prepaid expenses and other                       126,870            138,792
 Current portion of notes
  receivable                                       58,242             57,645
                                              ------------        ----------
Total current assets                            2,249,167          1,318,717

Land, buildings and equipment:
 Land                                             531,715            531,715
 Buildings                                      3,913,510          3,913,510
 Equipment                                      2,923,262          2,539,837
                                             ------------       ------------
                                                7,368,487          6,985,062

 Accumulated depreciation                      (1,894,245)        (1,615,751)
                                             ------------       ------------
Net land, buildings and equipment               5,474,242          5,369,311

Other assets, net of amortization of
 $52,571 at December 31, 1997 and
 $17,000 at June 30, 1997                         181,693             60,486
Leasehold, contract rights, and goodwill
 net of amortization of $1,356,524 at
 December 31,1997 and $1,077,424 at
 June 30, 1997                                  5,745,490          2,050,976
Notes receivable, net of current
 portion, including receivables
 in default                                       350,259            369,059
                                             ------------       ------------

Total assets                                 $ 14,000,851       $  9,168,549
                                             ============       ============

                       Global Casinos, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                    (Continued)
                                          December 31, 1997    June 30, 1997
                                             (unaudited)         (audited)
                                         ------------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable, includes related
  party payables of $26,904
  at December 31, 1997
  and $31,421 at June 30, 1997               $    409,640       $    318,199
 Accrued expenses                               1,386,617            958,880
 Accrued interest                                 267,073            154,995
 Current portion of long-term debt
  including debt in default                       983,080            557,450
 Mandatory redeemable convertible
  Class A preferred stock, in default              43,500             53,500
                                             ------------         -----------
Total current liabilities                       3,089,910          2,043,024

Deferred Rent                                      18,546

Long-term debt, less current portion            7,720,259          4,052,900
                                             ------------       ------------
Total liabilities                              10,828,715         6,095,924
                                             ------------       ------------
Minority interest                                       -             36,367
                                             ------------        ------------
Commitments and Contingencies
Stockholders' equity:
 Class A preferred stock - Convertible
 nonvoting,$2 par value:
  Authorized - 10,000,000 shares
  Issued and outstanding - 147,750
    shares at December 31, 1997 and
    147,750 shares at June 30, 1997               268,538            268,538
 Common stock - $.005 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 1,480,811
    shares at December 31, 1997 and
    1,400,811 shares at June 30, 1997               7,404              7,004
 Additional paid-in capital                     9,245,146          8,969,045

 Accumulated deficit                           (6,348,952)        (6,208,329)
                                             ------------       ------------
Total stockholders' equity                      3,172,136          3,036,258
                                             ------------       ------------
Total liabilities and stockholders'
equity                                       $ 14,000,851       $  9,168,549
                                             ============       ============

See accompanying notes.

                       Global Casinos, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                                             Three Months Ended December 31,
                                                1997               1996
                                             (unaudited)        (unaudited)
                                             ----------         ----------
Revenues:
 Bingo                                       $    913,567       $
 Casino                                         2,332,033          2,407,725
 Food and beverage                                 40,734             97,856
 Other                                             56,613             16,272
                                             ------------       ------------
                                                3,342,947          2,521,853
Expenses:
 Cost goods sold - Bingo operations               538,051
 Operating, general and administrative          2,428,540          2,171,577
     Depreciation and Amortization                299,788            227,343
                                             ------------       ------------
                                                3,266,379          2,398,920
                                             ------------       ------------
Income from operations                             76,568            122,933
                                             ------------       ------------
Other income (expense):
 Interest income                                    8,114              6,384
 Interest expense                                 (97,878)           (62,455)
                                             ------------       ------------
                                                  (89,764)           (56,071)
Income (loss) before reorganization
 items and minority interest                      (13,196)            66,862
                                             ------------       ------------
Reorganization items:
 Interest earned on accumulated cash
  resulting from Chapter 11 proceedings                 -              4,672
 Professional fees                                      -             (4,911)
                                             ------------       ------------
                                                        -               (239)
Income/(Loss) before minority interest
 and extraordinary item                           (13,196)            66,623

Extraordinary item:
 Gain from Restructuring                                           1,450,392
Minority interest in (income)
 of subsidiary                                     25,005            (46,362)
                                             ------------       ------------
Net income                                   $     11,809       $  1,470,653
                                             ============       ============
Basic earnings per share                     $       0.01       $       1.12
                                             ============       ============
Diluted earnings per share                   $       0.01       $       1.12
                                             ============       ============

See accompanying notes.

                       Global Casinos, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                                              Six Months Ended December 31,
                                                1997               1996
                                             (unaudited)        (unaudited)
                                            ------------        -----------
Revenues:
 Bingo                                       $  1,460,090       $
 Casino                                         4,363,576          4,115,536
 Food and beverage                                 79,977            187,057
 Other                                            128,800             44,600
                                             ------------       ------------
                                                6,032,443          4,347,193
Expenses:
 Cost goods sold - Bingo operations               881,811                  -
 Operating, general and administrative          4,642,325          3,960,413
     Depreciation and amortization                567,295            435,884
                                             ------------       ------------
                                                6,091,431          4,396,297
                                             ------------       ------------
Loss from operations                              (58,988)           (49,104)
                                             ------------       ------------
Other income (expense):
 Interest income                                   15,936             12,982
 Interest expense                                (263,898)          (156,354)
                                             ------------       ------------
                                                 (247,962)          (143,372)
Loss before reorganization items             ------------       ------------
 and minority interest                           (306,950)          (192,476)
                                             ------------       ------------
Reorganization items:
 Interest earned on accumulated cash
  resulting from Chapter 11proceedings                  -              7,608
 Professional fees                                      -            (11,111)
                                             ------------       ------------
                                                        -             (3,503)
Loss before minority interest
 and extraordinary item                          (306,950)          (195,979)

Extraordinary item:
 Gain from restructuring                          190,930          1,450,392
 Minority interest in (income)
  of subsidiary                                   (24,603)          (101,235)
                                             ------------       ------------
Net income/(loss)                            $   (140,623)      $  1,153,178
                                             ============       ============
Basic earnings per share                     $      (0.10)      $       0.88
                                             ============       ============
Diluted earnings per share                   $      (0.10)      $       0.88
                                             ============       ============

See accompanying notes.

                       Global Casinos, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                             Six Months Ended December 31,
                                                1997               1996
                                               (unaudited)     (unaudited)
                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net cash provided by (used in)
 operating activities                        $    679,489       $    616,338
                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Other assets                                     (131,032)           (29,764)
Purchase of equipment                            (383,452)          (534,380)
Purchase of Alaska Bingo Supply, Inc.,
 net of cash acquired                            (383,090)                 -
Proceeds from sale of equipment                         -              1,999
Collections on notes receivable                    18,203             26,432
Leases and Advances on Notes Receivable                             (325,000)
Distribution to minority interest                 (55,716)           (85,241)
                                             ------------       ------------
Net cash used in investing activities            (935,087)          (945,954)
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments/(proceeds) on notes             67,623           (191,970)
Borrowing against notes payable                   425,657
Redemption of mandatory preferred stock           187,500          1,388,150
Payment Redeemable Preferred Stock                (10,000)                 -
                                             ------------       ------------
Net cash provided by financing activities         670,780          1,196,180
                                             ------------       ------------
Net  increase in cash                             415,182            866,564

Cash at beginning of period                     1,048,371            887,374
                                             ------------       ------------
Cash at end of period                        $  1,463,553       $  1,753,938
                                             ============       ============
Supplemental cash flow information:
 Cash paid for interest                      $    177,902       $      3,328
                                             ============       ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock:              $     89,000       $    109,279
                                             ------------       ------------
                                             $     89,000       $    109,279
                                             ============       ============
Fair value of assets acquired                $    620,587       $          -
Liabilities assumed                              (101,111)                 -
Intangibles                                     3,863,614                  -
Fair value of assets exchanged                 (4,000,000)                 -
                                             ------------       ------------
Cash paid, net of cash acquired                  $383,090                  -
                                             ============       ============

See accompanying notes.

                        Global Casinos, Inc. & Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 December 31, 1997
                                    (unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

     Organization and Consolidation
     ------------------------------
     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At December 31, 1997, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     BPJ Holdings N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

     Global Pelican N.V. ("Pelican"), a St. Maarten Limited Liability Company which began operating the Pelican Casino located on the island of St. Maarten in the Netherlands Antilles on August 1, 1996.
      Global Pelican operates the casino under a Management and Operating Lease Agreement. The casino is located in the Radisson hotel which is scheduled to close for major renovations at the end of February 1998. Global Casinos is presently in negotiations with the Aruban government and with the Radisson hotel chain to renegotiate the casino's lease.

     Global Alaska Corporation ("Global Alaska"), an Anchorage corporation, which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska. The Company acquired ABS on August 1, 1997 .

     Casinos USA, Inc. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

     Global Casinos International, Inc. ("Global International"), a Delaware corporation, which owns BPJ, which operates Casino Las Vegas in Bishek and receives a 61% profits interest in the Casino Las Vegas.

     Woodbine Corporation ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota which leases property and related equipment to a third party.

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


2.   STOCKHOLDERS' EQUITY
-------------------------

     None.

     Mandatory Redeemable Preferred Stock
     ------------------------------------
     At December 31, 1997, 21,750 shares of Series A Preferred Stock are outstanding. The Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $2.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth (1/10) of one share of the Company's Common Stock.


3.   ACQUISITION
----------------

     On August 1, 1997, the Company, through Global Alaska, acquired all the outstanding shares of stock of Alaska Bingo Supply, Inc. in a transaction accounted for as a purchase, and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of purchase. Consideration for the purchase consisted of cash of $400,000 and a $4,000,000 8% installment note payable. The funds for the down payment were derived from a private placement of short term notes totaling $425,000, of which $75,000 was from an affiliate. The unaudited results of operations on a proforma basis as though ABS had been acquired as of July 1, 1996 and 1997 are as follows:

                                         As of July 1,
                             -------------------------------------
                                     1996                 1997
                             -------------------------------------
     Revenues                  $   5,455,000         $    6,263,000
     Net  income                   1,023,000                222,000
     Net  income per share              0.78                   0.15


4.   EARNINGS PER SHARE
-----------------------

     As required, the Corporation adopted statement of Financial Accounting Standards No. 128 during the quarter ended December 31, 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earning per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:


                                             1997            1996
                                             -----------------------
Weighted average shares outstanding          1,480,811       1,314,801
     used for both basic and diluted
     earnings per share

There are outstanding warrants or options to purchase common stock outstanding during the period ending December 31, 1997. However, the exercise price was greater than the average market price of the common shares. The warrants or options were still outstanding at the end of the period.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.


LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1997 COMPARED TO JUNE 30, 1997
------------------------------------------------------------------------
     The Company is organized as a holding company for several entities holding gaming-related properties. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financing.

     The Company's balance sheet reflects an increase in current assets and total assets, and a decrease in working capital. Specifically, current assets increased from $1,318,717 at June 30, 1997, to $2,249,167 at December 31, 1997, an increase of $930,450 or 70.6%. At December 31, 1997, the Company showed increases in cash of $415,182 or 39.6%, net accounts receivable of $239,696 or 382%, inventory of $279,803 or 100%, and decreases in prepaid expenses and other assets of $11,922, or 8.6%. The majority of the changes resulted due to the acquisition of the Alaska Bingo Supply, Inc.

     At December 31, 1997, the Company's investment in property, plant and equipment increased by $383,425, or 5.5 %. Other assets increased by $121,207, or 200%. This is due to the acquisition of the Alaska Bingo Supply, Inc. Leasehold contract rights, and goodwill increased by $3,694,514 due to the acquisition of Alaska Bingo Supply, Inc. These assets were reduced by $1,356,524 of accumulated amortization at December 31, 1997.

     Current liabilities increased 51.2% from $2,043,024 at June 30, 1997, to $3,089,910 at December 31, 1997. This is comprised of increases in accrued expenses of $427,737, accrued interest of $112,078, accounts payables of $91,441, and the current portion of long term debt of $425,630. The majority of these increases are associated with the acquisition of Alaska Bingo Supply, Inc. There was a reduction of $10,000 in mandatory redeemable preferred stock.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit increased from $(724,307) on June 30, 1997, to $(860,092) on December 31, 1997, or an 18.7% increase.
The current ratio decreased from (.65) to (.72). The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During the six (6) months ended December 31, 1997 the Company was able to negotiate the reduction of $89,000 of debt in exchange for 20,000 shares of Common Stock in satisfaction of this debt. During this period the Company reported loss in income of $(130,624). As a result of the foregoing, stockholders' equity increased from $3,036,258 on June 30, 1997 to $3,172,136 on December 31, 1997. In addition, 60,000 shares of commons stock were issued to a related party for services rendered. These were issued in the form of options which were exercised and cash received by the Company.

     Long-term debt increased from $4,052,900 at June 30, 1997 to $7,720,259 at December 31, 1997, an increase of $3,667,359, or 90%. This is a result of the purchase of Alaska Bingo Supply, Inc.

     Net cash used by investing activities for the six (6) months ended December 31, 1997 was $(935,087). This compares with net cash used by investing activities of $(945,954) for the six (6) months ended December 31,
1996.   For the six (6) months ended December 31, 1997, the Company used
$383,452 for the purchase of equipment and $131,032 for additions to other assets, $55,716 was distributed to minority interest and $383,090 to purchase Alaska Bingo. This compares to $534,380 for the purchase of equipment, $29,764 for acquisition of other assets, and $(85,311) in distribution to minority interest for the six (6) months ended December 31, 1996. Offset against this, the Company received $18,203 of principal payments on its notes receivable for the six (6) months ended December 31, 1997. This compares with principal payments on its notes receivable of $26,432 and proceeds from sale of equipment of $1,999 for the six (6) months ended December 31, 1996.

     Net cash provided by financing activities for the six (6) months ended December 31, 1997 was $670,780. This compares with net cash provided by financing activities of $1,196,180 for the six (6) months ended December 31, 1996. Specifically, cash provided by financing activities for the six (6) months ended December 31, 1997 was comprised of $187,500 of redemption of mandatory preferred stock and $425,657 of borrowing against notes payable. This was offset by principal payment on notes of $67,623 and payment to preferred stock shareholders in the course of redemption of $(10,000). This compares to proceeds from borrowing of $1,388,150 for the six (6) months ended December 31, 1996 and was offset by debt payments of $(191,970).

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


RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE (3) MONTHS ENDED DECEMBER 31, 1996.
-------------------------------------------------------------------------
     For the three months ended December 31, 1997, the Company's income consisted of revenues generated by Bull Durham, Casino Las Vegas, Casino Masquerade, Pelican Casino, and Alaska Bingo Supply, Inc. as compared to the three months ended December 31, 1996, the Company's income consisted of revenues generated by Bull Durham, Casino Las Vegas, Casino Masquerade, and Pelican Casino.

     Net revenues for the three (3) months ended December 31, 1997 were $3,342,947 comprised of casino revenues of $2,332,033, revenues from the sale of food of $40,734, other income of $56,613 and bingo revenue of $913,567. Net revenues for the three (3) months ended December 31, 1996 were $2,521,853 comprised of casino revenues of $2,407,725, food and beverage of $97,856 and other revenues of $16,272.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses which increased to $2,428,540 for the three (3) months ended December 31, 1997 from $2,171,577 for the three
(3) months ended December 31, 1996, an increase of 11.8% which is primarily attributable to Alaska Bingo Supply's added general and administrative expenses. Depreciation increased $15,440, from $127,388 for the three months ended December 31, 1996 to $156,960 for the three months ended December 31, 1997, or 12.1% and amortization increased 57.0% over the same period, again, primarily attributable to the acquisition of Alaska Bingo Supply, Inc.

     Total operating expenses increased to $3,266,379 for the three (3) months ended December 31, 1997, from $2,398,920 for the three months ended December 31, 1996, an increase of $867,459, or 36.2%.

     A result of the increase in net revenues combined with an increase in operating expenses resulted in a loss of income from operations of $(38,201) for the three (3) months ended December 31, 1997 from $122,933, for the three
(3) months ended December 31, 1996. This is primarily due to the increased depreciation and amortization associated with the acquisition of Alaska Bingo
Supply.   Interest income increased 27.9% while interest expense increased
63.8% over the same period due to the acquisition of Alaska Bingo Supply, Inc. Losses before reorganization items and minority interest increased $(80,058), or 119.7% for the three (3) months ended December 31, 1997.

     For the three (3) months ended December 31, 1997, the Company had no net expenses from reorganization as compared to net expenses from reorganization of $(239) for the three (3) months ended December 31, 1996. There were no gains during the three (3) months ended December 31, 1997 as compared to an extraordinary gain from reorganization of $1,450,392 during the three (3) months ended December 31, 1996. Due to a decrease in the operating results of the Casino Las Vegas, the Company reported a minority interest expense of $25,005 for the three (3) months ended December 31, 1997 as compared to a minority interest expense to $(46,362) for the three (3) months ended December 31, 1996.

     As a result of the foregoing, the Company reported a net loss for the three (3) months ended December 31, 1997 of $11,809, as compared to net income of $1,470,653 for the three (3) months ended December 31, 1996. This represents a decrease of 99.2%, which translates into net income per share of $(0.01) based on 1,480,811 weighted average shares outstanding for the three
(3) months ended December 31, 1997 and net income per share of $1.12, based on 1,314,801 weighted average shares outstanding for the three (3) months ended December 31, 1996.


RESULTS OF OPERATIONS - SIX (6) MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX (6) MONTHS ENDED DECEMBER 31, 1996.
--------------------------------------------------------------------------
     Net Revenues increased $1,685,250 from $4,347,193 to $6,032,443, or
38.8%, for the six (6) months ended December 31, 1997 as compared to the six
(6) months ended December 31, 1996. Increases in revenues for the six (6) months ended December 31, 1997 are derived from the acquisition of Alaska Bingo which represented $1,460,090, or 24.2% of net revenues.

     The foregoing changes in operations also resulted in an increase in operating, general and administrative expenses from $3,960,413 to $4,642,325, or 17.2% for the six (6) months ended December 31, 1997. The increase is attributable to the acquisition of Alaska Bingo. Depreciation and amortization expense increased $131,836, from $435,884 to $567,295 or 30.1%, for the six (6) months ended December 31, 1997.

     Total operating expenses increased $1,695,139,from $4,396,297 to $6,091,436, or 38.6%, for the six (6) months ended December 31, 1997.

     As a result of increased revenues and increased operating expenses, loss from operations increased $9,884 from $(49,104) to $(58,988), or 20%. Interest income increased $2,954 from $12,982 to $15,936 for the six (6) months ended December 31, 1997 and interest expense increased $107,544, from $(156,354) to $(263,898), or 68.8% for the six (6) months ended December 31, 1997. This increase is attributable to the acquisition of Alaska Bingo in
August, 1997.   For the six (6) months ended December 31, 1997 losses before reorganization items and minority interest were $(306,950) as compared with $(192,475), representing an increase in loss of $(114,475), or 59.5%. For the six (6) months ended December 31, 1997 there were no reorganizational expenses as compared with $3,503 for the six (6) months ended December 31, 1996.

     Losses before minority interest and extraordinary items increased from $(195,979) for the six (6) months ended December 31, 1996 to $(306,950) for
the six (6)  months ended December 31, 1997, or 36.5%.   The Company reported
a gain from restructuring of $190,930 for the six (6) months ended December 31, 1997 as compared to $1,450,392 for the six (6) months ended December 31,
1996.   Due to the decreased operating results of Casino Las Vegas minority interest income decreased $76,631 from $(101,235) to $(24,604), or 75.7%.

     As a result of the foregoing, the Company reported a net loss for the six
(6) months ended December 31, 1997 of $(140,624) as compared to a net income of $1,153,178 for the six (6) months ended December 31, 1996. This translates into $(0.10) net loss per share based on 1,480,811 weighted average shares outstanding for the six (6) months ended December 31, 1997 as compared to $0.88 net income per share based on 1,306,525 weighted average shares outstanding.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

                            PART II.  OTHER INFORMATION
                            ---------------------------

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


Item 3.   Defaults Upon Senior Securities

        None.


Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the three months ended December 31, 1997.


Item 5.   Other Information

        None.


Item 6.   Exhibits and Reports on Form 8-K

        Exhibits:

                Exhibit 27      Financial Data Schedule

        Reports on Form 8-K

                None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL CASINOS, INC.



Date:      February 19, 1998         By:   /s/ Stephen G. Calandrella
                                          ---------------------------------
                                          Stephen G. Calandrella, President