Form 10QSB
period 1998-03-31
GLOBAL CASINOS INC
filed 1998-05-20
CIK 727346

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT
          For the transition period from _____________ to ___________

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                      87-0340206
    -----------                                --------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization)           Identification number

4465 Northpark Drive, Suite 400 Colorado Springs, Colorado       80907
----------------------------------------------------------       -----
(Address of Principal Offices)                              (Zip Code)

Registrant's telephone number, including area code:     (303) 756-3777

                                      N/A
                                    ------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [   ]

As of May 20, 1998, 1,565,686 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.        Financial Statements

          Balance Sheet at March 31, 1998 (unaudited) and June 30, 1997

          Statement of Operations for the Three Months Ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

          Statement of Operations for the Nine Months Ended March 31, 1999 (unaudited) and March 31, 1997 (unaudited)

          Statement of Cash Flows for the Nine Months Ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

          Notes to Unaudited Financial Statements

     Item 2.        Management's Discussion and Analysis

PART II.  OTHER INFORMATION:  AMENDED AND RESTATED

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

Item 6.Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

     The accompanying Balance Sheet at March 31, 1998, Statement of Operations for the Three Months Ended March 31, 1998 and 1997, and Nine Months Ended March 31, 1998 and 1997, and Statement of Cash Flows for the Nine Months Ended March 31, 1998 and March 31, 1997 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                     Global Casinos, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                 March 31, 1998       June 30, 1997
                                   (unaudited)          (audited)
                                   ----------          ----------
Assets
Current assets:
 Cash                            $ 1,022,713         $ 1,048,371
 Accounts receivable:
  Related parties                     41,028              11,199
  Trade, net of allowance for
    doubtful accounts of $11,609
    at March 31, 1998 and $14,750
    at June 30, 1997                 273,695              62,710
  Employees                           20,314                   -
 Inventory                           268,883                   -
 Marketable securities                37,821                   -
 Current portion of notes
   receivable                        124,425              57,645
 Other                                57,167             138,792
Total current assets               1,846,046           1,318,717

Land, buildings and equipment:
 Land                                533,350             531,715
 Buildings                         4,893,107           3,913,510
 Equipment                         2,132,852           2,539,837
                                   7,559,309           6,985,062
 Accumulated depreciation         (2,100,337)         (1,615,751)

Net land, buildings and equipment                    5,458,972   5,369,311

Other assets, net of amortization
 of $31,264 at March 31, 1998 and
 $17,000 at June 30, 1997            279,904              60,486
Leasehold, contract rights, and
 goodwill, net of amortization of
 $1,476,199 at March 31,
 1998 and $1,077,424 at June
 30, 1997                          5,515,034           2,050,976
Notes receivable, net of current
 portion, and including receivables
 in default                          332,513             369,059

                                 $ 13,432,469        $ 9,168,549

                     Global Casinos, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                  (Continued)


                                         March 31, 1998    June 30, 1997
                                           (unaudited)       (audited)
                                          -------------    -------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable, including related
  party payables of $31,421 at June
  30, 1997                               $     333,628    $    318,199
 Accrued expenses                            1,197,494         958,880
 Accrued interest                              241,390         154,995
 Note payable                                   50,000               -
 Current portion of long-term debt
  including debt in default                  2,214,223         557,450
 Mandatory redeemable convertible
  Class A preferred stock, in default           36,000          53,500

Total current liabilities                    4,072,735       2,043,024

Long-term debt, less current portion         5,856,776       4,052,900
Other                                           18,546               -

                                             5,875,322       4,052,900

Minority interest                              (19,349)         36,367

Commitments and Contingencies
Stockholders' equity:
 Class A preferred stock - Convertible
  nonvoting, $2 par value:
  Authorized - 10,000,000 shares
  Issued and outstanding - 147,750
   shares at March 31, 1998 and at
   June 30, 1997                               268,538         268,538
 Common stock - $.05 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 1,565,586
   shares at March 31, 1998 and 1,400,811
   shares at June 30, 1997                      11,217           7,004
 Additional paid-in capital                  9,247,583       8,969,045
 Accumulated deficit                        (6,023,577)     (6,208,329)
                                             3,503,761       3,036,258
                                         $  13,432,469    $  9,168,549

See accompanying notes

                     Global Casinos, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                          Three Months Ended March 31,
                                           1998                 1997
                                        (unaudited)          (unaudited)
                                        -----------          ----------
Revenues:
 Casino                                $2,394,434           $2,841,527
 Bingo                                    722,272                    -
 Food and beverage                         45,772               80,260
 Other                                     13,118               38,969
                                        3,175,596            2,960,756
Expenses:
 Cost goods sold                          436,262                    -
 Operating, general and
  administrative                        1,999,926            2,411,133
 Depreciation and amortization            262,154              231,324
                                        2,698,342            2,642,457

Income from operations                    477,254              318,299
Other income (expense):
 Interest income                           15,971               25,152
 Gain on extinguisment of debt              6,279                    -
 Gain on sale of marketable
  securities                                1,008                    -
 Interest expense                        (175,138)             (81,637)
                                         (151,880)             (56,485)
Income before reorganization items,
 minority interest and extraordinary
 item                                     325,374               261,814

Reorganization items:
 Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings                                   -                    -
 Professional fees                              -                    - -     -

Income before minority interest
 and extraordinary item                   325,374              261,814
Minority interest in income of
 subsidiary                                     -              (41,009)
Income before extraordinary item          325,374              220,805
Extraordinary item:
 Gain from restructuring                        -                    -

Net income                             $  325,374           $  220,805

Basic earnings per share               $      .21           $      .16

Diluted earnings per share             $        0           $        0

                            See accompanying notes

                     Global Casinos, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                            Nine Months Ended March 31,
                                              1998              1997
                                           (unaudited)       (unaudited)
                                           ----------        ----------
Revenues:
 Casino                                  $ 6,799,400       $ 6,957,063
 Bingo                                     2,182,362                 -
 Food and beverage                           137,500           267,317
 Other                                        60,867            83,569
                                           9,180,129         7,307,949
Expenses:
 Cost goods sold                           1,318,076                 -
 Operating, general and
  administrative                           6,532,615         6,371,546
     Depreciation and amortization           845,316           667,208
                                           8,696,007         7,038,754

Income from operations                       484,122            269,195
Other income (expense):
 Interest income                              32,008            38,134
 Gain on extinguishment of debt                6,279                 -
 Gain on sale of marketable securities         1,008                 -
Interest expense                            (504,986)         (237,991)
                                            (465,691)         (199,857)
Income before reorganization items,
 minority interest and extraordinary
 item                                         18,431            69,338

Reorganization items:
 Interest earned on accumulated cash
  resulting from Chapter 11 proceedings            -             7,608
 Professional fees                                 -           (11,111)
                                                   -            (3,503)
Income before minority interest
 and extraordinary item                       18,431            65,835
Minority interest in income
 of subsidiary                               (24,609)         (142,244)
Loss before extraordinary item                (6,178)          (76,409)
Extraordinary item:
   Gain from restructuring                   190,930         1,450,392

Net income                               $  184, 752       $ 1,373,983

Basic earnings per share                 $       .12       $      1.03

Diluted earnings per share               $         0       $         0

See accompanying notes

                     Global Casinos, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                          Nine Months Ended March 31,
                                             1998              1997
                                          (unaudited)       (unaudited)
                                         ------------       -----------
Cash flows from operating activities
Net cash provided by operating
 activities                               $   626,677       $  786,359
Cash flows from investing activities
Other assets                                        -          (23,537)
Purchase of equipment                        (250,684)        (616,981)
Purchase of Alaska Bingo Supply, Inc.,
 net of cash acquired                        (383,090)               -
Proceeds from sale of equipment                     -            1,999
Collections on notes receivable                34,544           39,972
Purchase of marketable securities             (36,813)
Issuances of notes receivable                 (64,778)        (372,566)
Net cash used in investing activities        (700,821)      (1,082,009)

Cash flows from financing activities
Issuance of note payable                       50,000                -
Principal payments on long term debt         (590,677)        (601,159)
Issuance of long term debt                     474,879               -
Distribution to minority interest             (55,716)        (110,896)
Redemption of mandatory redeemable
 preferred stock                                    -        1,467,620
Issuance of common stock                      187,500                -
Payment of mandatory redeemable
 preferred stock                              (17,500)               -
Net cash provided by financing activities      48,486          866,461

Net  increase (decrease) in cash             (25,658)          570,811
Cash at beginning of period                 1,048,371          887,374

Cash at end of period                     $ 1,022,713       $1,458,185

Supplemental cash flow information:
 Cash paid for interest                   $   227,902       $   66,467

Supplemental disclosure of non-cash
 investing and financing activities:

Debt converted to common stock:           $    95,251       $  109,279

Fair value of assets acquired             $   620,587
Liabilities assumed                          (175,329)
Intangibles                                 3,937,832
Fair value of assets exchanged             (4,000,000)
Cash paid, net of cash acquired           $   383,090

                            See accompanying notes

                  Global Casinos, Inc. & Subsidiaries
                Notes to the Consolidated Financial Statements
                                March 31, 1998
                                  (unaudited)

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization and Consolidation
     ------------------------------
     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At March 31, 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Reclassifications
     -----------------
     Certain amounts reported in the 1997 interim financial statements have been reclassified to conform to classifications in the 1998 interim financial statements.

2.   Stockholders' Equity
     --------------------

     None.

     Mandatory Redeemable Preferred Stock
     ------------------------------------
     At March 31, 1998, 18,000 shares of Series A Preferred Stock are outstanding. The Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $2.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth (1/10) of one share of the Company's Common Stock.

3.   Acquisition
     -----------

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

4.   Earnings per Share
     ------------------

     As required, the Corporation has adopted statement of Financial Accounting Standards No. 128. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earning per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:


                                      1998           1997
                                   -----------   -------------

     Weighted average shares        1,527,749      1,329,065
       outstanding used for
       both basic and diluted
       earnings per share


There are outstanding warrants or options to purchase common stock outstanding during the period ending March 31, 1998. However, the exercise price was greater than the average market price of the common shares. The warrants or options were still outstanding at the end of the period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998 COMPARED TO JUNE 30, 1997
-----------------------------------------------------------------
     The Company is organized as a holding company for several entities holding gaming-related properties. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financing.

     The Company's balance sheet reflects an increase in current assets and total assets. Specifically, current assets increased from $1,318,717 at June 30, 1997, to $1,846,046 at March 31, 1998, an increase of $527,329or 40.0%.
At March 31, 1998, the Company showed increases in net accounts receivable of $261,128, or 353.3%, inventory of $268,883, marketable securities of $37,821 and decreases in other current assets of $81,625, or 58.5%. The majority of the changes resulted due to the acquisition of the Alaska Bingo Supply, Inc.

     At March 31, 1998, the Company's investment in property, plant and equipment (net of accumulated depreciation) increased by $89,661, or 1.7%. Other assets (net of amortization) increased by $219,418, or 362.9%. Leasehold, contract rights and goodwill (net of amortization) increased by $3,464,058, or 168.9%. These changes were due to the acquisition of Alaska Bingo Supply, Inc.

     Current liabilities increased 99.4% from $2,043,024 at June 30, 1997, to $4,072,735 at March 31, 1998. This is comprised of increases in accrued expenses of $238,614 accrued interest of $86,395, accounts payables of $15,429, the current portion of long term debt of $1,656,773, and a new note payable of $50,000. The majority of these increases are associated with the acquisition of Alaska Bingo Supply, Inc. There was a reduction of $17,500 in mandatory redeemable preferred stock.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit increased from $724,307 on June 30, 1997, to $2,226,689 on March 31, 1998, or a 307.4% increase. The
Company continues to face a shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During the nine (9) months ended March 31, 1998 the Company was able to negotiate a reduction of $95,251 of debt in exchange for 24,251 shares of Common Stock in satisfaction of this debt. During this period the Company reported net income of $184,752. As a result of the foregoing, stockholders' equity increased from $3,036,258 on June 30, 1997 to $3,503,761 on March 31, 1998. In addition, 60,000 shares of common stock were issued pursuant to the exercise of options with $187,500 cash received by the Company.

     Long-term debt (net of current portion) increased from $4,052,900 at June 30, 1997 to $5,856,776 at March 31, 1998, an increase of $1,803,876, or 44.5%.
This is a result of the purchase of Alaska Bingo Supply, Inc.

     Net cash used by investing activities for the nine (9) months ended March 31, 1998 was $700,821 compared with $1,082,009 for the same period in 1997. For the nine (9) months ended March 31, 1998, the Company used $250,684 for the purchase of equipment, $64,778 for the issuance of notes receivable, $36,813 to purchase marketable securities and $383,090 to purchase Alaska Bingo. This compares to $616,981 for the purchase of equipment and $372,566 for the issuance of notes receivable. Collections on notes receivable were $34,544 and $39,972 for the nine (9) months ended March 31, 1998 and 1997, respectively

     Net cash provided by financing activities for the nine (9) months ended March 31, 1998 was $48,486 compared to $866,461 for the same period in 1997 a decrease of $817,975 or 94.4%. Specifically, cash provided by financing activities for the nine (9) months ended March 31, 1998 was comprised of $50,000 for the issuance of a note payable, $474,879 for issuance of other long term debt, and $187,000 for issuance of common stock, offset by principal payments on long term debt of $590,677, distributions to a minority interest holder of $55,716 and payment to preferred stockholders in the course of redemption of $17,500. This compares to issuance of mandatory redeemable preferred stock of $1,467,620, offset by principal payments on long term debt of $601,159 and distribution to a minority interest holder of $110,896.

     The company has a $245,000 line of credit with a commercial bank to finance the expansion of the Bull Durham. The line accrues interest at 11.5% per annum. At March 31, 1998 $50,000 was outstanding on the credit line.

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


RESULTS OF OPERATIONS - THREE (3) MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE (3) MONTHS ENDED MARCH 31, 1997.
----------------------------------------------------------------
     For the three months ended March 31, 1997, the Company's income consisted of revenues generated by the Bull Durham, Casino Las Vegas, the Pelican Casino, Alaska Bingo Supply, and Casino Masquerade for two months. Comparatively, for the three months ended March 31, 1997, the Company's income consisted of revenues generated by the Bull Durham, Casino Las Vegas, the Pelican Casino and Casino Masquerade.

     Net revenues for the three (3) months ended March 31, 1998 were $3,175,596 comprised of casino revenues of $2,394,434, revenues from the sale of food and beverage of $45,772, other revenue of $13,118 and bingo revenue of $722,272. Net revenues for the three (3) months ended March 31, 1997 were $2,960,756 comprised of casino revenues of $2,841,527, food and beverage of $80,260 and other revenues of $38,969.

     Total operating expenses increased to $2,698,342 for the three (3) months ended March 31, 1998, from $2,642,457 for the three months ended March 31, 1997, an increase of $55,885. There was a 17% decrease in operating, general and administrative expenses from $2,411,133 for the three (3) months ended March 31, 1997 to $1,199,926 for the three (3) months ended March 31, 1998. Depreciation and amortization increased $30,830, from $231,324 for the three months ended March 31, 1997 to $262,154 for the three months ended March 31, 1998, or 13.3% These changes were primarily attributable to the acquisition of Alaska Bingo Supply, Inc. and cost saving measures taken at the Company's corporate office.

     As a result of the greater increase in net revenues compared to the increase in operating expenses, income from operations rose $158,955 for the three (3) months ended March 31, 1998 as compared the three (3) months ended March 31, 1997. This is primarily due to the acquisition of Alaska Bingo
Supply.   Interest income decreased 36.5% while interest expense increased
114.5% over the same period, also due to the acquisition of Alaska Bingo Supply. Income before reorganization items and minority interest increased $63,560, or 24.3% to $325,374, for the three (3) months ended March 31, 1998.

     For the three (3) months ended March 31, 1998, the Company reported a gain on extinguishment of debt of $6,279 and a gain on sales of marketable securities of $1,008. The Company reported no minority interest expense for the three (3) months ended March 31, 1998 as compared to $41,009 for the same period in 1997.

     As a result of the foregoing, the Company reported net income for the three (3) months ended March 31, 1998 of $325,374, as compared to net income of $220,805 for the same period in 1997, an increase of $104,569 or 47.4%. Net income per share was $0.21 based on 1,565,366 weighted average shares outstanding for the three (3) months ended March 31, 1998 and $0.16, based on 1,374,144 weighted average shares outstanding for the three (3) months ended March 31, 1997.

RESULTS OF OPERATIONS - NINE (9) MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE (9) MONTHS ENDED MARCH 31, 1997.
----------------------------------------------------------------
     Net revenues increased $1,872,180, or 25.6% from $7,307,949, for the nine
(9) months ended March 31, 1997 to $9,180,129 for the nine (9) months ended March 31, 1998. Increases in revenues for the period was attributable to the acquisition of Alaska Bingo, which represented $2,182,362 or 23.8% of net revenues.

     Total operating expenses increased $1,657,253 or 23.5%, from $7,038,754 to $8,696,007, for the nine (9) months ended March 31, 1998. Operating, general and administrative expenses increased $161,069, or 2.5%, from $6,371,546 for the nine (9) months ended March 31, 1997 to $6,532,615, for the same period in 1998. Depreciation and amortization expense increased $178,108, or 26.7% from $667,208 to $845,316, for the nine (9) months ended
March 31, 1998.   Cost of goods sold was $1,318,076 for the nine (9) months
ended March 31, 1998 compared to none for the prior year. The increase is attributable to the acquisition of Alaska Bingo.

     As a result of the greater increase in net revenues compared to the increase in operating expenses, income from operations rose $178,927 or 66.5% from $269,195 for the nine (9) months ended March 31, 1997 to $484,122 for the same period in 1998. Interest income decreased $6,126 or 16.1% and interest expense increased $266,995 or 112.2% for the nine (9) month period. This increase is attributable to the acquisition of Alaska Bingo in August 1997. For the nine (9) months ended March 31, 1998 income before reorganization items and minority interest was $18,431 as compared with $65,835 for the same period in 1997, a decrease of $47,404 or 72.0%. For the nine (9) months ended March 31, 1998 there were no reorganizational expenses as compared with a $3,503 loss for the nine (9) months ended March 31, 1998.

     Losses before minority interest and extraordinary items decreased 91.9% from $76,409 for the nine (9) months ended March 31, 1997 to $6,178 for the same period in 1998. The Company reported a gain from restructuring of $190,930 for the nine (9) months ended March 31, 1998 as compared to $1,450,392 for same period in 1997. Minority interest income decreased 82.7% from 142,244 for the nine (9) months ended March 31, 1997 to $24,609 for the same period in 1998.

     As a result of the foregoing, the Company reported net income of $184,752 for the nine (9) months ended March 31, 1998 as compared to net income of $1,373,983 for same period in 1997. Net income per share was $0.12 based on 1,527,749 weighted average shares outstanding for the nine (9) months ended March 31, 1998 as compared to $1.03 per share based on 1,329,065 weighted average shares outstanding for the same period in 1997.

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

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K

               None.

       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GLOBAL CASINOS, INC.



Date:  May 20, 1998      By:  /s/ Stephen G. Calandrella
       ------------           -----------------------------------
                              Stephen G. Calandrella, President