Form 10-K405
period 1998-06-30
GLOBAL CASINOS INC
filed 1998-10-16
CIK 727346

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended June 30, 1998

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from __________ to_________

                 Commission file number 0-15415

                       GLOBAL CASINOS, INC
     (Exact Name of Registrant as Specified in its Charter)

         Utah                                87-0340206
         (State or other jurisdiction        I.R.S. Employer
         of incorporation or organization)   Identification number

  5373 North Union Blvd, Suite 100, Colorado Springs, Colorado 80918
               (Address of Principal Offices)                 (ZipCode)

Registrant's telephone number, including area code:(719) 590-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.05
                        (Title of Class)

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

The Registrant's revenues for the year ended June 30, 1998 were $11,524,348.

As  of  September  30, 1998, the aggregate market  value  of  the
Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on NASDAQ, held by non-affiliates of the Registrant was approximately $2,068,473.

As of September 30, 1998, 1,504,344 shares of Common Stock of the
Registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant incorporates by this reference the following:

     PART III

     Item 9 Directors, Executive Officers,Promoters and Control Persons,Compliance With Section 16(a) of the Exchange Act.

     Item 10        Executive Compensation.

     Item   11      Security  Ownership  of  Certain
                    Beneficial Owners and Management.

     Item  12       Certain Relationships and Related
                    Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 1998.

     PART IV - EXHIBITS

     1. Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC file number 0-15415.
     2 Incorporated by reference from the Company's Registration Statement on Form S-2, as amended, SEC File No. 33-46060, declared effective May 15, 1992.

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

    11.   Incorporated  by  reference  from  the  Company's
          Current Report on Form 8-K, dated August 1, 1997, as filed with the Commission on August 14, 1997;

    12. Incorporated by reference from the Company's Current Report on Form 10KSB, dated October 7, 1997, as filed with the Commission on October 14, 1997;

    13. Incorporated by reference from the Company's Amended Report on Form 8-K, dated October 7, 1997, as filed with the Commission on October 14, 1997; and

    14. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 11, 1998, as filed with the Commission on June 15, 1998; as Amended June 11, 1998, and filed with the Commission on July 7, 1998.



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

        In July, 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more sites on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. The Company loaned $325,000 to Global Internet in exchange for a 10% promissory note. At June 30, 1998, the Company's investment, promissory note and related interest, and additional advances due from Global Internet totaled approximately $385,000.

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

        On May 11, 1997, the Company and FEI entered into an agreement whereby the Company will sell 1,500,000 of the 1,750,000 common shares of Global Internet owned by the Company, in exchange for 1,500,000 warrants, which will allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. The Company will also sell its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B Preferred Stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. The agreement was originally expected to close shortly after May 1999. However, the FEI shareholders had not yet approved the transaction, authorized an increase in FEI common stock to allow for the issuance of shares underlying the convertible preferred stock and warrants, or obtained long-term financing that would allow Global Internet to continue to develop entertainment and gaming sites.

        FEI is a thinly capitalized and thinly traded public entity, which does not appear to currently have resources available to continue development of Global Internet. In September 1997, the Company was informed that completion of the transaction was contingent upon FEI shareholders' approval, which was received at a shareholders meeting held in November 1997. However, these factors raised concerns about the Company's ability to realize its investment in Global Internet. Management determined that it would be appropriate for the Company to fully expense its investment and allow for the receivables in Global Internet during the quarter ended June 30, 1997, although the sale may ultimately be consummated.

        FEI has represented to the Company that financing will be
obtained.   Management believes that if this  is  to  occur,  the
Company  may  be able to recognize a gain on its sale  of  Global
Internet.

        Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with its options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1998 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1998, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1998, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1998, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor.

        On August 1, 1998, the Company acquired 100% of the outstanding Common Stock of Anchorage-based Alaska Bingo Supply, Inc. ("ABS") and its related operations. ABS will be operated by the Company's wholly-owned subsidiary, Global Alaska Corporation ("Global Alaska").

        The Company purchased ABS for $4,400,000, of which $400,000 was paid in cash at closing, with the $4,000,000 balance in the form of a promissory note, bearing interest at eight percent (8%) and to be amortized monthly over a term of seven (7) years beginning in October, 1997. During the term of the note, the noteholder has the option to convert up to $2,500,000 of the promissory note into shares of the Company's Common Stock at a price of ten dollars ($10) per share.

        In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from an affiliate. The promissory notes were due in equal monthly payments from January 1998 through April 1998. The promissory notes to third parties are secured by a note receivable by the Company. Interest on $200,000 of prepaid notes is at 24% and interest on the remaining $225,000 (including the affiliate Note) is at 12%. Additionally, the holder of the $150,000, 12% note was issued warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants expire June 2000.

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

        The foregoing modifications are applicable only to shares of Preferred Stock and D Warrants owned by holders who voluntarily agreed to such modifications. As a result, at June 30, 1995, there continued to be issued and outstanding 173,250 shares of Preferred Stock as to which the Company continued to be in default in its mandatory redemption obligation, representing an aggregate redemption obligation of $346,500, all of which was matured and in default, and 88,625 original D Warrants. Subsequent to June 30, 1995, the holder of 125,000 shares of
Preferred Stock agreed with the Company to convert same into Common Stock at a conversion of $11.25 per share which was completed in June, 1996. The holder agreed to waive all interest accrued while the Company was in default of its mandatory redemption obligation and accepted no reduction in the exercise price of D Warrants. In July, 1996, 10,000 shares of the Mandatory Redeemable Preferred Stock was converted into Common Stock at a conversion of $11.25 per share, and 7,500 shares were converted into Common Stock at a conversion of $10.00 per share. As a result, at June 30, 1998, 26,750 shares of the original Mandatory Redeemable and Preferred Stock are outstanding and the Company continues to be in default of its mandatory redemption obligation (representing an aggregate redemption obligation of $53,500, all of which is matured and currently in default).

        On August 12, 1994, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and
Exchange Commission. The Registration Statement registered for sale under the Securities Act of 1933, as amended (the "Securities Act") 42,780 shares held by existing shareholders, 195,750 shares issuable upon exercise of Class A Common Stock Purchase Warrants ("A Warrants"), 203,375 shares issuable upon exercise of Class B Common Stock Purchase Warrants ("B Warrants"), and 65,144 shares issuable upon exercise of Class C Common Stock Purchase Warrants ("C Warrants"). During the period of time that the Registration Statement was effective, A Warrants were exercised to purchase an aggregate of 67,500 shares of Common Stock at an exercise price of $10.00 per share, B Warrants were exercised to purchase an aggregate of 6,500 shares of Common Stock at an exercise price of $20.00 per share, and C Warrants were exercised to purchase an aggregate of 4,500 shares of Common Stock at an exercise price of $30.00 per share. As a result of those Warrant exercises, the Company received aggregate gross proceeds of $850,000. The Class A Warrants, B Warrants, and C Warrants expired on December 31, 1995.

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

        In October, 1996, the Company raised $630,250 through an offering of Units ("Units"), each Unit consisting of one (1) eight percent (8%) $1,000 convertible Promissory Note ("Promissory Note"), 200 Class E Common Stock Purchase Warrants ("E Warrants"), 200 Class F Common Stock Purchase Warrants ("F
Warrants"), and 200 Class G Common Stock Purchase Warrants ("G Warrants"). The Promissory Note is convertible to common stock at $5.00 per $1.00 loaned and the Promissory Notes are due October 31, 1998. The Class E Warrants, F Warrants and G Warrants are exercisable at $6,00, $7.00, and $8.00, respectively. In January, 1998, the Company borrowed $32,000 in 10% notes, $21,000 of which was from related parties, which were due in September, 1998. The Company is currently in negotiations to extend the maturity date of these notes.

International Gaming Interests

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

        In April of 1998, due to a major change in taxation policy, Global transferred its profit interest to its Joint
Venture Partner for assumption of liabilities. This resulted in a loss of approximately $75,000.

       Casino Masquerade:  Aruba Netherland AntillesS

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

        During February 1998, Global was notified that the Hotel would close effective March 1, 1998, for extensive remolding which would cause a relocation of the casino area. The Company entered into a settlement agreement which among other things called for a cash deposit of $750,000, and procurement of new equipment estimated to cost in excess of $1,000,000. The Company is currently in default and is negotiating a revised settlement agreement. Management has determined that in light of these negotiations to reduce the carrying of leasehold and contract rights by $746,550 as of June 30, 1998.

       Pelican Casino:  St. Maarten, Netherlands Antilles

        Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1998 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1998, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1998, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1998, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is scheduled to continue negotiations with the lessor by November 1998.

Domestic Gaming Interests

       Bull Durham Saloon and Casino:  Black Hawk, Colorado

        The Company, through its wholly-owned subsidiary Casinos U.S.A., owns the Bull Durham Saloon and Casino (the "Bull Durham"). The Bull Durham is located in Black Hawk, Colorado and currently operates as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty
(250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull
Durham commenced gaming operations in February, 1993. The Bull Durham operates under a gaming license issued to the Company. Casinos U.S.A. ("Debtor") was in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. The efforts of the Company to negotiate restructured terms for the repayment of the secured obligations were unsuccessful. As a result, on October 18, 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Since October 18, 1995, Casinos U.S.A. continued to operate the Bull Durham as debtor-in-possession. The Court confirmed the Debtor's Second Amended Plan of Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan is thirty (30) days after confirmation. (See ITEM 2. DESCRIPTION OF PROPERTIES)


Employees

        The  Company  presently has six (6) full time  employees:
Stephen G. Calandrella, President; Barbara Chacon, Chief Financial Officer; Dale Sterner, General Manager of Global Pelican; Daniel Scherer, General Manager of Bull Durham Saloon and Casino; and one clerical staff.

        Mr. Sterner is employed by the Company as General Manager of Global Pelican pursuant to a three (3) year employment contract, expiring in November, 1998, which provides for payment of base compensation in the amount of $6,250 per month. Mr. Sterner is also eligible to receive incentive stock options subject to vesting, under the Company's 1993 Stock Incentive Plan. In addition, Mr. Sterner shall be paid an annual bonus equal to five percent (5%) of the consolidated net income of Global Pelican.

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

       Alaska Bingo Supply, Inc. employees 7 full-time employees.

Consultants

        The Company relies upon the services of independent consultants, including its local accountants and local attorneys in the jurisdictions in which the Company holds or plans to develop its international gaming interests.
Competition

       International

       There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently eight (8) casinos on the island of St. Maarten, Netherlands Antilles. These Caribbean resort islands have few barriers to entry of new participants in the gaming business. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

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

Seasonality

       International

        St. Maarten is an independent nation comprising part of the Netherlands Antilles along with Curacao and Bonnaire. The islands have experienced accelerated international recognition as a premier Caribbean resort destination, hosting millions of tourists each winter season. An advantage to be gained by the Company acquiring the Casinos in the Caribbean is the counter-cyclic effect that its high winter season would have with the Company's domestic operations. Typically, Caribbean destination resorts experience the highest concentration of tourism from December through April of each year.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

Corporate Offices:  Colorado Springs, Colorado

        The Company's corporate headquarters were relocated to 5373 North Union Blvd., Suite 100, Colorado Springs, Colorado
80918, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, but is negotiating lease terms with the affiliate.

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

        The Company operated the Casino Las Vegas on the second floor of the Restaurant Naryn in Bishkek under a joint venture agreement with the Joint Stock Company Naryn. The casino opened in July, 1994. Casino Las Vegas occupies approximately 4,000 square feet, and contains eighteen (18) slot machines, three (3) black jack tables, three (3) Caribbean Stud poker tables, one (1) Let it Ride table, and two (2) roulette wheels. The Agreement has a term of twenty (20) years, expiring on April 12, 2013.

        Net income generated from gaming operations at the casino was divided sixty-one percent (61%) to the Company and thirty-nine percent (39%) to the Corporation Restaurant Naryn through September 1996, and 50% thereafter.

        In April of 1998, due to a major change in taxation policy, Global transferred its profit interest to its Joint
Venture Partner for assumption of liabilities. This resulted in a loss of approximately $75,000.

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

       The Company leased the Casino Masquerade facility under an operating lease which expires in December 2002, with an option to renew for 10 years. The Casino occupied approximately 8,500 square feet in the Hotel under the lease agreement between Dutchco and Global Entertainment. As rent under the January 18, 1993, lease agreement, Global Entertainment was obligated to pay Dutchco percentage rent based upon the gross gaming revenues (net of all government taxes and fees) of the casino equal to ten percent (10%) of the gross gaming revenues for the year ended December, 1995, fifteen percent (15%) for the year ended
December, 1996, and thereafter twenty percent (20%) of gross gaming revenues. Under the lease, "gross gaming revenue" is defined to mean (i) the net win from gaming activities, which is the difference between gaming wins and losses before deducting cost and expenses which shall include all markers, promises to pay and checks received, less (ii) the Aruba gaming tax and the expenditures related to the employment of government inspectors for the casino operation. During December, 1995, the Company reached an agreement to modify the terms of the lease agreement whereby beginning January 1, 1996, the rent was calculated as $400,000 per year plus fifteen percent (15%) of the gross gaming revenue over $4,000,000.

        The Casino has been fully operational since December, 1993, when extensive renovations to the Hotel were completed. Operations at the casino currently consist of one hundred fifty-five (155) slot machines, six (6) black jack tables, two (2) roulette wheels, two (2) Caribbean Stud tables, three (3) Let it Ride tables, and one (1) craps table. The casino also serves liquor and provides a limited food service. In September, 1998, the Company was informed that Dutchco contemplates closing the property from March, 1998 through December, 1998 to conduct extensive renovations. The Company and Dutchco are currently negotiating a revised settlement agreement.

Pelican Casino:  St. Maarten, Netherlands Antilles

        Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with options to renew for three additional five-year terms. Lease payments were scheduled to be $30,000 per month for the initial lease term beginning in November 1996. Rent expense in 1998 was $225,000. The Pelican Agreement provides that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement also states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1998, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment. In July 1998, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican is to pay $20,000 per month through November 1998, of which $15,000 is to be applied as monthly rent, and $5,000 as deferred rent pending completion of negotiations between Global Pelican and the lessor. Global Pelican is continuing negotiations with the lessor.

Bull Durham Saloon and Casino:  Black Hawk, Colorado

        The Bull Durham Saloon and Casino ("Bull Durham") was acquired by Casinos U.S.A., Inc. ("Casinos U.S.A.") in 1992, for a purchase price of $3.5 million. Casinos U.S.A. owns the real property and improvements subject to numerous security interests. The Bull Durham consists of approximately 4,700 square feet and currently operates one hundred and thirteen (113) slot machines and two (2) black jack tables. The casino also holds a retail liquor license issued by the State of Colorado, and offers a limited food service in addition to beverages. The Company is currently exploring options to expand this property.


ITEM 3.   LEGAL PROCEEDINGS

       The Company is currently involved in the following pending legal proceeding:

Securities and Exchange Commission Investigation

      The company previously reported an ongoing investigation by the Securities and Exchange Commission (the "Commission"), into various matters, including certain transaction and securities by the company and one of it's former officers and directors. In 1998, the company entered into a voluntary stipulated decease and desist order with the Commission pursuant to which the company agreed, interalia, not to violate any provisions of the federal securities laws in the future. As a result of entering into the voluntary stipulated cease and desist, investigation by the commission has been brought to a conclusion which, in the opinion of management, will not have a material adverse affect upon the business of the company in the future.

ITEM  4.         SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1998.




PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The outstanding shares of Common Stock are traded over-the-counter and traded on the NASDAQ SmallCap Market under the symbol "GBCS". The reported high and low bid and ask prices for the Common Stock are shown below for the period from July 1, 1996 through September 30, 1998:

                          Bid             Ask
                          High    Low     High    Low

1998 Fiscal Year

        First Quarter     3.25    2.75    3.50    3.00
        Second Quarter    4.50    3.75    4.87    3.87
        Third Quarter     3.50    2.50    3.62    2.62
        Fourth Quarter    3.12    2.00    3.25    2.25

1997 Fiscal Year

        First Quarter     7.50    3.75    8.13    4.38
        Second Quarter    4.69    3.13    5.00    3.44
        Third Quarter     4.25    2.25    4.75    2.75
        Fourth Quarter    3.63    2.63    3.88    2.88






   The bid and ask prices of the Company's Common Stock as of September 30, 1998, were 1.375 and 1.50 respectively, as reported on NASDAQ. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 1998, there were approximately 900 record owners of the Company's Common Stock.

      The Company's Board of Directors may declare and pay dividends on outstanding shares of Common Stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid and the Company does not anticipate the payment of dividends in the foreseeable future. Further, under the terms of the Convertible Preferred Stock issued by the Company, the Company is restricted from paying cash dividends on Common Stock during the period that the Convertible Preferred Stock is outstanding. The Company was obligated to redeem any outstanding shares of Convertible Preferred Stock on or before May 31, 1995, and the Company is in default on this obligation with holders of Preferred Stock representing an aggregate redemption value of $33,500. Such holders having not entered into letter agreements with the Company in May, 1995, as described elsewhere in this report. (See ITEM 1. DESCRIPTION OF BUSINESS, Financing.)

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

Liquidity And Capital Resources - June 30, 1997 Compared To
June 30, 1998

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

     As a result, the Company reported an extraordinary gain on debt extinguishment of $1,554,488 for 1997. In addition, the Senior Secured Debt Holders and the Junior Secured Debt Holders received warrants that permit their holders to purchase from the reorganized Debtor an amount of common stock so that immediately after exercise, the Warrant holders will own eighty percent (80%) of the common stock of the Debtor. The Warrants shall be exercisable at any time from one year after the Effective Date and before seven (7) years after the Effective Date, but only subsequent to a sale of substantially all of the Debtor's assets, merger, recapitalization, refinance or other restructuring. The Warrants shall terminate after all of the indebtedness to that holder of the Warrant has been paid, even where seven
(7) years from the Effective Date have not passed, so long as there has been no merger, recapitalization, restructuring, refinance or sale of substantially all of the assets of the Debtor prior to the payment of such indebtedness.

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

     By Letter Agreement dated July 31, 1996, the Company was able to renegotiate the terms of a $750,000 Convertible Note. The restructured terms call for the conversion price to be lowered from $30.00 per $1.00 loaned to $10.00 per $1.00 loaned. Interest on the Convertible Note was reduced from nine percent (9%) to seven percent (7%) and all prior accrued interest was waived which resulted in an extraordinary gain of $164,627 from debt restructuring. In addition, the Company assigned its secured indebtedness on Casinos in the amount of $249,418 to the holder of the $750,000 Convertible Note as a principal reduction of this note. This Letter Agreement is effective upon the Effective Date of Casinos U.S.A.'s Bankruptcy Plan.

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

     During the year ended June 30, 1997, the Company made advances to a related company (evidenced by a convertible promissory note bearing interest at 10%, "Convertible Note") that was formed to explore opportunities related to entertainment and gaming sites on the Internet. In May 1997, the Company entered into an agreement to exchange the Convertible Note for 30,000 shares of Convertible Preferred Stock to First Entertainment, Inc. ("FEI"). The agreement was contingent upon FEI shareholders' approval, which was obtained at a shareholders meeting, held in November 1997. Based upon the financial resources of FEI and the financial condition of the maker of the convertible note, the Company recorded an impairment of the convertible note in the amount of $385,418 at June 30, 1997.

     The Company's balance sheet reflects a decrease in current assets, an increase in total assets, and an increase in working capital. Specifically, during the year ended June 30, 1998, current assets increased from $1,318,717 at June 30, 1997, to $1,898,478 at June 30, 1998, an increase of $579,761 or 30.5%.  Decreases in cash of $185,028 or 17%
and current portion of notes receivable of $2,978 or 1%, the majority of which is due to deferred rent and other prepaid expenses at Global Pelican and Alaska Bingo Supply. These were offset by increases in receivables from related parties of $5,083, or 5%, accounts receivable of $308,892, or 492% and prepaid and other of $149,878, or 108%,

     The Company's net investment in land, buildings and equipment decreased by $218,043, or 4.06%. The decrease is primarily attributed to Depreciation and Amortization expense.

     Current liabilities increased from $2,043,024 at June 30, 1997, to $4,551,428 at June 30, 1998. This increase is comprised of an incline in accounts payable of $355,182, mandatory redeemable preferred stock of $13,500, and current portion of long-term debt including debt in default of $1,295,500. The majority of the increases in the current portion of long-term debt of $1,363,500, was the direct result of an increase in accrued expenses of $385,586.

     Long-term debt less current portion decreased from $4,052,900 at June 30, 1997 to $3,212,472 at June 30, 1998.
This decrease is comprised of $2,590,457 of debt issued pursuant to the Plan of Reorganization as confirmed by the Bankruptcy Court, restructuring of $500,581 of debt previously regarded as current portion of long-term debt, and new net long-term debt borrowing of $909,596, the majority of which was the issuance of $630,250 of convertible debt.

     As a result of the foregoing increase in current assets and an even greater increase in current liabilities, the Company's working capital increased from $724,307 on June 30, 1997, to $2,652,950 on June 30, 1998, or a 266%
decrease. Approximately $1,553,599 is comprised of debt in default included in the current portion of long-term debt and Aruban controller costs. The Company is attempting to negotiate these debts. The current ratio decreased from .65 to .41.

     During the fiscal year ended June 30, 1998, the Company was able to negotiate $109,279 of debt to accept an aggregate of 21,261 shares of Common Stock in satisfaction of this debt. During the year ended June 30, 1998, the Company reported net loss of $2,288,699. During fiscal year 1998, the Company negotiated the conversion of $3,291,000 of debt related to the Alaska Bingo Supply acquisition, into shares of Class B Preferred Stock. As a result of the foregoing, stockholders' equity increased from $3,036,258 at June 30, 1997 to $4,285,950 at June 30, 1998, or a 41.15%
increase.

     As a result of a net income during the year ended
June 30, 1997, of $386,016, together with non-cash net expenses of $44,955 (comprised of amortization and depreciation of $869,969, reserve for receivables of $79,600, minority interest of $171,819, loss on investment, loan and advances to affiliate of $385,418, offset by a gain from debt restructuring of $1,551,488, and a decreases in operating assets and liabilities totaling $62,342). This compares with net cash provided in operations of $551,397 for the year ended June 30, 1998, based on a net loss of $2,288,699, net non-cash items of $1,094,206 (comprised of amortization and depreciation of $1,053,533, reserve for receivables of $38,888, minority interest of $24,607, and offset by a net gain on sales/purchases of securities of $22,822.)

     Net cash used by investing activities for the year ended June 30, 1998 was $960,113. This compares with net cash used by investing activities of $1,035,170 for the year ended June 30, 1997. For the year ended June 30, 1998, the Company used $573,269 for the purchase of equipment and $407,493 for the acquisition of Alaska Bingo Supply. This compares to $543,422 for the purchase of equipment for the year ended June 30, 1997. Offset against this, the Company received $48,243 of principal payments on its notes receivable for the year ended June 30, 1998. This compares with principal payments on its notes receivable of $53,735.

     Net cash provided by financing activities for the year ended June 30, 1998, was $223,688. This compares with net cash used by financing activities of $917,448 for the year ended June 30, 1997. Specifically, cash provided by financing activities from borrowings against notes payable was $170,000 for the year ended June 30, 1998. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $697,172. For the year ended June 30, 1998, there were no proceeds from the issuance of Common Stock, therefore, this was offset by debt payments of $662,729. Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.

Subsequent Events

     On August 1, 1997, the Company acquired 100% of the outstanding Common Stock of Anchorage-based Alaska Bingo Supply, Inc. ("ABS"). ABS will be operated by the Company's wholly-owned subsidiary, Global Alaska Corporation ("Global Alaska").

     The Company purchased ABS for $4,400,000, of which $400,000 was paid in cash at closing, with the $4,000,000 balance in the form of a promissory note bearing interest at eight percent (8%) and to be amortized monthly over a term of seven (7) years beginning in October, 1997. During the term of the note, the noteholder has the option to convert up to $2,500,000 of the promissory note into shares of the Company's Common Stock at a price of ten dollars ($10) per share.

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

Results Of Operations - Year Ended June 30, 1998 Compared To
Year Ended June 30, 1997

     A comparison of the results of operations of the Company for the year ended June 30, 1997, with the results of operations for the year ended June 30, 1998, demonstrates the Company's concentration on improving operating results. For the year ended June 30, 1997, the Bull Durham Saloon and Casino in Black Hawk, Colorado, Casino Las Vegas in Bishkek, Kyrgyzstan, and Casino Masquerade in Aruba operated for the entire twelve-month period. For the year ended June 30, 1998, the Bull Durham, Casino Las Vegas and Casino Masquerade operated for the entire twelve-month period, and the Pelican Casino in St. Maarten began operations in August 1996.

     Net revenues for the year ended June 30, 1998, were $11,335,393 based on casino revenues of $8,077,148, revenues from the sale of food of $187,174, and other income of $115,725. Net revenues for the year ended June 30, 1997, were $9,234,097 comprised of casino revenues of $8,978,720, food and beverage of $195,550, and other revenues of $59,827.

     More specifically, revenues at Casino Las Vegas, Pelican Casino and Casino Masquerade increased from $4,675,507 at June 30, 1997 to $5,735,134 at June 30, 1998.
This increase is due to better management of the casinos.
At June 30, 1998, net revenues from domestic operations were $2,440,377 comprised of $2,342,014 from Bull Durham, $90,348 from food and beverage and other domestic income of $8,016, compared to net revenues at June 30, 1997 of $2,248,645 from Bull Durham and $19,000 in other revenue from domestic operations.

     With the acquisition of Alaska Bingo Supply, net revenues at June 30, 1998, were $2,967,343, based on bingo revenues of $2,955,346 and other revenues totaling $11,996.

     Total operating expenses increased from $9,568,008 for the year ended June 30, 1997 to $12,670,205 for the year ended June 30, 1998, an increase of 32%.

     As a result of the increase in net revenues, and an increase in operating expenses, losses from operations were increased 299% to a loss of $1,334,812 for the year ended June 30, 1998, from a loss of $333,911 for the year ended June 30, 1997. Interest income decreased 25% while interest expense increased 101% over the same period due to the Chapter 11 proceedings of Casinos U.S.A. Losses before reorganization items, minority interest, and extraordinary items increased 129% from a loss of $2,264,092 for the year ended June 30, 1998, to a loss of $990,150 for the year ended June 30, 1997.

     For the year ended June 30, 1998, the Company had net expenses from asset of abandonment and impairment of gaming facility of $967,387 and loss on disposition of equipment of $349,763. The Company reported that there was no gain from debt restructuring for year end June 30, 1998, compared to a gain from debt restructuring of $1,551,488 for the year ended June 30, 1997. Due to a decrease in the operating results of Casino Las Vegas, the Company reported minority interest expense of $24,607 for the year ended June 30, 1998, compared to a minority interest expense of $171,819 for the year ended June 30, 1997.

     As a result of the foregoing, the Company reported a net loss for the year ended June 30, 1998, of $2,288,699, from the net income for the year ended June 30, 1997, of $386,016. This translates into a net loss per share of $1.61 based on 1,460,371 weighted average shares outstanding for the year ended June 30, 1998, and net income per share of $.29 based on 1,350,418 weighted average shares outstanding for the year ended June 30, 1997.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Private Securities Litigation Reform Act

     Certain statements in this Annual Report on Form 10-KSB which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which is effective for fiscal years ending after December 15, 1998. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Management believes that implementation of SFAS 128 will not have a material effect on earnings per share.

     The FASB also recently issued SFAS No. 130, REPORTING
COMPREHENSIVE INCOME, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1998.
Reclassification of earlier financial statements for comparative purposes is required. Management believes that implementation of SFAS 130 will not materially effect the Company's financial statements.



ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as part of this
report:   1.Report of Independent Auditors; 2. Audited Balance
Sheet as of June 30, 1998; 3. Audited Statements of Operations as of June 30, 1998 and 1996; 4. Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 1998 and 1996;
5. Audited Statements of Cash Flows for the years ended June 30, 1998 and 1996; and 6. Notes to Financial Statements. All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
                            PART III

     Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 1998.

                             PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

    1.   Report of Independent Auditors;

    2.    Audited Balance Sheet as of June 30, 1998;

    3.    Audited Statements of Operations as of June 30,
          1998 and 1997;

    4.    Audited Statements of Changes in Stockholders'
          Equity for the years ended June 30, 1998 and 1997;

    5. Audited Statements of Cash Flows for the years ended June 30, 1998 and 1997; and

    6.    Notes to Financial Statements.


     EXHIBITS

          a. The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

           Exhibit N    Title

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

           *  10.8      Stock Pooling and Voting Agreement,
                        incorporated by reference from the Company's
                        Current Report on Form 8-K, dated November 19,
                        1993

           *  10.9      Employment Agreement, dated September
                        28, 1993, between Morgro Chemical Company and
                        Nathan Katz, incorporated by reference from the Company's Current Report on Form 8-K, dated
                        November 19, 1993

           *  10.10     Employment Agreement, dated October 15,
                        1993, between Morgro Chemical Company and William
                        P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated
                        November 19, 1993

           *  10.11     Asset Acquisition Agreement by and among
                        Global Casinos, Inc., Morgro, Inc. and MDO,
                        L.L.C., dated as of February 18, 1994,
                        incorporated by reference from the Company's
                        Current Report on Form 8-K, dated February 18,
                        1994

           *  10.12     Stock Purchase Agreement, dated March
                        25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April
                        29, 1994

           *  10.13     Articles of Incorporation of BPJ Holding
                        N.V., incorporated by reference from the Company's
                        Current Report on Form 8-K, dated April 29, 1994

           *  10.14     Aruba Caribbean Resort and Casino Lease
                        Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

           *  10.15     Aruba Gaming Permit issued to Dutch
                        Hotel and Casino Development Corporation, incorporated by reference from the Company's
                        Current Report on Form 8-K, dated April 29, 1994

           *  10.16     Letter Agreement between Astraea
                        Investment Management, L.P. and Global Casinos,
                        Inc. dated May 11, 1994

           *  10.17     Guaranty from Global Casinos, Inc. to
                        Astraea Investment Management, L.P. dated May 19,
                        1994

           *  10.18     Secured Convertible Promissory Note in
                        favor of Global Casinos, Inc. from Astraea
                        Investment Management, L.P. dated May 19, 1994

           *  10.19     Registration Rights Agreement between
                        Global Casinos, Inc. and Astraea Investment
                        Management, L.P. dated May 11, 1994

           *  10.20     Employment Agreement, dated July 1,1994,
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

           *  10.24     Second Amended Plan of Reorganization of
                        Casinos USA, Inc., and Order Confirming Plan

           *  10.25     Warrant Agreement


           * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.

           ** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.

           ***Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.


     REPORTS ON FORM 8-K

     The Registrant did not file any Current Reports on Form 8-K during the Fourth Quarter ended June 30, 1998.

              GLOBAL CASINOS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                     JUNE 30, 1998 AND 1997




                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)

Consolidated Balance Sheet - June 30, 1998

Consolidated Statements of Operations - For Years
Ended June 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1998 and 1997

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1998 and 1997

Notes to Consolidated Financial Statements




INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately $2,289,000 during the year ended June 30, 1998, and had a working capital deficiency of approximately $2,653,000 at June 30, 1998. In addition, the Company is in default on various loan agreements and the Company ceased operating two of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 13, 1998






              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          June 30, 1998
                              ASSETS

Current assets:
  Cash                                                                863,343
  Accounts receivables:
    Trade, net of allowance for doubtful accounts of $26,140          371,602
    Employees                                                          16,282
  Inventory                                                           284,978
  Prepaid rent                                                        192,800
  Current portion of notes receivable                                  60,623
  Marketable Securities                                                12,980
  Other                                                                95,870

    Total current assets                                            1,898,478

Land, buildings and equipment:
  Land                                                                526,550
  Buildings                                                         4,043,870
  Equipment                                                         2,040,944
                                                                    6,611,364
  Accumulated depreciation                                         (1,460,096)

                                                                    5,151,268

Other assets:
    Leasehold and contract rights, net of amortization of           2,643,348
    $1,199,095 Goodwill, net of amortization of $110,230            2,054,275
    Notes receivable, net of current portion, including receiv        290,340
    Other assets, net of amortization of $23,700                       24,197

                                                                    5,012,160

                                                                   12,061,906





                          (continued)



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          June 30, 1998
                          (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    673,381
  Accrued expenses                                                  1,344,466
  Accrued interest, including $53,390 to a related party              294,131
  Note payable                                                        245,000
  Current portion of long-term debt,including debt in default and
       $428,690 to a related party                                  1,920,950
  Mandatory redeemable convertible Class A preferred stock, in         33,500
  Other                                                                40,000

    Total current liabilities                                       4,551,428

Long-term debt:
  Long-term debt, less current portion                              3,212,472
  Other                                                                12,056

                                                                    3,224,528

Commitments and contingencies

Stockholders' equity:
  Class A preferred stock - convertible nonvoting, $2 par value;
   10,000,000 shares authorized;109,000 shares issued and outstanding 218,000 Class B preferred stock - convertible nonvoting, $.01 par value;
   10,000,000 shares authorized;329,178 shares issued and outstanding   3,292
  Common stock - $.05 par value; 50,000 shares authorized;
    1,504,344 shares issued and outstanding                            12,180
  Additional paid-in capital                                       12,614,495
  Accumulated deficit                                              (8,562,017)

                                                                    4,285,950

                                                                   12,061,906

                          See accompanying notes.


                    GLOBAL CASINOS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      For years ended June 30,
                                                            1998        1997
Revenues:
  Casino                                                 8,077,148   8,978,720
  Bingo                                                  2,955,346
  Food and beverage                                        187,174     195,550
  Other                                                    115,725      59,827
                                                        11,335,393   9,234,097
Expenses:
  Cost of sales                                          1,730,049
  Operating, general, and administrative                 8,919,236   8,698,312
  Depreciation and amortization                          1,053,533     869,696
  Transfer of interest in gaming facility                  220,835
  Impairment of gaming facility                            746,552
                                                        12,670,205   9,568,008

Loss from operations                                    (1,334,812)   (333,911)
Other income (expense):
  Interest income                                           34,756      46,743
  Interest expense, including $35,554 and $25,000,
    respectively,to a related party                       (637,094)   (317,564)
  Loss on disposition of equipment                        (349,763)
  Loss on investment, loan and advances to Global Internet
  Corporation                                                         (385,418)
  Other income                                              22,821
                                                          (929,280)   (656,239)

Loss before reorganization items, minority interest,
  and extraordinary item                                (2,264,092)   (990,150)
Reorganization items:
  Interest earned on accumulated cash resulting from                     7,608
  Chapter 11 proceedings
  Professional fees                                                    (11,111)
Minority interest in income of subsidiaries                (24,607)   (171,819)
Extraordinary item:
  Gain from debt restructuring                                        1,551,488

Net loss                                                 (2,288,699)    386,016
Dividends on Class B preferred stock                        (64,989)

Net loss available to common stockholders                (2,353,688)    386,016

Earnings per share:
  Basic                                                       (1.61)       0.29
  Diluted                                                     (1.61)       0.29
  Weighted average shares outstanding                     1,460,371   1,350,418



                                    See accompanying notes.

                      GLOBAL CASINOS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For Years Ended June 30, 1998 and 1997
                                                                              Additional
                      Class A Preferred SClass B Preferred Common Stock         Paid-in  Accumulated
                       Shares    Amount   Shares   Amount   Shares    Amount    Capital    Deficit     Total

1-for-10 reverse
stock split                                                           (58,076)     58,076                       -
Shares issued
in conversion of      (540,750)   (982,823)                   96,131      480     982,343                       -
  preferred stock
  to common stock                                                                                               -
Shares issued in
debt conversion                                               21,261       106    109,172                 109,278
Net income                                                                                   386,016      386,106

Balances at
June 30,1997           147,750     268,538                 1,400,811     7,004  8,969,045 (6,208,329)   3,036,258
Shares issued
in debt conversion                         340,329   3,403     1,250        62  3,406,073               3,409,538
Shares issued
for services                                                  32,894     1,645    116,206                 117,851
Shares issued
in conversion of       (38,750)    (50,538)                    9,389       469     50,069                       -
  preferred stock
  to common stock                                                                                               -
Shares issued in
exercision of options                                         60,000     3,000    184,500                 187,500
Redemption of
preferred stock                            (11,151)   (111)                      (111,398)               (111,509)
Dividends on Class B
preferred stock                                                                              (64,989)     (64,989)
Net loss                                                                                  (2,288,699)  (2,288,699)

Balances at
June 30, 1998        $109,000 $    218,00 $329,178  $3,292 $1,504,344 $12,180 $12,614,495 $(8,562,017)$4,285,950

              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                       For years ended June 30,
                                                            1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       (2,288,699)    386,016
Adjustments to reconcile net income(loss) to net cash
  provided by operating activities:
  Depreciation and amortization                          1,053,533     869,696
  Provision for uncollectible receivables                   38,888      79,600
  Minority interest                                         24,607     171,819
  Net gain on sales/purchases of securities                (22,822)
  Extraordinary gain from extinguishment of debt                    (1,551,488)
  Loss on investment, loan and advances to Global Internet             385,418
  Corporation
  Stock issued for services                                 30,000
  Transfer of interest in gaming facility                  220,835
  Impairment of gaming facility                            746,552
  Write-off of Aruban controller costs                    (318,911)
  Loss on disposition of buildings and equipment           349,763
  Changes in operating assets and liabilities:
    Accounts receivable                                   (195,235)     18,840
    Inventory                                                1,697
    Prepaid expenses and other current assets             (158,155)   (109,333)
    Other assets                                            25,091
    Accounts payable                                       407,652    (248,363)
    Accrued expenses and interest                          603,091     276,514
    Other current liabilities                               40,000
    Other liabilities                                       (6,490)
                                                         2,840,096    (107,297)
    Net cash provided by operating activities              551,397     278,719

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (573,269)   (543,422)
  Purchases of securities, net of sales                    (27,594)
  Collections on notes receivable                           48,243      53,735
  Acquisition of Alaska Bingo Supply, net of cash
  acquired                                                (407,493)
  Other assets                                                          (8,643)
  Investment, loan and advances to Global Internet                    (385,418)
  Corporation
  Proceeds from sale of equipment                                        1,999
  Distribution to minority interest                                   (153,421)
    Net cash used in investing activities                 (960,113) (1,035,170)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                    (697,172)   (662,729)
  Issuances of long-term debt                              749,036
  Borrowings against notes payable                         170,000   1,580,177
  Proceeds from issuance of common stock                   187,500
  Redemption of mandatory preferred stock                  (20,000)
  Redemption of Class B preferred stock                   (111,510)
  Payment of dividends on Class B preferred stock          (54,166)
    Net cash provided by financing activities              223,688     917,448
Net (decrease) increase in cash                           (185,028)    160,997
Cash at beginning of year                                1,048,371     887,374

Cash at end of year                                        863,343   1,048,371

                           (continued)


              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
                                                     For years ended June 30,
                                                         1998         1997

Supplemental cash flow information:
  Cash paid for interest                                458,510       122,717

Debt converted to common stock:
  Mandatory redeemable preferred stock                                 35,000
  Accrued expenses, related parties                                    74,279
  Accounts payable, including $80,000 to avelated party  87,849
  Long-term debt                                          6,250
                                                        109,279       109,279

Debt converted to Class B preferred stock             3,403,291
Class A preferred stock converted to common stock        50,538
Proceeds of note payable used to purchase note
receivable                                               75,000
Dividends accrued on Class B preferred stock             10,822

Acquisition of Alaska Bingo Supply:
  Fair value of assets acquired                         680,865
  Intangible assets                                   3,935,463
  Liabilities assumed                                  (134,587)
  Fair value of assets exchanged                     (4,074,218)

  Cash received, net of cash acquired                   407,523

Extinguishment of debt:
  Liabilities released:
    Note payable                                                       101,335
    Accrued interest                                                   164,627
    Net debt relieved in Chapter 11 proceeding                       2,503,114
  Assets relinquished:
    Note receivable and equipment, respectively, net                (1,217,588)
  Extraordinary gain                                                 1,551,488

Property foreclosure:
  Note receivable acquired in Chapter 11 proceeding,
    assigned to creditor as payment on note to creditor              (249,418)
  Reduction in note payable by assignment of note receivable          249,418
     acquired in Chapter 11 proceeding
                                                                               0
                         See accompanying notes.


              GLOBAL CASINOS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation

     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At June 30, 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          CASINOS U.S.A., INC. ("Casinos U.S.A."), a Colorado corporation, which owns and operates the Bull Durham
          Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

          GLOBAL ALASKA CORPORATION ("Global Alaska"), an
          Anchorage corporation, which acquired Alaska Bingo
          Supply, Inc. ("ABS") located in Anchorage, Alaska on
          August 1, 1997.

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

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability
          Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba.

          GLOBAL CASINOS INTERNATIONAL, INC. ("Global
          International"), a Delaware corporation, which through an International Joint Venture ("IJV") operated Casino
          Las Vegas in Bishkek, Kyrgyzstan. The Company transferred its interest in Casino Las Vegas to its IJV partner in April, 1998.

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino
          ("Lillie's") in Deadwood, South Dakota through June 30,
          1995. Beginning in July 1996, Woodbine began leasing this property and related equipment to a third party.

     Management's Plans

     The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and Management continues to negotiate with creditors of debt that remains in default. The Company also continues to explore acquisition opportunities. Management believes that these plans will result in increased liquidity and future profitability.

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

     Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS')
     No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Management believes that implementation of SFAS 130 will not materially effect the Company's financial statements.

     In June 1997, the FASB issued SFAS No.131, Disclosures about Segments of an Enterprise and related information and in February 1998, the FASB issued SFAS No 132,
     Employer's Disclosures about Pensions and other
     Postretirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore management believes SFAS
     No. 133 will not impact the Company's financial statement.

     Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments classified as current assets and liabilities approximate fair values primarily because of the short maturities of these instruments. The carrying values of notes receivable and long term debt approximate fair values because interest on these instruments is similar to returns management believes are currently available to the Company for instruments with similar risks.

     Leasehold and Contract Rights and Goodwill

     Leasehold and contract rights represent the excess of the purchase price over the net assets of the acquired investments in Alaska Bingo Supply, Casino Masquerade and
     Casinos USA. These costs are amortized over the ten-year terms of the agreements. The Company annually assesses the carrying value of its leasehold and contact rights and goodwill as discussed below.

     Land, Buildings and Equipment

     Land, buildings and equipment are carried at cost.
     Depreciation is computed using the straight-line method over the estimated useful lives. Buildings are depreciated over 31 years and equipment is depreciated over five to seven years.

     The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment and leasehold and contract rights. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values. Based on management's annual review, the Company does not believe that any impairments have occurred on land, buildings, equipment during 1998.

     Stock-Based Compensation

     SFAS No.123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting
     Principles Board Opinion No. 25, Accounting For Stock Issued
     To Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     Net Income (Loss) Per Share

     Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation as the impact of the potential common shares would be to decrease income (loss) per share. Therefore diluted loss per share is equivalent to basic loss per share.

     During the year ended June 30,1998, the Company adopted
     SFAS No 128, Earnings Per Share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted
     EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS 128 did not result in a changed into previously presented EPS for the year ended June 30,1997.

     Foreign Currency Transactions

     Gaming operations in St. Maarten, Aruba and Kyrgyzstan are primarily conducted in U.S. dollars. As a result, the U.S.
     dollar is considered the functional currency for these operations. Payments for payroll and certain other expenses are made in the local currency. Gains and losses from foreign currency transactions are included in determining net income (loss) and were immaterial for the years ended
     June 30, 1998 and 1997.

     Risk Considerations

     Casino Las Vegas, Casino Masquerade, and the Pelican Casino
     (the "Casinos") are located in Kyrgyzstan, Aruba, and St.
     Maarten respectively; therefore, they are subject to special considerations and significant risks not typically associated with investments in North American companies.
     These include risks associated with, among others, the political, economic and legal environments and expropriation matters, and are described further in the following paragraphs:

     a.   Political Environment

          The Casinos' results may be adversely affected by changes in the political and social conditions in Aruba and St. Maarten, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The political environment in Aruba and St. Maarten has been stable for a sustained period of time. As a result, the Company does not anticipate significant risks related to Aruba and St. Maarten in the immediate future.

     b.   Economic Environment

          The economies in Aruba and St. Maarten differ significantly from the economy in the United States in many respects, including their structures, levels of development and capital reinvestment, growth rates, government involvement, resource allocation, employment policy, self-sufficiency, rates of inflation and balance of payments positions.
          The economic environment in Aruba and St. Maarten has remained stable for a sustained period of time.

     c.   Legal Environment

          Ownership and operation of casinos in Aruba and St.
          Maarten are regulated by local authorities. Each jurisdiction maintains its separate regulatory environment which requires various licenses, approvals and certificates to operate in these jurisdictions.

     d.   Expropriation of Funds

          The Company is currently able to remit funds from its operations in Aruba and St. Maarten to the U.S. to meet certain intercompany obligations without significant local government approvals, restrictions or taxation.
          However, the remittance of funds to the U.S. for other means (including profit distribution) would be subject to certain restrictions and taxation. Changes in the local legal and economic environments may adversely affect the expropriation of funds from the Casinos to the U.S.

2.   CASINOS U.S.A. REORGANIZATION

     In October 1995, Casinos U.S.A. ("Debtor") filed a voluntary petition under Chapter 11 of the United States Bankruptcy
     Code, and until December 18, 1996, operated under the protection of the Bankruptcy Court. The Bankruptcy Court confirmed the Company's Second Amended Plan of
     Reorganization (the "Plan") on December 18, 1996. The effective date of the Plan was thirty days after confirmation date of January 17, 1997, or February 17, 1997.
     The confirmed Plan allowed the Debtor to retain its property and assets and continue its business. The Plan's provisions resulted in the restructuring and/or extinguishment of creditor claims filed during the bankruptcy proceedings and the cancellation of a note and interest receivable of approximately
     $1,217,000. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $1,285,765 during the year ended June 30, 1997.

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

     Beginning March 1998 and extending through February 2005, the warrant holders are entitled to call a vote as to whether any merger, recapitalization, restructuring, refinance, or sale of the assets of the Debtor should be made or effectuated.
     The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote took place during 1998.

3.   NOTES RECEIVABLE

     At June 30, 1998, notes receivable consist of the following:

     6.5% note receivable, monthly interest
     and principal payments of $6,569 until
     December 2002, at which time the unpaid
     balance is due; the note is
     collateralized by a deed of trust on
     real property, fixtures and improvements $308,463

     Non-interest bearing note, due December
     1995, in default;
     the note is collateralized by 20,000
     shares of the Company's
     common stock                              200,000

     Allowance for doubtful collections       (157,500)

                                               350,963
     Less current portion                      (60,623)

                                               $290,340

     The allowance for doubtful collections is maintained at estimated amounts necessary to cover losses on receivables based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the years ended June 30, 1998 and 1997, the Company increased the allowance for doubtful collections by $27,500 and $75,000 respectively. Management periodically evaluates receivable balances to determine if impairments are evident based on available information and events.

4.   ACQUISITION OF ALASKA BINGO SUPPLY, INC.

     On August 1,1997, the Company acquired 100% of the outstanding common stock of Alaska Bingo Supply, Inc. The acquisition was accounted for as a purchase. The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 convertible promissory note secured by shares of ABS' common stock held by the Company. In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. The promissory notes were due in equal monthly payments from January 1998 through April 1998. The promissory notes to third parties were secured by a note receivable by the Company. Interest on $200,000 of the notes was at 24% and interest on the remaining $225,000 (including the related party note) was at 12%. The promissory note, bearing interest at 8%, was due in 2004, with monthly payments of principal and interest of $63,384.

     Effective March 31,1998, the principal balance due owing under the promissory note of $3,853,291, and accrued and unpaid interest thereon in the amount of $15,202, was converted into (I) 340,329 shares of the Company's Series B
     Convertible Preferred Stock ("Series B Preferred Stock"), having a face value of $10.00 per share, and (ii) a convertible Promissory Note in the principal amount of $450,000 (the "Second Note"). Each share of Series B preferred Stock is convertible, at the option of the holder, into one share of the Company's Common Stock at any time commencing the earlier of (I) one year from the date of issue or (ii) upon the effective date of a Registration
     Statement registering for sale under the Securities Act of 1933, as amended (the "Securities Act"), the shares of the Company's Common Stock issuable` upon such conversation
     ("Conversion Stock"); provided, however, that in no event shall the Series B Preferred Stock be convertible into more than 311,550 shares of Common Stock (the"Maximum Aggregate
     Conversion") without the approval of the Company's shareholders. The Maximum Aggregate Conversion is a number equal to 19.9% of the Company's total issued and outstanding shares of Common Stock, without giving effect to the conversion.

     The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. Holders of the Series B Preferred Stock are entitled to receive and annual dividends payable at the rate of 8% per annum. The outstanding shares of Series B Preferred Stock are non-voting, except as required by law.


5.   LONG-TERM DEBT

     At June 30, 1998, long-term debt
     consists of the following:

     Unsecured loans, $48,840 to related
     parties, interest at 10% to 15%, past
     due and in default or due on demand       $ 297,661

     Mortgage payable to a third party,
     collateralized by real estate, interest
     at 10%, semiannual payments with
     maturity in 2000                             35,224

     Secured convertible note, interest at
     7%, reduced from 9% in
     July 1996, payments of interest only due
     quarterly; principal
     and unpaid interest due May 1999;
     original principal balance
     of $750,000 reduced by $249,419 through
     an assignment of its interest in senior
     secured debt on Casinos U.S.A.  The Note
     is convertible in whole or in part at
     the option of the holder at any time
     prior to its maturity to common stock at
     a conversion price of  $10.00 per share     500,581

     Unsecured convertible notes, $187,500 to
     related parties, interest at 8%,
     principal and unpaid interest due
     October 1998; notes are convertible in
     whole or in part at the option of the
     holder at any time beginning in October
     1998, to common stock at a conversion
     price of $5.00 per share.  Upon the
     effective date of a registration
     statement registering the underlying
     shares of common stock, notes will
     automatically convert                     624,000

     Mortgages payable to third parties,
     collateralized by real estate, including
     $249,419 assigned from the Company to a
     third party, interest at 7%, monthly
     payments of $7,329 plus annual payments
     of 37.5% of available Bull Durham net
     cash flow, as defined, due in 2004        1,074,499

     Secured notes, interest at 10% and 12%,
     monthly payments of $18,088, secured by
     certain gaming equipment, due
     through2000.                                134,700

     Mortgages payable to third parties,
     collateralized by real estate, interest
     at 9.2%, monthly payments of $10,225
     plus annual payments of 12.5% of
     available Bull Durham net cash flow,
     as defined, due in 2004                    1,119,952

     Unsecured obligation, non-interest
     bearing, minimum monthly payments of
     $6,086, due through November 2004            492,299

     Secured notes, $50,580 to related party,
     bearing interest at 12% and 24%, due in
     installments through February 1999,
     secured by note receivables held by the
     company                                      140,850

     Unsecured obligation to a related party,
     bearing interest at 9%, due on demand        141,501

     Unsecured notes, bearing interest at 8%,
     principal due September 2004                 486,000

     Unsecured note, bearing at 9%, principal
     due March 1999, personally secured by a
     related party                                 50,000

     Unsecured note, bearing interest at 10%,
     monthly payments of $3,000, principal
     reduced by certain accounts receivable
     uncollected at March 1999, guaranteed by
     the Company                                   36,155

                                                5,133,422

     Less current portion, including debt in
     default                                   (1,920,950)
                                               $3,212,472

     Scheduled maturities of long-term debt are as follows:


                                                   For Year
                                                 Ending June 30,


                                     1999        1,920,950
                                     2000          114,855
                                     2001           28,591
                                     2002           26,380
                                     2003           28,551
                                     Thereafter  3,014,094


                                      Total     $5,133,422

     In 1997, the Company was able to negotiate the exchange and/or restructuring of $375,001 of certain accounts payable and short-term debt for 21,261 shares of common stock, as satisfaction of these obligations. These transactions resulted in an extraordinary gain from debt extinguishment of $265,723

     At June 30, 1998, the Company has reserved 176,000 shares of common stock for debt conversions.


6.   INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled. BPJ and Global Pelican are subject to Aruban and St. Maarten tax provisions which provide for utilization of prior years cumulative net operating losses to offset current and future taxable income. At June 30, 1998, the Company has net operating loss carryforwards related to its Aruban and St. Maarten operations of approximately
     $450,000 and $250,000, respectively, available to reduce future taxable income.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets at June 30, 1998 are comprised mainly of net operating loss carry forwards of approximately
     $2,330,000. The valuation allowance was increased by $144,000 during 1998 to reserve the deferred tax assets in their entirety.

     The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:


                                          1998      1997

     Statutory federal income tax rate    34%       34%
     Effect of net operating loss not     (34)      (34)
     utilized
                                           - %       - %


     At June 30, 1998, the Company has available domestic net operating loss carryforwards available to reduce future taxable income of approximately $6,851,00 expiring in years 2008 through 2013 as follows:



        Year       Net Operating
                   Loss

        2008       $    920,000
        2009          1,676,000
        2010          1,217,000
        2011          2,615,000
        2012                  -
        2013            423,000

                    $ 6,851,000


7.   COMMITMENTS AND CONTINGENCIES

     Casino Masquerade

     Through February 1998, the Company, through its subsidiary BPJ Holdings, leased the Casino Masquerade facility in the Radisson Aruba Caribbean Resort Hotel and Casino under an operating lease that expired in December 2002. Rent expense was calculated as $400,000 per year plus 15% of the adjusted annual casino win over $4,000,000. Rent expense for the year ended June
     30, 1997 was $400,000 and $200,000 through February
     1998. The casino was closed for operations March 1998 due to the lessor closing the hotel for significant repairs and improvements. With the closure the Company wrote off approximately $330,000 in fixtures and building improvements.

     In April 1998, the Company reached a settlement agreement with the lessor whereby the lessor agreed to pay $250,000 in payroll costs during the closure of the casino; make available $500,000 commencing August 1998 in the form of two promissory notes of $250,000 bearing interest at 9% and payable one year from the date of issuance; and provide approximately $1,500,000 towards improvements to the casino. In addition, a new ten-year lease agreement was negotiated, with base rents escalating from $1,000,000 annually to $1,200,000 annually after the first five years of the lease term.
     Rent payments were to commence when the hotel and casino reopened, estimated to be January 1999.

     Subsequent to yearend, the Company determined that it was unable to obtain funding necessary to meet certain provisions of the new lease agreement. The Company is currently renegotiating the settlement with the lessor.
     Based on those negotiations, the Company reassessed the carrying value of the leasehold and contract rights associated with the property. The present value of estimated future cashflows associated with the assets is considered to be approximately $888,200.
     Consequently, the Company recognized an impairment of $746,552 during the year ended June 30, 1998.

     Pelican Casino

     Effective August 1, 1996, the Company, through its subsidiary Global Pelican, entered into a cancelable
     Management and Operating Lease Agreement (the "Pelican
     Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The term of the lease was for five years, with options to renew for three additional five-year terms. Lease payments were $30,000 per month for the initial lease term beginning in November 1996. Rent expense for the year ended 1997 was $225,000.

     The Pelican Agreement provided that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the third party providing clear title to the equipment. The Pelican Agreement also stated that until the equipment liens and encumbrances were released, Global Pelican had the right to terminate the Pelican Agreement. At June 30, 1998, the equipment remains subject to liens and encumbrances, and Global
     Pelican has therefore not purchased the equipment.

     In July 1997, Global Pelican renegotiated the terms of the Pelican Agreement, whereby Global Pelican agreed to pay approximately $20,000 per month. Rent expense for the year ended June 30, 1998 was $235,000. The Company is currently renegotiating the lease and equipment purchase with the lessor.

     Global Casinos

     The Company leases corporate office space under a noncancelable operating lease expiring in September
     1999. It also lease equipment under various operating leases expiring in 1999. Lease expense under these leases was $53,055 for the years ended June 30, 1998 and 1997, respectively. Minimum lease payments under the lease agreements are $48,000 in 1999 and $8,000 in 2000.

     Casino Las Vegas

     Through April 1998, the Company leased the Casino Las
     Vegas facility from the minority joint venture partner
     ("JVP") in the Casino Las Vegas. Rent expense was included in the payment of 50% of the net casino profits to the JVP. The Company transferred its interest in the casino to the JVP in April 1998.

     SEC Matter

     The company previously reported an ongoing investigation by the  Securities and Exchange Commission (the "Commission"),  into various matters, including certain transaction and securities  by
     the  company  and one of it's former officers and directors.   In
     1998, the company entered into a voluntary stipulated decease and desist  order with the Commission pursuant to which  the  company agreed,  interalia, not to violate any provisions of the  federal securities laws in the future.  As a result of entering into  the voluntary  stipulated  cease  and desist,  investigation  by  the commission has been brought to a conclusion which, in the opinion of  management, will not have a material adverse affect upon  the business of the company in the future.

     Aruban Controller Costs

     The Aruban government provides "Government Controllers" for each gaming property operating on the island. The
     Aruban government recoups the expenses of these controllers through a monthly charge per square meter of casino space. The Casino Masquerade and other
     Aruban casinos are disputing the charges. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The
     Company recorded estimated government controller expense of $66,200 in 1997 and $40,180 through February
     1998 at the same rate paid as of December 31, 1994.
     The cumulative difference in the controller cost, based on the rate charged by the government and that accrued by the Company, was approximately $241,000 as of February 1998. The liability was written off with the closure of the casino as it was considered probable that it would not be required to be paid.


     St. Maarten License and Controller Cost

     The Pelican Casino is charged a St. Maarten Government
     Controller and a casino license fee of $36,500 per month. The Company has accrued $840,000 of license and controller expense as of and for the year ended June
     30, 1998. Although the government has been assessing the Pelican Casino the monthly fees, Global Pelican has not yet been granted a license, which it applied for in October 1996. In July 1997, Global Pelican met with government representatives and proposed to pay a one-time license issuance fee of $112,000, of which the casino lessor has agreed to pay one-half, pay license and controller fees accrued through May 31, 1997 of $365,000 over a five-year term, and to pay continuing monthly fees from June 1, 1997 and thereafter. The
     Company continues to negotiate this matter with the government.


8.   STOCKHOLDERS' EQUITY

     Mandatory Redeemable Convertible Preferred Stock

     At June 30, 1998, 16,750 shares of Series A Mandatory
     Redeemable Convertible Preferred Stock are outstanding.  The
     Series A Convertible Preferred Stock had a mandatory redemption date of May 31, 1995, and the Company is currently in default. The Series A Preferred Stock has a redemption price of $2.00 per share, subject to adjustment for certain events such as splits and dividends. Holders of the Series A Preferred Stock have the option to convert each share of the preferred stock into one-tenth of one share of the Company's Common Stock.

     Warrants

     During 1998, the Company issued 50,000 warrants exercisable at $2.50 as a loan fee in conjunction with the issuance of a $50,000 note. The warrants expire
     July 2000.

     The Company issued 15,000 warrants exercisable at $3.00 in conjunction with the issuance of a $150,000 note.
     The warrants are exercisable the earlier of one year after the effective declaration of the registration with the SEC, or June 1999. The warrants expire June
     2000.

     As part of the settlement agreement of the Casino
     Masquerade lease, the Company issued the lessor 100,000 warrants exercisable at $3.00. The warrants are exercisable the earlier of the effective declaration of the registration statement, or April 1999. The warrants expire April 2004.

     In October 1996, in connection with a private placement of convertible debt, the Company issued 126,100 Class E
     Warrants exercisable at $6.00, 126,100 Class F Warrants exercisable at $7.00, and 126,100 Class G Warrants exercisable at $8.00. The Class E, F, and G warrants expire the earlier of 30, 90, and 120 days, respectively, after a registration statement covering the stock underlying the Warrants is declared effective by the Securities and Exchange Commission, or in February 1999.

     Prior to 1995, the Company issued to an underwriter a warrant to purchase 2,813 units, which consist of one share of Series A Preferred Stock and one-half Class D
     Warrant at an exercise price of $24.00 per unit. This warrant expires in April 1999.

     OPTIONS

     A total of 190,000 options were issued to two companies during 1998 in conjunction with services rendered. The options expire at various times through December 2001, and are exercisable at prices ranging from $2.50 to $4.25.

9.   STOCK INCENTIVE PLAN

     The Company has a Stock Incentive Plan (the "Incentive
     Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively
     "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The
     Company has reserved 225,000 shares of common stock for issuance under these Plans. The options expire five years from the date of grant or upon termination of employment.

     The following number of stock options associated with these Plans is as follows:

                           Stock Incentive Directors   Total
                                Plan

     Outstanding at        $ 81,000        $ 25,000    $ 106,000
     June 30, 1996
     Granted                 10,000          10,000       20,000
     Exercised                    -               -            -
     Forfeited                    -         (10,000)     (10,000)

     Outstanding at          91,000          25,000      116,000
     June 30, 1997
     Granted                 80,000          30,000      110,000
     Exercised              (60,000)              -      (60,000)
     Forfeited              (76,000)        (20,000)     (96,000)

     Outstanding at June
     30, 1998                35,000          35,000       70,000


     The weighted average price was:

                 Stock
             Incentive Plan  Directors

     1998    $ 5.43          $ 2.86
     1997    $ 5.00          $ 5.00


     The following pro forma net income (loss) and earnings per share for 1998 and 1997 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No 123:

                           1998           1997

     Net income (loss)-
     reported              $(2,288,699)   $ 386,016
     Net income (loss)-
     pro forma                            $ 328,016

     Earnings per share-
     reported              $     (1.61)   $    0.29
     Earnings per share-
     pro forma             $     (1.69)   $    0.24


10.  FOREIGN AND DOMESTIC OPERATIONS

     The Company owns, operates, and develops domestic and international projects in several geographical areas.
     The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 1998 and 1997:

                      Foreign**    Domestic       Total
     1998
     Revenue          5,862,745    5,472,648      11,335,393
     Net loss        (1,948,359)    (174,194)     (2,288,698)
     Identifiable
     assets             618,795    4,773,071      12,061,905

     1997
     Revenue          6,985,452    2,248,645       9,234,097
     Net income          73,667      312,349         386,016
     Identifiable
     assets           2,559,591    6,568,958       9,168,549


     ** Foreign includes Aruba, St. Maarten and Kyrgyzstan operations.


11.  SEGMENT INFORMATION

     With the acquisition of Alaska Bingo Supply, Inc., the
     Company expanded its operations to two significant lines of business, the casino gaming industry and the distribution of bingo products. Following is a tabulation of business segment information for the year ended June 30,1998:

                      Casino         Bingo         Other       Total

     Revenue          8,303,122     2,967,343        64,928    11,335,393

     Depreciation
     and
     Amortization       532,484       297,164       223,885     1,053,533

     Net loss        (1,896,491)      (25,000)     (367,208)   (2,288,698)

     Identifiable
     assets           4,948,357       735,591     6,378,048    12,061,905

     Capital
     expenditures       525,569        18,132        29,568       573,269


12.  GLOBAL INTERNET CORPORATION

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

     On May 11, 1997, the Company and First Entertainment
     Inc. ("FEI") entered into an agreement whereby the Company sold 1,500,000 of the 1,750,000 common shares of Global Internet owned by the Company, in exchange for 1,500,000 warrants, which would allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. The
     Company also sold its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B Preferred Stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share.

     FEI is a thinly capitalized and thinly traded public entity which does not appear to currently have resources available to continue development of Global
     Internet. These factors raised concerns about the Company's ability to realize its investment in Global
     Internet. Management determined that it would be appropriate for the Company to fully expense its investment and allow for the receivables in Global
     Internet during the quarter ended June 30, 1997.

13.  401(k) Saving and Profit Sharing Plan

     On August 1, 1997, the Company started a Retirement
     Savings and Investment Plan (the "401(k) Plan") for the employees of the Bull Durham Casino and Alaska Bingo
     Supply that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan subject to certain Internal Revenue Services restrictions. The Company matches an amount equal to 100% of each participant's contribution to a maximum of 5% of their earnings. Company contributions for the year ended June 30, 1998 were 18,610.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL CASINOS, INC.



Date 10/13/98             By:   /s/ Stephen G. Calandrella
                                Stephen G. Calandrella,President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Position              Date



/s/ Stephen G. Calandrella       President, Director   10/13/98
Stephen G. Calandrella



/s/ Barbara G. Wolf           Chief Financial Officer, 10/13/98
Barbara G. Wolf              Chief Accounting Officer,



/s/ Clifford C. Thygesen         Director              10/13/98
Clifford C. Thygesen



/s/ Clifford L. Neuman           President, Director   10/13/98
Clifford L. Neuman
October 12, 1998


