Form 10QSB
period 1998-09-30
GLOBAL CASINOS INC
filed 1998-11-16
CIK 727346

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

                               OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT
          For the transition period from ______ to _____

                 Commission file number 0-15415

                      GLOBAL CASINOS, INC.
     (Exact Name of Registrant as Specified in its Charter)

       Utah                                      87-0340206
(State or other jurisdiction                  I.R.S. Employer
of incorporation or organization)           Identification number

5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado    80918
(Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:  (719) 590-4900


(Former name,former address and former fiscal year,if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [   ]

As of November 13,1998 1,504,519 shares of Common Stock of the
Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]


INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheet at September 30,1998
               (unaudited) and June 30, 1998

               Statement of Operations for the Three Months Ended
               September 30, 1998 (unaudited) and September 30,1998
               (unaudited)

               Statement of Cash Flows for the Three Months Ended
               September 30,1998 (unaudited) and September 30,1997
               (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying balance sheet at September 30, 1998, and statements of operations and cash flows for the three months ended September 30,1998 and 1997 are unaudited but reflect all adjustments which are, in the opinion of management,necessary to a fair statement of the financial position and results of operations for the interim period presented.


              Global Casinos, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                                       September 30,  June 30,
                                                          1998         1998
                                                       (unaudited)
                            ASSETS

Current assets:
   Cash                                                 $   637,733  $  863,343
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of
     $22,384 and $26,140 at September 30,1998 and
     June 30,1998                                           467,303     371,602
     Related parties                                          5,741      16,282
   Inventory                                                254,325     284,978
   Prepaid rent                                             192,800     192,800
   Current portion ofnotes receivable                        60,623      60,623
   Marketable securities                                      6,255      12,980
   Other                                                     92,172      95,870

   Total current assets                                   1,716,952   1,898,478

Land,buildings and equipment:
   Land                                                     526,550     526,550
   Buildings                                              4,126,970   4,043,870
   Equipment                                              1,986,893   2,040,944
                                                          6,640,413   6,611,364
   Accumulated depreciation                             (1,456,422) (1,460,096)

                                                          5,183,991   5,151,268

Other assets:
   Leasehold and contract rights, net of amortization
   of $1,248,965 and $1,199,095 at September 30,1998
   and June 30, 1998                                      2,593,479   2,643,348

   Goodwill, net of amortization of $140,292 and
   $110,230 at September 30, 1998 and June 30, 1998       2,024,212   2,054,275

   Notes receivable, net of current portion,
   including receivables in default                         274,698     290,340

   Other assets, net of amortization of $27,385 and
   $23,700 at September 30, 1998 and June 30, 1998           23,287      24,197

                                                          4,915,676   5,012,160

                                                         11,816,619  12,061,906


              Global Casinos, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (Continued)

                                                      September 30,  June 30,
                                                          1998         1998
                                                      (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   641,308    $  673,381
  Accrued expenses                                      1,515,816     1,344,466
  Accrued interest, including $54,539 and $40,431
  to related parties at September 30, 1998 and
  June 30, 1998                                           342,611       294,131
  Note payable                                            216,843       245,000
  Current portion of long-term debt, including
  debt in default and $238,350 and $367,351 to
  related parties at September 30, 1998
  and June 30, 1998                                     2,318,298     1,920,950
  Mandatory redeemable convertible Class A
  preferred stock,                                         27,500        33,500
  Other                                                    40,000        40,000

    Total current liabilities                           5,102,376     4,551,428

Long-term debt,less current portion                     2,891,005     3,212,472
Other                                                      12,056        12,056

                                                        2,903,061     3,224,528

Commitments and contingencies

Stockholders' equity:
  Class A preferred stock - convertible nonvoting,
  $2 par value;10,000,000 shares authorized;
  147,500 and 109,000 and shares issued and
  outstanding at September 30, 1998 and June 30, 1998     218,000       218,000

  Class B preferred stock - convertible nonvoting,
  $.01 par value;10,000,000 shares authorized;
  317,630 and 329,178 shares issued and outstanding
  at September 30, 1998 and June 30, 1998                   3,176         3,292

  Common stock - $.05 par value; 50,000 shares
  authorized;1,504,519 and 1,504,344 shares
  issued and outstanding at September 30, 1998
  and June 30, 1998                                        12,189        12,180
  Additional paid-in capital                           12,502,619    12,614,495
  Accumulated deficit                                 (8,924,802)   (8,562,017)

                                                        3,811,182     4,285,950

                                                       11,816,619    12,061,906


                      See accompanying notes.


              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                     For the three months ended
                                                            September 30,
                                                      1998              1997
                                                   (unaudited)      (unaudited)
Revenues:
  Casino                                           $ 1,304,686      $ 2,031,543
  Bingo                                                815,146          546,523
  Food and beverage                                     27,450           39,243
  Other                                                117,356           72,187

                                                     2,264,638        2,689,496
Expenses:
  Cost of sales                                        436,928          343,760
  Operating, general, and administrative             1,836,056        2,213,785
  Depreciation and amortization                        180,646          267,507

                                                     2,453,630        2,825,052

Loss from operations                                 (188,992)        (135,556)
Other income (expense):
  Interest income                                        7,449            7,822
  Interest expense, including $12,445
  to related parties at September 30, 1998           (116,026)        (166,020)

                                                     (108,577)        (158,198)

Loss before minority interest                        (297,569)        (293,754)
Minority interest in income of subsidiary                              (49,609)
Extraordinary item:
  Gain from debt restructuring                                          190,930

Net loss                                             (297,569)        (152,433)
Dividends on Class B preferred stock                  (65,215)

Net loss available to common stockholders            (362,784)        (152,433)

Earnings per share:
  Basic                                                 (0.24)           (0.10)
  Diluted                                                  (0)              (0)
  Weighted average shares outstanding                1,504,461        1,460,811


                     See accompanying notes.



              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                    For the three months ended
                                                           September 30,
                                                      1998             1997
                                                   (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities        $   89,391        $  392,390

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             (130,448)         (314,185)
  Collections on notes receivable                      15,642            13,987
  Acquisition of Alaska Bingo Supply,
  net of cash acquired                                                (383,090)
  Other assets                                                         (12,925)
  Distribution to minority interest                                    (28,096)

    Net cash used in investing activities           (114,806)         (724,309)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt               (53,680)          (33,813)
  Issuances of long-term debt                          54,396
  Principal payments of notes payable                (28,156)
  Borrowings against notes payable                                      425,657
  Redemption of mandatory preferred stock             (2,500)           (5,000)
  Redemption of Class B preferred stock             (115,483)
  Payment of dividends on Class B preferred
  stock                                              (54,772)

    Net(used in)cash provided by financing
    activities                                      (200,195)           386,844

Net (decrease) increase in cash                     (225,610)            54,925
Cash at beginning of year                             863,343         1,048,371

Cash at end of year                                   637,733         1,103,296



              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (unaudited)


                                               For the three months ended
                                                      September 30,
                                                  1998             1997
                                               (unaudited)     (unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                       $    65,242     $   71,415


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITES
  Mandatory redeemable preferred stock
  converted to common                                3,500
  Note receivable issued for common stock                          195,000
  Dividends accrued on Class B preferred stock      10,443

  Acquisition of Alaska Bingo Supply:
    Fair value of assets acquired                                  620,587
    Intangible assets                                            3,863,614
    Liabilities assumed                                          (101,111)
    Fair value of assets exchanged                             (4,000,000)

    Cash received, net of cash acquired                            383,090



                         See accompanying notes.


               Global Casinos, Inc. & Subsidiaries
         Notes to the Consolidated Financial Statements
                       September 30, 1998
                           (unaudited)

1.   Organization

     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally. At September 30, 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Casinos USA, Inc. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham
          Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

          Global Alaska Corporation ("Global Alaska"), an Anchorage corporation, which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska. The Company acquired ABS on August 1, 1997. ABS is primarily engaged in the distribution of a full line of bingo related products. ABS products are sold in Alaska to non-profit organizations and municipalities which use the products for fund-raising purposes. ABS also receives rent income from the leasing of space to two bingo hall operators. The bingo halls are managed by the holder of the Company's Class B preferred shares.

          Global Pelican N.V. ("Pelican"), a St. Maarten Limited Liability Company which began operating the Pelican Casino located on the island of St. Maarten in the Netherland Antilles on August 1, 1996. Global Pelican operates the casino under a Management and Operating Lease Agreement.

          BPJ Holdings N.V. ("BPJ"), a Curacao Limited Liability Company, which operates the Casino Masquerade on the Caribbean resort island of Aruba. The casino was closed March 1998 due to the hotel in which it is located being closed for major renovations and improvements.

          Global Casinos International,Inc.("Global International"), a Delaware corporation, which through an International Joint Venture ("IJV") operated Casino Las Vegas in Bishkek, Kyrgyzstan. The Company transferred its interest in Casino Las Vegas to its IJV partner in April 1998.

          Woodbine Corporation ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30,1995.
          Beginning in July 1996, Woodbine began leasing this property and related equipment to a third party.

          Destination Marketing Services ("DMS"), a Colorado corporation, which acquired the net assets of a Colorado travel services company in January 1998.

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the fiscal year ended June 30, 1998 and Form 8-K.

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

2.   Acquisitions

    Alaska Bingo Supply

    On August 1, 1997, the Company, through Global Alaska, acquired all the outstanding shares of stock of ABS. The acquisition was accounted for as a purchase. The purchase price of $4,400,000 consisted of $400,000 cash and a $4,000,000 8% convertible promissory note collateralized by shares of ABS common stock held by the Company. In order to fund the acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. The promissory notes are collateralized by a note receivable of the Company. Interest on $200,000 of the promissory notes, which were paid in full during fiscal year 1998, was at 24% and interest on the remaining $225,000 (including the related party note) is at 12%. The remaining notes were due April 1998, but were extended through February 1999.

    Effective March 31, 1998,the remaining principal balance due under the $4,000,000 promissory note of $3,853,290 and
    accrued interest of $15,202 were converted into (i) 340,329 shares of the Company's Series B Convertible Preferred Stock
    ("Series B Preferred  Stock), and (ii) a convertible promissory note in the principal amount of $450,000 (the"Second Note") due in September 2004 and bearing interest at 8%.  Principal payments on the Second Note do not commence until  all the shares of the
    Series B Preferred Stock have been  redeemed.   Each share of
    Series B Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion; provided, however, that in no event shall the Series B Preferred Stock be convertible into more than 311,550 shares of common stock (the "Maximum Aggregate
    Conversion") without the approval of the Company's shareholders.
    The Maximum Aggregate Conversion is a number equal to 19.9% of the Company's total issued and outstanding shares of common stock, without giving effect to the conversion.

    The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. Holders of the Series B preferred Stock are entitled to receive an annual dividend payable at the rate of 8% per annum.

     Destination Marketing Services

     In January 1998, the Company, through DMS, a newly-formed subsidiary, acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company, in exchange for $10,000 cash and a $69,000 10% note payable,
     due in 1999.   This acquisition was accounted for as a
     purchase, and the results of operations of DMS have been included in the consolidated results of operations from the acquisition date.

     Pro forma consolidated results of operations including the results of operations of ABS and DMS had the acquisitions occurred at the beginning of fiscal year 1998 are not presented as the results would have an immaterial effect on the consolidated results of operations for the three months ended September 30, 1997.

2.   Settlement agreement - Casino Masquerade

     Through February 1998, the Company leased the Casino Masquerade facility in the Radisson Aruba Caribbean Resort Hotel and Casino under an operating lease that expired in December 2002. The casino was closed for operations March 1998 due to the lessor closing the hotel for extensive repairs and improvements.

     In April 1998, the Company reached a settlement agreement with lessor whereby the lessor agreed to pay $250,000 in payroll costs during the closure of the casino; make available $500,000 commencing August 1998 in the form of two promissory notes of $250,000 bearing interest at 9% and payable one year from the date of issuance; and provide approximately $1,500,000 towards to the casino. In addition, a new ten-year lease agreement was negotiated, with base rents escalating from $1,000,000 to $1,200,000 annually after the first five years of the lease term. Rent payments were to commence when the hotel and casino reopened, which was estimated to be January 1999.

     The Company determined that it was unable to obtain funding necessary to meet certain provisions of the new lease agreement. The Company is currently renegotiating the settlement with the lessor.


Item 2.Management's Discussion And Analysis Or Plan Of
       Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     Liquidity and Capital Resources - September 30, 1998 compared to June 30, 1997

     The Company is organized as a holding company for several entities holding gaming-related properties. Management is currently in the process of renegotiating its current debts in order to extend the maturities. Also, the Company continually investigates opportunities to undertake further financing.

     The Company's balance sheet reflects a decrease in current assets and total assets, and an impairment in working capital. Current assets decreased from $1,898,478 at June 30, 1998, to $1,716,952 at September 30, 1998, a decrease of $181,526 or 10%. At September 30, 1998, the Company showed decreases in cash of $225,610, decreases in inventory of $30,653, and decreases in marketable securities and other current assets of $10,423. These decreases were offset by increases in net accounts receivable and current portion of note receivable of $85,160.

     At September 30, 1998, the Company's investment in property, plant and equipment net of accumulated depreciation increased by $32,723, or 1%.

     Other assets decreased in total by $96,484 or 2% due to the regular amortization intanble assets.

     Current liabilities increased 12% from $4,551,428 at June 30, 1998, to $5,102,376 at September 30, 1998. This increase is comprised primarily of increases in the current portion of long-term debt of $397,348, accrued expenses of $171,350, and accrued interest of $48,480. These increases are offset by a reduction in accounts payable of $32,073, note payable of $28,157, and mandatory redeemable preferred stock of $6,000.

     Long-term debt decreased $321,467.

     As a result of the foregoing increases in current assets and in current liabilities, the Company's working capital deficit increased from $(2,652,950) at June 30, 1998, to $(3,385,424) on
     September 30, 1998, or 27.6%. The Company continues to face a severe shortage of working capital, and there can be no assurance that the Company will be able to raise the capital or show the improvements in operations that would be necessary to overcome the deficit.

     During this period, the Company reported a net loss of $(297,569) and dividends on the Series B Preferred Stock of $65,215. As a result stockholders' equity decreased from $4,285,950 on June 30, 1998, to $3,811,182 on September 30, 1998, a decrease of 11%.

     Net cash provided by operating activities decreased from $392,390 for the three months ended September 30, 1997 to $89,391 for the three months ended September 30, 1998, a decrease of $300,000 or 77%

     Net cash used in investing activities decreased from $724,309 for the three months ended September 30, 1997 to $114,806 for the three months ended September 30, 1998. For the three months ended September 30, 1997, the Company used approximately $383,090, net of cash acquired, for the purchase of Alaska Bingo Supply. The Company purchased $183,737 more of equipment during the three months ended September 30, 1997 than during the three months ended September 30, 1998. In addition, the Company distributed $28,046 for minority interest during the three months ended September 30, 1997.

     The Company used $200,195 in cash for financing activities during the three months ended September 30, 1998. Of that amount, 85% or $170,255 was used to pay dividends on and redeem shares of Series B Preferred Stock. The Company also paid $28,156 on a note payable issued in the fourth quarter of fiscal year 1998. Net cash of $386,844 was provided by financing activities for the three months ended September 30, 1997. Specifically, cash was provided by borrowing against notes of $425,657 for the Alaska Bingo Supply, Inc. purchase. Offset against the cash provided by financing activities were promissory note principal reduction payments in the amount of $33,813 and a $5,000 payment for the mandatory redeemable projected stock.

     Neither the Company nor any of its subsidiaries have any commercial bank credit facilities.


     Results of Operations - Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     For the three months ended September 30, 1998, the Company's income consisted of revenues generated by Bull Durham, Alaska Bingo Supply, Pelican Casino, and Destination Marketing. Income for the three months ended September 30, 1997 was comprised of Bull Durham, Casino Las Vegas, Pelican Casino, Casino Masquerade, and two months of Alaska Bingo Supply.

     Net revenues for the three months ended September 30, 1998 were $2,264,638 compared to $2,689,496 for the three months ended September 30, 1997, a decrease of $424,858 or 16%. The decrease is due primarily to the total decrease in casino and revenues and food and beverage sales of $738,650. This decrease was due to no revenues reflected for the three months ended September 30, 1998 for Casino Masquerade and Casino Las Vegas. The decrease in net revenues was offset by a total increase in bingo and other revenues of $313,792. This increase is due primarily to only two months of ABS revenues being reflected in the revenues for the three months ended September 30, 1997, as well as ABS's 1998 revenues being approximately 10% higher over the prior year period.

     Total operating expenses decreased $371,422 from the three months ended September 30, 1998 compared to the same period in the prior year. The decrease is due primarily to Casino Masquerade and Casino Las Vegas being fully operational during the three months ended September 30, 1997. The expenses for the three months ended September 30, 1997 reflect only two months of ABS charges versus a full three months for the same period in 1998; however, ABS's overhead charges are less than the costs incurred by Casino Masquerade and Casino Las Vegas.

     As a result of the decreases in net revenues and operating expenses, losses from operations decreased $53,436 or 39% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Interest expense decreased approximately $50,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due primarily to the conversion of the promissory note issued to the seller of ABS to Series B Preferred Stock in March 1998. The decrease in interest expense decreased the loss before minority interest and extraordinary item by $50,000, from a loss of $158,198 for the three months ended September 30, 1997 to $108,577 for the three months ended September 30, 1998.

     The net loss increased from $152,453 for the three months ended September 30, 1997 to $362,784 for the three months ended September 30, 1998, an increase of $145,136 or 95%. This increase is due primarily to the 1997 results of operations reflecting a $190,939 gain in debt restructuring offset by the approximate $50,000 reduction of the minority interest in the results of operations. The results of operations for the three months ended September 30, 1998 also reflect dividends on Series B Preferred Stock of $65,215, resulting in a net loss available to common stockholders of $362,784.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None, except as previously disclosed.

     Item 2.   Changes in Securities

               None.

     Item 3.   Defaults Upon Senior Securities

               None, except as previously disclosed.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None.

     Item 5.   Other Information

               None.

     Item 6.   Exhibits and Reports on Form 8-K

               None.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL CASINOS, INC.



Date:      November 16, 1997            By:   /s/ Stephen G.Calandrella
                                       Stephen G. Calandrella,President