Form 10-K405/A
period 1998-06-30
GLOBAL CASINOS INC
filed 1998-11-24
CIK 727346

FORM 10-KSB A-1

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

                             PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:


    1.    Audited Balance Sheet as of June 30, 1998;

    2.    Audited Statements of Operations as of June 30,
          1998 and 1997;

    3.    Audited Statements of Changes in Stockholders'
          Equity for the years ended June 30, 1998 and 1997;

    4. Audited Statements of Cash Flows for the years ended June 30, 1998 and 1997; and

    5.    Notes to Financial Statements.


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

                              GLOBAL CASINOS, INC.



Date 10/24/98             By:   /s/ Stephen G. Calandrella
                                Stephen G. Calandrella,President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Position              Date



/s/ Stephen G. Calandrella       President, Director   10/24/98
Stephen G. Calandrella



/s/ Barbara G. Wolf           Chief Financial Officer, 10/24/98
Barbara G. Wolf              Chief Accounting Officer,



/s/ Clifford C. Thygesen         Director              10/24/98
Clifford C. Thygesen



/s/ Clifford L. Neuman           President, Director   10/24/98
Clifford L. Neuman
October 12, 1998


