Form 10-K405/A
period 1998-06-30
GLOBAL CASINOS INC
filed 1998-12-23
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB A/2
                          ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 1998

                 Commission file number 0-15415

                       GLOBAL CASINOS, INC
     (Exact Name of Registrant as Specified in its Charter)

                 Utah                        87-0340206
     (State or other jurisdiction            I.R.S. Employer
     of incorporation or organization)       Identification number

5373 North Union Blvd, Suite 100, Colorado Springs, Colorado     80918
        (Address of Principal Offices)                         (Zip Code)

Registrant's telephone number, including area code:     (719) 590-4900

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

As of November 1, 1998, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock, as quoted on NASDAQ, held by non-affiliates of the Registrant was approximately $1,815,424.

As of November 1, 1998, 1,504,519 shares of Common Stock of the
Registrant were outstanding.



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

     Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     Item 10   Executive Compensation.

     Item 11   Security Ownership of Certain Beneficial Owners and Management.

     Item 12   Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     Global Casinos, Inc. (the "Company" or "Global Casinos") and its wholly-owned subsidiaries operate in the rapidly developing and expanding domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests.

History

     Global Casinos, Inc. was organized under the laws of the State of Utah on June 8, 1978. From 1978 until February, 1994, it manufactured and marketed under the name Morgro Chemical Company a line of garden fertilizers and chemicals, as well as a retail ice melter.

     In the fall of 1993, the Company embarked upon a plan to acquire and develop casino properties both nationally and internationally. On September 20, 1993, the Company acquired 100% of the outstanding common stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP"). CGP owned two real estate properties located in the limited stakes gaming district in Central City, Colorado. The properties, The Nitro Club and The Gas Light, were never operational under the Company,and were foreclosed upon in June, 1996.

     On November 19, 1993, the Company acquired 100% of the outstanding common stock of Casinos U.S.A., Inc., a Colorado corporation
("Casinos U.S.A."), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine") in exchange for 253,500 of the Company's common stock. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino
("Bull Durham") located in Black Hawk,Colorado.   Lincoln and Woodbine
operated the Last Chance Saloon and Lillie's, respectively, both located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.

     The Company also acquired Casinos U.S.A.'s 80% interest in an international joint venture ("IJV"), which it operated through a newly formed subsidiary, Global Casinos International, Inc. ("Global International). Global International developed and operated Casino Lazurnaya located in the four-star Hotel Radisson Lazurnaya in Sochi, Russia, and Casino Las Vegas located on the second floor of the Restaurant Naryn in Bishkek, Kyrgyzstan.

     In February 1994, the Company sold all of the assets, subject to all of the liabilities, of Morgro Chemical Company to a management group. The Company received approximately $854,000 in cash and promissory notes, and the purchasers assumed approximately $1,200,000 in liabilities. The purchase price represented the net book value of the assets disposed of in excess of the liabilities assumed.

     In April 1994, the Company successfully purchased for $1,381,274 cash a 66-2/3% interest in Global Entertainment Group,Inc. N.V.
("Global Entertainment"). Global Entertainment is a holding company which, through BPJ Holdings N.V., its wholly-owned subsidiary, owns and operates Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles.

     Effective July 15, 1995, the IJV was dissolved and the Company assigned its interest in the Casino Lazurnaya to its IJV partner.
In exchange, the Company received the IJV partner's 61% profit interest in Casino Las Vegas; the remaining 33-1/3% interest in Casino Masquerade; and a promissory note in the amount of $200,000, secured by 20,000 shares of Global Casinos common stock.

     In July 1996, the Company formed a subsidiary, Global Internet Corporation ("Global Internet"), to explore opportunities to develop and operate one or more sites on the World Wide Web, with an initial focus on entertainment and non-commercial gaming sites. The Company loaned $325,000 to Global Internet in exchange for a 10% promissory note, and provided approximately $60,000 in working capital advances. Subsequently, management became aware that Internet gaming could impair the Company's Colorado state gaming license and consequently initiated actions to divest itself of its investment in Global Internet. The Company entered into negotiations with First Entertainment, Inc. ("FEI") to acquire the Company's investment in Global Internet.

     The Company and FEI entered into an agreement in May 1997 whereby the Company sold 1,500,000 of its 1,750,000 common shares of Global Internet, in exchange for 1,500,000 FEI warrants. The warrants allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. The Company also sold its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B Preferred Stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share.

     FEI is a thinly capitalized and thinly traded public entity, which raised management's concerns about the Company's ability to realize its investment in Global Internet. Consequently management determined that it would be appropriate for the Company to fully expense its investment in Global Internet during the quarter ended June 30, 1997.

     Effective August 1, 1996, the Company, through its wholly-owned subsidiary, Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with options to renew for three additional five-year terms. The Pelican Agreement provided that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30,1998, the equipment remains subject to liens and encumbrances, and Global Pelican is renegotiating the lease and equipment purchase with the lessor.

     On August 1, 1997, the Company, through its wholly-owned subsidiary, Global Alaska, acquired all the outstanding shares of stock of Alaska Bingo Supply ("ABS"). ABS is located in Anchorage, Alaska, and is primarily engaged in the distribution of a full line of bingo related products.
The purchase price of $4,400,000 consisted of $400,000 cash and a $4,000,000 8% convertible promissory note collateralized by shares of ABS common stock held by the Company.

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

     Effective March 31, 1998, the remaining principal balance due under the $4,000,000 promissory note of $3,853,290 and accrued interest of $15,202 were converted into (i) 340,329 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock), and (ii) a convertible promissory note in the principal amount of $450,000 (the "Second Note") due in September 2004 and bearing interest at 8%. Principal payments on the Second Note do not commence until all the shares of the Series B Preferred Stock have been redeemed. Each share of Series B Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering the shares of the Company's common stock issuable upon such conversion for sale. No more than 311,550 shares of common stock may be converted without the approval of the Company's shareholders.

     The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. Holders of the Series B Preferred Stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 1998, the Company redeemed 11,151 shares of Series B Preferred Stock and paid $54,166 of dividends.

     In January 1998, the Company, through its wholly-owned subsidiary, Destination Marketing Services ("DMS"), acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company, in exchange for $10,000 cash and a $69,000 10% note payable, due in 1999.

     In March 1998, the Company closed Casino Masquerade for operations due to the hotel in which it is located being closed for extensive repairs and improvements. In April 1998, the Company reached a settlement agreement with the lessor of the casino space. The lessor agreed to pay $250,000 in payroll costs during the closure of the casino; make available $500,000 commencing August 1998 in the form of two promissory notes of $250,000 bearing interest at 9% and payable one year from the date of issuance;
and provide approximately $1,500,000 towards casino improvements. In addition, a new ten-year lease agreement was negotiated, with base rents escalating from $1,000,000 to $1,200,000 annually after the first five years of the lease term. Rent payments were to commence when the hotel and casino reopened, which is estimated to be in fiscal year 1999.

     The Company determined that it was unable to obtain funding necessary to meet certain provisions of the new lease agreement, which included $750,000 to be deposited in an escrow account until the casino was open for operations, and approximately $2,000,000 in casino improvements and
equipment purchases.   The Company is currently renegotiating the settlement
with the lessor.  The Company reassessed the carrying value of the leasehold
and contract rights associated with the property.   The present value of
estimated future cashflows associated with the assets is considered to be approximately $888,200. Consequently, the Company recognized an impairment of $746,500 of those assets during the year ended June 30, 1998.

International Gaming Interests

     Casino Las Vegas:  Bishkek, Kyrgyzstan

     Through the IJV, the Company's subsidiary, Global International, developed and operated the Casino Las Vegas located in the Naryn Restaurant, in Bishkek, Kyrgyzstan. Global International held a sixty-one percent profit interest in the Casino Las Vegas. Casino Las Vegas was operated under a lease with the Naryn Restaurant with the restaurant owner retaining the remaining thirty-nine percent profit interest.

     During fiscal year 1998, the government of Kyrgyzstan implemented a significant change in its taxation policy which management determined would be severely detrimental to the ongoing operations of Casino Las Vegas. Consequently, in April of 1998
Global transferred its profit interest to its IJV partner for assumption of liabilities. This resulted in a loss of approximately $221,000.

     Casino Masquerade:  Aruba Netherland Antilles

     The Company, through its wholly-owned subsidiary Global Entertainment, began operating the Casino Masquerade in April 1994. The casino is located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles.

     During February 1998, Global was notified that the resort would close effective March 1, 1998, for extensive remolding which would cause a relocation of the casino area. The Company entered into a settlement agreement which included a cash deposit of $750,000, and procurement of new equipment estimated to cost in excess of $2,000,000. The Company is currently in default and is negotiating a revised settlement agreement. In light of these negotiations, the carrying value of leasehold and contract rights was reduced by $746,500 as of June 30, 1998.

     Pelican Casino:  St. Maarten, Netherlands Antilles

     The Company, through its subsidiary Global Pelican, has operated the Pelican Casino, located on the island of St. Maarten, since August 1996.

Domestic Gaming Interests

     Bull Durham Saloon and Casino:  Black Hawk, Colorado

     The Company, through its wholly-owned subsidiary Casinos U.S.A., owns and operates the Bull Durham Saloon and Casino (the "Bull Durham") located in Black Hawk, Colorado. The Bull Durham commenced gaming operations in February 1993 as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull Durham operates under a gaming license issued to the Company.

     In October 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code as it was in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. In January 1997, the Court approved the Debtor's Second Amended Plan of Reorganization.

Employees

     The corporate offices of Global Casinos are currently managed by two full-time employees: Stephen G. Calandrella, President and Barbara G. Chacon, Chief Financial Officer.

     Casino Masquerade had operated with approximately 80 employees. Although the casino was closed for operations, Aruban labor union law and provisions of the settlement agreement stipulate employees be retained and compensated until the casino is reopened.

     The Pelican Casino is managed by Mr. Dale Sterner, previously the manager of Casino Las Vegas. The casino currently operates with approximately 50 full-time employees.

     Bull Durham Saloon and Casino is managed by Mr. Daniel Scherer.
The Bull Durham currently employs 20 persons.   During the peak summer
season, employment typically increases by a total of 15 employees.

     Mr. John Lopez is the president of Alaska Bingo Supply. ABS employs 7 full-time employees.

Consultants

     The Company relies upon the services of independent consultants, including its local accountants and local attorneys in the jurisdictions in which the Company holds or plans to develop its international gaming interests.

Competition

     International

     There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently eight casinos on the island of St. Maarten, Netherlands Antilles. Caribbean resort islands have few barriers to entry of new participants in the gaming business. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

     Domestic

     Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.
Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations, with new competitors entering the market. There can be no assurance that the Company can obtain the resources necessary to compete successfully in the industry or that the Company can operate profitably given the existing level of competition.

     Charitable bingo is currently the sole form of legalized gaming in Alaska. With an approximate 30% market share, ABS is the largest distributor of bingo products in the state. ABS has a strong operating history and reputation with product suppliers and end-users, which allows it to compete effectively with telemarketers that have lower operating costs. Recently, there has been a push to allow video lotteries as a form of gambling. Video lotteries would have a definite impact on the operations of ABS's customers, although management is uncertain how it would impact ABS operations.

Regulation

     International

     Gaming establishment ownership and operation in foreign jurisdictions are generally regulated by local authorities. In virtually all jurisdictions, the Company is required to obtain a Certificate of Authority to conduct business in that jurisdiction, as well as numerous licenses, including gaming, tax, and liquor licenses.

     In each jurisdiction in which the Company has an opportunity to develop a casino, the Company consults with local officials and advisors, including attorneys, accountants, bankers and other professionals whose services are or will be retained in order to ensure that the Company complies with all applicable regulatory requirements.

     Domestic

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

     Because the Company is a publicly traded corporation, each of the officers, directors and shareholders owning 5% or more of the equity interest must be approved under existing statutes and regulations. The criteria established in determining the ability to conduct such operations include financial history, criminal record and character, in addition to satisfaction of application procedures set forth in the existing regulations. As a result of these regulations, any investor in the company who becomes a holder of 5% or more of the Company's common stock may be required to submit to a background investigation, provide personal financial statements, and respond to inquiries from gaming regulators in accordance with licensing procedures. Such restrictions may discourage acquisition of large blocks of the Company's common stock and could also depress the price of the stock.

     Under current regulations promulgated by the Colorado
Limited Gaming Commission (the "Gaming Commission"), no gaming licensee may issue shares except in accordance with Colorado gaming laws and regulations; and any such issuance will be
ineffective and such stock shall not be deemed issued until
compliance is obtained; no shares of the licensee may be transferred except in accordance with Colorado Gaming Laws and regulations;
and if the Gaming Commission determines that a holder of a licensee's securities is unsuitable, the licensee or a suitable person must, within sixty days, purchase such securities at the lesser of the unsuitable person's investment or the current market
price of such securities.   Any person who becomes a beneficial
owner of five percent or more of the Company's common stock must notify the Division of Gaming within ten days after such person acquires such securities and must provide such additional information and be subject to a finding of suitability as required by the Division of Gaming Commission. The Company must notify each person who is subject to this regulation of its requirements as soon as it becomes
aware of the acquisition.   The same regulations apply to any person
who becomes a beneficial owner of more than ten percent of any other class of voting securities of the Company.

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

     ABS's operations are regulated by the Alaska Department of Revenue's gaming unit. Regulations, which can change annually, provide guidance on license requirements for distributors like ABS, as well as operational requirements for the charitable organizations.

     Liquor License

     The Company has been granted a casino tavern license issued under the Colorado Liquor Code for the Bull Durham. As revised in 1993, the Colorado Liquor Code now includes a casino tavern license issuable to duly licensed and operating limited gaming casinos.

Taxation

     International

     Jurisdictions in which the Company has the opportunity to develop casino operations generally impose a tax on revenues and income generated from gaming activities. The Company consults with local tax professionals, as well as international tax professionals in the United States, for the purpose of becoming familiar with jurisdictional tax laws and determining the most efficient and profitable manner to conduct its operations.

     Domestic

     Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at both the federal and state levels. Colorado imposes a variable tax on "adjusted gross proceeds", which includes the total amount of all wagers made by players less all payments received by such players. With regard to games of poker, adjusted gross proceeds means any sums wagered in the poker hand which may be retained by the operator of the
gaming establishment.   The  tax ranges from two percent to eighteen
percent of adjusted gross proceeds ranging from $2,000,000 to proceeds in excess of $5,000,000. In addition, the city of Black Hawk and the state of Colorado assess "device fees" on each gaming unit utilized in a casino.

     ABS pays a monthly 3% tax on profits from pull tab sales.
Profit is defined as the percentage of profit made by vendors on each pull tab. ABS is reimbursed by the vendors for the tax through its regular product invoicing.

     Regulations affecting the operations of the Company's limited gaming business are subject to change by the respective regulatory authorities. Accordingly, there can be no assurance that there will not be enacted future amendments to regulations, which materially and adversely affect the business and profitability of the Company.

Service Marks

     The Company has received a Certificate of Registration from the United States Patent and Trademark Office of its Service Mark "Global Casinos, Inc.", which includes both the name and the Company's logo as federally protected service marks for use in connection with the Company's business.

     Although the Company regards service marks as valuable assets and would vigorously defend service marks against infringements, it does not believe that the failure to obtain service mark registrations for which it may apply, or the infringement by another entity of existing service marks, would have a material adverse effect on the Company.

Seasonality

     International

     St. Maarten is an independent nation comprising part of the Netherlands Antilles along with Curacao and Bonnaire. The islands have experienced accelerated international recognition as a premier Caribbean resort destination, hosting millions of tourists each winter season. An advantage gained by the Company in acquiring the casinos in the Caribbean is the counter-cyclic effect that its high winter season has with the Company's domestic operations. Typically, Caribbean destination resorts experience the highest concentration of tourism from December through April of each year.

     Domestic

     The Company's casino in Colorado experiences a significant increase in tourist traffic which occurs from May through September. Based on historical precedent, the Bull Durham generally performs at least on a "break-even" basis during the winter months.

     ABS's operations are strongly influenced by the amount of daylight and snow received. Due to its location, Alaska endures extreme fluctuations in the amount of sunshine it receives, ranging from virtual total daylight in the summer months to no light in the winter months. In addition, the state receives significant snowfall in the winter that does not melt due to the
lack of sunshine.   Consequently, ABS's operations are the strongest
from September through April when people do not tend to be outdoors..

ITEM 2.   DESCRIPTION OF PROPERTY

Corporate Offices:  Colorado Springs, Colorado

     During fiscal year 1998, the Company's corporate headquarters were relocated to Colorado Springs, Colorado, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, but is negotiating lease terms with the affiliate. The Company continues to lease its previous office space under a noncancelable operating lease expiring in September 1999.

Casino Las Vegas:  Bishkek, Kyrgyzstan

     The Company had operated the Casino Las Vegas on the second floor of the Naryn Restaurant located in Bishkek, Kyrgyzstan.
The casino opened in July 1994, and occupied 4,000 square feet. It contained eighteen slot machines, three black jack tables, three Caribbean Stud poker tables, one Let it Ride table, and two roulette wheels. The agreement to operate the casino had a term of twenty years, expiring on April 12, 2013.

     In April of 1998, due to a major change in taxation policy, Global transferred its profit interest to its Joint Venture
Partner for assumption of liabilities. This resulted in a loss of approximately $221,000.

Casino Masquerade:  Aruba, Netherland Antilles

     The Casino Masquerade is located in the Radisson Aruba Caribbean Resort and Casino on the Caribbean resort island of Aruba, Netherlands Antilles. The Aruba Caribbean Resort and Casino (the "Hotel") is owned by the Dutch Hotel and Casino Development Corporation N.V., an Aruba corporation ("Dutchco"), which holds a gaming permit issued by the Nation of Aruba authorizing it to operate a gaming casino on the premises. Under the authority of its gaming license, Dutchco leased the casino to Global Entertainment, which operated the casino under an operating lease, which was to expire in December 2002, with an option to renew for 10 years.

     The Casino had been fully operational since December, 1993, when extensive renovations to the Hotel were completed. Operations consisted of one hundred fifty-five slot machines, six black jack tables, two roulette wheels, two Caribbean Stud tables, three
Let it Ride tables, and one craps table. The casino also served liquor and provided a limited food service.

     During February 1998, Global was notified that the resort would close effective March 1, 1998, for extensive remolding which would cause a relocation of the casino area. The Company entered into a settlement agreement with Dutchco, but defaulted on certain provisions of the agreement. The Company is currently negotiating a revised settlement agreement with Dutchco.

Pelican Casino:  St. Maarten, Netherlands Antilles

     The Company, through its subsidiary Global Pelican, has operated the Pelican Casino, located on the island of St. Maarten, since August 1996. The casino sits on the west side of the island which is controlled by the Dutch. The French control the east side of the island. Daily direct flights leave from major East Coast cities during the winter months, and the island is a popular destination for both Americans and Europeans.

     The Pelican Casino is located in one of the largest time-share complexes on the island, the Atrium Resort, which has over 700 rooms. The casino occupies 7,000 square feet and features 140 slot machines, four black jack tables, four Caribbean Stud tables, one roulette wheel, and one Let-it-Ride table.

Bull Durham Saloon and Casino:  Black Hawk, Colorado

     The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. The Company through its acquisition of Casinos U.S.A. has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds a retail liquor license issued by the State of Colorado, and offers a limited food service in addition to beverages.

     Presently, the casino occupies approximately 4,700 square feet and has 114 slot machines and two black jack tables. In March 1998, an expansion project commenced that will increase the gaming space by 2,100 square feet, and allow the casino to offer 26 more slot machines and two more table games. Unlike its international properties, Global Casinos owns the building in which the Bull Durham operates.

     The Bull Durham's customer base consists primarily of day
visitors from Denver.   Gamblers arrive on buses, which are
provided by the major casinos. Some of the passengers unload as close as 20 feet from the front door of the Bull Durham. Additionally, there is a new city bus stop being built adjacent to the casino.

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission Investigation

     The Company previously reported an ongoing investigation by the Securities and Exchange Commission (the "Commission"), into various matters, including certain transaction and securities by the Company and one of it's former officers and directors. In 1998, the Company entered into a voluntary stipulated cease and desist order with the Commission pursuant to which the company agreed, interalia, not to violate any provisions of the federal securities laws in the future. As a result of entering into the voluntary stipulated cease and desist order, investigation by the Commission has been brought to a conclusion.

Alaska Bingo Supply

     Subsequent to year end, the State of Alaska on behalf of various non-profit organizations involved in charitable gaming brought a lawsuit against the previous shareholders of ABS.
The State alleges that the previous shareholders improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates. The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS. The defendants deny any wrongdoing, and are defending the litigation vigorously. The stock purchase and sale agreement of ABS contains a clause indemnifying the Company against any liability and reasonable attorney's fees associated with defending the Company. Management is of the opinion that the lawsuit will not materially affect the Company's consolidated financial position.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of common stock are traded over-the-counter and traded on the NASDAQ SmallCap Market under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 1996 through September 30, 1998:


                              Bid              Ask
                          High     Low     High     Low

   1998 Fiscal Year

          First Quarter  $ 3.25   $ 2.75  $ 3.50   $ 3.00
          Second Quarter   4.50     3.75    4.87     3.87
          Third Quarter    3.50     2.50    3.62     2.62
          Fourth  Quarter  3.12     2.00    3.25     2.25


   1997 Fiscal Year

          First Quarter   $7.50   $ 3.75  $ 8.13   $ 4.38
         Second Quarter    4.69     3.13    5.00     3.44
          Third Quarter    4.25     2.25    4.75     2.75
         Fourth Quarter    3.63     2.63    3.88     2.88



     The bid and ask prices of the Company's common stock as of September 30, 1998, were $1.375 and $1.50, respectively, as reported on NASDAQ. The prices represented above are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the
broker-dealer.   The prices do not reflect prices in actual
transactions. As of September 30, 1998, there were approximately 900 record owners of the Company's common stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Liquidity And Capital Resources - June 30, 1998 Compared To June 30, 1997

     The independent auditors' report on the Company's June 30,
1998 consolidated financial statements contains an explanatory paragraph that discusses certain conditions that raise substantial doubt the Company's ability to continue as a going concern.
The Company has incurred recurring operating losses, incurred a net loss of approximately $2,289,000 during the year ended  June  30,
1998, and had a working capital  deficiency of approximately
$2,653,000 at June 30,  1998.   In addition, the Company is in
default on various loan agreements and the Company ceased operating two of its casinos during 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management continues to negotiate with creditors of debt that remain in default. The Company also continues to explore acquisition opportunities. Management believes that these plans will result in increased liquidity and future profitability.

     The  Company's balance sheet at June 30, 1998 compared to
June 30, 1997 reflects increases in current assets, total assets, and current liabilities, and a decrease in working capital.
Current assets increased $579,761 to $1,898,478 at June 30,
1998 from $1,318,717 at June 30, 1997. The increase was comprised mainly of increases in accounts receivable of $313,975, inventory of $284,978, prepaid rent of $192,800, and marketable securities
of $12,980.   The increase was offset by decreases in cash,
including restricted cash, of $185,028, current portion of notes receivable of $75,742, and other current assets of $42,922. The increase in current assets was due mainly to the operations of ABS.

     Current liabilities increased $2,508,404 to $4,551,428 at June 30, 1998 from $2,043,024 at June 30, 1997. This increase was comprised of increases in accounts payable of $355,182, accrued expenses of $385,586, accrued interest of $139,136, notes payable of $245,000, the current portion of long-term debt of $1,363,500, and other current liabilities of $40,000. Mandatory redeemable preferred stock decreased $20,000. Of the increase in current liabilities, 54% was due to the increase in the current portion of long-term debt. Other causes of the increase include the increase in accrued casino license fees in St. Maarten (15%), the acquisitions of ABS and DMS (13%), the issuance of a note payable (10%), and the increase in accrued interest (6%). The remaining 2% increase in current liabilities is due to professional fees incurred in negotiating the settlement of Casino Masquerade.

     As a result of current liabilities increasing at a greater rate than current assets, the Company's working capital deficiency increased $1,928,643 to $2,652,950 at June 30, 1998 compared to $724,307 at June 30,1997. The current ratio decreased from .65 to .42. The Company is striving to improve working capital by renegotiating the terms of various debt, attempting to reach a successful negotiation of the settlement of Casino Masquerade, and acquiring businesses that will contribute to consolidated operations.

     The Company's net investment in land, buildings and equipment decreased $218,043 to $5,151,268 at June 30, 1998 from $5,369,311 at June 30, 1997. The Company purchased approximately $598,000 in fixed assets and acquired approximately $249,000 with the acquisition
of ABS during fiscal year 1998.   This increase was offset primarily
by $115,000 in Casino Las Vegas assets transferred to the Company's IJV partner, approximately $350,000 loss on the disposition of equipment, and $568,321 in depreciation expense.

     Other assets increased $2,531,639 to $5,012,160 at June 30,
1998 from $2,480,521 at June 30, 1997. The majority of this increase was due to $1,770,958 in leasehold rights and $2,164,504 in goodwill acquired in the acquisition of ABS. Offsetting the increase was $485,212 in amortization expense. In addition, management determined that events and conditions related to the Casino Masquerade operations indicated that certain leasehold and contract rights were impaired. As a result, the Company recognized an impairment loss of $746,500 during the quarter ended June 30, 1998. The remaining offset is attributable mainly to the transfer of the Company's interest in Casino Las Vegas to its IJV partner.

     Long-term debt less the current portion decreased $840,428 to $3,212,472 at June 30, 1998 from $4,052,900 at June 30, 1997.
This decrease is mainly due to classifying various debt as current.

     Stockholder's equity increased $1,249,692 to $4,285,950 at June 30, 1998 from $3,036,258 at June 30, 1997. The increase is due primarily to the conversion of $3,403,291 of debt issued in the acquisition of ABS to Class B preferred stock; the issuance of $187,500 of common stock for cash; the conversion of $94,099 of accounts payable and debt converted to common stock; and the issuance of $30,000 of common stock for services. The increase is offset by the redemption of Class B preferred stock of $111,510, and the net loss available to common stockholders of $2,353,688.

     Cash provided by operating activities increased $132,228 to $410,947 for the year ended June 30, 1998 compared to $278,719 for the year ended June 30, 1997. The majority of the increase is due to operating liabilities increasing at a greater rate than operating assets at June 30, 1998 and in comparison to June 30, 1997.

     Net cash used by investing activities decreased $75,057 to $960,113 for the year ended June 30, 1998 compared to $1,035,170 for the year ended June 30, 1997. The decrease is due mainly to the decrease in the distribution to minority interest of $153,421 in 1997 compared to no distribution in 1998. The decrease was offset by the Company purchasing $54,250 more equipment in
1998 compared to 1997.   In addition, the Company purchased
approximately $28,000 in marketable securities in 1998 compared to no such purchases in 1997.

     Net cash provided by financing activities decreased $693,760 to $223,688 for the year ended June 30, 1998 compared with $917,448 for the year ended June 30, 1997. The decrease is due mainly to the Company borrowing approximately $661,140 less in 1997 than in 1998. In addition, the Company paid down more debt and redeemed more stock in 1998 than in 1997. Specifically, the Company paid $34,443 more in debt, and paid $20,000 towards the redemption of mandatory redeemable preferred stock and $111,510 towards the redemption of Class B preferred stock. The Company also paid $54,166 in dividends on the Class B preferred stock. These decreases were offset by the issuance of $187,500 in common stock during 1998.

     Other than the foregoing, management knows of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

Results Of Operations - Year Ended June 30, 1998 Compared To Year
                        Ended June 30, 1997

     The results of operations of the Company for the year ended June 30, 1998 include The Bull Durham, Pelican Casino, and the corporate offices for the entire year; ABS for eleven months; Casino Las Vegas for approximately nine months; and DMS for six
months.   Casino Masquerade was operational for eight months out
of the year, and continued to incur general and administrative expenses through year end. The results of operations for the year ended June 30, 1997 include The Bull Durham, Casino Masquerade, Casino Las Vegas, and the corporate offices for the entire year; and Pelican Casino for eleven months. The Company's foreign operations consist of Casino Las Vegas, Casino Masquerade,
and Pelican  Casino.   The Company's domestic operations consist
of The Bull Durham, ABS, DMS, and the corporate offices.

     Net revenues for the year ended June 30, 1998 were
$11,335,393, and were comprised of casino revenues of $8,077,148; bingo revenues of $2,955,346; revenues from the sale of food of
$187,174; and other income of $115,725.   Net revenues for the year
ended June 30, 1997, were $9,234,097 comprised of casino revenues of $8,978,720; food and beverage sales of $195,550; and other revenues of $59,827.

     Although the Company had fewer casinos operating during
1998 than in 1997, net revenues increased $2,101,296 or 23%. The increase is due mainly to the acquisition of ABS in August 1997 and better management of the casinos. Net revenues from foreign operations decreased $1,122,707 to $5,862,745 for the year ended June 30, 1998 compared to $6,985,452 for the year ended June 30, 1997. The decrease is due to the closure of Casino Las Vegas and
Casino Masquerade.   Net revenues from domestic operations
increased $3,224,003 to $5,472,648 for the year ended June 30, 1998 compared to $2,248,645 for the year ended June 30, 1997. ABS's revenues for the eleven months ended June 30, 1998 were $2,967,343, comprising 92% of the increase.

     Total operating expenses increased $3,102,197 to $12,670,205 for the year ended June 30, 1998 compared to $9,568,008 for the year ended June 30, 1997, an increase of 32%. The majority of the increase, 56%, represents $1,730,049 in cost of sales of ABS bingo operations. Included in operating expense is a loss of $967,387 resulting from the transfer of the Company's interest in Casino Las Vegas and the impairment of leasehold rights in Casino Masquerade. Depreciation and amortization expense increased
approximately $484,000 in 1998 compared to 1997.   Operating,
general and administrative expenses increased $220,924. Expenses increased in general due to the acquisition of ABS and DMS, as well as Pelican Casino being in operation for twelve months in 1998 compared to eleven months in 1997.

     Total operating expenses increased 32% compared to an increase in revenues of 23%. In addition to the $967,387 loss incurred in the transfer and impairment of gaming facilities, the increase in expenses at a greater rate than the increase in revenues is due to Casino Masquerade being closed for operations in March 1998 but still incurring operating expenses through yearend. Casino Masquerade earned approximately $744,000 in net revenues for the three months ended June 30, 1997 compared to no earnings for the three months ended June 30, 1998. As a result of the fluctuations in revenues and operating expenses, losses from operations increased approximately $1,000,000 to a loss of $1,334,812 for the year ended June 30, 1998 compared to a loss of $333,911 for the year ended June 30, 1997.

     Other income (expense),net, increased $273,041 to a loss of $929,280 for the year ended June 30, 1998 compared to a loss of $656,239 for the year ended June 30, 1997. The increase is due mainly to interest expense increasing $319,530 largely as a result financing the acquisition of ABS. The 1998 loss on disposition of Casino Masquerade equipment was approximately $35,000 less than the 1997 loss on Global Internet Corporation. As a result of the foregoing, losses before reorganization items, minority interest, and extraordinary items increased 129% to a loss of $2,264,092 for the year ended June 30, 1998 compared to a loss of $990,150 for the year ended June 30, 1997.

     The minority interest in the income of Casino Las Vegas decreased $147,212 due to the transfer of the Company's interest in the gaming facility in April 1998. In 1997, the Company reported an extraordinary gain of $1,551,488 that was due largely to the restructuring and/or extinguishment of the creditor claims filed during the bankruptcy proceedings of Casinos USA. In 1998, the Company incurred approximately $65,000 of dividends on Class B preferred stock, approximately $55,000 of which was paid as of
June 30, 1998.   The Company reported a net loss available to
common stockholders of $2,353,688 for the year ended June 30, 1998 compared to net income of $386,016 for the year ended June
30, 1997.   This translates into a net loss per share of $1.61
based on 1,460,371 weighted average shares outstanding for the year ended June 30, 1998 compared to net income per share of $.29 based on 1,350,418 weighted average shares outstanding for the year ended June 30, 1997.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the income and expenses of the Company.

Recently Issued Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Management believes that implementation of SFAS No. 130 will not materially effect the Company's financial statements.

     In June 1997, the FASB issued SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1998. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and other Postretirement
Benefits, which is effective for fiscal years beginning after December 15, 1997. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

Year 2000 Conversion

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers, and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

     1.   Report of Independent Auditors;

     2.   Audited Balance Sheet as of June 30, 1998;

     3. Audited Statements of Operations for the Years Ended June 30, 1998 and 1997;

     4. Audited Statements of Stockholders' Equity for the Years Ended June 30, 1998 and 1997;

     5. Audited Statements of Cash Flows for the Years Ended June 30, 1998 and 1997; and

     6.   Notes to Financial Statements.

PART III

     Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment.



PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS
     The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

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
                    incorporated by reference from the Company's
                    Current Report on Form 8-K, dated November 19,1993

     *  10.9        Employment Agreement, dated September 28,
                    1993, between Morgro Chemical Company and Nathan
                    Katz, incorporated by reference from the Company's
                    Current Report on Form 8-K, dated November 19,1993

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

     * 10.18        Secured Convertible Promissory Note in
                    favor of Global Casinos, Inc. from Astraea
                    Investment Management, L.P. dated May 19, 1994

     * 10.19        Registration Rights Agreement between
                    Global Casinos, Inc. and Astraea Investment
                    Management, L.P. dated May 11, 1994

     * 10.20 Employment Agreement, dated July 1,1994, between Global Casinos, Inc. and Peter Bloomquist

     **10.21        Letter of Agreement, dated September 16,
                    1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.

     **10.23 Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos
                    International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

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

        **          Incorporated by reference to the Registrant's
                    Annual Report on Form 10-KSB for year ended
                    June 30, 1994.

       ***          Incorporated by reference to the Registrant's
                    Current Report on Form 8-K dated July 15, 1995.

     REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter ended June 30, 1998:

     Date           Form   Item                      Financial Statements
     June 11, 1998  8-K    Conversion of Debt to     Pro forma March 31, 1998
                           Class B Preferred Stock   Balance Sheet
     June 11, 1998  8-K/A  Conversion of Debt to     Pro forma March 31, 1998
                           Class B Preferred Stock   Balance Sheet



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                     JUNE 30, 1998 AND 1997


                  INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE

Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)   F-3

Consolidated Balance Sheet - June 30, 1998                          F-4

Consolidated Statements of Operations - For Years
Ended June 30, 1998 and 1997                                        F-6

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1998 and 1997                                  F-8

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1998 and 1997                                        F-9

Notes to Consolidated Financial Statements                         F-12





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

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately $2,289,000 during the year ended June 30, 1998, and had a working capital deficiency of approximately $2,653,000 at June 30, 1998.
In addition, the Company is in default on various loan agreements and the Company ceased operating two of its casinos during the year ended June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 13, 1998




              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          June 30, 1998


                              ASSETS

Current assets:
  Cash                                                               722,893
  Restricted cash                                                    140,450
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $26,140         371,602
    Related parties                                                   16,282
  Inventory                                                          284,978
  Prepaid rent                                                       192,800
  Current portion of notes receivable                                 60,623
  Marketable securities                                               12,980
  Other                                                               95,870

    Total current assets                                           1,898,478

Land, buildings and equipment:
  Land                                                               526,550
  Buildings                                                        4,043,870
  Equipment                                                        2,040,944
                                                                   6,611,364
  Accumulated depreciation                                        (1,460,096)

                                                                   5,151,268

Other assets:
  Leasehold rights and interests and contract rights,
   net of amortization of $1,199,095                               2,643,348
  Goodwill, net of amortization of $110,230                        2,054,275
  Notes receivable, net of current portion, including recei          290,340
  Other assets, net of amortization of $23,700                        24,197

                                                                   5,012,160

                                                                  12,061,906


                           (continued)



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          June 30, 1998
                           (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     673,381
  Accrued expenses                                                   1,344,466
  Accrued interest, including $40,431 to related parties               294,131
  Note payable                                                         245,000
  Current portion of long-term debt, including debt in default and
   $428,691 to related parties                                       1,920,950
  Mandatory redeemable convertible Class A preferred stock,
  in default                                                            33,500
  Other                                                                 40,000

    Total current liabilities                                        4,551,428

Long-term debt, less current portion                                 3,212,472
Other                                                                   12,056

                                                                     3,224,528

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible nonvoting,
   10,000,000 shares authorized:
     Class A - $2 par value; 109,000 shares issued and outstanding     218,000
     Class B - $.01 par value; 329,178 shares issued and outstanding     3,292
  Common stock - $.05 par value; 50,000,000 shares authorized;
   1,504,344 shares issued and outstanding                              75,217
  Additional paid-in capital                                        12,551,458
  Accumulated deficit                                               (8,562,017)

                                                                     4,285,950

                                                                    12,061,906


                     See accompanying notes.



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For years ended June 30,
                                                        1998           1997
Revenues:
  Casino                                             $ 8,077,148   $ 8,978,720
  Bingo                                                2,955,346
  Food and beverage                                      187,174       195,550
  Other                                                  115,725        59,827

                                                      11,335,393     9,234,097
Expenses:
  Cost of sales                                        1,730,049
  Operating, general, and administrative               8,919,236     8,698,312
  Depreciation and amortization                        1,053,533       869,696
  Loss on transfer of interest in gaming facility        220,835
  Impairment of gaming facility                          746,552

                                                      12,670,205     9,568,008

Loss from operations                                  (1,334,812)     (333,911)
Other income (expense):
  Interest income                                         34,756        46,743
  Interest expense, including $30,214 and $25,000,
    respectively,to a related party                     (637,094)     (317,564)
  Loss on disposition of equipment                      (349,763)
  Loss on investment, loan and advances to
  Global Internet Corporation                                         (385,418)
  Other income                                            22,821

                                                        (929,280)     (656,239)

Loss before reorganization items, minority interest,
  and extraordinary item                              (2,264,092)     (990,150)
Reorganization items:
  Interest earned on accumulated cash resulting from
  Chapter 11 proceedings                                                 7,608
  Professional fees                                                    (11,111)

Loss before minority interest and extraordinary item  (2,264,092)     (993,653)

                           (continued)


              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Continued)


Minority interest in income of subsidiaries              (24,607)     (171,819)

Loss before extraordinary item                        (2,288,699)   (1,165,472)
Extraordinary item:
  Gain from debt restructuring                                       1,551,488

Net income (loss)                                     (2,288,699)      386,016
Dividends on Class B preferred stock                     (64,989)

Net income (loss) available to common stockholders    (2,353,688)      386,016

Earnings (loss) per share - basic and diluted:
  Net loss before extraordinary item                       (1.61)        (0.86)
  Extraordinary item                                          -           1.15

  Net Earnings (loss) per share                            (1.61)         0.29

  Weighted average shares outstanding                  1,460,371     1,350,418


                        See accompanying notes.


                      GLOBAL CASINOS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For Years Ended June 30, 1998 and 1997
                                                                              Additional
                      Class A Preferred SClass B Preferred Common Stock         Paid-in  Accumulated
                       Shares    Amount   Shares   Amount   Shares    Amount    Capital    Deficit     Total

Balance at
July 1, 1996           688,500  1,251,361                 1,283,419  64,171  7,819,454   (6,594,345    2,540,964
Shares issued
in conversion of
  preferred stock
  to common stock     (540,750)  (982,823)                   96,131    4807    978,016                        -
Shares issued in
debt conversion                                              21,261    1063    108,215                   109,278
Net income                                                                                  386,016      386,106

Balances at
June 30,1997           147,750    268,538                 1,400,811  70,041  8,906,008   (6,208,329)   3,036,258
Shares issued
in debt conversion                        340,329   3,403     1,250      62  3,406,073                 3,409,538
Shares issued
for services                                                 32,894   1,645    116,206                   117,851
Shares issued
in conversion of
  preferred stock
  to common stock      (38,750)   (50,538)                    9,389     469     50,069                        -
Shares issued in
exercision of options                                        60,000   3,000    184,500                   187,500
Redemption of
preferred stock                           (11,151)   (111)                    (111,398)                 (111,509)
Dividends on Class B
preferred stock                                                                             (64,989)     (64,989)
Net loss                                                                                 (2,288,699)  (2,288,699)

Balances at
June 30, 1998        $109,000 $    218,00 $329,178  $3,292 $1,504,344 $75,217 $12,551,458 $(8,562,017) $4,285,950


                     See accompanying notes.



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                       For years ended June 30,
                                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $(2,288,699)   $386,016
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                          1,053,533     869,696
  Provision for uncollectible receivables                   38,888      79,600
  Minority interest                                         24,607     171,819
  Net gain on sales/purchases of securities                (22,822)
  Extraordinary gain from extinguishment of debt                    (1,551,488)
  Loss on investment, loan and advances to Global
  Internet Corporation                                                 385,418
  Stock issued for services                                 30,000
  Transfer of interest in gaming facility                  220,835
  Impairment of gaming facility                            746,552
  Loss on disposition of buildings and equipment           349,763
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Restricted cash                                       (140,450)
    Accounts receivable                                   (195,235)     18,840
    Inventory                                                1,697
    Prepaid expenses and other current assets             (158,155)   (109,333)
    Other assets                                            25,091
    Accounts payable                                       407,652    (248,363)
    Accrued expenses and interest                          284,180     276,514
    Other current liabilities                               40,000
    Other liabilities                                       (6,490)
                                                         2,699,646    (107,297)

    Net cash provided by operating activities              410,947     278,719

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (597,672)   (543,422)
  Purchases of securities, net of sales                    (27,594)
  Collections on notes receivable                           48,243      53,735
  Acquisition of Alaska Bingo Supply, net of cash
  acquired                                                (383,090)
  Other assets                                                          (8,643)
  Investment, loan and advances to Global Internet
  Corporation                                                         (385,418)
  Proceeds from sale of equipment                                        1,999
  Distribution to minority interest                                   (153,421)

    Net cash used in investing activities                 (960,113) (1,035,170)


                           (continued)



              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                    (697,172)   (662,729)
  Issuances of long-term debt                              749,036
  Borrowings against notes payable                         170,000   1,580,177
  Proceeds from issuance of common stock                   187,500
  Redemption of mandatory preferred stock                  (20,000)
  Redemption of Class B preferred stock                   (111,510)
  Payment of dividends on Class B preferred stock          (54,166)

    Net cash provided by financing activities              223,688     917,448

Net (decrease) increase in cash                           (325,478)    160,997
Cash at beginning of year                                1,048,371     887,374

Cash at end of year                                        722,893   1,048,371


Supplemental cash flow information:
  Cash paid for interest                                   458,510     122,717

Supplemental disclosure of non-cash investing and financing activities:

Debt converted to common stock:
  Mandatory redeemable preferred stock                                  35,000
  Accrued expenses, related parties                                     74,279
  Accounts payable                                          87,849
  Long-term debt                                             6,250

                                                            94,099     109,279

Debt converted to Class B preferred stock                3,403,291
Class A preferred stock converted to common stock:          50,538
Proceeds of note payable used to purchase note receivable   75,000
Dividends accrued on Class B preferred stock                10,823


                           (continued)


              GLOBAL CASINOS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)


Acquisition of Alaska Bingo Supply:
  Fair value of assets acquired                            592,244
  Intangible assets                                      3,935,463
  Liabilities assumed                                     (134,617)
  Fair value of assets exchanged                        (4,010,000)

  Cash received, net of cash acquired                      383,090

Extinguishment of debt:
  Liabilities released:
    Note payable                                                       101,335
    Accrued interest                                                   164,627
    Net debt relieved in Chapter 11 proceeding                       2,503,114
  Assets relinquished:
    Note receivable and equipment, respectively, net                (1,217,588)

  Extraordinary gain                                                 1,551,488

Property foreclosure:
  Note receivable acquired in Chapter 11 proceeding,
    assigned to creditor as payment on note to creditor               (249,418)
  Reduction in note payable by assignment of note
  receivable acquired in Chapter 11 proceeding                         249,418



                     See accompanying notes.



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

          GLOBAL ALASKA CORPORATION ("Global Alaska"), an
          Alaska corporation, which acquired Alaska Bingo
          Supply, Inc. ("ABS") located in Anchorage, Alaska on
          August 1, 1997. ABS is primarily engaged in the distribution of a full line of bingo and bingo- related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. ABS also receives rent income from the leasing of space to two bingo hall operators. The bingo halls are managed by the holder of the Company's Class B preferred shares.

          GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten
          Limited Liability Company which began operating the Pelican Casino located on the island of St. Maarten in the Netherlands Antilles on August 1, 1996. Global
          Pelican operates the casino under a Management and Operating Lease Agreement.

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability
          Company, which operated the Casino Masquerade on the Caribbean resort island of Aruba through February 1998.

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

          DESTINATION MARKETING SERVICES INC. ("DMS"), a Colorado corporation, which acquired the net assets of a Colorado travel services company in January 1998.

     Management's Plans

          The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately
     $2,289,000 during the year ended June 30, 1998, and had a working capital deficiency of approximately $2,653,000 at June 30, 1998.
     In addition, the Company is in default on various loan agreements and the Company ceased operating two of its casinos during the year ended June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1.
     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company has continued its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management continues to negotiate with creditors of debt that remain in default. The Company also continues to explore acquisition opportunities.
     Management believes that these plans will result in increased liquidity and future profitability.

     Use Of Estimates In Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. It is reasonably possible that actual results could differ from those estimates and significant changes could occur in the near term.

     Cash

     Cash consists of demand deposits and vault cash used in casino operations. Restricted cash represents cash held in an escrow account in connection with the Company's negotiations with the government of St. Maarten to obtain a casino license as discussed below.

     Inventories

     Inventories primarily consist of bingo supplies and are stated at the lower of cost or market. Cost is determined by the average-cost method.

     Revenue Recognition

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Sales of bingo-related products are recognized as products are shipped. Rental revenue is recognized as it is due, according to the lease agreements. Rental revenue for 1998 was $645,500.

     Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS")
     No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. Management believes that implementation of SFAS No. 130 will not materially effect the Company's financial statements.

     In June 1997, the FASB issued SFAS No.131, Disclosures about
     Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1998. In
     February 1998, the FASB issued SFAS No. 132, Employers'
     Disclosures about Pensions and other Postretirement
     Benefits, which is effective for fiscal years beginning after December 15, 1997. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for
     Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

     Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments classified as current assets and liabilities approximate fair values primarily based on recent comparisions made of the short maturities of these instruments. The carrying values of notes receivable and long term debt approximate fair values because interest on these instruments is similar to returns management believes are currently available to the Company for instruments with similar risks.

     Leasehold Rights and Interests, Contract Rights and Goodwill

     Leasehold rights and interests, contract rights, and goodwill represent the excess of the purchase prices over the net assets of the acquired investments in ABS, Casino Masquerade and Casinos
     USA. The leasehold and contract rights are amortized over the ten-year terms of the agreements. The goodwill is amortized over 18 years. The Company annually assesses the carrying values of its leasehold rights and interests, contact rights, and goodwill as discussed below.

     Land, Buildings and Equipment

     Land, buildings and equipment are carried at cost.
     Depreciation is computed using the straight-line method over the estimated useful lives. Buildings are depreciated over 31 years and equipment is depreciated over five to seven years.

     The Company performs an annual assessment to determine whether there has been an impairment in the carrying values of its land, buildings, equipment, leasehold rights and interests, contract rights, and goodwill. In performing this assessment, management considers available appraisal information, current and projected sales, operating income, and annual cash flows on an undiscounted basis. If management determines that an impairment has occurred, an impairment loss is recognized, based on the difference between the assets' carrying values over the estimated fair values. Based on management's annual assessment, events and conditions related to the Casino Masquerade operations, discussed below, indicated that leasehold and contract rights were impaired. As a result, the Company recognized an impairment loss of $746,552 during the quarter ended June
     30, 1998. The Company does not believe that any impairments have occurred on land, buildings, equipment, or goodwill during 1998.

     Stock-Based Compensation

     SFAS No. 123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The
     Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting For
     Stock Issued To Employees and related interpretations.
     Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     Common Stock Split

     On November 18, 1996, the Company effected a one-for-ten reverse split of its common stock, thereby decreasing the number of issued and outstanding common shares and increasing the par value of each share to $.05. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

     Net Income (Loss) Per Share

     During the year ended June 30,1998, the Company adopted SFAS
     No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 did not result in a change in previously presented EPS for the year ended June
     30,1997.

     Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation as they would be antidilutive in 1998 and 1997.

     Foreign Currency Transactions

     Gaming operations in St. Maarten, Aruba and Kyrgyzstan are primarily conducted in U.S. dollars. As a result, the U.S.
     dollar is considered the functional currency for these operations. Payments for payroll and certain other expenses are made in the local currency. Gains and losses from foreign currency transactions are included in determining net income (loss), and were immaterial for the years ended
     June 30, 1998 and 1997.

     Risk Considerations

     Trade receivables are primarily due from ABS bingo supply customers.
     ABS grants credit generally without collateral to its customers.
     At June 30, 1998, approximately 13% of trade receivables are due from one ABS customer. Since the date of acquisition, approximately 33% of bingo sales were attributed to three significant bingo supply customers, and approximately 20% of bingo revenues were due from two bingo hall lessees. Accordingly, future operations are dependant upon the Company maintaining its relationship with these customers and leasees. As discussed in
     Note 7, the Company is involved in litigation in which the plaintiffs are seeking actions which could have an adverse effect on ABS operations. As a result, the Company's estimates related to ABS intangible assets, as well as other estimates, are particulary sensitive to future change regarding this matter.

     During 1998, approximately 54% of ABS's bingo supply purchases were from a third party supplier. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that would affect
     ABS operating results adversely.

     Casino Las Vegas, Casino Masquerade, and the Pelican Casino
     (the "Casinos") are located in Kyrgyzstan (through April
     1998), Aruba, and St. Maarten respectively; therefore, they are subject to special considerations and significant risks not typically associated with investments in North American companies. These include risks associated with, among others, the political, economic and legal environments and expropriation matters, and are described further in the following paragraphs:

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

     Reclassifications

     Certain amounts reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.   CASINOS U.S.A. REORGANIZATION

     In October 1995, Casinos U.S.A. ("Debtor") filed a voluntary petition under Chapter 11 of the United States Bankruptcy
     Code, and through December 1996 operated under the protection of the Bankruptcy Court. The Bankruptcy Court confirmed the Company's Second Amended Plan of
     Reorganization (the "Plan") on December 18, 1996 which became effective February 17, 1997. The confirmed Plan allowed the Debtor to retain its property and assets and continue its business. The Plan's provisions resulted in the restructuring and/or extinguishment of creditor claims filed during the bankruptcy proceedings and the cancellation of a note and interest receivable of approximately
     $1,217,000. As a result, the Company recognized an extraordinary gain on the extinguishment of debt of $1,285,765 during the year ended June 30, 1997.

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

     Beginning March 1998 and extending through February 2005, the warrant holders are entitled to call a vote as to whether any merger, recapitalization, restructuring, refinance, or sale of the assets of the Debtor should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 1998.

3.   NOTES RECEIVABLE

     At June 30, 1998, notes receivable consist of the following:

     6.5% note receivable, monthly interest
     and principal payments of $6,569 until
     December 2002, at which time the unpaid
     balance is due; the note is
     collateralized by a deed of trust on
     real property, fixtures and
     improvements.                             $    308,463

     Non-interest bearing note, originally
     due December 1995, in default;  the note
     is collateralized by 20,000 shares of
     the Company's common stock.                    200,000

     Allowance for doubtful collections            (157,500)

                                                    350,963

     Less current portion                           (60,623)

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

4.   ACQUISITIONS

     Alaska Bingo Supply, Inc.

     On August 1,1997, the Company acquired 100% of the outstanding common stock of ABS. The acquisition was accounted for as a purchase. The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 8%
     convertible promissory note due in 2004, collateralized by shares of ABS' common stock held by the Company. In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. The promissory notes were due in equal monthly payments from January 1998 through April 1998, but were extended through February 1999. The promissory notes to third parties are collateralized by a note receivable by the Company.
     Interest on $200,000 of the notes is at 24% and interest on the remaining $225,000 (including the related party note) is at 12%.

     Effective March 31,1998, the remaining principal balance due under the $4,000,000 promissory note of $3,853,290, and accrued interest of $15,202, were converted into (i) 340,329 shares of the Company's Series B Convertible Preferred Stock
     ("Series B Preferred Stock"), having a face value of $10.00 per share, and (ii) a convertible promissory note in the principal amount of $450,000, due in September 2004 at 8%
     (the "Second Note"). Each share of Series B Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering the shares of the Company's common stock issuable upon such conversion. No more than 311,550 shares of common stock maybe converted without the approval of the Company's shareholders.

     The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. In 1998, 11,151 shares of Series B Preferred Stock were redeemed. Holders of the Series B
     Preferred Stock are entitled to receive an annual dividend payable at the rate of 8% per annum. The outstanding shares of Series B Preferred Stock are non-voting.

     Destination Marketing Services Inc.

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

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions had occurred on July 1, 1997 and 1996:

                                    1998         1997

     Total revenues              $11,568,598  $11,709,158
     Loss before extraordinary
     item                         (2,229,623)    (549,748)
     Net income (loss)            (2,229,623)     344,340

     Loss per share before
     extraordinary item               ($1.53)      ($0.86)
     Net income (loss)
     per share                        ($1.53)       $0.29


5.   LONG-TERM DEBT

     At June 30, 1998, long-term debt
     consists of the following:

     Unsecured loans, $48,840 to related
     parties, interest at 10% to 15%, past
     due and in default or due on demand       $   297,661

     Mortgage payable to a third party,
     collateralized by real estate, interest
     at 10%, semiannual payments with               35,224
     maturity in 2000

     Secured convertible note, collateralized
     by the Company's equity in certain
     Casinos USA property; interest at 7%,
     reduced from 9% in July 1996, payments
     of interest only due quarterly; principal
     and unpaid interest due May 1999;
     original principal balance of $750,000
     reduced by $249,419 through an assignment
     of its interest in senior secured debt on
     Casinos U.S.A.  The note is convertible
     in whole or in part at the option of the
     holder at any time prior to its maturity
     to common stock at a conversion price of
     $10.00 per share                              500,581

     Unsecured convertible notes, $187,500 to
     related parties, interest at 8%,
     principal and unpaid interest due
     October 1998; notes are convertible in
     whole or in part at the option of the
     holder at any time beginning in October
     1998, to common stock at a conversion
     price of $5.00 per share.  Upon the
     effective date of a registration
     statement registering the underlying
     shares of common stock, notes will
     automatically convert                         624,000

     Mortgages payable to third parties,
     collateralized by real estate, including
     $249,419 assigned from the Company to a
     third party, interest at 7%, monthly
     payments of $7,329 plus annual payments
     of 37.5% of available Bull Durham net
     cash flow, as defined, due in 2004          1,074,499

     Secured notes, interest at 10% and 12%,
     monthly payments of $18,088,
     collateralized by certain gaming
     equipment, due through 2000                   134,700

     Mortgages payable to third parties,
     collateralized by real estate, interest
     at 9.2%, monthly payments of $10,225
     plus annual payments of 12.5% of
     available Bull Durham net cash flow,
     as defined, due in 2004                     1,119,952

     Unsecured obligation, non-interest
     bearing, minimum monthly payments of
     $6,086, due through November 2004             492,299

     Secured notes, $50,850 to related party,
     bearing interest at 12%, due in
     installments through February 1999,
     collateralized by a note receivable           140,850

     Unsecured obligation to a related party,
     bearing interest at 9%, due on demand         141,501

     Unsecured notes to Series B preferred
     shareholder, bearing interest at 8%,
     principal due September 2004                  486,000

     Unsecured note, bearing interest at 9%,
     principal due March 1999, personally
     guaranteed by a related party                  50,000

     Unsecured note, bearing interest at 10%,
     monthly payments of $3,000, principal
     reduced by certain accounts receivable
     uncollected at March 1999, guaranteed by
     a related party                                36,155


                                                 5,133,422

     Less current portion, including debt in
     default                                    (1,920,950)

                                               $ 3,212,472


Scheduled maturities of long-term debt are as follows:

                                     ForYears
                                  Ending June 30,

                                      1999       1,920,950
                                      2000         480,025
                                      2001          28,591
                                      2002          26,380
                                      2003          28,551
                                      Thereafter 2,648,925

                                      Total     $5,133,422


     In 1997, the Company negotiated the exchange and/or restructuring of $375,001 of certain accounts payable and short-term debt for 21,261 shares of common stock, as satisfaction of these obligations.
     These transactions resulted in an extraordinary gain from debt extinguishment of $265,723

     At June 30, 1998, the Company has a $245,000 note due to a financial institution. The note bears interest at 11.5% through April 1999, and then is subject to a variable rate of 3% over The Wall Street Journal prime rate of interest through the term of the note. The note is due in installments through Apirl 2001.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets at June 30, 1998 are comprised mainly of net operating loss carryforwards of approximately $2,330,000. The valuation allowance was increased by $144,000 during 1998 to reserve the deferred tax assets in their entirety.

     The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:


                                          1998      1997

     Statutory federal income tax rate     34%       34%
     Effect of net operating loss not
     utilized                             (34)      (34)
                                           - %       - %


     At June 30, 1998, the Company has available domestic net operating loss carryforwards available to reduce future taxable income of approximately $6,851,000 expiring in years
     2008 through 2013 as follows:

        Year


        2008       $    920,000
        2009          1,676,000
        2010          1,217,000
        2011          2,615,000
        2012                 -
        2013            423,000

                   $  6,851,000


7.   COMMITMENTS AND CONTINGENCIES

     Casino Masquerade

     Through February 1998, the Company, through its subsidiary
     BPJ Holdings, leased the Casino Masquerade facility in the Radisson Aruba Caribbean Resort Hotel and Casino under an operating lease that was to expire in December 2002. Rent expense was calculated as $400,000 per year plus 15% of the adjusted annual casino win over $4,000,000. Rent expense for the year ended June 30, 1997 was $400,000 and $200,000 through February 1998. The casino was closed in March 1998 due to the lessor closing the hotel for significant repairs and improvements. In connection with the closure, the Company wrote off approximately $330,000 in casino fixtures and leasehold improvements.

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

     Subsequent to year end, however, the Company determined that it was unable to obtain funding necessary to meet certain provisions of the new lease agreement. Therfore, the Company is currently renegotiating the settlement with the lessor.
     Based on those negotiations, the Company reassessed the carrying value of the leasehold and contract rights associated with the property. The present value of estimated future cash flows associated with the assets is considered to be approximately $888,200. Consequently, the Company recognized an impairment loss of $746,552 during the year ended June 30, 1998. The Company's estimates related to leasehold and contract rights' associated with this property, as well as other estimates, are particularly sensitive to future change based on these negotations.

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

     Leases and rental operations

     Bingo Halls

     ABS leases from unrelated third parties two separate buildings that have been configured and maintained for use as bingo halls. One lease expires in August 2001, however, the Company has the option to extend the lease for two additional three-year periods. The lease payments are based on the Anchorage consumer price index. The other lease expires in July 1999, and the Company has the option to extend the lease for one additional five-year period.
     Monthly rent payments increase from $13,400 to $14,500 over the remaining term of the lease, with rent expense being recognized on a straight-line basis. Bingo hall lease expense since the date of acquisition was $409,600.

     The Company subleases both premises on a month-to-month basis to two charitable groups that operate bingo games at the locations. The operations of these charitable groups are managed by a company controlled by the wife of the holder of the Company's Class B preferred stock. Under the sublease arrangements, the Company leases furniture and bingo equipment to the charitable organizations for use in their operations. The charitable groups purchase bingo supplies from the Company for use in their operations.

     Office and warehouse facilities

     The Company leases its ABS office and warehouse facilities and access to a computer system under a noncancellable operating lease which expires July 2004. The Company has options to extend the lease for two additional one-year periods and lease payments are subject to increases based on the Anchorage consumer price index.

     The Company leases corporate office space under a noncancelable operating lease expiring in September 1999.
     The Company also leases corporate office equipment under various operating leases expiring in 1999. Lease expense under these leases was $53,055 and $44,496 for the years ended June 30, 1998 and 1997, respectively.

     Future minimum lease payments are as follows:

        For
       years    Office
      ending      and      Bingo
     June 30,  Warehouse   Halls       Total

       1999    $107,592  $406,740    $514,332
       2000      71,538   237,835     309,373
       2001      59,520   222,480     282,000
       2002      59,520    37,080      96,600
       2003      59,520                59,520
     Thereafter  64,480                64,480

               $422,170  $904,135  $1,326,305


     Casino Las Vegas

     Through April 1998, the Company leased the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. Rent expense was included in the payment of 50% of the net casino profits to the JVP. The
     Company transferred its interest in the casino to the JVP in April 1998 and recognized a loss of $220,835 in connection with the transfer.

     SEC and Other Matters

     The Company previously reported an ongoing investigation by the Securities and Exchange Commission (the"Commission"), into various matters, including certain transactions in securities by the Company and one of its former officers and directors. In 1998, the Company entered into a voluntary stipulated cease and desist order with the Commission pursuant to which the Company agreed, interalia, not to violate any provisions of the federal securities laws in the future. As a result of entering into the voluntary stipulated cease and desist order, investigation by the Commission has been brought to a conclusion.

     Subsequent to year end, the State of Alaska on behalf of various non-profit organizations involved in charitable gaming, which include organizations that lease the bingo hall from ABS, brought a lawsuit against the previous shareholder of ABS.
     The State alleges that the previous shareholder improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates.
     The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS.
     The defendants deny any wrongdoing, and are defending the litigation vigorously. The stock purchase and sale agreement of ABS contains a clause indemnifying the Company against any liability and reasonable attorney's fees associated with defending the Company. Management is of the opinion that the lawsuit will not materially affect the Company's consolidated financial position.

     Aruban Controller Costs

     The Aruban government provides "Government Controllers" for each gaming property operating on the island. The Aruban government recoups the expenses of these controllers through a monthly charge per square meter of casino space. The
     Casino Masquerade and other Aruban casinos are disputing the charges. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The Company recorded estimated government controller expense of $66,200 in 1997 and $40,180 through February 1998 at the same rate paid as of December 31, 1994.
     The cumulative difference in the controller cost, based on the rate charged by the government and that accrued by the Company, was approximately $236,000 as of February 1998, when the casino was closed. The liability was written off with the closure of the casino as it was considered probable that it would not be required to be paid.

     St. Maarten License and Controller Cost

     The Pelican Casino is charged a St. Maarten Government
     Controller and a casino license fee of $36,500 per month.
     The Company has accrued $840,000 of license and controller expense as of June 30, 1998. Although the government has been assessing the Pelican Casino the monthly fees, Global
     Pelican has not yet been granted a license, which it applied for in October 1996. In July 1997, Global Pelican met with government representatives and proposed to pay a one-time license issuance fee of $112,000, of which the casino lessor has agreed to pay one-half, pay license and controller fees accrued through May 31, 1997 of $365,000 over a five-year term, and to pay continuing monthly fees from June 1, 1997 and thereafter. The Company continues to negotiate this matter with the government.

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

     Warrants

     During 1998, the Company issued 50,000 warrants to purchase common stock exercisable at $2.50 per share as a loan fee in conjunction with the issuance of a $50,000 note. These warrants expire July 2000. The Company also issued 15,000 warrants to purchase common stock exercisable at $3.00 per share in conjunction with the issuance of a $150,000 note. These warrants are exercisable the earlier of one year after the effective declaration of the registration with the SEC, or June 1999, and expire June 2000.

     As part of the settlement agreement of the Casino Masquerade lease, the Company issued the lessor 100,000 warrants to purchase common stock exercisable at $3.00 per share. The warrants are exercisable the earlier of the effective declaration of the registration statement, or April 1999. The warrants expire April 2004.

     In October 1996, in connection with a private placement of convertible debt, the Company issued 126,100 Class E Warrants exercisable at $6.00, 126,100 Class F Warrants exercisable at
     $7.00, and 126,100 Class G Warrants exercisable at $8.00 per share.
     The Class E, F, and G warrants expire the earlier of 30, 90, and 120 days, respectively, after a registration statement covering the stock underlying the Warrants is declared effective by the Securities and Exchange Commission, or in February 1999.

     Prior to 1995, the Company issued to an underwriter a warrant to purchase 2,813 units, which consist of one share of Series A Preferred Stock and one-half Class D Warrant at an exercise price of $24.00 per unit. This warrant expires in April 1999.

     Options

     A total of 190,000 options were issued to two companies during 1998 in conjunction with services rendered. The options expire at various times through December 2001, and are exercisable at prices ranging from $2.50 to $4.25

 9.  STOCK INCENTIVE PLAN

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

     The following number of stock options associated with these Plans is as follows:

                              Stock          Directors     Total
                              Incentive
                              Plan

     Outstanding at June 30,
     1996                        81,000        25,000     106,000
     Granted                     10,000        10,000      20,000
     Exercised                       -             -           -
     Forfeited                       -        (10,000)    (10,000)
     Outstanding at June 30,
     1997                        91,000        25,000     116,000
     Granted                     80,000        30,000     110,000
     Exercised                  (60,000)           -      (60,000)
     Forfeited                  (76,000)      (20,000)    (96,000)
     Outstanding at June 30,
     1998                        35,000        35,000      70,000


     The weighted average exercise prices were:

                Stock         Directors
             Incentive Plan

     1998      $ 5.43         $ 2.86
     1997      $ 5.00         $ 5.00


     The following pro forma net income (loss) and earnings per share for 1998 and 1997 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:

                               1998           1997

     Net income (loss)-
     reported              $ (2,288,699)   $ 386,016
     Net income (loss)-
     pro forma             $ (2,578,699)   $ 328,016

     Earnings (loss)
     per share-reported    $      (1.61)   $    0.29
     Earnings (loss)
     per share-pro forma   $      (1.69)   $    0.24


10.  FOREIGN AND DOMESTIC OPERATIONS

     The Company owns, operates, and develops domestic and international projects in several geographical areas. The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 1998 and 1997:

                 Foreign**    Domestic       Total

     1998
     Revenue     $5,862,745  $5,472,648  $11,335,393
     Net loss    (1,948,359)   (340,340)  (2,288,699)
     Identifiable
     assets       1,314,186  10,747,720   12,061,906

     1997
     Revenue     $6,985,452  $2,248,645  $ 9,234,097
     Net income      73,667     312,349      386,016
     Identifiable
     assets       2,599,591   6,568,958    9,168,549



** Foreign operations include Aruba, St. Maarten and Kyrgyzstan operations.


11.        SEGMENT INFORMATION

     With the acquisition of ABS in August 1997, the Company expanded its operations to two significant lines of business, the casino gaming industry and the distribution of bingo products. Following is a tabulation of business segment information for the year ended June 30,1998:

                    Casino        Bingo     Other       Total

     Revenue      $8,303,122   $2,967,343   $64,928  $11,335,393

     Depreciation
     and
     amortization    532,484      297,164   223,885    1,053,533
     Net loss     (1,896,490)     (25,000) (367,209)  (2,288,699)
     Identifiable
     assets        4,948,267      735,591 6,378,048   12,061,906
     Capital
     expenditures    525,569       18,132    53,971      597,672


12.  GLOBAL INTERNET CORPORATION

     In July 1996, the Company and other investors formed Global
     Internet Corporation ("Global Internet"), to explore opportunities related to developing entertainment and gaming sites on the Internet. During the year ended June 30, 1997, the Company loaned $325,000 to Global Internet in exchange for a 10% promissory note receivable, convertible into common shares of Global Internet and due October 31, 1997.
     Management became aware that Internet gaming could impair the Company's Colorado state gaming license. As a result of these conditions, in 1997 the Company found it necessary to initiate actions to divest itself of its investment in Global Internet.

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

     FEI is a thinly capitalized and thinly traded public entity that did not appear to have resources available to continue development of Global Internet at June 30, 1997. These factors raised concerns about the Company's ability to realize its investment in Global Internet. Management determined that it would be appropriate for the Company to fully expense its investment and allow for the receivables in Global Internet during the quarter ended June 30, 1997.

13.  401(k) SAVING AND PROFIT SHARING PLAN

     On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for the employees of the Bull Durham Casino and Alaska Bingo Supply that is intended to qualify under Section 401(k) of the Internal
     Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan subject to certain Internal
     Revenue Service restrictions. The Company matches an amount equal to 100% of each participant's contribution to a maximum of 5% of their earnings. Company contributions for the year ended June 30, 1998 were $18,610.





                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL CASINOS, INC.



Date:   12/23/98             By:   /s/ Stephen G.Calandrella
                                   Stephen G. Calandrella, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Position              Date



/s/ Stephen G. Calandrella   President, Director      12/23/98
Stephen G. Calandrella



/s/ Barbara G.Chacon     Chief Financial Officer,     12/23/98
Barbara G.Chacon        Chief Accounting Officer,



/s/ Clifford C. Thygesen        Director              12/23/98
Clifford C. Thygesen



/s/ Clifford L. Neuman          Director              12/23/98
Clifford L. Neuman


