Form 10QSB
period 1998-12-31
GLOBAL CASINOS INC
filed 1999-02-19
CIK 727346

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

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
(State or other jurisdiction                     I.R.S. Employer
ofincorporation or organization)           Identification number

5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado 80918
(Address of Principal Offices)                         (Zip Code)

Registrant's telephone number, including area code:(719) 590-4900


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

As of February 19, 1999 1,546,360 shares of Common Stock of the
Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [   ]   No [ X ]


INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets at December 31, 1998
               (unaudited) and June 30, 1998

               Statements of Operations for the Three Months
               Ended December 31, 1998 (unaudited) and December 31, 1997 (unaudited)

               Statements of Operations for the Six Months Ended
               December 31, 1998 (unaudited) and December 31, 1997
               (unaudited)

               Statements of Cash Flows for the Six Months Ended
               December 31, 1998 (unaudited) and December 31, 1997
               (unaudited)

               Notes to Unaudited Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.  OTHER INFORMATION



PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1998, and its results of operations for the three and six-month periods ended December 31, 1998 and 1997 and its cash flows for the six-month periods ended December 31, 1998 and 1997. The Company's balance sheet as of June 30, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the
results for the entire year.   The accompanying financial
statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.


              Global Casinos, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                                       December 31,     June 30,
                                                          1998            1998
                                                       (unaudited)
                         ASSETS

Current assets:
  Cash                                                  699,436         722,893
  Restricted cash                                       140,450         140,450
  Accounts receivable:
   Trade, net of allowance for doubtful accounts of
    $23,140 and $26,140 at December 31, 1998
    and June 30, 1998                                   316,367         371,602
   Related parties                                      187,004          16,282
  Inventory                                             282,508         284,978
  Prepaid rent                                          167,187         192,800
  Current portion of notes receivable                    64,973          60,623
  Marketable trading securities                         104,915          12,980
  Other                                                 100,261          95,870

    Total current assets                              2,063,101       1,898,478

Land, buildings and equipment:
  Land                                                  526,550         526,550
  Buildings                                           4,348,375       4,043,870
  Equipment                                           2,000,468       2,040,944

                                                      6,875,393       6,611,364
  Accumulated depreciation                           (1,558,193)     (1,460,096)

                                                      5,317,200       5,151,268

Other assets:
  Leasehold rights and interests and contract
   rights, net of amortization of $634,530 and
   $1,199,095 at December 31, 1998 and June 30,1998   1,655,410       2,643,348
  Goodwill, net of amortization of $170,355
   and $110,230 at December 31, 1998 and
   June 30, 1998                                      1,994,150       2,054,275
  Hotel credits                                         477,770
  Notes receivable, net of current portion,
   including receivables in default                     276,216         290,340
  Other assets, net of amortization of $31,850 and
   $23,700 at December 31, 1998 and June 30, 1998        18,825          24,197

                                                      4,422,371       5,012,160

                                                     11,802,672      12,061,906


                            (Continued)



              Global Casinos, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (Continued)


                                                 Decembe 31,           June 30,
                                                     1998                1998
                                                 (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  554,563             673,381
  Accrued expenses                                1,458,369           1,344,466
  Accrued interest, including $40,431 to
   related parties at June 30, 1998                 232,705             294,131
  Note payable                                      341,692             245,000
  Current portion of long-term debt,
   including debt in default and $174,589
   and $367,351 to related parties
   at December 31, 1998 and June 30, 1998         1,726,890           1,920,950
  Mandatory redeemable convertible Class A
   preferred stock, in default                       27,500              33,500
  Other                                              40,000              40,000

    Total current liabilities                     4,381,719           4,551,428

Long-term debt, less current portion              2,757,739           3,212,472
Other                                                12,056              12,056

                                                  2,769,795           3,224,528
Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible, nonvoting:
   10,000,000 shares authorized
    Class A - $2 par value; 96,500 and 109,000
     shares issued and outstanding at December 31,
     1998 and June 30, 1998                         193,000             218,000
    Class B - $.01 par value; 320,690 and 329,178
     shares issued and outstanding at December 31,
     1998 and June 30, 1998                           3,207               3,292
    Class C - $.01 par value; 487,172 shares
     issued and outststanding                         4,872
  Common stock - $.05 par value; 50,000
   shares authorized; 1,543,410 and 1,504,344
   shares issued and outstanding at
   December 31, 1998 and June 30, 1998               77,170              75,217
  Additional paid-in capital                     13,152,125          12,551,458
  Accumulated deficit                            (8,779,216)         (8,562,017)

                                                  4,651,158           4,285,950

                                                 11,802,672          12,061,906



                       See accompanying notes.



              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)


                                       For the three months ended December 31,
                                                 1998                1997
Revenues:
  Casino                                      1,280,394            2,332,033
  Bingo                                         975,661              913,567
  Food and beverage                              27,823               40,734
  Other                                          24,998               56,613

                                              2,308,876            3,342,947
Expenses:
  Cost of sales                                 526,555              538,051
  Operating, general, and administrative      1,582,230            2,428,540
  Depreciation and amortization                 192,227              299,788
  Gain on sale of investment in subsidiaries   (189,250)

                                              2,111,762            3,266,379

Income from operations                          197,114               76,568
Other income (expense):
  Interest income                                 7,710                8,114
  Interest expense, including $10,583 and
   $9,786 to related parties at December 31,
   1998 and 1997                               (120,514)             (97,878)
  Unrealized net gain on marketable
   trading securities                            57,340

                                                (55,464)             (89,764)

Income (loss) before minority interest and
 extraordinary item                             141,650              (13,196)
Minority interest in income of subsidiary                             25,005

Income before extraordinary item                141,650               11,809
 Extraordinary item - gain from restructuring
 of debt                                         66,101

Net income                                      207,751               11,809
Dividends on Class B preferred stock            (62,165)

Net income available to common stockholders     145,586               11,809

Earnings per common share:
  Income from continuing operations                0.09                 0.01
  Extraordinary item                               0.01
  Net income available to common stockholders      0.10                 0.01

Earnings per common share - assuming dilution:
  Income from continuing operations                0.07                 0.01
  Extraordinary item
  Net income available to common stockholders      0.07                 0.01



                     See accompanying notes.




              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)


                                          For the six months ended December 31,
                                                   1998                1997
Revenues:
  Casino                                        2,585,081            4,363,576
  Bingo                                         1,790,807            1,460,090
  Food and beverage                                55,273               79,977
  Other                                           142,354              128,800

                                                4,573,515            6,032,443
Expenses:
  Cost of sales                                   963,484              881,811
  Operating, general, and administrative        3,411,562            4,642,325
  Depreciation and amortization                   372,873              567,295
  Gain on sale of investment in subsidiaries     (189,250)

                                                4,558,669            6,091,431

Income (loss) from operations                      14,846              (58,988)
Other income (expense):
  Interest income                                  15,158               15,936
  Interest expense, including $23,029 and
   $19,573 to related parties at December 31,
   1998 and 1997                                 (236,540)            (263,898)
  Unrealized net gain on marketable
   trading securities                              50,615

                                                 (170,767)            (247,962)

Loss before minority interest and
 extraordinary item                              (155,921)            (306,950)
Minority interest in income of subsidiary                              (24,603)

Loss before extraordinary item                   (155,921)            (331,553)
Extraordinary item - gain from
 restructuring of debt                             66,101              190,930

Net loss                                          (89,820)            (140,623)
Dividends on Class B preferred stock             (127,380)

Net loss available to common stockholders        (217,200)            (140,623)

Loss per common share - basic and diluted:
  Loss from continuing operations                   (0.10)               (0.22)
  Extraordinary item                                (0.04)                0.12
  Net loss available to common stockholders         (0.14)               (0.10)



                     See accompanying notes.



              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                          For the six months ended December 31,
                                                 1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities   502,321              679,489

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                        (320,783)            (383,452)
  Collections on notes receivable                29,774               18,203
  Purchase of marketable securities             (35,820)
  Acquisition of Alaska Bingo Supply,
   net of cash acquired                                             (383,090)
  Other assets                                                      (131,032)
  Distribution to minority interest                                  (55,716)

    Net cash used in investing activities      (326,829)            (935,087)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt         (111,959)
  Issuances of long-term debt                   170,349               67,623
  Principal payments of notes payable           (53,308)
  Borrowings against notes payable              150,000              425,657
  Issuance of common stock                                           187,500
  Payment of mandatory redeemable
   preferred stock                               (2,500)             (10,000)
  Redemption of Class B preferred stock        (234,871)
  Payment of dividends on Class B
   preferred stock                             (116,660)

    Net cash (used in) provided by
     financing activities                      (198,949)             670,780

Net (decrease) increase in cash                 (23,457)             415,182
Cash at beginning of year                       722,893            1,048,371

Cash at end of year                             699,436            1,463,553


                           (Continued)




              Global Casinos, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Continued)
                           (Unaudited)


                                          For the six months ended December 31,
                                                  1998               1997

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        69,693              177,902

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Mandatory redeemable preferred stock
   converted to common stock                     3,500
  Debt and accrued interest converted
   to common stock                             116,722               89,000
  Debt converted to Class B preferred stock    150,000
  Debt and accrued interest converted to
   Class C preferred stock, including
   $364,663 to related parties                 584,605
  Class A preferred stock converted to
   common stock                                 25,000
  Dividends accrued on Class B
   preferred stock                              10,443

  Acquisition of Alaska Bingo Supply:
    Fair value of assets acquired                                   620,587
    Intangible assets                                             3,863,614
    Liabilities assumed                                            (101,111)
    Fair value of assets exchanged                               (4,000,000)

    Cash received, net of cash acquired                             383,090



                     See accompanying notes.



               Global Casinos, Inc. & Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 1998
                           (Unaudited)

1.   Organization

     At December 31, 1998, and for the three and six months ended
     December 31, 1998 and 1997, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Casinos USA, Inc. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino
       ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

       Global Pelican N.V. ("Pelican"), a St. Maarten Limited
       Liability Company located on the island of St. Maarten in the Netherland Antilles.

       Global Alaska Corporation ("Global Alaska"), which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska. The Company acquired ABS on August 1, 1997.

       BPJ Holdings N.V. ("BPJ"), a Curacao Limited Liability Company, which operated the Casino Masquerade on the Caribbean resort island of Aruba through February 1998. The Company disposed of its investment in BPJ in December 1998 (Note 3).

       Global Casinos International,Inc. ("Global International"), a Delaware corporation, which through an International Joint Venture ("IJV") operated Casino Las Vegas in Bishkek, Kyrgyzstan. The Company transferred its interest in Casino Las Vegas to its IJV partner in April 1998.

       Woodbine Corporation ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995. Beginning in July 1996, Woodbine began leasing this property and related equipment to a third party.

       Destination Marketing Services ("DMS"), a Colorado corporation, which acquired the net assets of a Colorado travel services
       company in January  1998.   The Company disposed of its investment
       in DMS in October 1998 (Note 3).


2.   Equity conversion

     In January 1999, the Board of Directors of the Company ratified the issuance of the newly designated Series C preferred stock. The stock has a par value of $.01, is non-voting, and is convertible into common stock at a rate of $1.20. Holders of Series C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. The Certificate of Designations, Preferences, and Rights of the Series C
     Convertible Preferred Stock will be filed with the State of Utah in February 1999.

     In January 1999, several creditors agreed to convert their debt to Series C preferred stock, with the conversion to be effective December 31, 1998. As of December 31, 1998 principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Series C preferred stock. Included in the conversion were $258,869.89 and $46,394.90 in principal and accrued interest, respectively, to related parties.


3.   Dispositions

     Casino Masquerade

     On December 23, 1998, the Company completed the dissolution of Casino Masquerade. The Company had operated the casino located in the Radisson Aruba Caribbean Hotel on the island of Aruba through February 28, 1998, at which time the hotel was closed for major repairs and renovations. Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000.

     Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. The Company recognized a gain of $183,856 in connection with the disposition.

     Destination Marketing Services, Inc.

     Effective October 1, 1998 the Company sold in a management buy-out all of the outstanding shares of common stock to DMS's president. The Company had acquired the common stock in January 1998 in exchange for $10,000 cash and a $69,000 10% note payable due in 1999. Under the terms of the buy-out, the Company will receive an aggregate of $20,000 over three years and will be indemnified against certain liabilities, including payroll taxes. DMS was not considered to be a significant subsidiary of the Company. The Company recognized a gain of $5,394 in connection with the disposition.

     The following unaudited proforma consolidated results of operations for the six months ended December 31, 1998 have been prepared as if the dispositions had occurred on July 1, 1998 and 1997:

                                    1998         1997

     Total revenues              $ 4,215,767   $ 4,195,262
     Income (loss) before
     extraordinary item              495,407    (1,299,152)
     Net income (loss)               495,407    (1,108,222)

     Income (loss) per share
     before extraordinary item          $.33         $(.87)
     Net income (loss) per share        $.33         $(.86)


4.   Earnings per share

     During the year ended June 30,1998, the Company adopted SFAS No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 did not result in a change in previously presented EPS for the three and six months ended December 31,1997.

     Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Dividends on Class B preferrd stock were not considered for any of the periods as they would be antidilutive.

     The computations of basic and diluted earnings per share for the periods ended December 31 are as follows:

      Numerator for basic and dilued EPS:        1998                1997
       Income (loss) available to common    3ME        6ME       3ME        6ME
       stockholders                    $  145,586   (217,200)   11,809 (140,623)

      Denominator:
       Weighted average shares          1,516,724  1,510,560 1,480,811 1,480,811
       Convertible debt
       securities                          22,500
       Preferred stock:
         Mandatory redeemable               2,750
         Convertible Class A               17,156
         Convertible Class C              405,977
         Stock-based compensation
                                           32,267

                                        1,997,374  1,510,560 1,480,811 1,480,811



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as
statements relating to future operating results, existing and expected competition, financing and refinancing sources and
availability and plans for future development or expansion
activities and capita expenditures.  Such forward-looking
statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development
and construction activities.   The following discussion and analysis
should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Global Casinos, Inc. and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests.
At December 31, 1998, the Company's consolidated financial statements consisted of the corporate office in Colorado Springs, Colorado; The Bull Durham Saloon & Casino in Black Hawk, Colorado; the Pelican Casino on the island of St. Maarten, Netherland Antilles; and Alaska Bingo Supply in Anchorage, Alaska.

The operations of the Company are seasonal. St. Maarten experiences a higher concentration of tourists from December through April.
The Pelican Casino's busy season counters the slow seasons of the Company's domestic operations. The Bull Durham experiences a significant increase in tourists` from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received. Consequently, its operations are the strongest from September through April when people do not tend to be outdoors.

Bull Durham Saloon and Casino

The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. In November, the casino completed its expansion project that increased the gaming space approximately 2,100 square feet. The casino now operates with 144 slot machines and three tables, and plans to open a fourth table in summer 1999. The Bull Durham employs an average of 56 full-time employees.

Pelican Casino

The Pelican Casino is located on the Dutch side of St. Maarten. Casino operations are prohibited on the French side of the island. The Pelican's customer base consists mainly of American and European tourists. The casino is located in one of the largest time-share complexes on the island, the Pelican Resort, which has over 700 rooms. The casino occupies 7,000 square feet and features 130 slot machines, eight black jack tables, three Caribbean Stud tables, two roulette wheels, one Let-it-Ride table, and one craps table. The Pelican employs an average of 66 full-time employees.

Alaska Bingo Supply

ABS is primarily engaged in the distribution of a full line of bingo related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. Charitable bingo is currently the sole form of legalized gaming in Alaska. With an approximate 30% market share, ABS is the largest distributor of bingo products in the state. ABS also receives rent income from the leasing of space to two bingo hall operators. ABS employs seven full-time employees.

Results of Operations - Six Months Ended December 31, 1998
Compared to the Six months Ended December 31, 1997

Although the Company incurred a net loss of $89,820 for the six months ended December 31, 1998, it was $50,803 lower than the loss for the same period in 1997 of $140,623. The net loss available to common stockholders was $217,200 for the six months ended December 31, 1998 compared to $140,623 for the period in 1997. The $76,577 increase in the loss was due to dividends paid on Class B preferred stock during the six months ended
December 31, 1998.

The results of operations for the six months ended December 31, 1998 were comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, and Destination Marketing (through September 30, 1998). The period in 1997 was comprised of Bull Durham, Pelican Casino, two months of Alaska Bingo Supply operations, Casino Las Vegas, and Casino Masquerade.

During the six months ended December 31, 1998, the Company sold its investments in Casino Masquerade and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party.

Revenues

The Company's revenues are generated from casino operations, sales of bingo products, and miscellaneous income that is comprised of food and beverage sales at the casinos and rental of bingo halls. Revenues for the six months ended December 31, 1998 were $4,753,515 compared to $6,032,443 for the 1997 period, a decrease of $1,458,928 or 24%. The decrease is due to the 1998 period not containing any revenues from Casino Masquerade and Casino Las Vegas. Casino Masquerade's operations ceased March
1998 in conjunction with the renovation of the hotel in which it was located, and the Company transferred its interest in Casino
Las Vegas to its minority interest partner in April 1998. Revenues from these two sources for the six months ended December 31, 1997 were $2,155,272.

Bull Durham's revenues increased $102,758 to $1,324,445 for the six months ended December 31, 1998 compared to $1,221,687 for the period in 1997. The increase is largely due to the expansion that opened November 1998. The Pelican Casino's revenues decreased $66,347 to $1,090,650 for the six months ended December 31, 1998 compared to $1,156,997 for the same period in the prior year. The decrease is due primarily to the occurrence of Hurricane George in September 1998 that caused the casino to be closed for three days and effected island tourism in general.

Alaska Bingo Supply's revenues increased $336,082 to $1,800,672 for the six months ended December 31, 1998 compared to $1,464,590 for the five months ended December 31, 1997. Besides including one more month of operations, Alaska Bingo's sales were 5% higher for the period in 1998 compared to the same period in 1997.

Expenses

Cost of sales increased $81,673 to $963,484 for the six months ended December 31, 1998 compared to $881,811 for the period in 1997. The increase is due to the period in 1998 including an additional month of Alaska Bingo operations. Alaska Bingo's gross profit is the same for both the six months ended December 31, 1998 and 1997.

Operating, general, and administrative expenses decreased $1,230,763 to $3,411,562 for the six months ended December 31, 1998 compared to $4,642,325 for the period in 1997. The decrease is primarily due to Casino Masquerade and Casino Las Vegas being fully operational during the six months ended December 31, 1997. Expenses for those two properties totaled $2,025,371 for the six months ended
December 31, 1997.

Depreciation and amortization costs decreased $194,422 to $372,873 for the six months ended December 31, 1998 compared to $567,295 for 1997. The decrease is due predominantly once again to Casino Masquerade and Casino Las Vegas being fully operational during the six months ended December 31, 1997. Bull Durham's depreciation increased 27% as it begins depreciating the fixed assets acquired through its expansion.

Other income net of expenses decreased $77,195 to $(170,767) for the six months ended December 31, 1998 compared to $(247,962) in 1997. Interest expense decreased approximately $27,358 due primarily to the conversion of the promissory note issued to the seller of ABS to Series B preferred stock in March 1998. In addition, the Company recognized $50,615 in unrealized gains on its marketable trading securities.

Extraordinary items decreased $124,829 to $66,101 for the six months ended December 31, 1998 compared to $190,930 in 1997. In
1998, the Company negotiated the reduction of principal and interest payments of two outstanding notes.

Management knows of no trends or uncertainties that will have, or are reasonably likely to have, a material impact on the income and expenses of the Company.

Liquidity and Capital Resources - December 31, 1998 compared to
June 30, 1998

The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls.

While the Company continues to face a shortage of working capital, the deficiency decreased by $334,332 to $(2,318,618) at December 31, 1998 from $(2,652,950) at June 30, 1998. Current assets increased to $2,063,101 at December 31, 1998 from $1,898,478 at June 30, 1998, an increase of $164,623 or 9%. Current liabilities decreased to $4,381,719 at December 31, 1998 from $4,551,428 at June 30, 1998, a decrease of $169,709 4%. The decrease in the working capital deficit was due to conversions of debt to equity and management's continued efforts to reduce operating costs.

Effective December 1998, the Company issued a new series of Class C preferred stock. The stock has a par value of $.01, is non-voting, and is convertible into common stock at a rate of $1.20. Holders of Class C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. As of December 31, 1998 principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred
stock.   Included in this transaction were principal and interest
of $299,720 and $64,943, respectively, to related parties which were converted into 303,886 shares of Class C preferred stock.

Also occurring during December 1998 was the conversion of $100,000 in principal and $16,722 in accrued interest into 36,669 shares of common stock, at a gain of $37,549. Principal of $150,000 was converted into 15,000 shares of Class B preferred stock. A creditor accepted payment of $15,000 for $43,552 in principal and accrued interest, resulting in a $28,552 gain. The Company will continue to work towards renegotiating its current debts to extend their maturities or obtain reduced payments.

In conjunction with the dissolution of Casino Masquerade, the Company received $400,000 in cash and hotel credits at the renovated Radisson Aruba Caribbean Hotel with a face value of $600,000. The Company used the cash proceeds to acquire marketable trading securities and make payments towards various accounts payable and debt. The hotel credits, being carried at $477,770, can be used for a six-year period commencing January 1, 2000. The Company intends to use the hotel credits for marketing purposes and as consideration for debt payments.

Net cash used in investing activities decreased  $608,258 to
$326,829 for the six months ended December 31, 1998 from $935,087 for the six months ended December 31, 1997.  The main reason for the decrease is that during the six months ended December 31, 1997, the Company used approximately $383,090, net of cash acquired, for the purchase of Alaska Bingo Supply.  The Company purchased $320,783 in fixed assets during the six months ended December 31, 1998, primarily for the expansion of Bull Durham, which opened November 1998. Management has established capital expenditure budgets for each subsidiary
to facilitate cash management.   The  Company purchased $62,669 less in
capital expenditures for the six months ended December 31, 1998 compared to the period in 1997.

The Company used $198,979 in cash for financing activities during the six months ended December 31, 1998 compared to financing activities providing $670,780 during the same period in the prior year. During 1998, $351,531 was used to pay dividends on and redeem shares of Series B preferred stock. Proceeds net of payments of long term debt and notes payable was $155,082 for the six months ended December 31, 1998 compared to $493,280 for the same period in the prior year, a decrease of $338,198. The Company is striving to reduce debt through cash flow from more efficient operations.

As of December 31, 1998 none the Company's subsidiaries have commercial bank credit facilities. Management is currently negotiating with several financial institutions to obtain revolving lines of credit for the operating subsidiaries to use for working capital during slow seasons.

The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management continues to negotiate with creditors of debt that remain in default. The Company also continues to explore acquisition opportunities. Management believes that these plans will result in increased liquidity and future profitability.


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



PART II.    OTHER INFORMATION

     Item 1.        Legal Proceedings

                    None, except as previously disclosed.

     Item 2(a).     Changes in Securities

                    Effective December 1998, the Company issued a new series of Class C preferred stock. The stock has a par value of $.01, is non-voting, and is convertible into common stock at a rate of $1.20. Holders of Class C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. As of December 31, 1998 principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock.

     Item 3.        Defaults Upon Senior Securities

                    None, except as previously disclosed.

     Item 4.        Submission of Matters to a Vote of Security Holders

                    None.

     Item 5.        Other Information

                    The Company received notification from the Nasdaq Stock Market of its possible delisting from Nasdaq due to several factors, including the Company's history of operating losses and its failure to satisfy Nasdaq's minimum net tangible asset requirement. The Company has taken steps to cure its net tangible asset deficiency and intends to adopt further measures in an effort to maintain its Nasdaq listing.

     Item 6(a).     Exhibits

                    The following exhibit is filed as a part of this Form 10-QSB pursuant to Item 601 of Regulation S-B:

                    A    Certificate of Designations,
                         Preferences, and Rights of Series C Convertible Preferred Stock of Global Casinos, Inc.

                    B Stock Purchase Agreement-Global Casinos, Inc. and Equitas, Corp

     Item 6(b).     Reports on Form 8-K

                    The following reports on Form 8-K were filed during the second quarter ended December 31, 1998:

                                                             Pro Forma
                          Date             Item              Financial
                                                             Statements
                    December 23,1998  Disposition of BPJ   Balance sheet as
                                      and DMS              of September 30,
                                                           1998

                                                           Statements of
                                                           Operations for the
                                                           Three Months Ended
                                                           September 30, 1998
                                                           and 1997

                    January   4, 1999 Resignation of Auditors




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL CASINOS, INC.



Date: February 19, 1999           By:   /s/ Stephen G.Calandrella
                                  Stephen G. Calandrella, President

Date: February 19, 1999           By:   /s/ Barbara G.Chacon
                                  Barbara C. Chacon, Chief Financial Officer