Form 10QSB
period 1999-03-31
GLOBAL CASINOS INC
filed 1999-05-21
CIK 727346

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 21, 1999 1,546,360 shares of Common Stock of the
Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [ X ]


INDEX

PART 1.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets at March 31, 1999 (unaudited) and June 30, 1998

               Statements of Operations for the Three Months
               Ended March 31, 1999 (unaudited) and March 31, 1998
               (unaudited)

               Statements of Operations for the Nine months
               Ended March 31, 1999 (unaudited) and March 31, 1998
               (unaudited)

               Statements of Cash Flows for the Nine months
               Ended March 31, 1999 (unaudited) and March 31, 1998
               (unaudited)

               Notes to Unaudited Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.       OTHER INFORMATION



PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. ("the Company", "Global") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and its results of operations for the three and nine-month periods ended March 31, 1999 and 1998 and its cash flows for the nine-month periods ended March 31, 1999 and 1998. The Company's balance sheet as of June 30, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.



                   Global Casinos, Inc. and Subsidiaries
                        Consolidated Balance Sheets


                                                    March 31,1999  June 30,1998
                                                     (unaudited)


                            ASSETS

Current assets:
  Cash                                                  671,481       722,893
  Restricted cash                                       140,450       140,450
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
    of $64,410 and $26,140 at March 31, 1999
    and June 30, 1998                                   419,705       371,602
   Related parties                                      127,020        16,282
  Inventory                                             297,719       284,978
  Prepaid rent                                          141,573       192,800
  Current portion of notes receivable                    63,642        60,623
  Marketable trading securities                         273,387        12,980
  Other                                                 108,147        95,870

    Total current assets                              2,243,124     1,898,478

Land, buildings and equipment:
  Land                                                  526,550       526,550
  Buildings                                           4,367,285     4,043,870
  Equipment                                           2,036,743     2,040,944

                                                      6,930,578     6,611,364
  Accumulated depreciation                           (1,686,953)   (1,460,096)

                                                      5,243,625     5,151,268

Other assets:
  Leasehold rights and interests and contract
   rights, net of amortization of $684,396 and
   $1,199,095 at March 31, 1999 and June 30, 1998     1,605,541     2,643,348
  Goodwill, net of amortization of $200,417
   and $110,230 at March 31, 1999 and June 30, 1998   1,964,087     2,054,275
  Hotel credits                                         485,572
  Notes receivable, net of current portion,
   including receivables in default                     262,271       290,340
  Other assets, net of amortization of $35,922
   and $23,700 at March 31, 1999 and June 30, 1998       15,466        24,197

                                                      4,332,937     5,012,160

                                                     11,819,686    12,061,906


                                 (Continued)


                   Global Casinos, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                                (Continued)

                                                  March 31,1999  June 30,1998
                                                   (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  521,892          673,381
  Accrued expenses                                1,323,940        1,344,466
  Accrued interest, including $5,662 and
   $40,431 to related parties at March 31, 1999
   and June 30, 1998                                247,053          294,131
  Note payable                                      323,322          245,000
  Current portion of long-term debt,
   including debt in default and
   $240,132 and $367,351 to related
   parties at March 31, 1999
   and June 30, 1998                              1,820,191        1,920,950
  Mandatory redeemable convertible Class A
   preferred stock, in default                                        33,500
  Other                                              40,000           40,000

    Total current liabilities                     4,276,398        4,551,428

Long-term debt, less current portion              2,680,070        3,212,472
Other                                                12,056           12,056

                                                  2,692,126        3,224,528
Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible: 10,000,000
   shares authorized
   Class A - $2 par value, nonvoting; 96,500
    and 109,000 shares issued and outstanding
    at March 31, 1999 and June 30, 1998             193,000          218,000
   Class B - $.01 par value, nonvoting; 308,498
    and 329,178 shares issued and outstanding at
    March 31, 1999 and June 30, 1998                  3,085            3,292
   Class C - $.01 par value, voting; 487,172
    shares issued and outstanding                     4,872
  Common stock - $.05 par value; 50,000 shares
   authorized; 1,546,360 and 1,504,344 shares
   issued and outstanding at March 31, 1999
   and June 30, 1998                                 77,318           75,217
  Additional paid-in capital                     13,037,561       12,551,458
  Accumulated deficit                            (8,464,674)      (8,562,017)

                                                  4,851,162        4,285,950

                                                 11,819,686       12,061,906


                                       See accompanying notes.



                        Global Casinos, Inc. and Subsidiaries
                        Consolidated Statements of Operations
                         For the Three Months Ended March 31
                                   (Unaudited)


                                                         1999           1998
Revenues:
  Casino                                              1,606,593      2,394,434
  Bingo                                                 891,410        722,272
  Food and beverage                                      34,098         45,772
  Other                                                   7,417         13,118

                                                      2,539,518      3,175,596
Expenses:
  Cost of sales                                         487,657        436,262
  Operating, general, and administrative              1,389,976      1,999,926
  Depreciation and amortization                         213,737        262,154

                                                      2,091,370      2,698,342

Income from operations                                  448,148        477,254
Other income (expense):
  Interest income                                        15,868         15,971
  Interest expense, including $5,662 and $4,857
   to related parties at March 31, 1999 and 1998        (95,135)      (175,138)
  Unrealized net gain on marketable trading securities    2,768          1,008

                                                        (76,499)      (158,159)

Income before minority interest and extraordinary item  371,649        319,095
Extraordinary item - gain from restructuring of debt     11,500          6,279

Net income                                              383,149        325,374
Dividends on Class B preferred stock                    (68,605)

Net income available to common stockholders             314,544        325,374

Earnings per common share:
  Income from continuing operations                        0.19           0.21
  Extraordinary item                                       0.01
  Net income available to common stockholders              0.20           0.21

Earnings per common share - assuming dilution:
  Income from continuing operations                        0.14           0.21
  Extraordinary item                                       0.01
  Net income available to common stockholders              0.15           0.21


                                See accompanying notes.


                         Global Casinos, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                          For the Nine Months Ended March 31
                                      (Unaudited)


                                                   1999            1998
Revenues:
  Casino                                        4,191,673        6,799,400
  Bingo                                         2,682,217        2,182,362
  Food and beverage                                89,371          137,500
  Other                                           149,771           60,867

                                                7,113,032        9,180,129
Expenses:
  Cost of sales                                 1,451,141        1,318,076
  Operating, general, and administrative        4,802,238        6,532,615
  Depreciation and amortization                   586,610          845,316
  Gain on sale of investment in subsidiaries     (189,250)

                                                6,650,739        8,696,007

Income from operations                            462,293          484,122
Other income (expense):
  Interest income                                  31,025           32,008
  Interest expense, including $28,511 and
   $30,240 to related parties at March 31, 1999
   and 1998                                      (331,675)        (504,986)
  Unrealized net gain on marketable trading
   securities                                      54,083            1,008

                                                 (246,567)        (471,970)

Income before minority interest and
 extraordinary item                               215,726           12,152
Minority interest in income of subsidiary                          (24,609)

Income (loss) before extraordinary item           215,726          (12,457)
Extraordinary item - gain from
 restructuring of debt                             77,601          197,209

Net income                                        293,327          184,752
Dividends on Class B preferred stock             (195,985)

Net income available to common stockholders        97,342          184,752

Earnings per common share:
  Income (loss) from continuing operations           0.01            (0.01)
  Extraordinary item                                 0.05             0.13
  Net income available to common stockholders        0.06             0.12

Earnings per common share - assuming dilution:
  Income from continuing operations                  0.01            (0.01)
  Extraordinary item                                 0.03             0.13
  Net income available to common stockholders        0.04             0.12


                                See accompanying notes.


                       Global Casinos, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                        For the Nine Months Ended March 31
                                   (Unaudited)


                                                             1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities              460,400     626,677

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (375,968)   (250,684)
  Collections on notes receivable                           45,050      34,544
  Purchase of marketable securities                       (201,524)    (36,813)
  Settlement upon termination of operating lease           400,000
  Acquisition of Alaska Bingo Supply, net of cash acquired            (383,090)
  Issuances of notes receivable                                        (64,778)
  Distribution to minority interest                                    (55,716)

    Net cash used in investing activities                 (132,442)   (756,537)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt                    (174,640)   (590,677)
  Issuances of long-term debt                              254,911     474,879
  Principal payments of notes payable                      (71,678)
  Borrowings against notes payable                         150,000      50,000
  Issuance of common stock                                             187,500
  Payment of mandatory redeemable preferred stock           (2,500)    (17,500)
  Redemption of Class B preferred stock                   (356,783)
  Payment of dividends on Class B preferred stock         (178,680)

    Net cash (used in) provided by financing activities   (379,370)    104,202

Net (decrease) increase in cash                            (51,412)    (25,658)
Cash at beginning of year                                  722,893   1,048,371

Cash at end of year                                        671,481   1,022,713



                                   (Continued)


                     Global Casinos, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                      For the Nine Months Ended March 31
                                  (Continued)
                                  (Unaudited)


                                                             1999        1998

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                    233,608    177,902

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Mandatory redeemable preferred stock converted
   to common stock                                            3,500
  Debt and accrued interest converted to common stock       124,096     89,000
  Debt converted to Class B preferred stock                 150,000
  Debt and accrued interest converted to Class C
   preferred stock, including $364,663 to related parties   584,605
  Class A preferred stock converted to common stock          25,000
  Dividends accrued on Class B and Class C preferred stock   17,304


  Acquisition of Alaska Bingo Supply:
    Fair value of assets acquired                                      620,587
    Intangible assets                                                  3,863,614
    Liabilities assumed                                               (101,111)
    Fair value of assets exchanged                                   (4,000,000)

    Cash received, net of cash acquired                                383,090



                             See accompanying notes.



                Global Casinos, Inc. & Subsidiaries
             Notes to Consolidated Financial Statements
                    March 31, 1999 (Unaudited)

1.   Organization

     At March 31, 1999, and for the three and nine months ended March 31, 1999 and 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Casinos USA, Inc. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham
           Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

           Global Pelican N.V. ("Pelican"), a St. Maarten limited liability company located on the island of St. Maarten in the Netherlands Antilles.

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


2.   Equity conversion

     In January 1999, the Board of Directors of the Company ratified the issuance of the newly designated Series C preferred stock. The stock has a par value of $.01, is voting, and is convertible into common stock at a rate of $1.20. Holders of Series C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

     In January 1999, several creditors agreed to convert their debt to Series C preferred stock, with the conversion to be effective December 31, 1998. Principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Series C preferred stock. Included in the conversion were $258,869.89 and $46,394.90 in principal and accrued interest, respectively, to related parties.

3.   Dispositions

     Casino Masquerade

     On December 23, 1998, the Company completed the dissolution of Casino Masquerade. The Company had operated the casino located in the Radisson Aruba Caribbean Hotel on the island of Aruba through February 28, 1998, at which time the hotel was closed for major repairs and renovations. Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. At March 31, 1999, the hotel credits are recorded at their estimated present value of $485,572.

     Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. The Company recognized a gain of $183,856 in connection with the disposition.

     Destination Marketing Services, Inc.

     Effective October 1, 1998 the Company sold in a management buy-out all of the outstanding shares of common stock which it had acquired in January 19998 to DMS's president. Under the terms of the buy-out, the Company will receive an aggregate of $20,000 over three years and will be indemnified against certain liabilities, including payroll taxes. DMS was not considered to be a significant subsidiary of the Company. The Company recognized a gain of $5,394 in connection with the disposition.

     The following unaudited proforma consolidated results of operations for the nine months ended March 31, 1999 and 1998 have been prepared as if the dispositions had occurred on July 1, 1998 and 1997:

                                 1999         1998

     Total revenues              $6,755,284   $6,462,979
     Income (loss) before
      extraordinary item            800,592   (1,310,169)
     Net income (loss)              878,553   (1,137,569)

     Income (loss) per share
      before extraordinary item  $      .53   $     (.90)
     Net income (loss) per
      share                      $      .58   $     (.79)



4.   Preliminary Lease and Operating Agreement- Casino Calypsso

     The Company has reached a preliminary agreement with the management of the Hotel Calypsso in Salinas, Ecuador to lease approximately 3,500 square feet within the hotel to operate a casino. The casino's operations will not be significant to the Company's consolidated financial statements. As of March 31, 1999, the Company had invested approximately $121,000 toward the development of the casino. The investment is being classified as a related party accounts receivable until such time as the agreement is finalized.

5.   Marketable trading securities

     Included in marketable trading securities at March 31, 1999 are 300,000 shares of First Entertainment (FEI) common stock with a recorded value of $.30 per share. In May 1997, the Company divested itself of its investment in Global Internet after it became aware that Internet gaming could impair its Colorado state gaming license. The Company sold a convertible promissory note, advances, and interest receivable with a recorded value of $375,000 for 30,000 shares of FEI Class B preferred stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25. In addition, it sold 1,500,000 Global Internet shares in exchange for 1,500,000 FEI warrants convertible into 1,500,000 shares of FEI common stock at $1.00 per share for a period of five years.

     As FEI was thinly capitalized and did not appear at the time to have the resources available to continue development of Global Internet, the Company fully expensed its investment in FEI. In December 1998, the Company converted all of its FEI Class B preferred stock into common stock and recorded the investment at the reported market value of $.30 per share. The Company did not record or assign a value to the convertible warrants. At March 31, 1999 FEI common stock had a market value of $1.20 per share. The Company did not recognize an unrealized gain of its investment in FEI as the shares were restricted and salability was questionable. The Company will recognize gains or losses based upon future actual transactions involving FEI common shares or warrants.

6.   Earnings per share

     During the year ended June 30,1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month and nine-month periods ended March 31, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock and the conversion of Class B and C preferred stock. The adoption of SFAS No. 128 did not result in a change in previously presented EPS for the three and nine months ended March 31, 1998.

     The following table reconciles the basic to diluted earnings per share calculation:

                                                1999               1998
                                           3 ME     9 ME      3 ME       9 ME
     Income available to
     common stockholders -basic      $  314,544 $   97,344 $  325,374 $  184,752
     Less dividends on preferred
      stock                             (8,728)    (7,494)

     Income available to common
      stockholders - diluted         $  305,816 $   89,850 $  325,374 $  184,752

     Weighted average shares - basic  1,545,344  1,521,985  1,499,891  1,446,448
       Options                            6,667     39,099
       Convertible Class B
        preferred stock                  30,850     30,850
       Convertible Class C
        preferred stock                 405.977    405,977

     Weighted average shares -
        diluted                       1,988,838  1,997,911  1,499,891  1,446,448



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

Overview

Global Casinos, Inc. and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 1999, the Company's consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; The Bull Durham Saloon & Casino in Black Hawk, Colorado; the Pelican Casino on the island of St. Maarten, Netherlands Antilles; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska.

The operations of the Company are seasonal. St. Maarten experiences a higher concentration of tourists from December through April. The Pelican Casino's busy season counters the slow seasons of the Company's domestic operations. The Bull Durham experiences a significant increase in tourists from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received. Consequently, its operations are the strongest from September through April when people do not tend to be outdoors.

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

Results of Operations - Nine Months Ended March 31, 1999 Compared to the Nine months Ended March 31, 1998

The Company earned net income of $293,327 for the nine months ended March 31, 1999, which was an increase of $108,575 compared to the same period in 1998 of $184,752. Net income available to common stockholders was $97,342 for the nine months ended March 31, 1999 compared to $184,752 for the period in 1998. The $87,410 decrease in income was due to gains from debt restructuring offset by dividends paid on Class B preferred stock.

The results of operations for the nine months ended March 31, 1999 were comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, and Destination Marketing (through September 30, 1998). The period in 1998 was comprised of Bull Durham, Pelican Casino, eight months of Alaska Bingo Supply operations, Casino Las Vegas, and Casino Masquerade.

During the second quarter of 1999, the Company sold its investments in BPJ Holdings ("BPJ") and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company, through BPJ, had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. At March 31, the hotel credits are recorded at their estimated present value of $485,572. Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. The Company transferred its interest in Casino Las Vegas to its minority interest partner in April 1998.

Revenues

The Company's revenues are generated from casino operations, sales of bingo products, and miscellaneous income that is comprised of food and beverage sales at the casinos and rental of bingo halls. Revenues for the nine months ended March 31, 1999 were $7,113,032 compared to $9,180,129 for the 1998 period, a decrease of $2,067,097 or 23%. The decrease is due to the 1999 period not containing any revenue from Casino Masquerade and Casino Las Vegas. Revenues from these two sources for the nine months ended March 31, 1998 were $3,138,292.

Bull Durham's revenues increased $242,282 to $2,044,644 for the nine months ended March 31, 1999 compared to $1,802,362 for the period in 1998. The increase is largely due to the expansion that opened November 1998. The Pelican Casino's revenues decreased $16,334 to $2,013,956 for the nine months ended March 31, 1999 compared to $2,030,289 for the same period in the prior year.

Alaska Bingo Supply's revenues increased $506,502 to $2,696,685 for the nine months ended March 31, 1999 compared to $2,190,183 for the eight months ended March 31, 1998. Besides including one more month of operations, Alaska Bingo's sales were 11% higher for the period in 1999 compared to the same period in 1998.

Expenses

Cost of sales increased $133,065 to $1,451,141 for the nine months ended March 31, 1999 compared to $1,318,076 for the period in 1998. The increase is due to the period in 1999 including an additional month of Alaska Bingo operations. Alaska Bingo's gross profit is the same for both the nine months ended March 31, 1999 and 1998 at approximately 56%.

Operating, general, and administrative expenses decreased $1,730,377 to $4,802,238 for the nine months ended March 31, 1999 compared to $6,532,615 for the period in 1998. The decrease is primarily due to Casino Masquerade and Casino Las Vegas being operational during the nine months ended March 31, 1998. Expenses for those two properties totaled $2,512,490 for the nine months ended March 31, 1998.

Depreciation and amortization costs decreased $258,706 to $586,610 for the nine months ended March 31, 1999 compared to $845,316 for 1998. The decrease is due predominantly once again to Casino Masquerade and Casino Las Vegas being fully operational during the nine months ended March 31, 1998. Bull Durham's depreciation increased 22% due to depreciation of fixed assets acquired through its expansion.

Other income net of expenses decreased $225,403 to $(246,567) for the nine months ended March 31, 1999 compared to $(471,970) in 1998. Interest expense decreased approximately $173,311 due primarily to the conversion of the promissory note issued to the seller of ABS to Series B preferred stock in March 1998. In addition, the Company recognized $53,075 in unrealized gains on its marketable trading securities.

Extraordinary items decreased $119,608 to $77,601 for the nine months ended March 31, 1999 compared to $197,209 in 1998.
Extraordinary items relate to gains from debt restructuring and extinguishment.

Management knows of no trends or uncertainties that will have, or are reasonably likely to have, a material impact on the income and expenses of the Company.

Liquidity and Capital Resources - March 31, 1999 compared to
June 30, 1998

The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls.

While the Company continues to face a shortage of working capital, the deficiency decreased by $619,676 to $(2,033,274) at March 31, 1999 from $(2,652,950) at June 30, 1998. Current assets increased to $2,243,124 at March 31, 1999 from $1,898,478 at June 30, 1998, an increase of $344,646 or 18%. Current liabilities decreased to $4,276,398 at March 31, 1999 from $4,551,428 at June 30, 1998, a decrease of $275,030 or 6%. The decrease in the working capital deficit was due mainly to conversions of debt to equity and management's continued efforts to reduce operating costs. Increases in accounts receivable and purchases of marketable securities also reflected positively on reducing the working capital deficit.

Effective December 1998, the Company issued a new series of Class C preferred stock. The stock has a par value of $.01, is voting, and is convertible into common stock at a rate of $1.20. Holders of Class C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. Principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock. Included in this transaction were principal and interest of $299,720 and $64,943, respectively, to related parties which were converted into 303,886 shares of Class C preferred stock.

During the nine months ended March 31, 1999, certain debt restructurings resulted in gains reported as extraordinary items. In December 1998, $100,000 of principal and $16,722 in accrued interest was converted into 36,669 shares of common stock, at a gain of $37,549. Principal of $150,000 was converted into 15,000 shares of Class B preferred stock. A creditor accepted payment of $15,000 for $43,552 in principal and accrued interest, resulting in a $28,552 gain. The holder of $27,500 of mandatory redeemable preferred stock accepted payment of $16,000, resulting in a $11,500 gain. The Company will continue to work toward renegotiating its current debts to extend their maturities or obtain reduced payments.

In conjunction with the dissolution of Casino Masquerade, the Company received $400,000 in cash and hotel credits with a face value of $600,000 at the renovated Radisson Aruba Caribbean Hotel. The Company used the cash proceeds to acquire marketable trading securities and make payments toward various accounts payable and debt. The hotel credits, with an estimated present value of $485,572 at March 31, 1999, can be used for a six-year period commencing January 1, 2000. The Company intends to use the hotel credits for marketing purposes and as consideration for debt payments.

Net cash provided by operating activities decreased $166,277 to $460,400 for the nine months ended March 31, 1999 compared to $626,677 for the same period in 1998. The decrease reflects management's' continuing efforts to reduce overhead and pay liabilities more currently.

Net cash used in investing activities decreased $624,095 to $132,442 during the nine months March 31, 1999 compared to $756,537 for the same period in 1998. The main reason for the decrease is that the Company used $383,090, net of cash acquired, for the purchase of Alaska Bingo Supply in fiscal year 1998 versus receiving $400,000 in fiscal year 1999 as part of the Casino Masquerade lease settlement. The Company purchased $125,284 more in fixed assets during the nine months ended March 31, 1999 compared to the period in 1998, primarily for the expansion of Bull Durham.

Potential development - Salinas, Ecuador

The Company has reached a preliminary agreement with the management of the Hotel Calypsso in Salinas, Ecuador to lease approximately 3,500 square feet within the hotel to operate a casino. Salinas is a beach resort city located approximately two hours from Guayaquil, the largest city in Ecuador. The casino's customers will be primarily
Ecuadorian and South American tourists with most activity occurring on weekends and from November through May. The casino's operations, which will not be significant to the Company's consolidated financial statements, will consist mainly of slot machines and some table games. As of March
31, 1999, the Company had invested approximately $121,000 toward the development of the casino. The investment is being classified as a related party accounts receivable until such time as the agreement is finalized.

During the nine months ended March 31, 1999, the Company purchased $164,711 more in marketable securities compared to the period in 1998The securities are held for trade and are
valued at their current market value.   Included in
marketable securities at March 31, 1999 are 300,000 shares of First Entertainment (FEI) common stock with a recorded value of $.30 per share. In May 1997, the Company divested itself of its investment in Global Internet after it became aware that Internet gaming could impair its Colorado state gaming license. The Company sold a convertible promissory note, advances, and interest receivable with a recorded value of $375,000 for 30,000 shares of FEI Class B preferred stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25. In addition, it sold 1,500,000 Global Internet shares in exchange for 1,500,000 FEI warrants convertible into 1,500,000 shares of FEI common stock at $1.00 per share for a period of five years.

As FEI was thinly capitalized and did not appear at the time to have the resources available to continue development of Global Internet, the Company fully expensed its investment in FEI. In December 1998, the Company converted all of its FEI Class B preferred stock into common stock and recorded the investment at the reported market value of $.30 per share. The Company did not record or assign a value to the convertible warrants. At March 31, 1999 FEI common stock had a market value of $1.20 per share. The Company did not recognize an unrealized gain of its investment in FEI as the shares were restricted and salability was questionable. The Company will recognize gains or losses based upon future actual transactions involving FEI common shares or warrants.

The Company used $379,370 in cash for financing activities during the nine months ended March 31, 1999 compared to financing activities providing $104,202 during the same period in 1998. During 1999, $535,463 was used to pay dividends on and redeem shares of Series B preferred stock. Proceeds in excess of payments of long term debt and notes payable was $158,593 for the nine months ended March 31, 1999 compared to payments in excess of proceeds of $65,798 for the same period in the prior year, an increase of $224,421.

As of March 31, 1999 none the Company's subsidiaries have commercial bank credit facilities. Management is currently negotiating with several financial institutions to obtain revolving lines of credit for the operating subsidiaries to use for working capital during slow seasons.

The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management continues to negotiate with creditors of debt that remain in default. The Company also continues to explore acquisition opportunities. Management believes that these plans will result in increased liquidity and future profitability.

Year 2000 Issue

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

                None, except as previously disclosed.

     Item 3.    Defaults Upon Senior Securities

                None, except as previously disclosed.

     Item 4.    Submission of Matters to a Vote of Security Holders

                None.

     Item 5.    Other Information

                As previously disclosed, the Company received notification from the Nasdaq Stock Market of its possible delisting from Nasdaq due to several factors, including the Company's history of operating losses and its failure to satisfy Nasdaq's minimum net tangible asset requirement. The Company has taken steps to cure its net tangible asset deficiency and intends to adopt further measures in an effort to maintain its Nasdaq listing.

     Item 6(a). Exhibits

                None, except as previously disclosed.

     Item 6(b). Reports on Form 8-K

                The following reports on Form 8-K were filed during the third quarter ended March 31, 1999:

                        Date                 Item
                  January 4,1999    Resignation of Auditors



                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GLOBAL CASINOS, INC.


Date:  May   21, 1999     By:/s/Stephen G. Calandrella
                                Stephen G. Calandrella, President

Date:  May   21, 1999     By:/s/Barbara C. Chacon
                                Barbara C. Chacon, Chief Financial Officer