Form 10KSB
period 1999-06-30
GLOBAL CASINOS INC
filed 1999-10-13
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended June 30, 1999

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ______ to _______

                 Commission file number 0-15415

                       GLOBAL CASINOS, INC
      (Exact Name of Registrant as Specified in its Charter)

          Utah                                87-0340206
  (State or other jurisdiction              I.R.S. Employer
  of incorporation or organization)       Identification number

  5373 North Union Blvd, Suite 100, Colorado Springs, Colorado 80918
 (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code:(719) 590-4900

          _____________________________________________
      (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [  x  ]

The Issuer's revenues for the fiscal year ended June 30, 1999 were $9,069,329. As of September 30, 1999, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, as quoted on the "pink sheets" published by the National Quotation Bureau, Inc., held by non-affiliates of the Issuer was approximately $1,096,050. As of September 30, 1999, 1,546,360 shares of Common Stock of the Issuer were outstanding.


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

5. Incorporated by reference from the Company's Current Report on Form 8-K, dated July 15, 1995, as filed with the Commission on July 31, 1995, as amended on Form 8-K/A-1 filed with the Commission on August 31, 1995.

6. Incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993, as filed with the Commission on December 3, 1993.

7. Incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994, as filed with the Commission on March 3, 1994.

8. Incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994, as filed with the Commission on May 13, 1994.

9. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1994, as filed with the Commission on June 10, 1994.

10.  Incorporated by reference from Casinos U.S.A., Inc.'s
     Corrected Second Amended Disclosure Statement, dated September 16, 1996, as filed with the Commission on October 31, 1996.

11. Incorporated by reference from the Company's Current Report on Form 8-K, dated August 1, 1997, as filed with the Commission on August 14, 1997.

12. Incorporated by reference from the Company's Current Report on Form 10KSB, dated October 7, 1997, as filed with the Commission on October 14, 1997.

13. Incorporated by reference from the Company's Amended Report on Form 8-K, dated October 7, 1997, as filed with the Commission on October 14, 1997.

14. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 11, 1998, as filed with the Commission on June 15, 1998; as Amended June 11, 1998, and filed with the
     Commission on July 7, 1998.

15. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, as amended and filed with the Commission on December 23, 1998.

16. Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on January 8, 1999, as amended on Current Report on Form 8-K/A as filed with the Commission on September 2, 1999.


                  FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     Global Casinos, Inc. ("the Company", "Global Casinos", or "Global") and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties, and other related interests. Global was organized under the laws of the State of Utah on June 8, 1978.

     At June 30, 1999, Global's subsidiaries operating as casinos consisted of Casinos U.S.A, Inc., a Texas corporation, ("Casinos U.S.A") and Global Pelican, N.V., a St. Maarten corporation, ("Global Pelican") and Global Central Corporation, a Colorado corporation, ("Global Central"). Casinos U.S.A. owns and operates the Bull Durham Saloon & Casino in Black Hawk, Colorado ("the Bull Durham") Global Pelican owns and operates the Pelican Casino in St. Maarten, Netherlands Antilles, and Global Central operates the Tollgate Casino and Saloon in Central City, Colorado (the "Tollgate"). Global's subsidiary Global Alaska Industries, Inc., an Alaska corporation, ("Global Alaska") owns Alaska Bingo Supply, Inc., an Alaska corporation, ("ABS") in Anchorage, Alaska. ABS is primarily engaged in the distribution of a full line of bingo related products. It also leases facilities to two bingo hall operations.

     From 1993 through 1995, the Company, through its wholly-owned subsidiary Global International, Inc. ("Global
International), operated Casino Lazurnaya in Sochi, Russia.
Global International also operated Casino Las Vegas in Bishkek,
Kyrgystan from 1995 through 1998.

     Beginning April 1994, the Company, through its wholly-owned subsidiary BPJ Holdings N.V. ("BPJ"), operated Casino Masquerade located in Aruba, Netherlands Antilles. In February 1998, the casino closed and, effective December 31, 1998, the Company sold its interest in BPJ to a third party.

     In January 1998, the Company, through its wholly-owned subsidiary, Destination Marketing Services ("DMS"), acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company. Effective October 1, 1998 the Company sold in a management buy-out all of the outstanding shares of common stock of DMS to its president in consideration of a promissory note.

Description of Operations

     Casinos U.S.A. - The Bull Durham

     Background. Casinos U.S.A. was acquired on November 19, 1993. Global Casinos acquired 100% of the outstanding common stock of Casinos U.S.A., a Texas corporation, and Lincoln Corporation ("Lincoln") and Woodbine Corporation ("Woodbine"), both South Dakota corporations, in exchange for 253,500 of the Company's common stock. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively, both located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.

     In October 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code as it was in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. In January 1997, the Court approved the Debtor's Second Amended Plan of Reorganization, and in February 1998 the bankruptcy was discharged upon being fully administered.

     Operations. The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. The Company through its acquisition of Casinos U.S.A. has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds a retail liquor license issued by the State of Colorado, and offers limited food service in addition to beverages.

     Presently, the casino occupies approximately 7,200 square feet. In November 1998, an expansion project that increased the gaming space by 2,500 square feet, and allowed the casino to offer 26 more slot machines and two more table games was completed. As currently configured, the casino has 147 slot machines available for play: 93 real slot machines and another 54 video slot machines; and has three table games: two standard blackjack tables and one three card poker table. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,674,210 in debt.

     The Bull Durham's customer base consists primarily of day visitors from Denver. Gamblers arrive on buses, which are provided by the major casinos. A new city bus stop was built adjacent to the casino in 1999.

     Bankruptcy Plan of Reorganization. Under the terms of the Bankruptcy Plan of Reorganization which was confirmed in 1997, the creditors holding the three deeds of trust encumbering the Bull Durham property also hold warrants exercisable to purchase up to 80% of the equity securities of Casinos U.S.A. The warrants are exercisable for nominal cost, but only in the event there occurs certain triggering events, such as a sale of the property or a substantial refinancing. If the debts underlying the deeds of trust are amortized and paid in full, the warrants terminate. However, the existence of the warrants restricts the Company's ability to undertake certain transactions without the consent of the creditors.

     Also under the Plan of Reorganization, Global Casinos, as the operator of the Bull Durham, has been limited to receiving only a $7,500 per month management fee, with all the excess net cash flow from casino operations required to be paid to the casino's unsecured and certain secured creditors under a schedule set forth in the Plan. In July 1999, Global Casinos acquired all the outstanding unsecured debt of Casinos U.S.A., whereupon Global Casinos became entitled to receive 50% of net cash flow from casino operations with the other 50% payable to the mortgage holders. The amount of $128,215 which Global Casinos paid on behalf of Casinos U.S.A. represents an intercompany indebtedness from the subsidiary to the parent.

     Regulation. The Bull Durham began gaming operations in 1993 as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet. The Bull Durham operates under a gaming license issued to the Company.

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

     The Company has been granted a casino tavern license issued under the Colorado Liquor Code for the Bull Durham and Tollgate. As revised in 1993, the Colorado Liquor Code now includes a casino tavern license issuable to duly licensed and operating limited gaming casinos.

     Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at both the federal and state levels. Colorado imposes a variable gaming tax on "adjusted gross proceeds", which includes the total amount of all wagers made by players less all payments received by such players. With regard to games of poker, adjusted gross proceeds means any sums wagered in the poker hand which may be retained by the operator of the gaming establishment. Commencing July 1999 the tax ranges from .25 percent to two percent of adjusted gross proceeds ranging from the first $2,000,000 to proceeds in excess of $4,000,000, respectively. In addition, the cities of Black Hawk and Central City assess "device fees" on each gaming unit utilized in a casino. Colorado withdrew its device fee assessment beginning July 1999.

     Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.

     Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations, with new competitors entering the market. There are now 18 casinos operating in the Black Hawk market and two more additional casinos under construction and scheduled to open at the beginning of the year 2000. Additionally, there are 12 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. The Bull Durham Casinos and three others make up the small casinos, while the other 14 properties are medium to large casinos. There are currently 7,115 gaming devices in the Black Hawk market and 2,717 gaming devices in the Central City market. Based upon these figures, the Bull Durham Casino currently represents only 2.1% of the Black Hawk market. The Bull Durham attempts to stay competitive by providing personal customer service, innovative marketing promotions and state-of-the-art gaming devices.

     Seasonality. Because the Bull Durham Casino is located in a small mountain community west of Denver, it experiences its peak business during the summer months when weather conditions are more favorable. The winter months tend to be substantially slower when weather conditions reduce the amount of traffic through the town.

     Global Pelican - Pelican Casino

     Background. On August 1, 1996, Global Pelican entered into a cancelable management and operating lease agreement to lease and operate the Pelican Casino located on the island of St. Maarten. The original term of the lease is for five years, with options to renew for three additional five-year terms. The agreement provided that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The agreement states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the agreement. At June 30, 1999, the equipment still remains subject to liens and encumbrances, and Global Pelican is renegotiating the lease and equipment purchase with the lessor.

     Operations. The Company has operated the Pelican Casino, located on the island of St. Maarten, since August 1996. The casino sits on the west side of the island which is controlled by the Dutch. The French control the east side of the island. Daily direct flights leave from major East Coast cities during the winter months, and the island is a popular destination for both Americans and Europeans.

     The Pelican Casino is located in one of the largest time-share complexes on the island, the Pelican Resort, which has over 700 rooms. The casino occupies 7,000 square feet and features 140 slot machines, five black jack tables, two Pelican Poker, two roulette wheels, one craps table, and one Let-it-Ride table.

     Regulation. In order to operate, the Pelican Casino requires an operating gaming license and business license. Global Pelican has obtained a business license and is eligible to obtain its own gaming license, if it chooses to do so. Since opening, however, Global Pelican has operated under its lessor's gaming license in order to avoid paying the additional gaming licensing fee.

     While there is no gaming commission on St. Maarten, government inspectors are present at the entrances of all casinos on the island for the stated purpose of controlling access of island residents to the casinos. The casino is charged fees for these inspectors. At June 30, 1999, Global Pelican had accrued a total of $1,168,531 in unpaid inspector fees. While the government could theoretically close the casino due to the delinquency in the payment of these fees, it is a matter of custom and practice on the island for the casinos to only pay a portion of the fees charged and accrue the balance, since there exists substantial political impediments to the government exercising its ability to close the casinos.

     Competition. There are numerous national and international corporations and entities engaged in the business of attempting to develop casinos throughout the world. There are currently 11 casinos on the island of St. Maarten, with six in the immediate vicinity. Caribbean resort islands have few barriers to entry of new participants in the gaming business. The Company expects that it will have to operate competitively in these markets and to respond to challenges from competitors that have substantially greater financial and personnel resources than the Company.

     Seasonality. St. Maarten is an independent nation comprising part of the Netherlands Antilles along with Curacao and Bonnaire. The islands have experienced accelerated international recognition as a premier Caribbean resort destination, hosting millions of tourists each winter season. An advantage gained by the Company in acquiring the casinos in the Caribbean is the counter-cyclic effect that its high winter season has with the Company's domestic operations. Typically, Caribbean destination resorts experience the highest concentration of tourism from December through April of each year.

     Global Alaska - Alaska Bingo Supply

     Background. On August 1, 1997, the Company, through its wholly-owned subsidiary, Global Alaska, acquired all the outstanding shares of stock of ABS. The purchase price of $4,400,000 consisted of $400,000 cash and a $4,000,000 8%
convertible promissory note taken by the seller, collateralized by shares of ABS common stock held by the Company. To fund the acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. These promissory notes are collateralized by a note receivable of the Company. Interest on $200,000 of the promissory notes, which were paid in full during fiscal year 1998, was at 24% and interest on the remaining
$225,000 (including the related party note) was at 12%.   At June
30, 1999, the balance on the remaining notes was $60,000. During fiscal year 1999, $50,850 remaining on the related party note was converted to Class C Preferred Stock. The balance on the remaining note has been extended.

     Effective March 31, 1998, the remaining principal balance of $3,853,290 due under the $4,000,000 promissory note and accrued interest of $15,202 were converted into (i) 340,329 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock), and (ii) a convertible promissory note in the principal amount of $450,000 (the "Second Note") due in September 2004 and bearing interest at 8%. Effective December 31, 1998, $150,000 of the Second Note was converted to 15,000 shares of Series B Preferred Stock, leaving a principal balance on the Second Note of $300,000.

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

     The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. Holders of the Series B Preferred Stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 1999, the Company redeemed 47,849 shares of Series B Preferred Stock and paid $257,124 of dividends.

     Operations. Charitable bingo is currently the sole form of legalized gaming in Alaska. With an approximate 30% market share, ABS is the largest distributor of bingo products in the state. ABS has a strong operating history and reputation with product suppliers and end-users, which allows it to compete effectively with telemarketers that have lower operating costs. In addition, ABS controls the leases covering two bingo halls operated by third parties as a means of ensuring distribution and maintaining its market share. One of those bingo halls is expected to close effective December 31, 1999. The bingo hall which is expected to close represented 5% of ABS's bingo supply sales during fiscal 1999. Recently, there has been a push to allow video lotteries as a form of gambling. Video lotteries would have a definite impact on the operations of ABS's customers, although management is uncertain how it would impact ABS operations.

     Regulation. ABS's operations are regulated by the Alaska Department of Revenue's gaming unit. Regulations, which can change annually, provide guidance on license requirements for distributors like ABS, as well as operational requirements for the charitable organizations.

     ABS pays a monthly 3% tax on profits from pull tab sales.
Profit is defined as the percentage of profit made by vendors on each pull tab. ABS is reimbursed by the vendors for the tax through its regular product invoicing.

     As more fully discussed under Legal Proceedings, the government has brought an action against the former owners of ABS, as well as ABS, claiming the former owners violated state laws and regulations in their operation of ABS prior to its sale to the Company. The Company has been informed that, among other goals, the State of Alaska hopes to close the bingo halls which operate under leases controlled by ABS. Should the government be successful in these efforts, such a closure would have a substantial material adverse impact upon the operations and profitability of ABS.

     Competition. ABS experiences direct competition from a number of other companies which also distribute pull tabs, bingo paper, bingo equipment and coin boards. In addition, ABS has learned that two additional entities are considering entering the Anchorage market. While bingo and pull tabs are the only legalized form of gaming in the State of Alaska, there is discussion concerning the possible legalization of video poker and video lottery. Should these be legalized, their entry into the market would substantially and adversely impact the bingo market.

     Seasonality. ABS's operations are strongly influenced by the amount of daylight and snow received. Due to its location, Alaska endures extreme fluctuations in the amount of sunshine it receives, ranging from virtual total daylight in the summer months to no light in the winter months. In addition, the state receives significant snowfall in the winter that does not melt due to the lack of sunshine. Consequently, ABS's operations are the strongest from September through April when people do not tend to be outdoors.

     Dependence on Customers and Suppliers. During fiscal 1999, approximately 25% of bingo product sales were attributed to two significant customers. During fiscal 1998, approximately 33% of bingo sales were attributed to three significant customers. Approximately 41% and 54% of ABS's bingo product supply purchases were from a single third party supplier during fiscal 1999 and fiscal 1998, respectively. Management believes that other suppliers could provide similar products with comparable terms.
A change in suppliers, however, could cause delays and possible loss of sales that could have a material adverse impact upon ABS's operating results.

     Global Central - Tollgate

     Background. Effective August 7, 1999, the Company entered into a Lease and Option Agreement (the "Lease") pursuant to which it leased the Tollgate Casino and Saloon in Central City, Colorado. The term of the Lease is 24 months and grants to the Company the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the Lease at a purchase price of $1,400,000. The Company also leased certain additional gaming equipment from a third party that had previously operated the casino under terms that also grant the Company the ability to purchase the equipment at the end of the 24 month term for $35,000. The Company obtained gaming and casino licenses and opened the Tollgate for operation in August 1999.

     Operations. Central City is another historic mining town in the mountains of Colorado that is located approximately one mile west of Black Hawk. The Tollgate consists of 19,233 square feet on three levels in a restored historic commercial building on the main street of Central City. As currently configured, the Tollgate has 116 slot machines and four blackjack tables.

     Since gaming was legalized in Colorado in 1992, Central City as a gaming destination has been eclipsed and overshadowed by the popularity of Black Hawk, since the only vehicular access to Central City requires passing directly through the heart of Black Hawk. As a result, the casinos in Central City have historically been unprofitable. Most of the casinos in Central City, including the Tollgate, have experienced rather consistent devaluation through a succession of owners, all of whom have been relatively unsuccessful. Given this history and demographics, the Company accepted the Tollgate opportunity only because it could do so with only a nominal capital expenditure, having spent less than $200,000 to reopen the project. However, whether the Company can operate the Tollgate profitable, or even on a break-even basis, will be unknown until results of operations can be assessed over a completed annual seasonal cycle.

     As the Tollgate operates in the same geographical and regulatory environment as the Bull Durham, it is subject to the same considerations previously discussed with the Bull Durham.

     Global International - Casino Las Vegas, Bishkek (discontinued)

     Through the acquisition of Casinos U.S.A. in 1993, the Company acquired an 80% interest in an international joint venture ("IJV"). The Company formed Global Casinos International, Inc. ("Global International"), to operate the IJV. From 1993 through 1995, Global International operated the Casino Lazurnaya located in the four-star Hotel Radisson Lazurnaya in Sochi, Russia.

     In July 1995, Global transferred its interest in the IJV and acquired the IJV's 61% interest in Casino Las Vegas located on the second floor of the Restaurant Naryn in Bishkek, Kyrgyzstan. In 1998, the government of Kyrgyzstan implemented a significant change in its taxation policy that the Company determined would be detrimental to the ongoing operations of Casino Las Vegas. Consequently, the Company transferred in April 1998 its interest
to its IJV partner for assumption of liabilities.    This
resulted in a loss of approximately $221,000.

     BPJ Holdings - Casino Masquerade, Aruba (discontinued)

     In April 1994, the Company purchased a 66-2/3% interest in Global Entertainment Group, Inc. N.V. ("Global Entertainment"). Global Entertainment, through BPJ Holdings N.V. ("BPJ"), its wholly-owned subsidiary, owned and operated Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles. Concurrent with the transfer of its IJV interest in Casino Lazurnaya, the Company acquired the remaining 33-1/3% interest in Global Entertainment.

     During February 1998, Global was notified that the resort would close effective March 1, 1998, for extensive remolding that would cause a relocation of the casino area. In April 1998, the Company reached a settlement agreement with the lessor of the casino space regarding payment of working capital expenditures and casino improvements, as well as the provision of new lease terms. These terms included $750,000 to be deposited in an escrow account until the casino was open for operations, and approximately $2,000,000 in casino improvements and equipment purchases.

     The Company determined that it was unable to meet the funding provisions of the agreement and became in default.
Consequently, the carrying value of leasehold and contract rights was considered to be impaired, and an impairment of $746,500 was recognized during the year ended June 30, 1998.

     Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. On December 23, 1998, the Company completed the dissolution of Casino Masquerade. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. The hotel credits can be used for a six-year period commencing January 1, 2000, usable at the rate of $100,000 per year.

     Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party.
The Company recognized a gain of $183,856 in connection with the disposition.

     DMS (discontinued)

     The Company, through its wholly-owned subsidiary, Destination Marketing Services ("DMS"), acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company, in exchange for $10,000 cash and a $69,000 10% note payable, due in 1999. Effective October 1, 1998, the Company sold in a management buy-out all of the outstanding shares of common stock to DMS's president. Under the terms of the buy-out, the Company will receive an aggregate of $20,000 over three years and will be indemnified against certain liabilities, including payroll taxes. DMS was not considered to be a significant subsidiary of the Company. The Company recognized a gain of $5,394 in connection with the disposition.

     ECUADOR (discontinued)

     During fiscal year ended June 30, 1999, the Company opened and closed a small gaming operation located in a hotel in a resort town in Ecuador. The Company's capital investment in this operation was not material and, due to unfavorable financial and political conditions, the Company elected to close the casino after a few months of operation.

Employees

     The Company, as the corporate parent, has three executive officers: Stephen G. Calandrella, President and CEO, Barbara
Chacon, Chief Financial Officer, and Eric Hartsough, Vice
President of Operations.  John Lopez serves as President of ABS.

     The Bull Durham Casino, Tollgate Casino and Global Pelican Casino each operate with an on-site general manager who serves without a written employment contract. The Company's three operating casinos employ a total of 138 persons, including both full and part-time employees. ABS has seven full-time employees.

Intellectual Property

     The Company has a registered service mark for the name "Global Casinos," together with its logo. The Company does not claim any other intellectual property protection to any of its assets and does not believe that its intellectual property is material to its operations.

Consultants

     The Company had no material consulting agreements at June 30, 1999.

ITEM 2.   DESCRIPTION OF PROPERTY

Corporate Offices:  Colorado Springs, Colorado

     During fiscal year 1998, the Company's corporate headquarters were relocated to Colorado Springs, Colorado, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, and has not paid or accrued any rent obligation for fiscal 1999 or 1998. During fiscal 1999, the Company was able to sublet its prior office space in Denver, Colorado. Under the terms of the sublet, the Company has had to pay a net lease deficiency of $1,000 per month, which obligation ended September 1999.

Operating Subsidiaries

     The facilities and properties of the Company's operating facilities are more fully described in Item 1 of this Report and are incorporated herein by this reference.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its officers and directors are involved in the following material legal proceedings:

Securities and Exchange Commission

     In the Matter of Global Casinos, Inc. and William P. Martindale, Securities Act Release No. 33-7586, Exchange Act Release No. 34-40469 (September 24, 1998). On September 24, 1998, the Company and its former director, William P. Martindale, voluntarily entered into a Voluntary Consent Decree with the Securities and Exchange Commission, pursuant to which an Administrative Order was entered by the Commission directing the Company and Mr. Martindale to cease and desist from future anti-fraud violations of the federal securities laws.

     In the Matter of The Rockies Fund, Inc., Stephen G. Calandrella, Charles M. Powell, Clifford C. Thygesen and John C. Power, Exchange Act Release No. 34-40049, Investment Company Release No. 40-23229 (June 1, 1998). On June 1, 1998, the
Securities and Exchange Commission brought an administrative proceeding against The Rockies Fund, Inc. and the above-named individuals alleging certain violations of federal securities laws. Two of these individuals, Stephen G. Calandrella and Clifford C. Thygesen, are directors of the Company. While the matters at issue in the administrative proceeding do not involve the Company, inasmuch as the proceeding involves two of the Company's three directors, an adverse ruling could have a material adverse impact upon the Company.

Civil Litigation

     James E. Tice and Jeannette L. Tice and Global Casinos, Inc. vs. William P. Martindale, Circuit Court, 8th Judicial District, State of South Dakota, County of Lawrence, Civil No. 99-44. This matter involves the foreclosure against certain real property located in Deadwood, South Dakota which the Company believed it had acquired in its acquisition of Woodbine Corporation in 1993. In that transaction, the Company acquired Casinos, USA, Lincoln Corporation and Woodbine Corporation from William P. Martindate and others in consideration of a substantial number of shares of the Company's common stock. It had been represented to the Company that Lincoln and Woodbine Corporations owned the two casinos in Deadwood, South Dakota that the Company believed it was acquiring. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of a casino; but rather the casino was held by William P. Martindale under an Installment Land Sale Contract. Mr. Martindale has been joined in this litigation as the result of his refusal to transfer to the Company his interest under the Installment Land Sale Contract.

     Botelho v. Griffin, et al. This matter involves an action brought by regulatory authorities of the State of Alaska against Mark Griffin, Susan Griffin and others, including the Company's subsidiary, Alaska Bingo Supply, Inc. In the action, the State of Alaska alleges several violations of Alaska law pertaining to the operation of charitable gaming and bingo supply distribution, particularly when those activities were conducted by the Company's predecessors in interest, Mark and Susan Griffin. In addition, the State of Alaska has alleged that the Griffins improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high lease rates. The State has asked the court to declare the operations in two bingo halls leased by ABS to be illegal, to terminate the leases and seize the fixtures, furnishings and movable property, and to close the bingo halls for at least one year. ABS has been named as a defendant in the proceeding by virtue of allegations of misconduct against the Griffins prior to their sale of ABS to the Company. The defendants deny any wrongdoing and are defending the litigation vigorously. The lawsuit is in the discovery phase, and legal councel is unable to express and opinion as to the potential outcome. The stock purchase and sale agreement of ABS contains a clause indemnifying Global Alaska against any liability and reasonable attorney's fees associated with defending the Company. The Company asserts that the indemnification is also applicable to ABS. In the unlikely event that ABS is not successful in obtaining indemnification from the previous shareholder, an adverse ruling could have a material adverse effect on the Company.

     Michael Jacobs vs. Global Casinos, Inc. This matter was filed as a civil action which has been stayed pending mandatory arbitration. Mr. Jacobs was a former employee of the Company in Dallas, Texas and is asserting claims for compensation for services rendered while under the supervision of William P. Martindale at the Company's then existing Dallas, Texas office. The Company has retained local legal counsel and is vigorously defending the matter. The Company believes that the likelihood of a material adverse outcome in this matter is remote.

     The Company customarily has numerous indebtedness and trade payables that have matured and as to which the Company is currently in default. The Company routinely engages in active dialog with each of its creditors, although from time to time the Company is sued for collection.

     In addition, the Company is indebted to Astraea Investment Management, LP ("Astraea"), the holder of the first deed of trust against the Bull Durham Casino in Blackhawk, Colorado. The note that is in default is not the note secured by the deed of trust, but rather an unsecured note in the approximate principal amount of $500,000. The Company is in active dialog with the principals of Astraea in an effort to reach a resolution of this outstanding default.

      In addition to the Astaea note, at June 30, 1999 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $600,000 in principal and $200,00 in accrued and unpaid interest. These notes unsecured, fully matured, and in default. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 1999.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. under the symbol "GBCS". In July 1999, the Company's securities were delisted from the Nasdaq Small Cap Market. The Company is currently appealing the decision of Nasdaq to delisted securities. The delisting was effective July 7, 1999; accordingly, all trading information set forth below prior to July 7, 1999 reflects trading on the Nasdaq Small Cap Market, and market information beginning July 8, 1999 pertains to trading on the "pink sheets." The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 1997 through September 30, 1999.


                              Sales
                          High    Low

1998 Fiscal Year

        First Quarter    $4.19   $3.00
        Second Quarter    4.63    3.25
        Third Quarter     3.50    2.50
        Fourth Quarter    3.25    2.00

1999 Fiscal Year

        First Quarter    $2.25   $1.31
        Second Quarter    1.94     .60
        Third Quarter     1.69     .88
        Fourth Quarter    2.69    1.06

                              Bid             Ask
                          High    Low     High    Low
2000 Fiscal Year

        First Quarter    $0.63   $0.38   $1.25   $0.75


    The bid and ask prices of Company's common stock as of September 30, 1999 were $.75 and $1.06, respectively, as reported on the "pink sheets." The" pink sheet" prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 1999, there were approximately 744 record owners of the Company's common stock.

     The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future. Further, under the terms of the convertible preferred stock issued by the Company, the Company is restricted from paying cash dividends on common stock during the period that the convertible preferred stock is outstanding.

     There are issued and outstanding a total of 296,329 shares of Series B Convertible Preferred Stock which are held by Mark Griffin, the seller of ABS. All outstanding shares of Series B Preferred Stock accrue a cumulative dividend at the rate of 8% per annum. At June 30, 1999, there had accrued and were outstanding cumulative dividends on the Series B Preferred Stock of $9,742.

     The Company also has outstanding a total of 487,172 shares of Series C Convertible Preferred Stock which accrues a cumulative dividend at the rate of 7% per annum. At June 30, 1999, cumulative dividends on the Series C Preferred Stock had accrued in the amount of $17,051.

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

Results of Operations - Year June 30, 1999 Compared to the Year
                        Ended June 30, 1998

     The Company incurred a net loss of $323,157 for the year ended June 30, 1999, which was a decrease of $1,965,542 compared to $2,288,699 for the same period in 1998. Net loss available to common stockholders was $590,023 for the year ended June 30, 1999 compared to $2,353,688 for the same period in 1998. The $1,763,665 decrease in the loss was due to gains from debt restructuring offset by dividends paid on Class B preferred stock.

     The results of operations for the year ended June 30, 1999 were comprised of Bull Durham Saloon & Casino ("Bull Durham"), Pelican Casino, Alaska Bingo Supply ("Alaska Bingo"), and Destination Marketing (through September 30, 1998). The period in 1998 was comprised of Bull Durham, Pelican Casino, eleven months of Alaska Bingo operations, Casino Las Vegas (through April 1998), and Casino Masquerade.

     During the second quarter of 1999, the Company sold its investments in BPJ Holdings ("BPJ") and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company, through BPJ, had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the remaining term of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. At June 30, 1999, the hotel credits are recorded at their estimated realizable value of $492,739. Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party.

Revenues

     The Company's revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the year ended June 30, 1999 were $9,069,329 compared to $11,446,163 for the 1998 period, a decrease of $2,376,834 or 21%. The decrease is due to the 1999 period not containing any revenue from Casino Masquerade and Casino Las Vegas. Revenues from these two sources for the year ended June 30, 1998 were $3,201,177.

     Bull Durham's revenues increased $528,121 to $2,968,498 for the year ended June 30, 1999 compared to $2,440,377 for the period in 1998. The increase is largely due to the expansion that opened November 1998. The Pelican Casino's revenues decreased $280,079 to $2,381,488 for the year ended June 30, 1999 compared to $2,661,567 for the same period in the prior year.

     Alaska Bingo's revenues increased $644,251 to $3,611,594 for the year ended June 30, 1999 compared to $2,967,343 for the eleven months ended June 30, 1998. Alaska Bingo's sales were 12% higher for the period in 1999 compared to the same period in 1998.

Expenses

     Cost of sales increased $233,675 to $2,162,472 for the year ended June 30, 1999 compared to $1,928,797 for the period in 1998. The increase is due to the period in 1999 including an additional month of Alaska Bingo operations. Alaska Bingo's gross profit remained at approximately 44% for both of the years ended June 30, 1999 and 1998.

     Operating, general, and administrative expenses decreased
$2,604,151 to $6,227,107 for the year ended June 30, 1999
compared to $8,831,258 for the period in 1998. The decrease is primarily due to Casino Masquerade and Casino Las Vegas being operational during the year ended June 30, 1998. Expenses for those two properties totaled $2,845,453 for the year ended June 30, 1998.

     Depreciation and amortization costs decreased $200,932 to $852,601 for the year ended June 30, 1999 compared to $1,053,533 for 1998. The decrease is due predominantly once again to Casino Masquerade and Casino Las Vegas being fully operational during the year ended June 30, 1998. Bull Durham's depreciation increased 18% due to depreciation of additional fixed assets acquired through its expansion.

     Other income net of expenses increased $612,220 to $32,703 for the year ended June 30, 1999 compared to $(579,517) in 1998. Interest expense decreased approximately $144,000 due primarily to the conversion of the promissory note issued to the seller of ABS to Series B preferred stock in March 1998. In addition, the Company recognized $274,390 in realized and $215,305 in unrealized gains on its marketable trading securities during fiscal year 1999.

     The Company recognized an extraordinary item of $84,457 related to gains from debt restructuring and extinguishment.

Liquidity and Capital Resources

     The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls.

     While the Company continues to face a shortage of working capital, the deficiency decreased by $485,562 to $(2,307,837) at June 30, 1999 from $(2,793,400) at June 30, 1998. Current assets increased to $2,563,614 at June 30, 1999 from $1,758,028 at June 30, 1998, an increase of $805,585 or 42%. Current liabilities increased to $4,871,451 at June 30, 1999 from $4,551,428 at June 30, 1998, an increase of $320,023 or 7%. The decrease in the working capital deficit was due mainly to purchases of marketable securities and conversions of debt to equity.

     During the year ended June 30, 1999, the Company purchased $200,000 more in marketable securities compared to the same period in 1998. The securities are held for trade and are valued at their current market value. Included in marketable securities at June 30, 1999 are 220,000 shares of First Entertainment (FEI) common stock with a recorded value of $1.27 per share. The Company acquired the FEI stock through the divestiture of its investment in Global Internet in May 1997. The Company sold its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B preferred stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. In addition, the Company sold 1,500,000 of the 1,750,000 common shares of Global Internet in exchange for 1,500,000 warrants of FEI, which would allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. Because FEI was thinly capitalized at the time, the Company was unable to assign a value to the transaction and recognized a loss on the investment.

     On December 31, 1998, the Company converted all of its FEI Class B preferred stock to FEI common stock and recognized a gain of $110,750 that represented the market price of the common stock at conversion. As of June 30, 1999, the Company had sold 155,000 shares of common stock at a gain of $102,788. In July 1999, the Company sold the remaining shares of FEI at a realized gain of $51,550.

     During the year ended June 30, 1999, certain debt restructurings resulted in gains reported as extraordinary items. In December 1998, $100,000 of principal and $16,722 in accrued interest was converted into 36,669 shares of common stock, at a gain of $37,549. Principal of $150,000 was converted into 15,000 shares of Class B preferred stock. A creditor accepted payment of $15,000 for $50,407 in principal and accrued interest, resulting in a $35,407 gain. The holder of $27,500 of mandatory redeemable preferred stock accepted payment of $16,000, resulting in an $11,500 gain. The Company will continue to work toward renegotiating its current debts to extend their maturities or obtain reduced payments.

     Effective December 1998, the Company issued a new series of Class C preferred stock. The stock has a par value of $.01, is voting, and is convertible into common stock at a rate of $1.20. Holders of Class C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. In total, principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock. Included in this transaction were principal and interest of $299,720 and $64,943, respectively, owed to related parties that were converted into 303,886 shares of Class C preferred stock.

     During 1999, a related party made working capital loans to the Company in the amount of $412,842. The loans accrue interest at 9%. The Company paid $63,137 toward the principal of the outstanding working capital loans, and converted $189,713 of principal to Class C preferred stock.

     In conjunction with the dissolution of Casino Masquerade, the Company received $400,000 in cash and hotel credits with a face value of $600,000 at the renovated Radisson Aruba Caribbean Hotel. The Company used the cash proceeds to acquire marketable trading securities and make payments toward various accounts payable and debt. The hotel credits can be used for a six-year period commencing January 1, 2000. The Company intends to use the hotel credits for marketing purposes and as consideration for debt payments.

     Net cash provided by operating activities increased $231,919 to $642,886 for the year ended June 30, 1999 compared to $410,947 for the same period in 1998. The increase is due to management's continued efforts to improve operating efficiency and reduce overhead.

     Net cash used in investing activities decreased $654,270 to $305,843 during the year ended June 30, 1999 compared to $960,113 for the same period in 1998. The main reason for the decrease is that the Company used $383,090, net of cash acquired, for the purchase of Alaska Bingo in fiscal year 1998 versus receiving $400,000 in fiscal year 1999 as part of the Casino Masquerade lease settlement. The Company purchased $138,072 less in fixed assets during the year ended June 30, 1999 compared to the period in 1998. In November 1999 the Company opened the expansion of the Bull Durham Saloon & Casino. The majority of the assets acquired for the expansion were purchased primarily in fiscal year 1998.

     The Company used $554,427 in cash for financing activities during the year ended June 30, 1999 compared to financing activities providing $223,688 during the same period in 1998. During the year ended June 30, 1999, $718,566 was used to pay dividends on and redeem shares of Class B preferred stock compared to $165,676 the quarter ended June 30, 1998. Proceeds in excess of payments of long-term debt and notes payable was $166,639 for the year ended June 30, 1999 compared to $221,864 for the same period in the prior year, a decrease of $55,225. During 1998, warrants were exercised to purchase $187,500 of common stock, whereas no warrants were exercised in 1999.

     As of June 30, 1999 none the Company's subsidiaries have commercial bank credit facilities. Management is currently negotiating with several financial institutions to obtain revolving lines of credit for the operating subsidiaries to use for working capital during slow seasons.

     During 1999, the Company opened and closed the Casino Calypsso located in the Hotel Calypsso in Salinas, Ecuador. Due to unfavorable financial and political conditions the Company elected to close the casino after a few months of operation. A restructuring charge of $195,140 was incurred as a result of the closure.

     Effective August 7, 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. In addition, the Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700.

     The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms.
The Company will also continue to explore acquisition opportunities, and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income, and is effective for fiscal years beginning after December 15, 1997. The Company did not have any components of comprehensive income requiring separate disclosure under SFAS No. 130.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes the accounting standard will not impact the Company's financial statements.

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

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

     Report of Independent Auditors;

     Audited Balance Sheet as of June 30, 1999;

     Audited Statements of Operations for the Years Ended June 30, 1999 and 1998;

     Audited Statements of Stockholders' Equity for the Years
     Ended June 30, 1999 and 1998;

     Audited Statements of Cash Flows for the Years Ended June 30, 1999 and 1998; and

     Notes to Financial Statements.


                               PART III

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 4, 1999, the client-auditor relationship between the Company and its principal accountants, Gelfond Hochstadt Pangburn & Co., ceased. The resignation of Gelfond Hochstadt Pangburn & Co. was effective January 4, 1999. The report of Gelfond Hochstadt Pangburn & Co. related to the consolidated financial statements of the Company for the fiscal year ended June 30, 1998 contains a going concern qualification. With the exception of the foregoing, the reports of Gelfond Hochstadt Pangburn & Co. related to the consolidated financial statements of the Company for the fiscal years ended June 30, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the fiscal years ended June 30, 1998 and 1997, there were no disagreements with Gelfond Hochstadt Pangburn & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Gelfond Hochstadt Pangburn & Co., would have caused Gelfond Hochstadt Pangburn & Co. to make reference to the matter in their report.

     The Company has retained the accounting firm of Gerald R. Hendricks & Co., P.C. to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, Gerald R. Hendricks & Co., P.C. had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of any prior disagreement between the Company and its previous certifying accountant.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The name, position with the Company, age of each Director and executive officer of the Company is as follows:

     Name                 Age      Position  Director/Officer    Since

  Stephen G. Calandrella   38      President & Director           1993
  Clifford C. Thygesen     63            Director                 1996
  Clifford L. Neuman       51            Director                 1997
  Barbara Chacon           34    Chief Financial Officer          1998
  Eric Hartsough           54  Vice President of Operations       1999

     Stephen G. Calandrella. Mr. Calandrella has been President and Director of The Rockies Fund, Inc. since February, 1991. The Rockies Fund, Inc., a Colorado Springs, Colorado-based business development company regulated under the Investment Company Act of 1940, makes investments in, and managerial assistance available to, certain eligible portfolio companies. Mr. Calandrella has served as a Director of Kelly Motors, Ltd., a Fort Collins, Colorado-based manufacturer of specialty automobiles, Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Company Act of 1940, Good Times Restaurants, Inc., a publicly-held Denver, Colorado-based company engaged in owning and operating Good Times Restaurants and Round-The-Corner Restaurants Southshore Corp., a publicly traded family entertainment company; Cogenco International, Inc., a publicly traded financial services company; Optimax Industries, Inc., a NASDAQ Company, and Gold Capital Corporation, a publicly traded mining company. Mr. Calandrella currently serves on the Board of Directors of American Educational Products, Inc., a NASDAQ listed company engaged in the manufacture of supplemental educational materials, and Guardian Technologies, Inc., a NASDAQ listed manufacturing company. Mr. Calandrella is also engaged in financing and consulting activities for development stage companies, which consists of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructurings, as well as arranging for bridge loans and equity purchases.

     Clifford C. Thygesen, has served as a Director of the Company since 1996. He has also been President of American Educational Products, Inc. since January 22, 1996 and a Director since 1986, and also served as its Executive Vice-President from 1986 until January 1992. Mr. Thygesen is also currently a director of Rockies Fund, Inc. a Colorado Springs, Colorado based Business Development Company registered under the Investment Company Act of 1940. From 1971 to 1973, Mr. Thygesen was Vice-President of Operations for the Ithaca Gun Company of Ithaca, New York, a manufacturer of high quality firearms. From 1973 to 1976, Mr. Thygesen served as President of Alpine Designs Corporation, a company which produces backpacking equipment, skiwear and hunting apparel. During the period of his employment with Ithaca Gun Company and Alpine Designs, these two companies were subsidiaries of General Recreation, Inc. In 1975 and 1976, Mr. Thygesen was corporate Director of Manufacturing for General Recreation, Inc., and, in this capacity, assumed responsibility for decentralizing manufacturing operations in addition to his duties at Alpine Designs. From 1977 to 1981, he served as Vice-President of Manufacturing for Pure Cycle Corporation, a company that designed water recycling systems for residential use. From 1981 until February, 1988, Mr. Thygesen was President, Chief Operating Officer and a Director of Tri Coast Environmental Corporation, formerly Colorado Venture Capital Corporation. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

     Clifford L. Neuman has served as a Director of the Company since 1997. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Neuman, Drennen & Stone, LLC, with offices located in Boulder and Denver, Colorado. Mr. Neuman also serves on the Board of Directors of American Educational Products, Inc. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.

     Barbara Chacon has served as Chief Financial Officer of the Company since 1998. Ms. Chacon holds an active license as a Certified Public Accountant, and her business experience includes eight years as an auditor in public accounting. Prior to joining the Company in March 1998, Ms. Chacon was the Director of Finance for Celluloid Studios LLC, a television commercial production company in Denver, Colorado.

     Eric Hartsough has served as Vice President of Operations of
the Company since August 1999.   Prior to joining the Company,
Mr. Hartsough spent seven years as an investigator with the Colorado Division of Gaming. His experience also includes ten years of business development in the hospitality industry and twelve years of enforcement with the Denver District Attorney's Office in Denver, Colorado.

     All directors serve for terms of one (1) year each, and are subject to re-election at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

     During the fiscal year ended June 30, 1999, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Outside Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. During fiscal 1999, Messrs. Thygesen and Neuman each received a fee of $3,000 for their services. The Board of Directors has also adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

     During fiscal 1999, the Company had standing Audit and Compensation Committees of the Board of Directors. The members of the Audit Committee were Clifford C. Thygesen and Clifford L. Neuman. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. During fiscal 1999, the Audit Committee held one (1) meeting which was attended by all of its members. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

     During fiscal 1999, the Compensation Committee consisted of Clifford C. Thygesen and Clifford L. Neuman. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During fiscal 1999, the Compensation Committee held one (1) meeting which was attended by all of its members. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Incentive Stock Option Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

     No family relationship exists between any director or executive officer.

     In 1998, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against The Rockies Fund, Inc. and its directors, Stephen G. Calandrella, Clifford C. Thygesen and Charles Powell. Messrs. Calandrella and Thygesen are also directors of the Company. In the administrative action, the Commission has alleged certain violations of federal securities laws and regulations by The Rockies Fund, Inc. and its directors. The allegations involve certain violations of the Investment Company Act of 1940, as amended, under which The Rockies Fund, Inc. is a regulated business development company, as well as violations of the Securities Exchange Act of 1934, as amended, and regulations thereunder arising from certain transactions in the securities of another company unrelated to the Company. The Rockies Fund, Inc. and its directors have adamantly denied any violations of federal securities laws and have informed the Company that they intend to vigorously defend the matter. In November 1998, the matter went to hearing before an administrative law judge and is awaiting a ruling. There can be no assurance of the ultimate outcome of this matter or its potential effect upon the ability of Messrs. Calandrella and Thygesen to continue to serve the Company in their current respective capacities.

     Other than the foregoing, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

     Except as noted herein or below, during the last five (5) years no director or officer of the Company has:

     (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

     (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

     Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Indemnification and Limitation on Liability of Directors

     The Company's Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Utah law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     The Company's Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Utah Business Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs. The Company has no retirement, pension or profit sharing plans for its officers and Directors.

Compliance with Section 16(a) of the Exchange Act

     Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates during fiscal 1999. All of these filing requirements were satisfied by its Officers and Directors and ten percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.


ITEM 10.  EXECUTIVE COMPENSATION

     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                             TABLE 1
                     SUMMARY COMPENSATION TABLE

                       Annual Compensation

                                                       Long Term
                                          Other       Compensation
   Name and                              Annual         Options
   Principal      Fiscal               Compensation       SARs
   Position       Year     Salary($)   ($)(1)(2)          (#)

                   1999      $72,000       $-0-            -0-
Stephen G.
 Calandrella,      1998      $48,000       $-0-         10,000(3)
   President and
   Director        1997      $24,000       $-0-         20,000(3)




(1)  All executive officers of the Company, except Mr.
     Calandrella, participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2) The Company has implemented a 401(k) plan in which its executive officers may participate. During fiscal 1999, none of the Company's executive officers elected to participate in the plan.

(3) Effective June 30, 1999, Mr. Calandrella voluntarily surrendered for cancellation all of his outstanding options due to their lack of value.

Employment Arrangements

     The Company's President receives an annual base salary of $72,000 without an employment contract.

     The Company has a written employment agreement with Eric Hartsough, its Vice President of Operations. Mr. Hartsough's agreement has a term of three years expiring August 2002 and provides for an annual base salary of $65,000 per year. In addition, Mr. Hartsough received incentive stock options exercisable to purchase 30,000 shares of the Company's common stock, which options vest at the rate of 10,000 per year over the term of his employment.

     Barbara Chacon serves as Chief Financial Officer without an employment contract at an annual base salary of $60,000. In addition, Ms. Chacon received incentive stock options exercisable to purchase 20,000 shares of the Company's common stock. John Lopez serves as President of ABS without a written employment contract. He receives an annual base salary of $70,000 and is eligible to receive a bonus equal to 10% of the excess cash flow generated by ABS after payments to Mark Griffin, the individual who sold ABS to the Company in 1997. In addition, the Company has an agreement in principal to grant to Mr. Lopez incentive stock options exercisable to purchase 10,000 shares of the Company's common stock.

Company Stock Incentive Plans

     In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc. Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan allows the Company to grant incentive stock options, non-qualified stock options and/or stock purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive
Plan) of the Company's Common Stock (determined as of the date of grant of ISO) with respect to which ISO's granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. Rights to purchase shares of the Company's Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

     Either the Board of Directors (provided that a majority of Directors are "disinterested") can administer the Incentive Plan, or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.

     An aggregate of 150,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Plan. As of June 30, 1999 options to purchase 62,500 shares of Common Stock were issued and outstanding with a weighted average exercise price of $3.14 per share, and an additional 87,500 shares were available for future option grants.

     The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:


                             TABLE 2
             Option/SAR Grants in the Last Fiscal Year
                         Individual Grants

                Number of     % of Total
                Securities   Options/SARs
                Underlying    Granted to    Exercise or
               Options/SARs  Employees in    Base Price    Expiration
Name           Granted (#)    Fiscal Year     ($/Sh)         Date

Stephen G.
 Calandrella


     The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                             TABLE 3
       Aggregated Option/SAR Exercises in Last Fiscal Year
                   and FY-End Option/SAR Values

                                                     Value of
                                     Number of       Unexercised
                                     Unexercised     In-the-Money
              Shares                 Options/SARs    Options/SARs
             Acquire      Value      at FY-End (#)   at FY-End($)(2)
                on      Realized(1)  Exercisable/    Exercisable/
Name        Exercise(#)    ($)       Unexercisable   Unexercisable

Stephen G.
Calandrella     -0-       $0.00          -0-           N/A


(1) Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

(3) Effective June 30, 1999, Mr. Calandrella voluntarily surrendered for cancellation all of his outstanding options due to their lack of value.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 1, 1999 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


Title          Name & Address                 Shares Beneficially Owned
of Class       of Beneficial Owner               Number      Percent(1)

Common         Stephen G. Calandrella (2)
Stock          7210 Antelope Lane
               Colorado Springs, Colorado 80920  21,680            1%

  "            Clifford C. Thygesen(2)
               4893 Idylwild Trail
               Boulder, Colorado 80301            1,500           nil

  "            Clifford L. Neuman
               1507 Pine Street
               Boulder, Colorado 80302           30,000            2%

   "           The Rockies Fund, Inc. (3)
               5373 North Union Boulevard
               Suite 100
               Colorado Springs, Colorado 80918 413,430           22%

    "          All Officers and Directors
               as a Group (5 Persons)            83,180            4%

(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2) Messrs. Calandrella and Thygesen each serve as a director of The Rockies Fund, Inc. Does not include securities owned of record by The Rockies Fund, Inc., as to which Messrs. Calandrella and Thygesen disclaim beneficial ownership for purposes of
     Section 16 of the Exchange Act.

(3) Includes 17,680 shares of Common Stock, 291,667 shares of Series C Preferred Stock, $10,207 in accrued and unpaid dividends on the Series C Preferred Stock, which dividends are convertible into an additional 8,506 shares of Common Stock, $163,343 in outstanding indebtedness due under a convertible promissory note convertible into 32,669 shares of Common Stock at a conversion price of $5.00 per share, and $314,538 in outstanding indebtedness under a working capital loan convertible into 62,908 shares of Common Stock at a conversion value of $5.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

     Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.

     In fiscal 1998, a family partnership controlled by Peter Bloomquist, a former director and Chief Financial Officer of the Company, loaned to the Company the sum of $85,000 bearing interest at the rate of 12% per annum. The loan is a demand obligation and has an outstanding unpaid principal balance of $47,000.

     The Company has had several transactions with The Rockies Fund, Inc., a business development company, for which Mr. Calandrella serves as President, director and principal shareholder, and on which Clifford Thygesen, a director of the Company, also serves as a member of the Board of Directors. In August 1996, the Company borrowed $175,000 from The Rockies Fund, Inc. which was converted into a convertible debenture which the Company sold and offered as part of a private placement which was completed during the third quarter of 1996. The convertible debenture accrued interest at 12% per annum and was convertible into 35,000 shares of common stock, or a conversion value of $5.00 per share.

     In August 1997, the Company sold $400,000 in units consisting of convertible notes and warrants. The proceeds were used to complete the acquisition of ABS. The Rockies Fund, Inc.
purchased $75,000 in units in this offering.

     Effective December 31, 1998, creditors holding matured debt totaling $584,605, principal and interest, converted that amount into an aggregate of 487,172 shares of Series C Convertible Preferred Stock, having a stated value of $1.20 per share which was higher than both the market price and net tangible book value per share of the Company's common stock on the date of conversion. In this transaction, The Rockies Fund, Inc. participated to the extent of converting $287,219.89 in principal and $62,780.11 in interest into an aggregate of 291,667 shares of Series C Preferred Stock.

     The express purpose of the conversion of the foregoing debt into Series C Preferred Stock was to cure the Company's net asset deficiency in an effort to avoid it being delisted from the Nasdaq Stock Market. Unfortunately, the Company was nevertheless delisted, from which Nasdaq decision the Company is currently appealing. In order to acknowledge that the purpose of the conversion to Series C Preferred Stock may be frustrated and, in order to protect the creditors who assisted the Company in its efforts to avoid delisting, in September 1999 the Company entered into an agreement with the holders of Series C Preferred Stock that, in the event either: (i) the Company is ultimately unsuccessful in having its Nasdaq listing restored, or (ii) there occurs a change of control of the Company, then the holders of the Series C Preferred Stock shall have the option to put the shares to the Company for redemption.

     During 1999, The Rockies Fund, Inc. made additional loans to the Company totaling $412,842, the proceeds of which were used by the Company to cover the capital requirements in opening the Tollgate Casino. At June 30, 1999, the net outstanding balance of principal and interest due to The Rockies Fund, Inc. was $266,494.

     During fiscal 1999, The Rockies Fund, Inc. hypothecated a parcel of undeveloped commercial real property located in Colorado Springs, Colorado in order to secure the repayment of a loan obtained by the Company from Peak National Bank, the proceeds of which were used to complete the Bull Durham expansion. At June 30, 1999, a balance of $301,202 remained outstanding and unpaid under the loan from Peak National Bank.

     During 1999, Mr. Calandrella personally guaranteed an equipment lease for the Bull Durham in the principal amount of approximately $9,800.

     During fiscal 1998, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $80,000 in outstanding and unpaid fees for services into 20,000 shares of common stock, at a conversion value of $4.00 per share and 20,000 warrants exercisable at $5.00 per share. Mr. Neuman has voluntarily surrendered the warrants to the Company for cancellation due to their lack of value. At June 30, 1999, the Company owed Mr. Neuman's firm a total of $82,079.50 in accrued and unpaid legal fees.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K FROM LAST YEAR UPDATE

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
                    Rights of Series A Convertible Preferred Stock

            3.4     Certificate of Designations, Preferences, and
                    Rights of Series B Convertible Preferred Stock

            3.5 Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock

            3.6 Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock

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

     *     10.7     Agreement and Plan of Reorganization among
                    Casinos U.S.A., Lincoln Corporation, Woodbine
                    Corporation and Morgro Chemical Company, dated
                    October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated
                    November 19, 1993

     *     10.8     Stock Pooling and Voting Agreement,
                    incorporated by reference from the Company's
                    Current Report on Form 8-K, dated November 19,1993

     *     10.9     Employment Agreement, dated September 28,
                    1993, between Morgro Chemical Company and Nathan
                    Katz, incorporated by reference from the Company's
                    Current Report on Form 8-K, dated November 19,1993

     *     10.10    Employment Agreement, dated October 15,
                    1993, between Morgro Chemical Company and William
                    P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated
                    November 19, 1993

     *     10.11    Asset Acquisition Agreement by and among
                    Global Casinos, Inc., Morgro, Inc. and MDO,
                    L.L.C., dated as of February 18, 1994,
                    incorporated by reference from the Company's
                    Current Report on Form 8-K, dated February 18, 1994

     *     10.12    Stock Purchase Agreement, dated March
                    25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April
                    29, 1994

     *     10.13    Articles of Incorporation of BPJ Holding
                    N.V., incorporated by reference from the Company's
                    Current Report on Form 8-K, dated April 29, 1994

     *     10.14    Aruba Caribbean Resort and Casino Lease
                    Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

     *     10.15    Aruba Gaming Permit issued to Dutch
                    Hotel and Casino Development Corporation, incorporated by reference from the Company's
                    Current Report on Form 8-K, dated April 29, 1994

     *     10.16    Letter Agreement between Astraea
                    Investment Management, L.P. and Global Casinos,
                    Inc. dated May 11, 1994

     *     10.17    Guaranty from Global Casinos, Inc. to
                    Astraea Investment Management, L.P. dated May 19, 1994

     *     10.18    Secured Convertible Promissory Note in
                    favor of Global Casinos, Inc. from Astraea
                    Investment Management, L.P. dated May 19, 1994

     *     10.19    Registration Rights Agreement between
                    Global Casinos, Inc. and Astraea Investment
                    Management, L.P. dated May 11, 1994

     *     10.20    Employment Agreement, dated July 1,1994,
                    between Global Casinos, Inc. and Peter
                    Bloomquist

     **    10.21    Letter of Agreement, dated September 16,
                    1994 between Astraea Management Services, L.P.,
                    Casinos U.S.A., Inc. and Global Casinos, Inc.

     ***   10.23    Letter of Agreement dated June 27, 1995,
                    between Global Casinos, Inc., Global Casinos
                    International, Inc., Global Casinos Group, Inc.,
                    Broho Holding, N.V., and Kenneth D. Brown individually.

     *     10.24    Second Amended Plan of Reorganization of
                    Casinos USA, Inc., and Order Confirming Plan

     *     10.25    Warrant Agreement

     ****  10.26    Stock Purchase and Sale Agreement
                    between Alaska Bingo Supply, Inc., Global Alaska
                    Industries, Inc. and Mark Griffin

           10.27 Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin

     ****  10.28    General Security Agreement from Global
                    Alaska Industries, Inc. to Mark Griffin

     ****  10.29    Stock Pledge Agreement from Global
                    Alaska Industries, Inc. to Mark Griffin

           10.30    Agreement to Convert Debt dated March 31, 1998 with
                    Mark Griffin

           10.31    Tollgate Casino Lease and Option Agreement

           10.32    Equipment Lease with Plato Foufas & Co., Inc.

           10.33    Employment Agreement of Eric Hartsough

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

     **             Incorporated by reference to the Registrant's
                    Annual Report on Form 10-KSB for year ended
                    June 30, 1994.

     ***            Incorporated by reference to the Registrant's
                    Current Report on Form 8-K dated July 15, 1995.

     ****           Incorporated by reference to the Registrant's
                    Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.

     REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the fourth quarter ended June 30, 1999.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBAL CASINOS, INC.


Date:  October 13, 1999         By:  /s/ Stephen G. Calandrella
                                Stephen G. Calandrella, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                    DATE

/s/ Stephen G. Calandrella  President, Chief Executive   October 13,1999
Stephen G. Calandrella         Officer and Director

/s/ Barbara Chacon           Chief Financial Officer,    October 13,1999
Barbara Chacon                Secretary and Treasurer

/s/ Clifford C. Thygesen           Director              October 13,1999
Clifford C. Thygesen

/s/ Clifford L. Neuman             Director              October 13,1999
Clifford L. Neuman




              GLOBAL CASINOS, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                     JUNE 30, 1999 AND 1998
                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors (Gerald R. Hendricks & Company P.C.)

Report of Independent Auditors (Gelfond Hochstadt Pangburn & Co.)

Consolidated Balance Sheet - June 30, 1999

Consolidated Statements of Operations - For Years
Ended June 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1999 and 1998

Notes to Consolidated Financial Statements



                  INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Global Casinos, Inc.

I have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately $323,000 during the year ended June 30, 1999, and had a working capital deficiency of approximately $2,168,000 at June 30, 1999. In addition, the Company is in default on various loan agreements and is involved in litigation that could have a material negative impact on the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



GERALD R. HENDRICKS & CO.

Westminster, Colorado
September 23, 1999



                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Global Casinos, Inc. and subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Casinos, Inc. and subsidiaries for the year then ended June 30,1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and incurred a net loss of approximately $2,289,000 during the year ended June 30, 1998. In addition, the Company is in default on various loan agreements and the Company ceased operating two of its casinos during the year ended June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 13, 1998



                       CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999
                             (in thousands)


                           ASSETS

Current assets:
  Cash                                                               505
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $88             386
    Related parties                                                   22
  Inventory                                                          260
  Prepaid rent                                                       116
  Current portion of notes receivable                                156
  Marketable trading securities                                      851
  Property rights held for sale                                      200
  Other                                                               67

    Total current assets                                           2,563

Land, buildings and improvements, and equipment:
  Land                                                               518
  Buildings and improvements                                       4,072
  Equipment                                                        2,027
                                                                   6,617
  Accumulated depreciation                                        (1,872)

                                                                   4,745

Other assets:
  Leasehold rights and interests and contract rights,
    net of amortization of $848                                    1,441
  Goodwill, net of amortization of $276                            1,888
  Hotel credits                                                      493
  Notes receivable, net of current portion, including
    receivables in default                                           197
  Other assets, net of amortization of $26                            25
  Restricted cash                                                    140

                                                                   4,184

                                                                  11,492

                           (continued)


                   CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1999
                           (Continued)
                         (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including $82 to a related party                  506
  Accrued expenses:
    Accrued wages and taxes                                           570
    Accrued casino license fees                                     1,169
    Accrued interest, including $14 to related parties                308
    Other                                                             265
  Notes payable                                                       301
  Current portion of long-term debt, including debt in default
    and $439 to related parties                                     1,712
  Other                                                                40

    Total current liabilities                                       4,871

Long-term debt, less current portion                                2,580

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible; 10,000,000 shares authorized
    Class A - $2 par value, nonvoting, 96,500 shares issued
     and outstanding                                                 193
    Class B - $.01 par value, nonvoting, 296,329 shares issued
     and outstanding                                                   3
    Class C - $1.20 par value, voting, 487,172 shares issued
     and outstanding                                                   5
  Common stock - $.05 par value; 50,000,000 shares authorized;
    1,546,360 shares issued and outstanding                           77
  Additional paid-in capital                                      12,915
  Accumulated deficit                                             (9,152)

                                                                   4,041

                                                                  11,492

                     See accompanying notes.


              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands)


                                                    For years ended June 30,
                                                          1999      1998
Revenues:
 Casino                                                  4,981      7,989
 Bingo                                                   3,593      2,955
 Food and beverage                                         118        187
 Other                                                     377        314
                                                         9,069     11,445
Expenses:
 Cost of sales                                           2,162      1,929
 Operating, general, and administrative, including
   $62 and $67, respectively, to a
   related party                                         6,227      8,831
 Depreciation and amortization                             852      1,053
 Restructuring charges                                     267      1,317
                                                         9,508     13,130
Loss from operations                                      (439)    (1,685)
Other income (expense):
 Interest income                                            36         35
 Interest expense, including $37 and $30,
   respectively, to related parties                       (493)      (637)
 Realized gain on the sale of marketable securities        274         23
 Adjustment to market value of marketable securities       215
                                                            32       (579)
Loss before minority interest and extraordinary item      (407)    (2,264)
Minority interest in income of subsidiary                             (25)
Loss before extraordinary item                            (407)    (2,289)
Extraordinary item:
 Gain from debt restructuring                               84
Net loss                                                  (323)    (2,289)
Dividends on Class B preferred stock                      (267)       (65)
Net loss available to common stockholders                 (590)    (2,354)

Loss per share - basic and diluted:
 Loss before extraordinary item                          (0.44)     (1.61)
 Extraordinary item                                       0.05          0
 Net income (loss) available to common stockholders      (0.39)     (1.61)

 Weighted average shares outstanding                 1,528,062  1,460,371


                     See accompanying notes.


                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR YEARS ENDED JUNE 30, 1999 AND 1998
                                      ($ amounts in thousands)

<CAPTIONS>
                                                Preferred Stock                                  Additional
                                   Class A         Class B         Class C        Common Stock     Paid-in   Accumulated
                               Shares  Amount   Shares  Amount  Shares  Amount    Shares  Amount    Capital     Deficit     Total
Balances at June 30, 1997     147,750     269                                  1,400,811     70       8,906      (6,208)    3,037
Class B shares issued in
  debt conversion                              340,329     3                       1,250              3,406                 3,409
Shares issued for services                                                        32,894      2         116                   118
Shares issued in
  conversion of Class A                                                                                                         0
  preferred stock to
   common stock               (38,750)    (51)                                     9,389                 50                    (1)
Shares issued in exercision
  of options                                                                      60,000      3         184                   187
Redemption of preferred stock                  (11,151)                                                (111)                 (111)
Dividends on Class B
  preferred stock                                                                                                   (65)      (65)
Net loss                                                                                                         (2,289)   (2,289)

Balances at June 30, 1998     109,000     218  329,178     3                   1,504,344     75      12,551      (8,562)    4,285
Shares issued in conversion
  of mandatory redeemable
  preferred stock to
  common stock                                                                       175                  3                     3
Shares issued in conversion
  of Class A preferred stock
  to common stock             (12,500)    (25)                                     2,222                 24                    (1)
Class B shares issued in debt
  conversion                                    15,000                                                  150                   150
Redemption of Class B
  preferred stock                              (47,849)                                                (478)                 (478)
Common stock issued in
  debt conversion                                                                 39,619      2          85                    87
Class C shares issued in
  debt conversion                                              487,172     5                            580                   585
Dividends on Class B
  preferred stock                                                                                                  (250)     (250)
Dividends on Class C
  preferred stock                                                                                                   (17)      (17)
Net loss                                                                                                           (323)     (323)

                               96,500     193  296,329     3   487,172       5  1,546,36     77      12,915      (9,152)    4,041


                                         See accompanying notes.

              CONSOLIDATED STATEMENTS OF CASHFLOWS
                         (in thousands)


                                                     For years ended June 30,
                                                          1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 (323)      (2,289)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization                           852        1,053
  Provision for uncollectible receivables                  99           39
  Net gain on sales of marketable trading securities     (274)         (23)
  Adjustment to market value of marketable trading
   securities                                            (215)
  Extraordinary gain from extinguishment of debt          (84)
  Restructuring costs, net of cash                         94        1,317
  Expensing of prepaid rent                                71
  Stock issued for services                                             30
  Minority interest                                                     25
  Changes in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
    Restricted cash                                                   (140)
    Accounts receivable                                  (172)        (196)
    Inventory                                              25            2
    Other current assets                                   24         (158)
    Other assets                                           (4)          25
    Accounts payable                                      (14)         319
    Accrued expenses                                      575          372
    Other current liabilities                                           40
    Other liabilities                                     (12)          (6)
                                                          965        2,699
    Net cash provided by operating activities             642          410

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of building improvements and equipment       (460)        (598)
  Purchases of marketable trading securities,
   net of sales                                          (227)         (27)
  Collections on notes receivable                          61           48
  Issuance of notes receivable                            (80)
  Acquisitions, net of cash acquired                                  (383)
  Settlement upon termination of operating lease          400
                                                         (306)        (960)


                           (continued)


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
                         (in thousands)

                                                    For years ended June 30,
                                                        1999       1998
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt                   (337)       (697)
 Issuances of long-term debt                             448         749
 Borrowings against notes payable                        150         170
 Payments on notes payable                               (94)
 Proceeds from issuance of common stock                              188
 Redemption of mandatory preferred stock                  (3)        (20)
 Redemption of Class B preferred stock                  (478)       (111)
 Payment of dividends on Class B preferred stock        (240)        (54)
    Net cash provided by financing activities           (554)        225

Net decrease in cash                                    (218)       (325)
Cash at beginning of year                                723       1,048
Cash at end of year                                      505         723

Supplemental cash flow information:
 Cash paid for interest                                  457         459

Supplemental disclosure of non-cash investing
 and financing activities:
  Debt converted to common stock:
   Mandatory redeemable preferred stock                    4
   Accounts payable, including $80,000 to a related party             88
   Long-term debt                                         87           6
 Class A preferred stock converted to common stock                    51
                                                          91         145

 Debt converted to Class B preferred stock               150       3,403
 Debt converted to Class C preferred stock               585
 Fixed assets acquired through long-term debt             61
 Transfer of land, building and improvements to
    property rights held for sale                        200
 Proceeds of note payable used to purchase
    note receivable                                                   75

 Acquisitions:
  Fair value of assets acquired                                      592
  Intangible assets                                                3,935
  Liabilities assumed                                               (135)
  Fair value of assets exchanged                                  (4,010)
  Cash paid, net of cash acquired                                    382


                     See accompanying notes.


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation

     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically and internationally, and distributes bingo supplies and leases bingo facilities domestically. The consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham
       Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

       GLOBAL ALASKA INDUSTRIES ("Global Alaska"), an Alaska corporation, which acquired Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska on August 1, 1997 (Note 2). ABS is primarily engaged in the distribution of a full line of bingo and bingo-related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. ABS also receives rent income from the leasing of space to two bingo hall operators. The bingo halls are managed by the wife of the holder of the Company's Class B preferred shares.

       GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten Limited Liability Company located on the island of St. Maarten in the Dutch Netherlands Antilles. Global Pelican operates the Pelican Casino under a Management and Operating Lease Agreement (Note 9).

       BPJ HOLDINGS N.V. ("BPJ"), a Curacao Limited Liability Company, which operated the Casino Masquerade on the Caribbean resort island of Aruba through February 1998. The Company disposed of its investment in BPJ in December 1998 (Note 2).

       WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30, 1995 (Note 9).

       GLOBAL CASINOS INTERNATIONAL, INC.  ("Global
       International"), a Delaware corporation, which through an International Joint Venture ("IJV") operated Casino Las Vegas in Bishkek, Kyrgyzstan. The Company transferred its interest in Casino Las Vegas to its IJV partner in April 1998 (Note 2).

       DESTINATION MARKETING SERVICES, INC. ("DMS"), a Colorado corporation, which acquired the net assets of a Colorado travel services company in January 1998. The Company disposed of its investment in DMS in October 1998 (Note 2).

     Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include depreciation, amortization, and allowances for doubtful accounts. Actual results could differ from those estimates.

     Management's Plans

     The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. The Company has incurred recurring operating losses, incurred net losses of approximately $323,000 and $2,289,000 during the years ended June 30, 1999 and 1998, respectively, and had a working capital deficiencies of approximately $2,168,000 and $2,653,000 at June 30, 1999 and 1998, respectively. The
     Company is in default on various loan agreements and the Company ceased operating two of its casinos in 1998. Additionally, as further discussed in Note 9, the Company is involved in litigation that could have a negative impact on the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company will also continue to explore acquisition opportunities, and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability.

     Cash

     Cash consists of demand deposits, vault cash used in casino operations, and cash provided for use in the leased bingo hall facilities.

     Restricted cash

     Restricted cash represents cash held in an escrow account in connection with the Company's negotiations with the government of St. Maarten to obtain a casino license.

     Inventories

     Inventories primarily consist of bingo supplies and are stated at the lower of cost or market. Cost is determined by the average-cost method.

     Revenue Recognition

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Sales of bingo-related products are recognized as products are shipped. Rental revenue is recognized as it becomes due.

     Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments classified as current assets and liabilities approximate fair value due to the short maturities of these instruments. The carrying values of notes receivable and long term debt approximate fair values because stated interest rates on these instruments are similar to returns management believes are currently available to the Company for instruments with similar risks.

     Marketable securities are considered to be trading securities, and are carried on the balance sheet at their market value. Market value is determined by the traded price of the security in the public market at the balance sheet date. Realized and unrealized gains and losses are recognized currently. Net realized gains are determined on the first-in, first-out cost method.

     Marketable securities are transacted on either a cash or margin basis. In margin transactions, the Company is extended credit that is collateralized by cash and securities in the Company's account. The Company is required to maintain margin collateral in compliance with various regulatory and other guidelines, and make adjustments of collateral levels in the event of excess market exposure. Included in other accrued expenses at June 30, 1999 are marketable securities of $121,406 transacted on a margin basis.

     Hotel credits are presented at their estimated realizable value.

     Property Rights Held for Sale

     Property rights held for sale consists of the rights to the ownership of land, building and improvements in Deadwood, South Dakota. The carrying value of the property rights approximates the estimated sales price of the land, building and improvements (Note 9).

     Land, Building and Improvements, and Equipment

     Land, building and improvements, and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.

     Leasehold Rights and Interests, Contract Rights, and Goodwill

     Leasehold rights and interests, contract rights, and goodwill represent the excess of the purchase prices over the net assets of the acquired investments in ABS and Casinos USA. The leasehold and contract rights are amortized over eight years. Goodwill is amortized over fifteen years.

     Valuation of Long-Lived Assets

     The Company performs an annual assessment to determine whether there has been impairment in the carrying values of its land, building and improvements, equipment, leasehold rights and interests, contract rights, and goodwill. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is less than its carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in similar manner, except that fair market values are reduced by the cost to dispose.

     During the year ended June 30, 1999, the Company recognized a restructuring charge of $160,471 due to the reduction of the amortization periods associated with leasehold rights and interests, contract rights, and goodwill. During the years ended June 30, 1999 and 1998, restructuring charges of $65,970 and $19,763, respectively, were recognized due to the reduction of the estimated useful lives of certain equipment.

     Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Income Taxes

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

     Loss Per Share

     Basic loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 1999 and 1998 as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Foreign Currency Transactions

     Gaming activities in the Company's foreign operations are primarily conducted in U.S. dollars. Gains and losses from foreign currency transactions are recognized currently, and were immaterial for the years ended June 30, 1999 and 1998.

     Risk Considerations

       ALASKA BINGO SUPPLY Trade receivables are due from ABS bingo supply customers. ABS grants credit, generally without collateral, to its customers. During 1999, approximately 28% of bingo product sales were attributed to two significant customers. During 1998, approximately 33% of bingo sales were attributed to three significant customers.

       Approximately 41% and 54% of ABS's bingo product supply purchases were from a third party supplier during 1999 and 1998, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that would affect ABS operating results adversely.

       As discussed in Note 9, the Company is involved in litigation in which the plaintiffs are seeking actions that could materially impact ABS operations.

       GLOBAL PELICAN Global Pelican is subject to considerations and risks not typically associated with investments in North American companies. Due to the sustained stability of St. Maarten's political, economic, and legal environments, the Company does not anticipate significant risk in the immediate future.

       The Company is currently able to remit funds from its operations in St. Maarten to the U.S. to meet certain intercompany obligations without significant local government approvals, restrictions or taxation. However, the remittance of funds to the U.S. for other means (including profit distribution) would be subject to certain restrictions and taxation. Changes in the local legal and economic environments may adversely affect the expropriation of funds to the U.S.

       HOTEL CREDITS As discussed in Note 2, the Company was issued hotel credits at the Radisson Aruba Resort Spa & Casino having a face value of $600,000 (and a realizable value of $492,739 at June 30, 1999), usable at the rate of $100,000 per year commencing January 2000. The hotel has experienced protracted delays in opening for operations, and further delays could adversely impact the Company's ability to utilize the credits, resulting

     Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income, and is effective for fiscal years beginning after December 15, 1997. The Company did not have any components of comprehensive income requiring separate disclosure under SFAS No. 130.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes the accounting standard will not impact the Company's financial statements.

     Reclassifications

     Certain amounts reported in the 1998 financial statements and notes have been reclassified to conform to the 1999 presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     Alaska Bingo Supply

     On August 1, 1997, the Company acquired 100% of the outstanding common stock of ABS. The acquisition was accounted for as a purchase. The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 8% convertible promissory note due in 2004, collateralized by shares of ABS' common stock held by the Company.

     In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. The promissory notes of $200,000 to third parties, all of which were paid in full in 1998, bore interest at 24% and were collateralized by a note receivable by the Company. The remaining third party and related party notes bore interest at 12%. During 1999, the related party principal of $50,850 and accrued interest of $15,548 were converted to 55,332 shares of Class C preferred stock. The maturity of the remaining third party note has been extended to December 31, 1999.

     Effective March 31,1998, the remaining principal balance due under the $4,000,000 promissory note of $3,853,290 and accrued interest of $15,202 were converted into (i) 340,329 shares of the Company's Class B preferred stock having a face value of $10.00 per share, and (ii) a convertible promissory note in the principal amount of $450,000, due in September 2004 at 8% (the "Second Note"). Effective December 31, 1998, $150,000 of the Second Note was converted to 15,000 shares of Class B preferred stock, leaving a principal balance on the Second Note of $300,000.

     Casino Masquerade

     The Company had operated the Casino Masquerade located in the Radisson Aruba Caribbean Hotel on the island of Aruba through February 28, 1998, at which time the hotel was closed for major repairs and renovations. In April 1998, the Company reached a settlement agreement with the lessor of the casino space regarding payment of working capital expenses and improvements, as well as the provision of new lease terms. These terms included a deposit of $750,000 to be deposited in an escrow account until the casino was open for operations, and approximately $2,000,000 in casino improvements and equipment purchases. The Company was unable to meet these requirements and defaulted on the lease agreement. Consequently, the carrying value of leasehold rights and interests, contract rights, and equipment were considered to be impaired, and the Company recognized a restructuring charge of $1,076,549 for the year ended June 30, 1998.

     Due to protracted delays in completing the renovations and other adverse business circumstances, the Company was able to negotiate an early termination of the casino lease. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. The hotel credits are usable at the rate of $100,000 per year commencing January 2000.

     Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. The resulting gain of $191,800 in connection with the disposition is included in restructuring charges for 1999.

     Casino Las Vegas

     Through April 1998, the Company leased the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. The Company transferred its interest in the casino to the JVP in April 1998 and recognized a restructuring charge of $220,835 in connection with the transfer.

     Destination Marketing Services, Inc.

     In January 1998, the Company, through DMS, a newly-formed subsidiary, acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company in exchange for $10,000 cash and a $69,000 note payable bearing interest at 10%, due in 1999. Effective October 1, 1998 the Company sold to DMS's president all of the outstanding shares of common stock which it had acquired. Under the terms of the buyout, the Company will receive an aggregate of $20,000 over three years and will be indemnified against certain liabilities, including payroll taxes. The resulting gain of $5,400 in connection with the disposition is included in restructuring charges in 1999.

     Casino Calypsso

     During the year ended June 30, 1999, the Company opened and closed the Casino Calypsso located in the Hotel Calypsso in Salinas, Ecuador. Due to unfavorable financial and political conditions the Company elected to close the casino. A restructuring charge of $195,140 was incurred as a result of the closure.

3.   NOTES RECEIVABLE

     At June 30, 1999, notes receivable consist of the following (in thousands):

       6.5% note receivable, monthly interest and
       principal payments of $6,569 until December
       2002, at which time the unpaid balance is due.
       The note is collateralized by a deed of trust
       on real property, fixtures, and improvements.      $   247

       Non-interest bearing note, originally due
       December 1995, in default, collateralized by
       20,000 shares of the Company's common stock            200

       Non-interest bearing note, unsecured,
       due on demand                                           80

       10% note receivable, interest and principal
       payments of $800 due monthly, unpaid principal
       and interest due December 1, 2001                       21

                                                              548
       Allowance for doubtful collections                    (195)

                                                              353
       Less current portion                                  (156)

                                                          $   197

     The allowance for doubtful collections is maintained at amounts estimated necessary to cover losses on receivables based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the years ended June 30, 1999 and 1998, the Company increased the allowance for doubtful collections by $37,000 and $27,500, respectively.

4.   LONG-TERM DEBT

     At June 30, 1999, long-term debt consists of the following (in thousands):

        Unsecured loans, interest at 10% to 15%, in
        default or due on demand                          $   281

        Mortgage payable to a third party,
        collateralized by real estate, interest at
        10%, in default                                        35

        Secured convertible note, collateralized by
        the Company's equity in certain Casinos USA
        property, interest at 7%, in default.  The
        note is convertible in whole or in part to
        common stock at the option of the holder at
        any time prior to the note's maturity at a
        conversion price of  $10.00 per share.                501

        Unsecured convertible notes, in default,
        $163,343 to a related party, default interest
        at 12%. Notes are convertible in whole or in
        part, at the option of the holder, to common
        stock at a conversion price of $5.00 per
        share.  Upon the effective date of a
        registration statement registering the
        underlying shares of common stock, notes will
        automatically convert                                 306

        Mortgages payable to third party,
        collateralized by real estate, interest at 7%,
        monthly payments of $5,210 plus annual
        payments of 37.5% of available Bull Durham net
        cash flow, as defined, due in 2004                    752

        Mortgages payable to third parties,
        collateralized by real estate, interest at
        9.2%, monthly payments of $10,225 plus annual
        payments of 12.5% of available Bull Durham net
        cash flow, as defined, due in 2004                  1,111

        Unsecured obligations, non-interest bearing,
        annual payments of 50% of available Bull
        Durham net cash flow, as defined, due in 2004         128

        Mortgages payable to third parties,
        collateralized by real estate, interest at 7%,
        monthly payments of $2,119, due in 2004               310

        Secured notes, interest ranging from 7% to
        14%, monthly payments of $22,325,
        collateralized by certain gaming equipment,
        due through 2003.  A note with a principal
        balance of $9,758 is personally guaranteed by
        a related party.                                      195

        Secured note, bearing interest at 12%, due in
        installments through September 1999,
        collateralized by a note receivable                    60

        Unsecured obligations to related parties,
        bearing interest at 9%, due on demand,
        convertible in whole or in part to common
        stock at the option of the holder at any time
        at a conversion price of  $5.00 per share.            276

        Unsecured notes to Class B preferred
        shareholder, bearing interest at 8%, principal
        due September 2004                                    336

                                                            4,291
        Less current portion, including debt in default    (1,712)

                                                         $  2,579

             Scheduled maturities of long-term debt for the years ending June 30 are as follows (in thousands):

        2000        $   1,712
        2001               72
        2002               61
        2003               62
        2004            2,384

        Total       $   4,291


     During 1999, a note payable with a principal balance of $25,000 and accrued interest of $25,407 was extinguished for $15,000, resulting in an extraordinary gain of $35,407.

5.   NOTES PAYABLE

     At June 30, 1999, the Company had $301,201 in notes due to a financial institution. The notes bear interest at 2% to 3% over The Wall Street Journal prime rate of interest through the term of the notes. The notes are due in monthly installments of $12,911 including interest through October 2001, and are collateralized by real estate pledged by a related party.

6.   STOCKHOLDERS' EQUITY

     Class B Preferred Stock

     During 1998 and in conjunction with the acquisition of Alaska Bingo Supply (Note 2), the Company issued a new series of convertible preferred stock, Class B preferred stock. Each share of Class B preferred stock is convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering the shares of the Company's common stock that would be issuable upon such conversion. No more than 311,550 shares of common stock may be converted without the approval of the Company's shareholders.

     The Company has the option, but not the obligation, to redeem all or any portion of the Class B preferred stock at a redemption price of $10.00 per share. Holders of the Class B preferred stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 1999, the Company redeemed 47,849 shares of Class B preferred stock and paid $240,072 in dividends. For the year ended June 30, 1998, the Company redeemed 11,151 shares of Class B preferred stock and paid $54,166 in dividends. Included in accrued expenses at June 30, 1999 is $9,742 of accrued dividends.

     Class C Preferred Stock

     In January 1999, the Board of Directors of the Company ratified the issuance of the newly designated Series C preferred stock. The stock has a par value of $.01, is voting, and is convertible into common stock at a rate of $1.20 per share. Holders of Class C preferred stock are entitled to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

     In January 1999, principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock. Included in the conversion were $258,870 and $46,395 in principal and accrued interest, respectively, owed to related parties. Accrued expenses at June 30, 1999 include $17,051 in accrued dividends of which $10,208 is due to related parties.

     In September 1999, the Company entered into an agreement with the holders of the Class C preferred stock that in the event of certain events the holders have the option to put the shares to the Company for redemption.

     Common stock

     During the year ended June 30, 1999, 12,500 shares of Class A preferred stock were converted to 2,222 shares of common stock. In addition, $124,097 of principal and accrued interest was converted to 39,619 shares of common stock, at a gain of $37,549.

     Mandatory Redeemable Convertible Preferred Stock

     During the year ended June 30, 1999, the Company completed its redemption of Class A mandatory redeemable convertible preferred stock through $3,500 being converted to 175 shares of common stock, and $30,000 being redeemed for $18,500, which resulted in an extraordinary gain of $11,500.

     Warrants

     During 1998, the Company issued 50,000 warrants to purchase common stock exercisable at $2.50 per share as a loan fee in conjunction with the issuance of a $50,000 note. These warrants expire July 2000. The Company also issued 15,000 warrants to purchase common stock exercisable at $3.00 per share in conjunction with the issuance of a $150,000 note. These warrants expire June 2000.

     In October 1995, Casinos USA filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1997, the Court approved the Company's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered. In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders to purchase from Casinos USA an amount of common stock so that, immediately after exercise, the warrant holders would own 80% of the common stock. The warrants are exercisable at any time through the earlier of January 17, 2004, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of Casino U.S.A.'s assets, or a merger, recapitalization, refinance, or other restructuring (a "capital event"). The warrant holders are entitled to call a vote as to whether any capital event should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 1998.

     As part of the settlement agreement of the Casino Masquerade lease, the
     Company issued the    lessor 100,000 warrants to purchase common stock
     exercisable at $3.00 per share. The warrants were exercisable the earlier of the effective declaration of the registration statement, or April 1999. The warrants were rescinded in November 1998 with the termination and release of the settlement agreement.

     In October 1996, in connection with a private placement of convertible debt, the Company issued 126,100 Class E Warrants exercisable at $6.00, 126,100 Class F Warrants exercisable at $7.00, and 126,100 Class G Warrants exercisable at $8.00 per share. The Class E, F, and G warrants expired in February 1999.

     Prior to 1995, the Company issued to an underwriter a warrant to purchase 2,813 units, which consisted of one share of Class A Preferred Stock and one-half Class D Warrant at an exercise price of $24.00 per unit. This warrant expired in April 1999.

     Options

     A total of 190,000 options were issued to two companies during 1998 in conjunction with services rendered. The options expire at various times through December 2001, and are exercisable at prices ranging from $2.50 to $4.25.

7.   GLOBAL INTERNET CORPORATION

     In July 1996, the Company and other investors formed Global Internet Corporation ("Global Internet"), to explore opportunities related to developing entertainment and gaming sites on the internet. Management became aware that internet gaming could impair the Company's Colorado state gaming license and consequently divested itself of its investment in Global Internet by entering into an agreement with First Entertainment ("FEI"). The Company sold its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B preferred stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. In addition, the Company sold 1,500,000 of common shares of Global Internet in exchange for 1,500,000 warrants of FEI, which would allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. Because FEI was thinly capitalized and traded, the Company was unable to assign a value to the transaction and recognized a loss of $385,418 during the year ended June 30, 1997.

     On December 31, 1998, the Company converted all of its FEI Class B preferred stock to common stock and recognized a gain of $110,750 that represented the market price of the common stock at conversion. As of June 30, 1999, the Company had sold 155,000 shares of common stock at a gain of $102,788. At June 30, 1999, marketable securities includes the remaining 220,000 FEI shares carried at their market value of $278,432, which resulted in unrealized gains of $209,682. In July 1999, the Company sold the remaining shares of FEI at a realized gain of $51,550.

8.   SUBSEQUENT EVENTS

     Tollgate Saloon & Casino

     Effective August 7, 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. The Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700.

     Casinos USA

     In July 1999, Global Casinos paid a total of $52,858 in cash and assumed a note of $54,163 to retire the unsecured debt of Casinos USA. The transaction resulted in a gain of $20,566. Global Casinos is entitled to receive 50% of the cash flow from casino operations, with the other 50% payable to the mortgage holders.

     Assignment of Note

     In September 1999, the Company assigned to a related party its interest in an $80,000 note and $43,766 in advances made to a third party subsequent to yearend in partial satisfaction of a note payable owed to the related party.

9.   COMMITMENTS AND CONTINGENCIES

     Leases and rental operations

     The Company, through its subsidiary, Global Pelican, continues to lease and operate the Pelican Casino under a cancelable Management and Operating Lease Agreement (the "Pelican Agreement"). The term of the lease is for five years with options to renew for three additional five-year terms.
     Rent expense for the years ended June 30, 1999 and 1998 was $225,000 and $235,000, respectively.

     The Pelican Agreement provided that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the third party providing clear title to the equipment. The Pelican Agreement also stated that until the equipment liens and encumbrances were released, Global Pelican had the right to terminate the Pelican Agreement. At June 30, 1999, the equipment remains subject to liens and encumbrances, and Global Pelican has therefore not purchased the equipment.

     ABS leases from unrelated third parties two separate buildings that have been configured and maintained for use as bingo halls. One lease expires in August 2001, with the option to extend the lease for two additional three-year periods. The lease payments are based on the Anchorage consumer price index. The other lease expires in December 1999. Monthly rent payments increase from $10,000 to $14,555 over the remaining term of the lease, with rent expense being recognized on a straight-line basis. Bingo hall lease expense was $390,102 and $362,203 for the periods ended June 30, 1999 and 1998, respectively.

     The Company subleases both premises on a month-to-month basis to two charitable groups that operate bingo games at the locations. The operations of these charitable groups are managed by a company controlled by the wife of the holder of the Company's Class B preferred stock. Under the sublease arrangements, the Company leases furniture and bingo equipment to the charitable organizations and the charitable groups purchase bingo supplies from the Company for use in their operations.

     The Company leases from the holder of it Class B preferred stock its ABS office and warehouse facilities under a noncancellable operating lease which expires July 2004. The Company has options to extend the lease for two additional one-year periods; lease payments are subject to increase based on the Anchorage consumer price index. Through June 30, 1999, the Company also utilized a computer system for $1,000 per month. Rent expense was $59,520 and $54,560 for the periods ended June 30, 1999 and 1998, respectively.

     The Company leases corporate office space under a noncancelable operating lease expiring in September 1999. The Company leased office equipment under a lease that expired in 1998. Lease expense under these leases was $48,491 and $53,055 for the years ended June 30, 1999 and 1998, respectively.

     Future minimum lease payments for the years ending June 30, including lease payments resulting from the Tollgate transaction (Note 8), are as follows (in thousands):

                      Office
                       and
                     Casinos  Bingo Halls  Equipment    Total

        2000           $ 331       $  308       $ 28   $  667
        2001             325          221         27      573
        2002              69          221          5      295
        2003              48          221          4      273
        2004              48          221                 269
        Thereafter         4           37                  41

                       $ 825      $ 1,229       $ 64   $2,118

     Securities and Exchange Commission

     On September 24, 1998, the Company and a former director entered into a voluntary consent decree with the Securities and Exchange Commission, pursuant to which an administrative order was entered by the Commission directing the Company and the former director to cease and desist from anti-fraud violations of the federal securities laws in the future.

     On June 1, 1998, the Commission brought an administrative proceeding against a related party and certain of its directors, alleging certain violations of federal securities laws. Two of the individuals are also directors of the Company. While the matters at issue in the administrative proceeding do not involve the Company, inasmuch as the proceeding involves two of the Company's three directors, an adverse ruling could have a material adverse effect upon the Company.

     Litigation

     During 1999, the State of Alaska, on behalf of various non-profit organizations involved in charitable gaming that include organizations that lease the bingo halls from ABS, brought a lawsuit against the previous sole shareholder of ABS. The State alleges that the previous shareholder improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates. The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS. The defendants deny any wrongdoing and are defending the litigation vigorously. The lawsuit is in the discovery phase, and legal counsel is unable to express an opinion as to the potential outcome. The stock purchase and sale agreement of ABS contains a clause indemnifying Global Alaska against any liability and reasonable attorney's fees associated with defending the Company. The Company asserts that the indemnification is also applicable to ABS. In the unlikely event that ABS is not successful in obtaining indemnification from the previous shareholder, an adverse ruling could have a material adverse effect on the Company.

     The Company entered into a lawsuit in 1999 with the mortgage holders of the land and building in Deadwood, South Dakota against a former director of the Company. The Company believed that it acquired the property in its acquisition of Woodbine Corporation from the former director and others in 1993, and consequently made payments in the total amount of $117,676 towards the assumed mortgage. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of the property, but rather the former director held the property under an installment land sale contract. The former director has been joined in the litigation as the result of his refusal to transfer his interest in the installment land sale contract to the Company. The Company has entered into an agreement with the mortgage holders to receive $200,000 from the sale of the property subsequent to foreclosure. In conjunction with the lawsuit, the land, building, and improvements were classified as property rights held for sale, and the Company recognized a restructuring charge in 1999 of $43,120 to reduce the carrying value of the property rights to estimated net realizable value.

10.  INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled. Global Pelican is subject to St. Maarten tax provisions which provide for utilization of prior years cumulative net operating losses to offset current and future taxable income. At June 30, 1999, the Company has net operating loss carryforwards related to its St. Maarten operations of approximately $475,000 available to reduce future taxable income.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets at June 30, 1999 are comprised mainly of net operating loss carryforwards of approximately $2,437,120. The valuation allowance was increased by $108,000 during 1999 to reserve the deferred tax assets in their entirety.

     The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

                                                   1999     1998

       Statutory federal income tax rate            34%      34%
       Effect of net operating loss not utilized   (34)     (34)
                                                    - %      - %

     At June 30, 1999, the Company had domestic net operating loss carryforwards of approximately $7,168,000 available to reduce future taxable income. The net operating loss carryforwards expire in the years ending June 30 as follows (in thousands):

       2008    $     920
       2009        1,676
       2010        1,217
       2011        2,615
       2012            -
       2013          423
       2014          317

                $  7,168

11.  STOCK INCENTIVE PLAN

     The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The Company has reserved 150,000 shares of common stock for issuance under these Plans. The options expire five years from the date of grant or upon termination of employment.

     The following number of stock options associated with these Plans is as follows (in thousands):
                                             Stock
                                           Incentive   Directors    Total
         Outstanding at June 30, 1997          91         25         116
          Granted                              80         30         110
          Exercised                           (60)         -         (60)
          Forfeited                           (76)       (20)        (96)
        Outstanding at June 30, 1998           35         35          70
          Granted                              28                     28
          Exercised                             -          -           -
          Forfeited                           (15)       (35)          -
        Outstanding at June 30, 1999           48          -          98


     The weighted average exercise prices were:

                      Stock
                    Incentive    Directors

        1999          $ 2.55
        1998          $ 5.43      $ 2.86

     The following pro forma net loss and earnings per share for 1999 and 1998 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:


                                                1999         1998

        Loss- reported (in thousands)        $  (589)    $ (2,289)
        Loss- pro forma (in thousands)       $  (711)    $ (2,579)

        Loss per share - reported            $  (.39)   $   (1.61)
        Loss per share - pro forma           $  (.45)   $   (1.69)


12.  SEGMENT INFORMATION

     With the acquisition of ABS in August 1997, the Company expanded its operations to three significant lines of business: the casino gaming industry, the distribution of bingo products, and the leasing of bingo halls. Each reportable segment is a strategic business unit that offers different products and services. The bingo-related segments are managed together to realize synergies in employment and marketing strategies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on profit or loss from operations.

     Following is a tabulation of business segment information for the years ended June 30,1999 and 1998 (in thousands):

                                              Bingo
                                    Bingo     Hall
             1999          Casino   Products  Leasing     Other    Total

        Revenue            $5,350  $  2,904   $   708    $  108 $ 9,070
        Interest revenue        1         1                  34      36
        Interest expense      231        31                 232     493
        Depreciation and
         amortization         469       326                  57     852
        Restructuring
         (gains)/losses      (663)      186                 744     267
        Realized and
         unrealized gains
         and (losses)                                       490     490
        Extraordinary
         items                                               84      84
        Net income
         (loss)               108      (318)      318     (430)    (323)
        Identifiable
         assets             4,514       713               6,267  11,493
        Capital
         expenditures         474        39                   7     520


        1998
        Revenue            $8,303  $  2,322   $   646    $   65 $11,336
        Interest revenue       10         2                  23      35
        Interest expense      200       220                 217     637
        Depreciation and
         amortization         532       297                 224   1,053
        Restructuring
         (gains)/losses     1,138                         (170)     968
        Realized and
         unrealized gains
         and (losses)        (324)                          (3)    (327)
        Net income
         (loss)            (1,896)     (308)      283     (367)  (2,288)
        Identifiable
         assets             4,948       736              6,378   12,062
        Capital
         expenditures         526        18                 54      598

     The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 1999 and 1998 (in thousands):

                         Foreign**   Domestic       Total
        1999
        Revenue           $  2,631   $  6,494    $  9,125
        Net income(loss)        88       (411)       (323)
        Identifiable assets    228     11,265      11,493

        1998
        Revenue           $  5,863   $  5,473    $ 11,335
        Net loss            (1,948)      (340)     (2,289)
        Identifiable assets  1,314     10,748      12,062

        **Foreign operations include Aruba, St. Maarten and Kyrgyzstan operations in 1998, and Aruba and St. Maarten in 1999.

13.  401(k) SAVING AND PROFIT SHARING PLAN

     On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for the employees of the Bull Durham Casino and Alaska Bingo Supply that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. The Company matches an amount equal to 100% of each participant's contribution to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 1999 and 1998 were $21,761 and $18,610, respectively.