Form 10QSB
period 1999-09-30
GLOBAL CASINOS INC
filed 1999-11-22
CIK 727346

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999

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

As of November 22, 1999 1,546,360 shares of Common Stock of the
Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [   ]   No [ X ]


INDEX

PART 1.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets at September 30, 1999
               (unaudited) and June 30, 1999

               Statements of Operations for the Three
               Months Ended September 30, 1999 (unaudited) and
               September 30,1998 (unaudited)

               Statements of Cash Flows for the Three
               Months Ended September 30, 1999 (unaudited) and
               September 30,1998 (unaudited)

               Notes to Unaudited Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.       OTHER INFORMATION


PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. ("the Company", "Global") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations and its cash flows for the three months ended September 30, 1999 and 1998. The Company's balance sheet as of September 30, 1999 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.


                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)


                                                   September 30,       June 30,
                                                       1999              1999
                                                    (unaudited)
                            ASSETS

Current assets:
  Cash                                                   460             505
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
    of $88 at September 30 and June 30, 1999             408             386
   Related parties                                         3              22
  Inventory                                              225             260
  Prepaid rent                                            90             116
  Current portion of notes receivable                     66             156
  Marketable trading securities                          755             851
  Property rights held for sale                          200             200
  Other                                                  127              67

       Total current assets                            2,333           2,563

Land, building and improvements and equipment:
  Land                                                   518             518
  Buildings and improvements                           4,081           4,072
  Equipment                                            2,533           2,027

                                                       7,132           6,617
  Accumulated depreciation                            (2,014)         (1,872)

                                                       5,118           4,745

Other assets:
  Leasehold rights and interests and contract
   rights, net of amortization of $917 and $848
   at September 30 and June 30, 1999                   1,373           1,441
  Goodwill, net of amortization of $313 and
   $276 at September 30 and June 30, 1999              1,852           1,888
  Hotel credits                                          500             493
  Notes receivable, net of current portion,
   including receivables in default                      192             197
  Other assets, net of amortization of $26 at
  September 30 and June 30, 1999                          46              25
  Restricted cash                                        140             140

                                                       4,103           4,184

                                                      11,554          11,492


                                    (Continued)



                           CONSOLIDATED BALANCE SHEETS
                                    (Continued)
                                  (In Thousands)


                                                 September 30,       June 30,
                                                     1999              1999
                                                  (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including $60 and
   $82 to a related party at September 30
   and June 30, 1999                                  414              506
  Accrued expenses:
   Wages and taxes                                    463              570
   Casino license fees                              1,278            1,169
   Interest, including $27 and $14 to
    related parties at September 30 and
    June 30, 1999                                     332              308
   Other                                              498              265
  Note payable                                        262              301
  Current portion of long-term debt,
   including debt in default and
   $514 and $439 to related parties at
   September 30 and June 30, 1999                   1,819            1,712
  Other                                                40               40

       Total current liabilities                    5,106            4,871

Long-term debt, less current portion                2,782            2,580

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible: 10,000,000
   shares authorized
    Class A - $2 par value, nonvoting,
     96,500 shares issued and outstanding             193              193
    Class B - $.01 par value, nonvoting,
     283,801 and 296,329 shares issued
     and outstanding at September 30 and
     June 30, 1999                                      3                3
    Class C - $.01 par value, voting;
     487,172 shares issued and outstanding              5                5
  Common stock - $.05 par value; 50,000
   shares authorized; 1,546,360 shares
   issued and outstanding                              77               77
  Additional paid-in capital                       12,790           12,915
  Accumulated deficit                              (9,401)          (9,152)

                                                    3,667            4,041

                                                   11,554           11,492


                            See accompanying notes.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                 (Unaudited)
                                (In Thousands)

                                                    1999               1998
Revenues:
  Casino                                            1,154              1,305
  Bingo                                               930                815
  Food and beverage                                    32                 27
  Other                                                34                117

                                                    2,150              2,265
Expenses:
  Cost of sales                                       524                437
  Operating, general, and administrative            1,494              1,836
  Depreciation and amortization                       247                181

                                                    2,264              2,454

Loss from operations                                 (115)              (189)
Other income (expense):
  Interest income                                      13                  7
  Interest expense, including $13 and $12
   to related parties at September 30,
   1999 and 1998                                     (125)              (116)
  Realized gain on sale of marketable securities      121                  0
  Adjustment to market value of
   marketable securities                             (129)                 0

                                                     (120)              (109)

Loss before extraordinary item                       (234)              (297)
Extraordinary item - gain from
 restructuring of debt                                 57

Net loss                                             (178)              (297)
Dividends on Class B and C preferred stock            (72)               (65)

Net loss available to common stockholders            (250)              (362)

Loss per common share - basic and diluted:
  Loss from continuing operations                   (0.19)             (0.24)
  Extraordinary item                                 0.03
  Net loss available to common stockholders         (0.16)             (0.24)

  Weighted average shares outstanding           1,546,360          1,504,461


                           See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                 (Unaudited)
                                (In Thousands)

                                                      1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities          35                 89

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               (59)              (130)
  Collections on note receivable                       47                 16
  Issuance of note receivable                         (75)                 0
  Purchases of marketable trading securities         (205)                 0
  Sales of marketable trading securities              399                  0

    Net cash provided by (used in)
     investing activities                             107               (115)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt               (316)               (54)
  Issuances of long-term debt                         343                 54
  Principal payments of notes payable                 (39)               (28)
  Payment of mandatory redeemable preferred stock                         (3)
  Redemption of Class B preferred stock              (125)              (115)
  Payment of dividends on Class B preferred stock     (49)               (55)

    Net cash used in financing activities            (187)              (200)

Net (decrease) increase in cash                       (45)              (226)
Cash at beginning of year                             505                863

Cash at end of year                                   460                637

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               75                 65

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Mandatory redeemable preferred stock
   converted to common stock                                               4
  Note receivables in payment of debt                 124
  Fixed assets acquired through debt                  457
  Dividends accrued on Class B and Class C
   preferred stock                                     23                 10


                          See accompanying notes.


                    GLOBAL CASINOS, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999
                               (Unaudited)

1.   ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements for the three months ended September 30, 1999 and 1998 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     At September 30, 1999, and for the three months ended September 30, 1999 and 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham
          Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

          GLOBAL CENTRAL, INC., a Colorado corporation, which owns and operates the Tollgate Saloon & Casino
          ("Tollgate), located in the limited stakes gaming district of Central City, Colorado.

          GLOBAL ALASKA INDUSTRIES ("Global Alaska"), which operates Alaska Bingo Supply, Inc. ("ABS") located in
          Anchorage, Alaska.

          GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited
          Liability company located on the island of St. Maarten in the Dutch Netherlands Antilles.

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

          BPJ HOLDINGS N.V. ("BPJ"), a Curacao limited liability company, which operated the Casino Masquerade on the Caribbean resort island of Aruba through February 1998.
          The Company disposed of its investment in BPJ in December 1998.

          DESTINATION MARKETING SERVICES ("DMS"), a Colorado corporation, which acquired the net assets of a Colorado travel services company in January 1998. The
          Company disposed of its investment in DMS in October
          1998.

2.   TOLLGATE SALOON & CASINO

     In August 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000.

     The Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700.

3.   EARNINGS PER SHARE

     Basic loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months ended September 30, 1999 and 1998 as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

4.   SEGMENT INFORMATION

     The Company operates in three significant lines of business: the casino gaming industry, the distribution of bingo products, and the leasing of bingo halls. Each reportable segment is a strategic business unit that offers different products and services. The bingo-related segments are managed together to realize synergies in employment and marketing strategies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on profit or loss from operations.

     Following is a tabulation of business segment information
     for the three months ended September 30, 1999 and 1998 (in thousands):
                                                Bingo
                                     Bingo      Hall
                           Casino    Products   Leasing   Other   Total
        1999

        Revenue            $1,216    $777       $157             $2,150
        Interest revenue                1                   12       13
        Interest expense       75       6                   44      125
        Depreciation and
         amortization         123     110                   14      247
        Realized and
         unrealized gains
         and (losses)                                       (8)      (8)
        Extraordinary item                                  57       57
        Net income (loss)    (328)     52         58        40     (178)
        Identifiable assets 4,585     757                6,212   11,554
        Capital expenditures  511       2                    3      516
        expenditures

        1998

        Revenue            $1,338    $641       $178      $108   $2,265
        Interest revenue                                     7        7
        Interest expense       60       9                   47      116
        Depreciation and
         amortization          91      74                   16      181
        Realized and
        unrealized gains
         and (losses)
        Net income (loss)    (293)     41         74      (119)    (297)
        Identifiable assets 4,701     934                6,182   11,817
        Capital expenditures  374      16                    1      391

     The following table sets forth financial information for the Company's foreign and domestic operations for the three months ended September 30, 1999 and 1998 (in thousands):

                           Foreign**   Domestic      Total

        1999
        Revenue              $362       $1,788       $2,150
        Net income (loss)    (233)          56         (177)
        Identifiable assets   116       11,437       11,553

        1998
        Revenue              $672       $1,592       $2,264
        Net income (loss)    (310)          13         (297)
        Identifiable assets   392       11,425       11,817

     **   Foreign includes the operations of Aruba and St. Maarten.


5.   SUBSEQUENT EVENT

     In November 1999, Hurricane Lenny caused significant damage to the island of St. Maarten. The extent of damage to the island and to the Pelican Casino, and the effect of the damage on the operations of the Copmany, has not been determined.


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

Overview

Global Casinos, Inc. and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 1999, the Company's consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; the Bull Durham Saloon & Casino in Black Hawk, Colorado; the Tollgate Saloon & Casino in Central City, Colorado; the Pelican Casino on the island of St. Maarten, Netherlands Antilles; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska.

The operations of the Company are seasonal. St. Maarten experiences a higher concentration of tourists from December through April. The Pelican Casino's busy season counters the slow seasons of the Company's domestic operations. The Bull Durham and Tollgate casinos experience a significant increase in tourists from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received. Consequently, its operations are the strongest from September through April when people do not tend to be outdoors.

Bull Durham Saloon & Casino

The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. In November 1998, the casino completed its expansion project that increased the gaming space approximately 2,500 square feet to a total of 7,200 square feet. The casino now operates with 148 slot machines and three black jack tables. The Bull Durham employs an average of 30 full-time employees.

Tollgate Saloon & Casino

The Tollgate is located approximately one mile from Bull Durham in the historic mining town of Central City. In August 1999, the Company entered into a lease and option agreement to lease the Tollgate for a term of 24 months with the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000.

The Tollgate consists of 19,233 square feet on three levels in a restored historic commercial building. The casino operates with four black jack tables, 121 slot machines, and employs approximately 25 full-time employees.

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

Results of Operations - Three Months Ended September 30, 1999
Compared to the Three Months ended September 30, 1998

The Company incurred a net loss of $177,415 for the three months ended September 30, 1999, a decrease of $120,154 compared to $297,569 for the same period in 1998. Net loss available to common stockholders was $249,638 for the three months ended
September 30, 1999 compared to $362,784 for the same period in 1998.

The results of operations for the three months ended September 30, 1999 were comprised of Bull Durham, Tollgate, Pelican Casino, and Alaska Bingo Supply. The period in 1998 was comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, Destination Marketing, and Casino Masquerade.

During the second quarter of 1998, the Company sold its investments in BPJ Holdings ("BPJ") and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company, through BPJ, had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. The Company did not earn any revenue from Casino Masquerade during the three months ended September 30, 1998.

Revenues

The Company's revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the three months ended September 30, 1999 were $2,149,917 compared to $2,264,638 for the 1998 period, a decrease of $114,721 or 5%.

Bull Durham's revenues increased $66,847 to $732,620 for the three months ended September 30, 1999 compared to $665,773 for the period in 1998. The increase is largely due to the expansion that opened in November 1998 being in operation for the entire period in 1999. Tollgate's revenues for the three months ended September 30, 1999 were $121,986. The Pelican Casino's revenues decreased $60,540 to $361,734 for the three months ended September 30, 1999 compared to $422,274 for the same period in 1998. The decrease was due to a general decrease in island tourism.

Alaska Bingo's revenues increased $114,734 to $933,577 for the three months ended September 30, 1999 compared to $818,843 for the period in September 30, 1998. Of the increase, approximately
72% came from the increase in pulltab sales.

Expenses

Cost of sales increased $86,745 to $523,673 for the three months ended September 30, 1999 compared to $436,928 for the period in 1998. Approximately 80% of sales costs are incurred by Alaska Bingo. Alaska Bingo's gross profit remained at approximately 44% for both of the three months ended September 30, 1999 and 1998.

Operating, general, and administrative expenses decreased $342,034 to $1,494,022 for the three months ended September 30, 1999 compared to $1,836,056 for the period in 1998. The decrease is primarily due to costs incurred by Casino Masquerade and Destination Marketing during the three months ended September 30, 1998, which totaled $393,703. The Pelican Casino's operating costs decreased $123,581 for the three months ended September 30, 1999 compared to the prior year period due to a reduction in management overhead. These cost reductions were offset by $242,586 in operating costs incurred by Tollgate in its first three months of operations.

Depreciation and amortization costs increased $65,935 to $246,581 for the three months ended September 30, 1999 compared to $180,646 for 1998. The increase is due largely to a reduction in the estimated useful life of Pelican Casino's equipment and improvements, resulting in fixed assets being depreciated over a shorter time period.

Other expenses net of income was comparable to the prior year at $119,899 for the three months ended September 30, 1999 compared to $108,577 in 1998. Interest expense increased approximately $8,572 due primarily to the issuance of debt in the acquisition of fixed assets. Unrealized losses in market value adjustments of marketable trading securities exceeded realized gains by approximately $8,000. These charges were offset by an approximate $5,000 increase in interest income attributable to hotel credits received in the settlement of the Casino Masquerade lease.

The Company recognized an extraordinary item of $56,843 related to gains from debt restructuring and extinguishment. Included in the gain was $20,566 recognized in July 1999, when Global Casinos paid a total of $52,858 in cash and assumed a note of $54,163 to retire the unsecured debt of Casinos USA.

Liquidity and Capital Resources

The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls.

The working capital deficiency increased by $464,924 to $(2,772,761) at September 30, 1999 from $(2,307,837) at June 30,
1999. Current assets decreased to $2,332,568 at September 30, 1999 from $2,563,614 at June 30, 1999, a decrease of $231,046 or
9%. Current liabilities increased to $5,105,329 at September 30, 1999 from $4,871,451 at June 30, 1999, an increase of $233,878 or
5%. The increase in the working capital deficit was due mainly to increases in debt to acquire equipment and fund the start-up operations of Tollgate.

In August 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. In addition, the Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700.

During the three months ended September 30, 1999, related parties made working capital loans to the Company in the amount of $342,981. The loans accrue interest at 9%. The Company paid
$145,070 and transferred $123,766 toward the principal of the outstanding working capital loans. At September 30, 1999, the Company owed $350,638 to the related parties. The Company incurred $456,919 in debt to acquire equipment predominantly for the operations of Tollgate. The debt is secured by the equipment, and bears interest at average rates of 12% over two years.

Net cash provided by operating activities decreased $54,856 to $34,535 for the three months ended September 30, 1999 compared to $89,391 for the same period in 1998. The decrease is due largely to working capital costs incurred in the start-up of Tollgate.

Investing activities provided $221,425 in net cash during the three months ended September 30, 1999. During the three months ended September 30, 1998, investing activities used $114,806 in net cash. The main reason for the $221,425 positive change was net sales of $193,499 in marketable trading securities during the three months ended September 30, 1999. In addition, the Company decreased its cash purchases of fixed assets by $71,554 during the three months ended September 30, 1999 compared to the period in 1998.

The Company used $187,011 in cash for financing activities during the three months ended September 30, 1999 compared to $200,195 during the same period in 1998, a decrease of $13,184. The main reason for the decrease is that the Company issued debt in excess of principal payments of $14,789 during the three months ended September 30, 1999 compared to the prior year period.

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

SUBSEQUENT EVENT

In November 1999, Hurricane Lenny caused significant damage to the island of St. Maarten. The extent of damage to the island and to the Pelican Casino, and the effect of the damage on the operations of the Copmany, has not been determined.

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

     Item 4.     Submission of Matters to a Vote of Security Holders

                 None, except as previously disclosed.

     Item 5.     Other Information

                 None, except as previously disclosed.

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

                                 GLOBAL CASINOS, INC.



Date:      November 22, 1999     By:/s/Stephen G. Calandrella
                                    Stephen G. Calandrella, President


Date:      November 22, 1999     By:/s/Barbara G. Chacon
                                    Barbara G. Chacon, Chief, Financial Officer