Form 10QSB
period 1999-12-31
GLOBAL CASINOS INC
filed 2000-02-17
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
         For the transition period from                to
                                      --------------     -------------

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                                 87-0340206
------------------------------                              -----------------
(State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                           Identification
number

       5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
      ------------------------------------------------------------------
          (Address of Principal Offices)                   (Zip Code)

Registrant's telephone number, including area code:     (719) 590-4900


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [   ]

As of February 14, 2000, 1,546,360 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

   Item 1.     Financial Statements

               Balance Sheets at December 31, 1999 (unaudited) and
               June 30, 1999                                                 4

               Statements of Operations for the Three Months Ended
               December 31, 1999 (unaudited) and December 31, 1998
               (unaudited)                                                   6

          Statements of Operations for the Six Months Ended December 31, 1999 (unaudited) and December 31, 1998 (unaudited)

          Statements of Cash Flows for the Six Months Ended December 31, 1999 (unaudited) and December 31, 1998 (unaudited)

          Notes to Unaudited Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

   The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, and its results of operations for the three and six-month periods ended December 31, 1999 and 1998 and its cash flows for the six-month periods ended December 31, 1999 and 1998. The Company's balance sheet as of June 30, 1999 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                    December 31,          June 30,
                                        1999               1999
                                     (unaudited)
                                     -----------       -----------
            ASSETS
Current assets:
 Cash                                $      306        $      505
 Accounts receivable:
   Trade, net of allowance for
   doubtful accounts of  $70 and
   $88 at December 31 and June 30,
   1999                                     345               386
   Related parties                            4                22
 Inventory                                  230               260
 Prepaid rent                                 -               116
 Current portion of notes receivable         67               156
 Marketable trading securities              782               851
 Property rights held for sale              200               200
 Other                                      101                67
                                      ----------        ----------

   Total current assets                   2,035             2,563

Land, building and improvements and
 equipment:
 Land                                       518               518
 Building and improvements                4,081             4,072
 Equipment                                1,876             2,027
                                     -----------       -----------
                                          6,475             6,617
 Accumulated depreciation                (1,767)           (1,872)
                                    ------------       -----------

                                          4,708             4,745
                                    ------------       -----------

Other assets:
 Leasehold rights and interests and
   contract rights, net of
   amortization of $981 and $848 at
   December 31 and June 30, 1999          1,309             1,441
 Goodwill, net of amortization of
   $349 and $276 at December 31 and
   June 30, 1999                          1,816             1,888
 Hotel credits                              507               493
 Notes receivable, net of current portion,
   including receivables in default         175               197
 Other assets, net of amortization of
   $ - and  $26 at December 31 and June
   30, 1999                                  58                25
 Restricted cash                              -               140
                                     -----------      ------------
                                          3,865             4,184
                                     -----------       -----------
                                      $  10,608        $   11,492
                                     ===========       ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, including $73 and
   $82 to a related party at December
   31 and June 30, 1999              $      530        $      506
 Accrued expenses:
   Wages and taxes                          138               570
   Casino license fees                        -             1,169
   Interest, including $12 and $14
   to related parties at December 31 and
   June 30, 1999                            354               308
   Other                                    402               265
 Note payable                               231               301
 Current portion of long-term debt,
   including debt in default and $580
   and $439 to related parties at
   December 31 and June 30, 1999          1,838             1,712
 Other                                       40                40
                                     -----------       -----------

   Total current liabilities              3,533             4,871
                                     -----------      ------------

Long-term debt, less current portion      2,730             2,580
                                     -----------       -----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock - convertible:
   10,000,000 shares authorized
   Class A - $2 par value, nonvoting,
    96,500 shares issued and
    outstanding at December 31,
    1999 and June 30, 1999                  193               193
   Class B - $.01 par value, nonvoting,
    270,893 and 296,329 shares issued
    and outstanding at December 31
    and June 30, 1999                         3                 3
   Class C - $.01 par value, voting;
    487,172 shares issued and
    outstanding at December 31, 1999 and
    June 30, 1999                             5                 5
   Common stock - $.05 par value;
    50,000,000 shares authorized;
    1,546,360 shares issued and outstanding
    at December 31, 1999 and June 30,
    1999                                     77                77
 Additional paid-in capital              12,662            12,915
 Accumulated deficit                     (8,595)           (9,152)
                                     -----------      ------------
                                          4,345             4,041
                                     -----------      ------------

                                     $   10,608        $   11,492
                                     ===========       ===========




















                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                                  (Unaudited)
                                (In Thousands)


                                        1999               1998
                                    -------------      ------------
Revenues:
 Casino                              $    1,038        $    1,280
 Bingo                                    1,034               976
 Food and beverage                           32                28
 Other                                       (2)               25
                                    ------------      ------------
                                          2,102             2,309
                                    ------------      ------------
Expenses:
 Cost of sales                              564               527
 Operating, general, and
   administrative                         1,724             1,582
 Depreciation and amortization              255               192
                                    ------------      ------------
                                          2,543             2,301
                                    ------------      ------------

Loss from operations                       (441)                8
                                    ------------      ------------
Other income (expense):
 Interest income                             11                 8
 Interest expense, including $3
   and $2 to related parties
   at December 31, 1999 and 1998           (116)             (120)
 Gain on sale of subsidiaries             1,136               189
 Realized gain on sale of
   marketable securities                     14                 -
 Unrealized net gain on marketable
   securities                                79                57
                                   -------------     -------------

                                          1,124               134
                                   -------------     -------------

Income before extraordinary item            683               142
Extraordinary item - gain from
 restructuring of debt                       36                66
                                   -------------     -------------

Net income                                  719               208
Dividends on Class B and C
 preferred stock                            (67)              (62)
                                   -------------     -------------
Net income available to
 common stockholders                 $      652        $      146
                                   =============     =============

Earnings per common share - basic
 and diluted:
 Income from continuing operations   $     0.40        $     0.06
 Extraordinary item                        0.03              0.05
                                   -------------     -------------
 Net income available to common
   stockholders                      $     0.43        $     0.11
                                   =============     =============

 Weighted average shares
   outstanding                        1,546,360         1,504,461
                                   -------------     -------------


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31
                                  (Unaudited)
                                (In Thousands)


                                        1999               1998
                                    -------------     --------------
Revenues:
 Casino                              $    2,370        $    2,586
 Bingo                                    1,963             1,791
 Food and beverage                           66                55
 Other                                       50               142
                                          4,449             4,574
                                   -------------      ------------
Expenses:
 Cost of sales                            1,089               963
 Operating, general, and
   administrative                         3,249             3,412
 Depreciation and amortization              499               373
                                  --------------      ------------
                                          4,837             4,748
                                  --------------      ------------

Loss from operations                       (388)             (174)
                                  --------------      ------------
Other income (expense):
 Interest income                             24                15
 Interest expense, including
   $6 and $4 to related parties
   at December 31, 1999 and 1998           (218)             (237)
 Gain on sale of subsidiaries             1,176               189
 Realized gain on sale of
   marketable securities                    135                 -
Unrealized net gain/(loss) on
   marketable securities                    (90)               51
                                  --------------     -------------
                                          1,027                18
                                  --------------     -------------
Income before extraordinary item            639              (156)
Extraordinary item - gain from
 restructuring of debt                       55                66
                                  --------------     -------------

Net income                                  694               (90)
                                  --------------     -------------
Dividends on Class B and C
 preferred stock                           (139)             (127)

Net income available to
 common stockholders                  $     555              $ (217)

Earnings per common share -
 basic and diluted:
 Income from continuing operations   $     0.32        $    (0.20)
 Extraordinary item                        0.04              0.05
                                   -------------      ------------
 Net income available to
   common stockholders               $     0.36        $    (0.15)
                                   =============      ============

 Weighted average shares
   outstanding                        1,546,360         1,510,560
                                     ===========      ============



                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31
                                  (Unaudited)
                                (In Thousands)


                                             1999            1998
                                        ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by operating
   activities                             $      136     $        502
                                       --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           (44)            (321)
 Collections on note receivable                  111               30
 Issuance of note receivable                       -                -
Purchases of marketable trading securities      (413)             (36)
 Sales of marketable trading securities          504                -
                                        -------------    -------------

   Net cash provided by (used in)
    investing activities                         158             (327)
                                        -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments of long-term debt            (70)            (112)
 Issuances of long-term debt                     291              170
 Principal payments of notes payable            (342)             (53)
 Borrowings against notes payable                  -              150
 Payment of mandatory redeemable
   preferred stock                                 -               (3)
 Redemption of Class B preferred stock          (255)            (235)
 Payment of dividends on Class B
   preferred stock                              (118)            (117)
                                       --------------    -------------

   Net cash used in financing
     activities                                          (494)          (200)
                                       --------------    -------------

Net (decrease) increase in cash                 (200)             (25)
Cash at beginning of year                        506              723
                                       --------------    -------------

Cash at end of year                      $       306     $        699
                                       ==============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                   $      145     $         70

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
 Mandatory redeemable preferred stock
   converted to common stock             $         -     $          4
 Fixed assets acquired through debt      $       384     $          -
 Dividends accrued on Class B and
   Class C preferred stock               $        21     $         10


                            See accompanying notes.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (Unaudited)

1.   ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements for the three months and six months ended December 31, 1999 and 1998 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     At December 31, 1999, and for the three months and six months ended December 31, 1999 and 1998, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

     GLOBAL CENTRAL, INC., a Colorado corporation, which owns and operates the Tollgate Saloon & Casino ("Tollgate"), located in the limited stakes gaming district of Central City, Colorado.

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

3.   EARNINGS PER SHARE

     Basic income or loss per share represents the net income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted income/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income/(losses) of the entity.

     The Company's operating history of losses has resulted in an average market price per common share that is substantially lower than the conversion prices on the existing convertible preferred stock, stock options, stock warrants, and convertible promissory notes of $1.00 to $5.00 per share. As a result of this situation, any issuance of additional common stock could result in a reduction of total common shares outstanding which would have the effect of increasing the income per share on a diluted basis.

     Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 1999 and the three months and six months ended December 31, 1999 as the impact of the potential common shares would be to either increase the income per share or decrease the loss per share. Therefore, diluted income or loss per share is equivalent to basic loss per share.

4.   DISPOSITION OF SUBSIDIARIES

     On December 30, 1999, Global Casinos, Inc (Global) sold all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, Global Pelican, N.V., a St. Maarten Limited Liability Company, to Arufinance, N.V., an Aruba Corporation, (Arufinance) pursuant to a Stock Purchase Agreement dated as of December 30, 1999 (the Agreement) among Global and Arufinance.

     Arufinance acquired all of the capital stock issued and outstanding of Global Pelican, N.V. from Global for a negotiated purchase price of $1,000. Arufinance acquired all of the remaining assets and liabilities of Global Pelican, N.V. as part of the stock purchase, effective with the closing date of December 30, 1999. Global recognized a gain of $1,136,620 in connection with the disposition.

     As part of the stock sale transaction, Global retained accounts receivables in the form of outstanding and uncollected markers totaling $69,200, transferred by Global Pelican to Global, and the related allowance for doubtful accounts of $69,200. Global also agreed to assume and pay an outstanding accounts payable account to vendor, Aristocrat, in the amount of $41,888 for certain gaming devices located in the Global Pelican casino. This account payable was to be paid by the 30th of January, 2000. This debt was restructured with the approval of Aristocrat within the agreed time frame.

     On December 31, 1998, Global agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. Global recognized a gain of $183,856 in connection with the disposition.

     On October 1, 1998, Global also agreed to sell all of the outstanding shares to Destination Marketing Services, a small subsidiary of the Company, recognizing a gain of $5,394 in connection with the disposition.

5.   SEGMENT INFORMATION

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

     Following is a tabulation of business segment information for the six months ended December 31, 1999 and 1998 (in thousands):


                                   Bingo  Bingo Hall
                         Casino  Products   Leasing     Other    Total
                         ------ --------- ----------   -----    -----

     1999
     ----

Revenue                 $2,478   $ 1,627   $   345             $4,450
Interest revenue                       2                  22       24
Interest expense           108        13                  97      218
Depreciation and
 amortization              253       222                  24      499
Realized and unrealized
  gains and (losses)                                      45       45
Extraordinary items                                       55       55
Net income (loss)          497       150        75      (167)     555
Identifiable assets      4,238       845               5,525   10,608
Capital expenditures       418         2                   4      424



                                   Bingo  Bingo Hall
                         Casino  Products   Leasing    Other    Total
                         ------- -------- ----------   -----    -----

     1998
     ----
Revenue                 $2,665   $ 1,447   $   354   $   108   $4,574
Interest revenue             1                            14       15
Interest expense           110        20                 107      237
Depreciation and
  amortization             374       151                (152)     373
Realized and unrealized
  gains and (losses)                                      51       51
Net income (loss)          424       182        91      (914)    (217)
Identifiable assets      4,879       864               6,060   11,803
Capital expenditures       374        16                   1      391


The following table sets forth financial information for the Company's foreign and domestic operations for the six months ended December 31, 1999 and 1998 (in thousands):


                               Foreign**   Domestic     Total
                               ---------   ---------    -----
     1999
     ----


Revenue                       $    748    $  3,701   $   4,449
Net income (loss)                 (374)        929         555
Identifiable assets                         10,608      10,608

     1998
     ----

Revenue                       $  1,341    $  3,233   $   4,574
Net income (loss)                  433        (650)       (217)
Identifiable assets                550      11,252      11,802


**Foreign includes the operations of Aruba and St. Maarten.

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

Overview

     Global Casinos, Inc. and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 1999, the Company's consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; the Bull Durham Saloon & Casino in Black Hawk, Colorado; the Tollgate Saloon & Casino in Central City, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Pelican Casino was sold effective December 30, 1999, see Note 4.

     The operations of the Company are seasonal. The Bull Durham and Tollgate casinos experience a significant increase in tourists from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received. Consequently, its operations are the strongest from September through April when people do not tend to be outdoors.

Bull Durham Saloon & Casino
---------------------------

     The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. In November 1998, the casino completed its expansion project that increased the gaming space approximately 2,500 square feet to a total of 7,200 square feet. The casino now operates with 159 slot machines and three black jack tables. The Bull Durham employs an average of 37 full-time employees.

Tollgate Saloon & Casino
------------------------

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

     The Tollgate consists of 19,233 square feet on three levels in a restored historic commercial building. The casino operates with four black jack tables, 121 slot machines, and employs approximately 16 full-time employees.

Alaska Bingo Supply
-------------------

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

Results of Operations - Six Months Ended December 31, 1999 Compared to the Six Months ended December 31, 1998

     The Company recognized net income of $694,278 for the six months ended December 31, 1999, an increase of $784,098 compared to the net loss of $89,820 for the same period in 1998. Net income available to common stockholders was $555,147 for the six months ended December 31, 1999 compared to $217,200 for the same period in 1998.

     The results of operations for the six months ended September 30, 1999 were comprised of Bull Durham, Tollgate, Pelican Casino (through the December 30, 1999 sale date), and Alaska Bingo Supply. The period in 1998 was comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, Destination Marketing, and Casino Masquerade.

     During the second quarter of 1998, the Company sold its investments in BPJ Holdings ("BPJ") and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company, through BPJ, had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. The Company did not earn any revenue from Casino Masquerade during the six months ended December 31, 1998.

Revenues
--------

     The Company's revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the six months ended December 31, 1999 were $4,448,977 compared to $4,573,515 for the 1998 period, a decrease of $124,538 or 3%.

     Bull Durham's revenues increased $46,249 to $1,370,694 for the six months ended December 31, 1999 compared to $1,324,445 for the same period in 1998. The increase is largely due to the expansion that opened in November 1998 being in operation for the entire period in 1999. Tollgate's revenues for the six months ended December 31, 1999 were $359,063. The Pelican Casino's revenues decreased $342,523 to $748,127 for the six months ended December 31, 1999 compared to $1,090,650 for the same period in 1998. The decrease was due to the adverse impact of two hurricanes on the island during the second fiscal quarter and the resulting decline in island tourism.

     Alaska Bingo's revenues increased $170,402 to $1,971,074 for the six months ended December 31, 1999 compared to $1,090,650 for the period in December 31, 1998. Of the increase, approximately 65% came from the increase in pulltab sales.

Expenses
--------

     Cost of sales increased $125,223 to $1,088,707 for the six months ended December 31, 1999 compared to $963,484 for the same period in 1998. Approximately 83% of sales costs are incurred by Alaska Bingo. Alaska Bingo's gross profit averaged approximately 56% for both of the six month periods ended December 31, 1999 and 1998.

     Operating, general, and administrative expenses decreased $207,979 to $3,204,283 for the six months ended December 31, 1999 compared to $3,412,262 for the same period in 1998. The decrease is primarily due to costs incurred by Casino Masquerade and Destination Marketing during the six months ended December 31, 1998, which totaled $334,616. The Pelican Casino's operating costs decreased $394,528 for the six months ended December 31, 1999 compared to the prior year period due to the reduction in overhead resulting from the hurricane weather. These cost reductions were offset by $594,671 in operating costs incurred by Tollgate in its first six months of operations.

     Depreciation and amortization costs increased $126,576 to $499,449 for the six months ended December 31, 1999 compared to $372,873 for 1998. The increase is due largely to the addition of gaming equipment at the Tollgate casino and increased amortization expense recognized by Alaska Bingo due to increased cost of bingo hall lease renewals, and a reduction in the estimated useful life of Pelican Casino's equipment and improvements, resulting in fixed assets being depreciated over a shorter time period.

     Other income, net of expenses, increased $882,889 to $986,855 for the six months ended December 31, 1999 from a loss of $103,966 for the same period in 1998. Gain on sale of subsidiaries for the Pelican Casino as of December 30, 1999 contributed $1,136,620 in other income for the 1999 period, compared to $189,250 in 1998 for sales of the Casino Masquerade and Destination Marketing Services subsidiaries. Interest expense decreased approximately $18,834 due primarily to the rollover of debt at lower interest rates. Net realized gains in the sale of marketable trading securities exceeded unrealized losses declined by approximately $6,600 in 1999 vs. 1998.

     The Company recognized an extraordinary item of $55,436 for the six months ended December 31, 1999 related to gains from debt restructuring and extinguishments compared to a gain of $66,101 for the same period in 1998. Included in the gain was $20,566 recognized in July 1999, when Global Casinos paid a total of $52,858 in cash and assumed a note of $54,163 to retire the unsecured debt of Casinos USA.

Liquidity and Capital Resources

     The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls.

     The working capital deficiency decreased by $809,357 to $(1,498,480) at December 31, 1999 from $(2,307,837) at June 30, 1999. Current assets decreased to $2,034,950 at December 31, 1999 from $2,563,614 at June 30, 1999, a decrease of $528,664 or 21%. Current liabilities decreased to $3,533,430 at December 31, 1999 from $4,871,451 at June 30, 1999, a decrease of $1,338,021 or 28%. The decrease in the working capital deficit was due mainly to the reduction of both equipment and casino license fees liabilities associated with the Pelican Casino sold on December 30, 1999, net of increases in equipment acquired for the operations of the Tollgate Casino.

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

     During the six months ended December 31, 1999, related parties made working capital loans to the Company in the amount of $449,010. The loans accrue interest at 8% and 9%. The Company paid $145,070 toward the principal of the outstanding working capital loans. At December 31, 1999, the Company owed $580,433 to the related parties. The Company incurred $383,830 in debt to acquire equipment predominantly for the operations of Tollgate. The debt is secured by the equipment, and bears interest at average rates of 12% over two years.

     Net cash provided by operating activities decreased $366,254 to $136,067 for the six months ended December 31, 1999 compared to $502,321 for the same period in 1998. The decrease is due largely to working capital costs incurred in the first six months of Tollgate Casino operations.

     Investing activities provided $158,320 in net cash during the six months ended December 31, 1999. During the six months ended December 31, 1998, investing activities used $326,829 in net cash. The main reason for the $485,149 positive change was the net decrease of $276,435 in purchases of new equipment for cash, an increase in net sales of $126,672 in marketable trading securities, and net increases in collections of notes receivable of $82,042 during the comparable six months periods ended December 31, 1999.

     The Company used $494,243 in cash for financing activities during the six months ended December 31, 1999 compared to $198,949 during the same period in 1998, an increase of $295,294. The main reason for the increase is that the Company's made net principal payments in notes payable and long-term debt of $122,150 for the six months ended December 31, 1999 compared to the same period in 1998. In addition, the Company reduced new debt issued and notes payable advances by $155,082 during the six months ended December 31, 1999 compared to the prior year period.

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

Year 2000  Issue

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has addressed this risk with no adverse impact on the reliability of the operational systems. The total cost of compliance and its effect on the Company's future results of operations was determined to be insignificant in amount.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None, except as previously disclosed.

     Item 2(a). Changes in Securities

               None, except as previously disclosed.

     Item 3.   Defaults Upon Senior Securities

               None, except as previously disclosed.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None, except as previously disclosed.

     Item 5.   Other Information

               None, except as previously disclosed.

     Item 6(a). Exhibits

               None, except as previously disclosed.

     Item 6(b). Reports on Form 8-K

               Form 8-K dated December 30,  1999
                    Item 2:   Disposition of Assets
                    Item 7: Financial Statements and Pro Forma Financial Information

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL CASINOS, INC.


Date:      February 17, 2000       By:/s/ Stephen G. Calandrella
          --------------------        -------------------------------
                                      Stephen G. Calandrella, President

Date:      February 17, 2000       By:
          --------------------        -------------------------------