Form 10QSB/A
period 1998-09-30
GLOBAL CASINOS INC
filed 2000-03-21
CIK 727346

                              FORM 10-QSB/A-1

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

                      Commission file number 0-15415

                           GLOBAL CASINOS, INC.
        ----------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

     Utah                                                   87-0340206
----------------------------                           -----------------
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                      Identification
                                                       number

     5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
 ------------------------------------------------------------------------
     (Address of Principal Offices)                         (Zip Code)

  Registrant's telephone number, including area code:     (719) 590-4900


 ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]    No [ X ]

As of November 13, 1998 1,504,519 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No
[ X ]

                                   INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Balance Sheet at September 30, 1998 (unaudited) and June 30, 1998

          Statement of Operations for the Three Months Ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)

          Statement of Cash Flows for the Three Months Ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                      PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying balance sheet at September 30, 1998, and statements of operations and cash flows for the three months ended September 30, 1998 and 1997 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                   Global Casinos, Inc. and Subsidiaries
                        Consolidated Balance Sheets


                                          September 30,       June 30,
                                              1998              1998
                                           (unaudited)
                                        ----------------    ------------
                                            ASSETS

Current assets:
  Cash                                    $    637,733      $   863,343
  Accounts receivable:
     Trade, net of allowance for
       doubtful accounts of $22,384 and
       $26,140 at September 30, 1998 and
       June 30, 1998                           467,303          371,602
     Related parties                             5,741           16,282
  Inventory                                    254,325          284,978
  Prepaid rent                                 192,800          192,800
  Current portion of notes receivable           60,623           60,623
  Marketable securities                          6,255           12,980
  Other                                         92,172           95,870
                                           ------------     ------------
     Total current assets                    1,716,952        1,898,478

Land, buildings and equipment:
  Land                                         526,550          526,550
  Buildings                                  4,126,970        4,043,870
  Equipment                                  1,986,893        2,040,944
                                           ------------     ------------
                                             6,640,413        6,611,364
  Accumulated depreciation                  (1,456,422)      (1,460,096)
                                           ------------     ------------
                                             5,183,991        5,151,268

Other assets:
  Leasehold and contract rights,
     net of amortization of $1,248,965
     and $1,199,095 at September 30, 1998
     and June 30, 1998                       2,593,479        2,643,348
  Goodwill, net of amortization of
     $140,292 and $110,230 at September 30,
     1998 and June 30, 1998                  2,024,212        2,054,275
  Notes receivable, net of current portion,
     including receivables in default          274,698          290,340
  Other assets, net of amortization of
     $27,385 and $23,700 at September 30,
     1998 and June 30, 1998                     23,287           24,197
                                         --------------   --------------
                                             4,915,676        5,012,160
                                         ==============   ==============
                                          $ 11,816,619      $12,061,906

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $    641,308      $   673,381
  Accrued expenses                           1,515,816        1,344,466
  Accrued interest, including $54,539
     and $40,431 to related parties at
     September 30, 1998 and June 30, 1998      342,611          294,131
  Note payable                                 216,843          245,000
  Current portion of long-term debt,
     including debt in default and
     $238,350 and $367,351 to related
     parties at September 30, 1998 and
     June 30, 1998                           2,318,298        1,920,950
  Mandatory redeemable convertible Class A
     preferred stock, in default                27,500           33,500
  Other                                         40,000           40,000
                                           ------------    -------------

  Total current liabilities                  5,102,376        4,551,428
                                           ------------    -------------

Long-term debt, less current portion         2,891,005        3,212,472
Other                                           12,056           12,056
                                           ------------    -------------
                                             2,903,061        3,224,528

                                           ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Class A preferred stock - convertible
     nonvoting, $2 par value; 10,000,000
     shares authorized; 147,500 and 109,000
     and shares issued and
     outstanding at September 30, 1998
     and June 30, 1998                         218,000          218,000
  Class B preferred stock - convertible
     nonvoting, $.01 par value; 10,000,000
     shares authorized; 317,630 and 329,178
     shares issued and outstanding at
     September 30, 1998 and June 30, 1998        3,176            3,292
  Common stock - $.05 par value; 50,000
     shares authorized; 1,504,519 and
     1,504,344 shares issued and outstanding
     at September 30, 1998 and June 30,
     1998                                       12,189           12,180
  Additional paid-in capital                 12,502,619      12,614,495
  Accumulated deficit                        (8,924,802)     (8,562,017)
                                          -------------    -------------
                                             3,811,182        4,285,950
                                          -------------    -------------
                                          $ 11,816,619      $12,061,906
                                          =============     ============

See accompanying notes.

                   Global Casinos, Inc. and Subsidiaries
                   Consolidated Statements of Operations

                                             For the three months ended
                                                   September, 30,
                                              1998              1997
                                           (unaudited)      (unaudited)
                                        ----------------    ------------
Casino                                     $ 1,304,686      $ 2,031,543
Bingo                                          815,146          546,523
Food and beverage                               27,450           39,243
Other                                          117,356           72,187
                                            -----------    -------------
                                             2,264,638        2,689,496

Cost of sales                                  436,928          343,760
Operating, general, and administrative       1,836,056        2,213,785
Depreciation and amortization                  180,646          267,507
                                            -----------    -------------
                                             2,453,630        2,825,052
                                            -----------    -------------
                                              (188,992)        (135,556)

Interest income                                  7,449            7,822
Interest expense, including $12,445 to
  related parties at September 30, 1998       (116,026)        (166,020)
                                           ------------    -------------
                                              (108,577)        (158,198)
                                           ============   ==============

Loss before minority interest and
  extraordinary item                          (297,569)        (293,754)
Minority interest in income of
  subsidiary                                                    (49,609)
Extraordinary item:
  Gain from debt restructuring                                  190,930
                                          -------------     ------------
Net loss                                      (297,569)        (152,433)
Dividends from Class B preferred
  stock                                        (65,215)
                                          ------------      ------------
Net loss available to common stock-
  holders                                 $   (362,784)     $  (152,433)
                                          =============    =============

Earnings per share - basic and diluted:
  Net loss available to common stock-
     holders                              $      (0.24)     $     (0.10)
                                          =============    =============

Weighted average shares outstanding          1,504,461        1,460,811
                                          =============    =============



                          See accompanying notes.

                   Global Casinos, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

                                             For the three months ended
                                                   September, 30,
                                              1998              1997
                                           (unaudited)      (unaudited)
                                        ----------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating
       activities                         $     89,391      $   392,390

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                       (130,448)        (314,185)
  Collections on notes receivable               15,642           13,987
  Acquisition of Alaska Bingo Supply,
     net of cash acquired                                      (383,090)
Other assets                                                    (12,925)
  Distribution to minority interest                             (28,096)
                                          -------------    -------------

     Net cash used in investing activities    (114,806)        (724,309)
                                           ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt         (53,680)         (33,813)
  Issuances of long-term debt                   54,396
  Principal payments of notes payable          (28,156)
  Borrowings against notes payable                              425,657
  Redemption of mandatory preferred stock       (2,500)          (5,000)
  Redemption of Class B preferred stock       (115,483)
  Payment of dividends on Class B preferred
     stock                                     (54,772)
                                           ------------    -------------

     Net (used in) cash provided by
       financing activities                   (200,195)         386,844

Net (decrease) increase in cash               (225,610)          54,925
Cash at beginning of year                      863,343        1,048,371
                                          -------------    -------------
Cash at end of year                        $   637,733      $ 1,103,296
                                          =============   ==============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                   $    65,242      $    71,415

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Mandatory redeemable preferred stock
     converted to common stock             $     3,500
                                          =============
  Note receivable issued for common
     stock                                                  $   195,000
                                                          ==============
  Dividends accrued on Class B
     preferred stock                       $    10,443
                                          =============

  Acquisition of Alaska Bingo Supply:
     Fair value of assets acquired                          $   592,244
     Intangible assets                                        3,935,463
     Liabilities assumed                                       (134,617)
     Fair value of assets exchanged                          (4,010,000)
                                                           -------------

     Cash received, net of cash acquired                    $   383,090
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


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of the results for the entire year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the fiscal year ended June 30, 1998 and Form 8-K/A, Amended Current Report dated June 11, 1998.


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

     Effective March 31, 1998, the remaining principal balance due under the $4,000,000 promissory note of $3,853,290 and accrued interest of $15,202 were converted into (i) 340,329 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock), and (ii) a convertible promissory note in the principal amount of $450,000 (the "Second Note") due in September 2004 and bearing interest at 8%. Principal payments on the Second Note do not commence until all the shares of the Series B Preferred Stock have been redeemed. Each share of Series B Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion; provided, however, that in no event shall the Series B Preferred Stock be convertible into more than 311,550 shares of common stock without the approval of the Company's shareholders.

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

3.   Settlement agreement - Casino Masquerade

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


4.   CASINOS U.S.A. Reorganization

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

     Beginning March 1998 and extending through February 2005, the warrant holders are entitled to call a vote as to whether any merger, recapitalization, restructuring, refinance, or sale of the assets of the Debtor should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 1998 and the quarter ended September 30, 1998.



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

Other assets decreased in total by $96,484 or 2% due to the regular amortization intangible assets.

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

                                 GLOBAL CASINOS, INC.




Date:   March 21, 2000           By:   /s/ Stephen G. Calandrella
     --------------------------     ------------------------------
                                    Stephen G. Calandrella, President