Form 10KSB/A
period 1998-06-30
GLOBAL CASINOS INC
filed 2000-03-22
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-3
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                        Commission file number 0-15415

                              GLOBAL CASINOS, INC
                -----------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Utah                                                   87-0340206
----------------------------                           ------------------
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                      Identification
number

      5373 North Union Blvd, Suite 100, Colorado Springs, Colorado  80918
     ---------------------------------------------------------------------
    (Address of Principal Offices)                              (Zip Code)

    Registrant's telephone number, including area code:     (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.05
                        ------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X ]

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

As of November 1, 1998, 1,504,519 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                     ------------------------------------
The Registrant incorporates by this reference the following:

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

History

Global Casinos, Inc. was organized under the laws of the State of Utah on June 8, 1978. From 1978 until February, 1994, it manufactured and marketed under the name Morgro Chemical Company a line of garden fertilizers and chemicals, as well as a retail ice melter. The Company embarked on a change in business strategy to pursue gaming activities in lieu of continued operations as a chemical company. As such, existing business operation and prior management was incompatible with the new direction of the Company. As discussed in detail below, the business assets and liabilities of the chemical operations were sold to the prior management group in early, 1994.

In the fall of 1993, the Company embarked upon a plan to acquire and develop casino properties both nationally and internationally. On September 20, 1993, the Company acquired 100% of the outstanding common stock of Colorado Gaming Properties, Inc., a Colorado corporation ("CGP"). CGP owned two real estate properties located in the limited stakes gaming district in Central City, Colorado. The properties, The Nitro Club and The Gas Light, were never operational under the Company, and were foreclosed upon in June, 1996.

On November 19, 1993, the Company acquired 100% of the outstanding common stock of Casinos U.S.A., Inc., a Colorado corporation ("Casinos U.S.A."), Lincoln Corporation, a South Dakota corporation ("Lincoln"), and Woodbine Corporation, a South Dakota corporation ("Woodbine") in exchange for 253,500 of the Company's common stock. Casinos U.S.A. owns and operates the Bull Durham Saloon and Casino ("Bull Durham") located in Black Hawk, Colorado. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively, both located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.

There was no business relationship between Casinos U.S.A. and CGP prior to the acquisition of both corporations by the Company.

The Company also acquired Casinos U.S.A.'s 80% interest in an international joint venture ("IJV"), which it operated through a newly formed subsidiary, Global Casinos International, Inc. ("Global International"). Global International developed and operated Casino Lazurnaya located in the four-star Hotel Radisson Lazurnaya in Sochi, Russia, and Casino Las Vegas located on the second floor of the Restaurant Naryn in Bishkek, Kyrgyzstan.

In February 1994, the Company sold all of the assets, subject to all of the liabilities, of Morgro Chemical Company to a management group. The Company received approximately $854,000 in cash and promissory notes, and the purchasers assumed approximately $1,200,000 in liabilities. The purchase price represented the net book value of the assets disposed of in excess of the liabilities assumed.

In April 1994, the Company successfully purchased for $1,381,274 cash a 66-2/3% interest in Global Entertainment Group, Inc. N.V. ("Global Entertainment"). Global Entertainment is a holding company which, through BPJ Holdings N.V., its wholly-owned subsidiary, owns and operates Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles. The Company utilized the proceeds from its $2,812,500 Convertible Note Private Placement in May, 1994 to close on the acquisition of the Global Entertainment acquisition.

Effective July 15, 1995, the IJV was dissolved. IJV was a joint venture between the Company subsidiary, Global International, (80% interest) and an unrelated third party, Global Casino Group, Inc. ("Casino Group") (20% interest). Pursuant to the dissolution agreement, Global International assigned its interest in the Casino Lazurnaya to Casino Group. In exchange, Global International received Casino Group's 61% profit interest in Casino Las Vegas; the remaining 33-1/3% interest in Casino Masquerade; and a promissory note in the amount of $200,000, secured by 20,000 shares of Global Casinos common stock.

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

Effective August 1, 1996, the Company, through its wholly-owned subsidiary, Global Pelican, entered into a cancelable Management and Operating Lease Agreement (the "Pelican Agreement") with a third party, whereby Global Pelican agreed to lease and operate the Pelican Casino, located on the island of St. Maarten. The original term of the lease was for five years, with options to renew for three additional five-year terms. The Pelican Agreement provided that Global Pelican would also purchase the equipment utilized at the casino for $225,000 in exchange for a note payable, subject to the owner providing clear title to the equipment. The Pelican Agreement states that until the equipment liens and encumbrances are released, Global Pelican has the right to terminate the Pelican Agreement. At June 30, 1998, the equipment remains subject to liens and encumbrances, and Global Pelican is renegotiating the lease and equipment purchase with the lessor.

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

As of June 30, 1998, The Company manages a total of three (3) casinos, of which two (2) are internationally based. These are: Casino Las Vegas in Bishkek, Kyrgyzstan and the Pelican Casino in St. Maarten, Netherlands Antilles. The Company also owns a domestic casino, the Bull Durham Saloon and Casino in Black Hawk, Colorado. In addition, the Company owns and operates Alaska Bingo Supply, a domestic enterprise that sells and distributes bingo related products.

International Gaming Interests

     Casino Las Vegas:  Bishkek, Kyrgyzstan

Through the Company's subsidiary, Global International, developed and operated the Casino Las Vegas located in the Naryn Restaurant, in Bishkek, Kyrgyzstan. Global International held a sixty-one percent profit interest in the Casino Las Vegas. Casino Las Vegas was operated under a lease with the Naryn Restaurant with the restaurant owner retaining the remaining thirty-nine percent profit interest as a venture partner.

During fiscal year 1998, the government of Kyrgyzstan implemented a significant change in its taxation policy which management determined would be severely detrimental to the ongoing operations of Casino Las Vegas. Consequently, in April of 1998 Global International transferred its profit interest in to its venture partner for assumption of liabilities. This resulted in a loss of approximately $221,000.

     Casino Masquerade:  Aruba Netherland Antilles

The Company, through its wholly-owned subsidiary Global Entertainment, began operating the Casino Masquerade in April 1994. The casino is located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles.

During February 1998, Global Casinos was notified that the resort would close effective March 1, 1998, for extensive remolding which would cause a relocation of the casino area. The Company entered into a settlement agreement which included a cash deposit of $750,000, and procurement of new equipment estimated to cost in excess of $2,000,000. The Company is currently in default and is negotiating a revised settlement agreement. In light of these negotiations, the carrying value of leasehold and contract rights was reduced by $746,500 as of June 30, 1998.

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

The Pelican Casino is managed by Mr. Dale Sterner, previously the manager of
Casino Las Vegas.   The casino currently operates with approximately 50 full-
time employees.

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

During fiscal 1998, approximately 33% of ABS's bingo product sales were
attributed to three significant customers.   Approximately 54% of ABS's bingo
product supply purchases were from a single third party supplier during fiscal
1998.   Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that could have a material adverse impact upon ABS's operating results.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Corporate Offices:  Colorado Springs, Colorado

During fiscal year 1998, the Company's corporate headquarters were relocated to Colorado Springs, Colorado, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, but is negotiating lease terms with the affiliate. The Company continues to lease its previous office space under a noncancelable operating lease expiring in September 2004.

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

In April of 1998, due to a major change in taxation policy, the Company transferred its profit interest in Casino Las Vegas to the restaurant owner ("IJV") venture partner for assumption of its share of casino liabilities. This resulted in a loss of approximately $221,000.

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

During February 1998, Global Casinos was notified that the resort would close effective March 1, 1998, for extensive remolding which would cause a relocation of the casino area. The Company entered into a settlement agreement with Dutchco, but defaulted on certain provisions of the agreement. The Company is currently negotiating a revised settlement agreement with Dutchco.

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

Global Alaska - Alaska Bingo Supply, Anchorage, Alaska

On August 1, 1997, the Company, through its wholly-owned subsidiary, Global Alaska, acquired all the outstanding shares of stock of ABS. ABS is located in Anchorage, Alaska, and is primarily engaged in the distribution of a full line of bingo related products.

ABS business operations includes the sale of bingo related products such as pull tabs, bingo paper, bingo equipment and coin boards and rental of bingo hall facilities to charitable groups. Pull tabs are a game of chance consisting of a layered piece of cardboard with 3 or 5 tabs that are opened to reveal a winning ticket based upon matching amounts or pictures. Coinboards are similar to pull tabs and come in a set with a cardboard coinboard in which the pull tab may match a coin on the board with the prize amount determined by the coinboard. Each game has a pre-determined payout structure with a finite number of winners.

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

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission Investigation

In the Matter of The Rockies Fund, Inc., Stephen G. Calandrella, Charles M. Powell, Clifford C. Thygesen and John C. Power, Exchange Act Release No. 34-40049, Investment Company Release No. 40-23229 (June 1, 1998). On June 1, 1998, the Securities and Exchange Commission brought an administrative proceeding against The Rockies Fund, Inc. and the above-named individuals alleging certain violations of federal securities laws. Two of these individuals, Stephen G. Calandrella and Clifford C. Thygesen, are directors of the Company and Stephen Calandrella is President of the Company. While the matters at issue in the administrative proceeding do not involve the Company, inasmuch as the proceeding involves two of the Company's three directors, an adverse ruling could have a material adverse impact upon the Company.

Alaska Bingo Supply

Subsequent to year end, the State of Alaska on behalf of various non-profit organizations involved in charitable gaming brought a lawsuit against the previous shareholder of ABS. The State alleges that the previous shareholder improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates. The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS. The defendants deny any wrongdoing, and are defending the litigation vigorously. The stock purchase and sale agreement of ABS contains a clause indemnifying the Company against any liability and reasonable attorney's fees associated with defending the Company. Management is of the opinion that the lawsuit will not materially affect the Company's consolidated financial position.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of Common Stock are traded over-the-counter and traded on the NASDAQ SmallCap Market under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 1996 through September 30, 1998:


                                            Bid            Ask
                                            ---            ---
                                       High    Low     High     Low
                                       ----    ---     ----     ----

1998 Fiscal Year

     First Quarter                     $3.25   $2.75   $3.50    $3.00
     Second Quarter                     4.50    3.75    4.87     3.87
     Third Quarter                      3.50    2.50    3.62     2.62
     Fourth Quarter                     3.12    2.00    3.25     2.25

1997 Fiscal Year

     First Quarter                     $7.50   $3.75   $8.13    $4.38
     Second Quarter                     4.69    3.13    5.00     3.44
     Third Quarter                      4.25    2.25    4.75     2.75
     Fourth Quarter                     3.63    2.63    3.88     2.88



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

As a result of current liabilities increasing at a greater rate than current assets, the Company's working capital deficiency increased $1,928,643 to $2,652,950 at June 30, 1998 compared to $724,307 at June 30, 1997. The current ratio decreased from .65 to .42. The Company is striving to improve working capital by renegotiating the terms of various debt, attempting to reach a successful negotiation of the settlement of Casino Masquerade, and acquiring businesses that will contribute to consolidated operations.

The Company's net investment in land, buildings and equipment decreased $218,043 to $5,151,268 at June 30, 1998 from $5,369,311 at June 30, 1997. The
Company purchased approximately $598,000 in fixed assets and acquired approximately $249,000 with the acquisition of ABS during fiscal year 1998. This increase was offset primarily by $115,000 in Casino Las Vegas assets transferred to the Company's IJV partner, an approximate $350,000 loss on the disposition of equipment, and $568,321 in depreciation expense.

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

Net cash used by investing activities decreased $75,057 to $960,113 for the year ended June 30, 1998 compared to $1,035,170 for the year ended June 30, 1997. The decrease is due mainly to the decrease in the distribution to minority interest of $153,421 in 1997 compared to no distribution in 1998.
The decrease was offset by the Company purchasing $54,250 of more equipment in 1998 compared to 1997. In addition, the Company purchased approximately $28,000 in marketable securities in 1998 compared to no such purchases in 1997.

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

As of June 30, 1998, the Company has 109,000 shares of Series A Convertible Preferred Stock outstanding. Under the terms of the stock issuance, the preferred stock consisted of a unit which was comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. The preferred stock share is redeemable at a price of $2.00 per share or is convertible to a share of common stock at the same $2.00 per share conversion price. On May 31, 1995, the majority of original preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $.50 per share. There is a total of 16,750 shares outstanding as mandatory redeemable in which the Company is in default as of May 31, 1995 redemption date and is shown separately on the Company's balance sheet. The 109,000 shares outstanding represent the balance of original shareholders that agreed to waive redemption in return for the lower conversion price on the preferred stock. All of the Class D warrants originally issued as part of the unit expired in May, 1997.

The Company intends to address the continuing issues of profitability and improved liquidity through the following strategies: 1) continued disposition of non-performing assets and gaming investments, 2) address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms, and 3) continue to evaluate and implement revenue enhancement and overhead expense controls to improve future profitability at its existing subsidiaries. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that management actions will be successful and result in improved future financial results.

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

Net revenues for the year ended June 30, 1998 were $11,335,393, and were comprised of casino revenues of $8,077,148; bingo revenues of $2,955,346 revenues from the sale of food of $187,174; and other income of $115,725. Net revenues for the year ended June 30, 1997, were $9,234,097 comprised of casino revenues of $8,978,720; food and beverage sales of $195,550; and other revenues of $59,827.

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

Other income (expense), net, increased $273,041 to a loss of $929,280 for the year ended June 30, 1998 compared to a loss of $656,239 for the year ended June 30, 1997. The increase is due mainly to interest expense increasing $319,530 largely as a result financing the acquisition of ABS. The 1998 loss on the disposition of Casino Masquerade equipment was approximately $35,000 less than the 1997 loss on Global Internet Corporation. As a result of the foregoing, losses before reorganization items, minority interest, and extraordinary items increased 129% to a loss of $2,264,092 for the year ended June 30, 1998 compared to a loss of $990,150 for the year ended June 30, 1997.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. The Company implemented SFAS 128 during the year ended June 30, 1998. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Implementation of SFAS No. 128 did not have a material effect on earnings per share.

The FASB recently issued SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income and is effective for fiscal years beginning after December 15, 1997.

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


ITEM 7. FINANCIAL STATEMENTSThe following financial statements are filed as part of this report:

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

6.   Notes to Financial Statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The name, position with the Company, age of each Director and executive officer of the Company is as follows:

          Name                Age  Position       Director/Officer Since
                              (C>
     Stephen G. Calandrella   37   President & Director     1993
     Clifford C. Thygesen     62   Director                 1996
     Clifford L. Neuman       50   Director                 1997
     Barbara Chacon           33   Chief Financial Officer  1998


     Stephen G. Calandrella. Mr Calandrella has served as a Director of the Company since 1993, reelected annually, and was elected President in 1996. In addition, Mr. Calandrella has been President and Director of The Rockies Fund, Inc. since February, 1991. The Rockies Fund, Inc., a Colorado Springs, Colorado-based business development company regulated under the Investment Company Act of 1940, makes investments in, and managerial assistance available to, certain eligible portfolio companies. Mr. Calandrella has served as a Director of Kelly Motors, Ltd., a Fort Collins, Colorado-based manufacturer of specialty automobiles, Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Company Act of 1940, Good Times Restaurants, Inc., a publicly-held Denver, Colorado-based company engaged in owning and operating Good Times Restaurants and Round-The-Corner Restaurants Southshore Corp., a publicly traded family entertainment company; Cogenco International, Inc., a publicly traded financial services company; Optimax Industries, Inc., a NASDAQ Company, and Gold Capital Corporation, a publicly traded mining company. Mr. Calandrella currently serves on the Board of Directors of American Educational Products, Inc., a NASDAQ listed company engaged in the manufacture of supplemental educational materials, and Guardian Technologies, Inc., a NASDAQ listed manufacturing company. Mr. Calandrella is also engaged in financing and consulting activities for development stage companies, which consists of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructurings, as well as arranging for bridge loans and equity purchases.

     Clifford C. Thygesen, has served as a Director of the Company since 1996 and has been reelected annually. He has also been President of American Educational Products, Inc. since January 22, 1996 and a Director since 1986, and also served as its Executive Vice-President from 1986 until January 1992. Mr. Thygesen is also currently a director of Rockies Fund, Inc. a Colorado Springs, Colorado based Business Development Company registered under the Investment Company Act of 1940. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

     Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Neuman, Drennen & Stone, LLC, with offices located in Boulder and Denver, Colorado. Mr. Neuman also serves on the Board of Directors of American Educational Products, Inc. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.]

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

     During the fiscal year ended June 30, 1998, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Outside Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. During fiscal 1998, Messrs. Thygesen and Neuman received no compensation for their services as directors.

     During fiscal 1998, the Company had standing Audit and Compensation Committees of the Board of Directors. The members of the Audit Committee were Clifford C. Thygesen and Clifford L. Neuman. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. During fiscal 1999, the Audit Committee held one (1) meeting which was attended by all of its members. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

     During fiscal 1998, the Compensation Committee consisted of Clifford C. Thygesen and Clifford L. Neuman. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During fiscal 1998, the Compensation Committee held one (1) meeting which was attended by all of its members. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Incentive Stock Option Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

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

Compliance with Section 16(a) of the Exchange Act

     Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates during fiscal 1998. All of these filing requirements were satisfied by its Officers and Directors and ten percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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


                                      TABLE 1
                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation     Long Term
                                                            Compensation
                                                  Other
                                                 Annual       Options
Name and Principal       Fiscal               Compsensation    SARs
 Position                Year        Salary($)  ($)(1)(2)       (3)



Stephen G. Calandrella,
  President and Director 1998        $48,000        $-0-      10,000
                         1997        $24,000        $-0-      20,000
                         1996        $45,000        $-0-         -



(1) All executive officers of the Company, except Mr. Calandrella, participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2) The Company has implemented a 401(k) plan in which its executive officers may participate. During fiscal 1998, none of the Company's executive officers elected to participate in the plan.

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

     Effective May 1, 1995, the Company entered into a written Employment Agreement with George Garman for a term of three (3) years, with automatic one
(1) year renewals, pursuant to which Mr. Garman serves as General Manager of the Company's casino and gaming facility located in the Aruba Radisson Hotel on the island of Aruba, Netherlands Antilles, known as the "Casino Masquerade." The Agreement provides that Mr. Garman shall be paid a base salary of $6,000.00 per month until termination of the Agreement or until modified by further written agreement between the Company and Mr. Garman. In addition to the foregoing, Mr. Garman shall be paid a bonus equal to five (5%) percent of the net operating profit from gaming operations at the Casino Masquerade. Under the Agreement, Mr. Garman is also entitled to receive, as incentive compensation, incentive stock options exercisable to purchase up to 30,000 shares of the Company's Common Stock, at $5.00 per share. 20,000 of the incentive stock options are subject to vesting over a period of three (3)
years contingent upon Mr. Garman's continued employment with the Company on the
second and third anniversary dates of his Employment Agreement.   The
incentive stock options are exercisable for a period of five (5) years from
the date of grant, subject to vesting.   Mr. Garman's employment agreement
was not renewed as of May, 1998.

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

     An aggregate of 225,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Plan. As of June 30, 1998 options to purchase 70,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $4.50 per share, and an additional 155,000 shares were available for future option grants.

     The following table sets forth certain information concerning the granting ofincentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:

                                    TABLE 2
                          Option/SAR Grants for Last
                        Fiscal Year - Individual Grants

                          Number of   % of Total
                         Securities  Options/SARs
                         Underlying   Granted to     Exercise
                        Options/SARs Employees in     or Base    Expiration
       Name              Granted (#)  Fiscal Year  Price ($/Sh)     Date
----------------------  ------------ ------------  ------------  ----------
Stephen G. Calandrella

---------------------

The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                      TABLE 3

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUES
               ----------------------------------------------------

                                                                         Value of
                                                     Number of        Unexercised
                                                    Unexercised       In-the-Money
                           Shares        Value     Options/SARs       Options/SARs
                          Acquired    Realized(1)  at Fy-End (#)      at FY-End($)
      Name             on Exercise (#)    ($)      Exercisable/       Exercisable/
                                                   Unexercisable         Unexercisable
----------------------  ------------ ------------  ------------  ----------

Stephen G. Calandrella       -0-         $0.00          -0-          N/A



1. Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

2. The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

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


Title               Name & Address              Shares Beneficially Owned
of Class            of Beneficial Owner        Number          Percent(1)
---------           -----------------------    ------           ---------
Common              Stephen G. Calandrella (2)
Stock               7210 Antelope Lane
                    Colorado Springs, CO 80920 21,680              1%

  "                 Clifford C. Thygesen(2)
                    4893 Idylwild Trail
                    Boulder, Colorado 80301     1,500              nil

  "                 Clifford L. Neuman
                    1507 Pine Street
                    Boulder, Colorado 80302    30,000              2%

   "                The Rockies Fund, Inc. (3)
                    5373 North Union Boulevard
                    Suite 100
                    Colorado Springs, CO 80918 121,763            6.5%

    "               All Officers and Directors
                    as a Group (5 Persons)     83,180              4%



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

(3) Includes 17,680 shares of Common Stock, $163,343 in outstanding indebtedness due under a convertible promissory note convertible into 32,669 shares of Common Stock at a conversion price of $5.00 per share, and $314,538 in outstanding indebtedness under a working capital loan convertible into 62,908 shares of Common Stock at a conversion value of $5.00 per share.


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

     During 1998, The Rockies Fund, Inc. made additional loans to the Company totaling $84,597, the proceeds of which were used for working capital requirements. At June 30, 1998, the net outstanding balance of principal and interest due to The Rockies Fund, Inc. was $ 367,351.

     Also during fiscal 1998, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $80,000 in outstanding and unpaid fees for services into 20,000 shares of common stock, at a conversion value of $4.00 per share and 20,000 warrants exercisable at $5.00 per share. Mr. Neuman has voluntarily surrendered the warrants to the Company for cancellation due to their lack of value. At June 30, 1998, the Company owed Mr. Neuman's firm a total of $53,014 in accrued and unpaid legal fees.


PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.                            Title
-----------                           -------

*    1.0            Articles of Amendment to the Articles of Incorporation
                    dated June 22, 1994
*    3.1            Amended and Restated Articles of Incorporation
*    3.2            Bylaws
*    3.3            Certificate of Designations, Preferences, and Rights of
                    Series A Convertible Preferred Stock
*    4.1            Specimen Certificate of Common Stock
*    4.2            Specimen Class A Common Stock Purchase Warrant
*    4.3            Specimen Class B Common Stock Purchase Warrant
*    4.4            Specimen Class C Common Stock Purchase Warrant
*    4.5            Warrant Agreement

*    5.0            Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*    10.1           Selling Agent Agreement
*    10.2           The Casino-Global Venture I Joint Venture Agreement
*    10.3           Assignment of Casino-Global Joint Venture Agreement dated
                    January 31, 1994
*    10.4           Nonresidential Lease Agreement between Russian-Turkish
                    Joint Venture Partnership with Hotel Lazurnaya and Global
                    Casino Group, Inc. dated September 22, 1993
*    10.5           Contract by and between Aztec-Talas-Four Star, Inc. and
                    Global Casinos Group, Inc. dated April 12, 1993, and
                    Addendum to Agreement by and between Aztec-Talas-Four Star,
                    Inc., Global Casinos Group, Inc. and Restaurant "Naryn"
                    dated June 29, 1993.
*    10.6           Agreement and Plan of Reorganization among Silver State
                    Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro
                    Chemical Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K,
                    dated September 20, 1993
*    10.7           Agreement and Plan of Reorganization among Casinos U.S.A.,
                    Lincoln Corporation, Woodbine Corporation and Morgro
                    Chemical Company, dated October 15, 1993, incorporated by
                    reference from the Company's Current Report on Form 8-K,
                    dated November 19, 1993
*    10.8           Stock Pooling and Voting Agreement, incorporated by
                    reference from the Company's Current Report on Form 8-K,
                    dated November 19, 1993
*    10.9           Employment Agreement, dated September 28, 1993, between
                    Morgro Chemical Company and Nathan Katz, incorporated by
                    reference from the Company's Current Report on Form 8-K,
                    dated November 19, 1993
*   10.10           Employment Agreement, dated October 15, 1993, between
                    Morgro Chemical Company and William P. Martindale,
                    incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993
*   10.11           Asset Acquisition Agreement by and among Global Casinos,
                    Inc., Morgro, Inc. and MDO, L.L.C., dated as of February
                    18, 1994, incorporated by reference from the Company's
                    Current Report on Form 8-K, dated February 18, 1994
*   10.12           Stock Purchase Agreement, dated March 25, 1994,
                    incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*   10.13           Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*   10.14           Aruba Caribbean Resort and Casino Lease Agreement, dated
                    January 18, 1993, incorporated by reference from the
                    Company's Current Report on Form 8-K, dated April 29, 1994
*   10.15           Aruba Gaming Permit issued to Dutch Hotel and Casino
                    Development Corporation, incorporated by reference from the
                    Company's Current Report on Form 8-K, dated April 29, 1994
*   10.16           Letter Agreement between Astraea Investment Management,
                    L.P. and Global Casinos, Inc. dated May 11, 1994
*   10.17           Guaranty from Global Casinos, Inc. to Astraea Investment
                    Management, L.P. dated May 19, 1994
*   10.18           Secured Convertible Promissory Note in favor of Global
                    Casinos, Inc. from Astraea Investment Management, L.P.
                    dated May 19, 1994
*   10.19           Registration Rights Agreement between Global Casinos, Inc.
                    and Astraea Investment Management, L.P. dated May 11, 1994
*   10.20           Employment Agreement, dated July 1,1994 , between Global
                    Casinos, Inc. and Peter Bloomquist
**  10.21           Letter of Agreement, dated September 16, 1994 between
                    Astraea Management Services, L.P., Casinos U.S.A., Inc. and
                    Global Casinos, Inc.
*** 10.23           Letter of Agreement dated June 27, 1995, between Global
                    Casinos, Inc., Global Casinos International, Inc., Global
                    Casinos Group, Inc., Broho Holding, N.V., and Kenneth D.
                    Brown individually.
*   10.24           Second Amended Plan of Reorganization of Casinos USA, Inc.,
                    and Order Confirming Plan
*   10.25           Warrant Agreement

---------------------
     * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.

     ** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
     *** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.

     REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the fourth quarter ended June 30, 1998:

Date                Form        Item              Financial Statements

June 11, 1998       8-K         Conversion of     Pro forma March 31, 1998
                                Debt to Class B   Balance Sheet
                                Preferred Stock

June 11, 1998       8-K/A       Conversion of     Pro forma March 31, 1998
                                Debt to Class B   Balance Sheet
                                Preferred Stock

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

GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 13, 1998


                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1998

     ASSETS
Current assets:
  Cash                                            $ 722,893
  Restricted cash                                   140,450
  Accounts receivable:
     Trade, net of allowance for doubtful
     accounts of $26,140                            371,602
     Employees                                       16,282
  Inventory                                         284,978
  Prepaid rent                                      192,800
  Current portion of notes receivable                60,623
  Marketable securities                              12,980
  Other                                              95,870
                                              --------------
     Total current assets                         1,898,478

Land, buildings and equipment:
  Land                                              526,550
  Buildings                                       4,043,870
  Equipment                                       2,040,944
                                              --------------
                                                  6,611,364

  Accumulated depreciation                       (1,460,096)
                                             ---------------
                                                  5,151,268

Other assets:
  Leasehold rights and interests and
     contract rights, net of amortization
    of $1,199,095                                 2,643,348
  Goodwill, net of amortization of $110,230       2,054,275
  Notes receivable, net of current portion,
     including receivables in default               290,340
  Other assets, net of amortization of $23,700       24,197
                                               -------------
                                                  5,012,160
                                               -------------

                                                $12,061,906
                                              ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 673,381
  Accrued expenses                                1,344,466
  Accrued interest, including $40,431 to
     related parties                                294,131
  Note payable                                      245,000
  Current portion of long-term debt, including
     debt in default and $428,691 to related
     parties                                      1,920,950
  Mandatory redeemable convertible Class A
     preferred stock, in default                     33,500
  Other                                              40,000
                                               -------------

     Total current liabilities                    4,551,428
                                               -------------

Long-term debt, less current portion              3,212,472
Other                                                12,056
                                               -------------
                                                  3,224,528
                                               -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible, nonvoting;
     10,000,000 shares authorized
     Class A - $2 par value; 109,000 shares
       issued and outstanding                       218,000
     Class B - $.01 par value; 329,178 shares
       issued and outstanding                         3,292
  Common stock - $.05 par value; 50,000,000
     shares authorized; 1,504,344 shares issued
     and outstanding                                 75,217
  Additional paid-in capita                      12,551,458
  Accumulated deficit                            (8,562,017)
                                                ------------
                                                  4,285,950
                                                ------------

                                                $12,061,906
                                               =============


See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For years ended June 30,
                                                   1998            1997
                                               -----------    -----------
Revenues:
  Casino                                       $8,077,148     $8,978,720
  Bingo                                         2,955,346
  Food and beverage                               187,174        195,550
  Other                                           115,725         59,827
                                              ------------   ------------
                                               11,353,393      9,234,097
                                              ------------   ------------
Expenses:
  Cost of sales                                 1,730,049
  Operating, general, and administrative        8,919,236      8,698,312
  Depreciation and amortization                 1,053,533        869,696
  Loss on transfer of interest in gaming
     facility                                     220,835
  Impairment of gaming facility                   746,552
                                              ------------   ------------

                                               12,670,205      9,568,008
                                              ------------   ------------
Loss from operations                           (1,334,812)      (333,911)
Other income (expense):
  Interest income                                  34,756         46,743
  Interest expense, including $30,214
     and $25,000, respectively, to related
     parties                                     (637,094)      (317,564)
  Loss on disposition of equipment               (349,763)
  Loss on investment, loan and advances to
     Global Internet Corporation                                (385,418)
  Other income                                     22,821
                                              ------------   ------------
                                                 (929,280)      (656,239)
                                              ------------   ------------
Loss before reorganization items, minority
  interest, and extraordinary item               (990,150)
Reorganization items:
  Interest earned on accumulated cash
  resulting from Chapter 11 proceedings                            7,608
  Professional fees                                              (11,111)
                                              ------------   ------------
Loss before minority interest and
  extraordinary item                           (2,264,092)      (993,653)


Minority interest in income of
  subsidiary                                      (24,607)      (171,819)
                                             -------------     ----------
Loss before extraordinary item                 (2,288,699)    (1,165,472)
Extraordinary item:
Gain from debt restructuring                                   1,551,488

Net income (loss)                              (2,288,699)       386,016
Dividends on Class B preferred stock              (64,989)
                                             -------------    -----------

                                              $(2,353,688)      $386,016
                                             =============    ===========


Net loss before extraordinary item             $    (1.61)     $   (0.86)
Extraordinary item                                    -             1.15

Net income (loss) available to common
  stockholders                                 $    (1.61)     $    0.29

Weighted average shares outstanding              1,460,371     1,350,418


                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For Years Ended June 30, 1998 and 1997

                                               Additional
       Class A Preferred Stock                 Class B Preferred StockCommon StockPaid-
in   Accumulated
                                               Shares    Amount    Shares
Amount Shares  Amount                          Capital   DeficitTotal
                                               ------    ------    -----------
- ------  ------                               --------------------------
Balances at July 1,
  1996                                             688,500     $1,251,361
1,283,419                                      $64,171
$7,819,777($6,594,345)$2,540,964
     preferred
  stock to
  common stock                                 (540,750)  (982,823)
96,131   4,807                                  978,016            -
Shares issued in
  debt
  conversion
21,261   1,063                                 108,215        109,278
Net income
386,016    386,016
-------------------------------------------------------------------------------
---------------------------
Balances at
  June 30, 1997                                 147,750   268,538
1,400,811 70,041 8,906,008  (6,208,329) 3,036,258
Shares issued in
  debt conversion                                                340,329 $
3,403                                          1,25062 3,406,073 3,409,538
Shares issued for
  services
32,894  1,645                                  116,206            117,851

Shares issued in
  conversion of
  preferred stock
  to common stock                               (38,750)   (50,538)      9,389
  469    50,069                                                -
Shares issued in
  exercision of
  options
60,000  3,000                                  184,500            187,500
Redemption of
  preferred stock
(11,151)                                             (111)
(111,398)                                                (111,509)
Dividends on Class
  B preferred stock
(64,989)   (64,989)
Net loss
(2,288,699)(2,288,699)
-------------------------------------------------------------------------------
--------------------------------------------

Balances at June
  30, 1998                                         109,000       $218,000
329,178                                         $   3,292 1,504,344 $75,217
$12,551,458$(8,562,017)$4,285,950




                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASHFLOWS


                                          For years ended June 30,
                                            1998             1997
                                            -----           ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $(2,288,699)    $   386,016
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization            1,053,533         869,696
 Provision for uncollectible receivables     38,888          79,600
 Minority interest                           24,607         171,819
 Net gain on sales/purchases of
     securities                             (22,822)
 Extraordinary gain from extinguishment
     of debt                                              (1,551,488)
 Loss on investment, loan and advances
     to Global Internet Corporation                         385,418
 Stock issued for services                   30,000
 Transfer of interest in gaming facility    220,835
 Impairment of gaming facility              746,552
 Loss on disposition of buildings and
     equipment                              349,763
 Changes in operating assets and
     liabilities, net of effects of
     acquisitions:
     Restricted cash                       (140,450)
     Accounts receivable                   (195,235)         18,840
     Inventory                                1,697
     Prepaid expenses and other current
       assets                              (158,155)       (109,333)
     Other assets                            25,091
     Accounts payable                       407,652        (248,363)
     Accrued expenses and interest          284,180         276,514
     Other current liabilities               40,000
     Other liabilities                       (6,490)
                                       -------------    ------------
                                             2,699,646     (107,297)
                                       -------------     -----------

     Net cash provided by operating
       activities                           410,947         278,719
                                        --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment                    (597,672)
(543,422)
 Purchases of securities, net of sales      (27,594)
 Collections on notes receivable             48,243          53,735
 Acquisitions, net of cash acquired        (383,090)
 Other assets                                                (8,643)
 Investment, loan and advances to Global
   Internet Corporation                                    (385,418)
 Proceeds from sale of equipment                              1,999
 Distribution to minority interest                         (153,421)
                                        ------------    ------------

     Net cash used in investing
       activities                          (960,113)     (1,035,170)
                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt   $  (697,172)  $    (662,729)
 Issuances of long-term debt                749,036
 Borrowings against notes payable           170,000        1,580,177
 Proceeds from issuance of common stock     187,500
 Redemption of mandatory preferred stock    (20,000)
 Redemption of Class B preferred stock     (111,510)
 Payment of dividends on Class B
   preferred stock                          (54,166)
                                        ------------    ------------

     Net cash provided by financing
     activities                             223,688         917,448
                                        ------------    ------------

Net (decrease) increase in cash            (325,478)        160,997
Cash at beginning of year                 1,048,371         887,374
                                        ------------    ------------

Cash at end of year                      $  722,893     $  1,048,371
                                        ============     ============
Supplemental cash flow information:
 Cash paid for interest                  $  458,510     $   122,717
                                        ============   =============

Supplemental disclosure of non-cash
 investing and financing activities:

Debt converted to common stock:
 Mandatory redeemable preferred stock                   $    35,000
 Accrued expenses, related parties                           74,279
 Accounts payable, including $80,000
     to a related party                  $   87,849
 Long-term debt                               6,250
                                        ------------   -------------
                                         $   94,099     $   109,279
                                        ============   =============


Debt converted to Class B preferred
 stock                                  $ 3,403,291
Class A preferred stock converted
 to common stock                        $    50,538
Proceeds of note payable used to
 purchase note receivable               $    75,000
Dividends accrued on Class B
 preferred stock                        $    10,823

Acquisitions:
 Fair value of assets acquired          $   592,244
 Intangible assets                        3,935,463
 Liabilities assumed                       (134,617)
 Fair value of assets exchanged          (4,010,000)
                                       -------------

 Cash paid, net of cash acquired        $   383,090
                                       =============
Extinguishment of debt:
 Liabilities released:
     Note payable                                       $   101,335
     Accrued interest                                       164,627
     Net debt relieved in Chapter 11
       proceeding                                         2,503,114
 Assets relinquished:
     Note receivable and equipment, net
(1,217,588)
                                                       -------------

 Extraordinary gain                                     $ 1,551,488
                                                       =============

Property foreclosure:
 Note receivable acquired in Chapter
     11 proceeding, assigned to
     creditor as payment on note to
     creditor                                           $  (249,418)
 Reduction in note payable by assignment
     of note receivable acquired
     in Chapter 11 proceeding                               249,418
                                                       -------------
                                                        $          -
                                                        ============


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


   Management's Plans
   ------------------

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

   Use Of Estimates In Financial Statement Preparation
   ----------------------------------------------------

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

   Cash
   ----

   Cash consists of demand deposits and vault cash used in casino operations. Restricted cash represents cash held in an escrow account in connection with the Company's negotiations with the government of St. Maarten to obtain a casino license as discussed.

   Inventories
   -----------

   Inventories primarily consist of bingo supplies and are stated at the lower of costs or market. Cost is determined by the average-cost method.

   Revenue Recognition
   -------------------

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

   Fair Value of Financial Instruments
   ------------------------------------

   The carrying values of the Company's financial instruments classified as current assets and liabilities approximate fair values primarily based on recent comparisons made of the short maturities of these instruments. The carrying values of notes receivable and long term debt approximate fair values because interest rates on these instruments is similar to returns management believes are currently available to the Company for instruments with similar risks.

   Leasehold Rights and Interests, Contract Rights and Goodwill
   ------------------------------------------------------------

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

   Stock-Based Compensation
   -------------------------

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

   Net Income (Loss) Per Share
   ----------------------------

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

   Foreign Currency Transactions
   -----------------------------

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

   Risk Considerations
   -------------------

   Trade receivables are primarily due from ABS bingo supply customers. ABS grants credit generally without collateral to its customers. At June 30, 1998, approximately 13% of trade receivables are due from one ABS customer. Since the date of acquisition, approximately 33% of bingo sales were attributed to three significant bingo supply customers, and approximately 20% of bingo revenues were due from two bingo hall lessees. Accordingly, future operations are dependent upon the Company maintaining its relationships with these customers and lessees. As discussed in Note 7, the Company is involved in litigation in which the plaintiffs are seeking actions which could have an adverse effect on ABS operations. As a result, the Company's estimates related to ABS intangible assets, as well as other estimates, are particularly sensitive to future change regarding this matter.

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

   a.   Political Environment
        ----------------------

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

   c.   Legal Environment
        ------------------

   Ownership and operation of casinos in Aruba and St. Maarten are regulated by local authorities. Each jurisdiction maintains its separate regulatory environment which requires various licenses, approvals and certificates to operate in these jurisdictions.

   d.   Expropriation of Funds
        ----------------------

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

   Reclassifications
   -----------------

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

3. NOTES RECEIVABLE
   ----------------

   At June 30, 1998, notes receivable consist of the following:

        6.5% note receivable, monthly
        interest and principal payments of
        $6,569 until December 2002, at
        which time the unpaid balance is due;
        the note is collateralized by a deed
        of trust on real property, fixtures
        and improvements.                         $  308,463

        Non-interest bearing note, originally
        due December 1995, in default;
        the note is collateralized by 20,000
        shares of the Company's common stock.        200,000

        Allowance for doubtful collections          (157,500)
                                                  -----------
                                                     350,963
        Less current portion                         (60,623)
                                                  ------------
                                                  $  290,340
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

4. ACQUISITIONS
   ------------

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

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions had occurred on July 1, 1997 and 1996:


                                              1998          1997
                                            ---------     --------
Total revenues                            $11,568,598   $11,709,158
Loss before extraordinary item            (2,229,623)      (549,748)
Net income (loss)                         (2,229,623)       344,340

Loss per share before extraordinary item      ($1.53)        ($0.86)
Net income (loss) per share                   ($1.53)         $0.29


5. LONG-TERM DEBT
   --------------

At June 30, 1998, long-term debt consists of the following:

   Unsecured loans, $48,840 to related parties,
   interest at 10% to 15%, past due and in default
   or due on demand                                     $   297,661
   Mortgage payable to a third party, collateralized
   by real estate, interest at 10%, semiannual payments
   with maturity in 2000                                     35,224
   Secured convertible note, collateralized by the
   Company's equity in certain Casinos USA property,
   interest at 7%, reduced from 9% in July 1996,
   payments of interest only due quarterly; principal
   and unpaid interest due May 1999; original principal
   balance of $750,000 reduced by $249,419 through an
   assignment of its interest in senior secured debt
   on Casinos U.S.A.  The note is convertible in whole
   or in part at the option of the holder at any time
   prior to its maturity to common stock at a
   conversion price of $10.00 per share                     500,581


   Unsecured convertible notes, $187,500 to related
   parties, interest at 8%, principal and unpaid
   interest due October 1998; notes are convertible
   in whole or in part at the option of the holder at
   any time beginning in October 1998, to common stock
   at a conversion price of $5.00 per share.  Upon the
   effective date of a registration statement
   registering the underlying shares of common stock,
   notes will automatically convert                         624,000

   Mortgages payable to third parties, collateralized
   by real estate, including $249,419 assigned from
   the Company to a third party, interest at 7%,
   monthly payments of $7,329 plus annual payments of
   37.5% of available Bull Durham net cash flow, as
   defined, due in 2004                                   1,074,499

   Secured notes, interest at 10% and 12%, monthly
   payments of $18,088, collateralized by certain
   gaming equipment, due through 2000                      134,700

   Mortgages payable to third parties,
   collateralized by real estate, interest at 9.2%,
   monthly payments of $10,225 plus annual payments of
   12.5% of available Bull Durham net cash flow,
   as defined, due in 2004                                1,119,952

   Unsecured obligation, non-interest bearing,
   minimum monthly payments of $6,086, due through
   November 2004                                            492,299

   Secured notes, $50,850 to related party, bearing
   interest at 12%, due in installments through
   February 1999, collateralized by a note receivable       140,850

   Unsecured obligation to a related party, bearing
   interest at 9%, due on demand                            141,501

   Unsecured notes to Series B preferred shareholder,
   bearing interest at 8%, principal due September 2004     486,000

   Unsecured note, bearing interest at 9%, principal
   due March 1999, personally guaranteed by a related
   party                                                     50,000

   Unsecured note, bearing interest at 10%, monthly
   payments of $3,000, principal reduced by certain
   accounts receivable uncollected at March 1999,
   guaranteed by a related party                             36,155
                                                       -------------
                                                          5,133,422

   Less current portion, including debt in default       (1,920,950)
                                                      --------------
                                                        $ 3,212,472
                                                      ==============

    Scheduled maturities of long-term debt are as follows:


             For Years
             Ending June 30,
             1999                           1,920,950
             2000                             480,025
             2001                              28,591
             2002                              26,380
             2003                              28,551
             Thereafter                     2,648,925
                                           ----------
             Total                        $ 5,133,422
                                         ============



   In 1997, the Company negotiated the exchange and/or restructuring of $375,001 of certain accounts payable and short-term debt for 21,261 shares of common stock, as satisfaction of these obligations. These transactions resulted in an extraordinary gain from debt extinguishment of $265,723

   At June 30, 1998, the Company has a $245,000 note due to a financial institution. The note bears interest at 11.5% through April 1999, and then is subject to a variable rate of 3% over The Wall Street Journal prime rate of interest through the term of the note. The note is due in installments through April 2001.

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

   The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:


                                              1998          1997
                                              ----          -----

Statutory federal income tax rate              34%           34%
Effect of net operating loss not utilized     (34)          (34)
                                              -----         -----
                                               - %           - %
                                              =====         =====

   At June 30, 1998, the Company has available domestic net operating loss carryforwards available to reduce future taxable income of approximately $6,851,000 expiring in years 2008 through 2013 as follows:

             Year
             2008                         $  920,000
             2009                          1,676,000
             2010                          1,217,000
             2011                          2,615,000
             2012                                  -
             2013                            423,000
                                          -----------
                                          $ 6,851,000
                                         ============

7. COMMITMENTS AND CONTINGENCIES
   -----------------------------

   Casino Masquerade
   -----------------

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

   Subsequent to year end, however, the Company determined that it was unable to obtain funding necessary to meet certain provisions of the new lease agreement. Therefore, the Company is currently renegotiating the settlement with the lessor. Based on those negotiations, the Company reassessed the carrying value of the leasehold and contract rights associated with the property. The present value of estimated future cash flows associated with the assets is considered to be approximately $888,200. Consequently, the Company recognized an impairment loss of $746,552 during the year ended June 30, 1998. The Company's estimates related to leasehold and contract rights associated with this property, as well as other estimates, are particularly sensitive to future change based on these negotiations.

   Pelican Casino
   --------------

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

   Leases and rental operations
   ----------------------------

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

   Future minimum lease payments are as follows:


         For years
         ending               Office and
         June 30,             Warehouse      Bingo Halls   Total
         ---------              -----------  ------------  ------
         1999                 $107,592       $406,740      $ 514,332
         2000                   71,538        237,835        309,373
         2001                   59,520        222,480        282,000
         2002                   59,520         37,080         96,600
         2003                   59,520                        59,520
         Thereafter             64,480                        64,480
                              -------        ----------    ----------
                              $422,170       $ 904,135     $1,326,305
                              =========      ===========   ===========


   Casino Las Vegas
   ----------------

   Through April 1998, the Company leased the Casino Las Vegas facility from the minority joint venture partner ("JVP") in the Casino Las Vegas. Rent expense was included in the payment of 50% of the net casino profits to the JVP. The Company transferred its interest in the casino to the JVP in April 1998 and recognized a loss of $220,835 in connection with the transfer.

   SEC and Other Matters
   ---------------------

   The Company previously reported an ongoing investigation by the Securities
   and Exchange   Commission (the "Commission"), into various matters,
   including certain transactions in securities by the Company and one of its former officers and directors. In 1998, the Company entered into a voluntary stipulated cease and desist order with the Commission pursuant to which the Company agreed, interalia, not to violate any provisions of the federal securities laws in the future. As a result of entering into the voluntary stipulated cease and desist order, investigation by the Commission has been brought to a conclusion.

   Subsequent to year end, the State of Alaska on behalf of various non-profit organizations involved in charitable gaming, which include organizations that lease the bingo halls from ABS, brought a lawsuit against the previous sole shareholder of ABS. The State alleges that the previous shareholder improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates. The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS. The defendants deny any wrongdoing, and are defending the litigation vigorously. The stock purchase and sale agreement of ABS contains a clause indemnifying the Company against any liability and reasonable attorney's fees associated with defending the Company. Management is of the opinion that the lawsuit will not materially affect the Company's consolidated financial position.

   Aruban Controller Costs
   -----------------------

   The Aruban government provides "Government Controllers" for each gaming property operating on the island. The Aruban government recoups the expenses of these controllers through a monthly charge per square meter of casino space. The Casino Masquerade and other Aruban casinos are disputing the charges. The Aruban casinos argue that the rate charged by the government exceeds the cost of providing the controllers. The Company recorded estimated government controller expense of $66,200 in 1997 and $40,180 through February 1998 at the same rate paid as of December 31, 1994. The cumulative difference in the controller cost, based on the rate charged by the government and that accrued by the Company, was approximately $236,000 as of February 1998 when the casino was closed.
   The liability was written off with the closure of the casino as it was considered probable that it would not be required to be paid.

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

8. STOCKHOLDERS' EQUITY
   --------------------

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

   Warrants
   ---------

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



   OPTIONS
   -------

   During 1997 and 1998, the Company entered into agreements with two third party companies for consulting services. Consideration for the proposed services was to consist of common stock of the Company, and options to
   purchase        up to 190,000 shares of the Company's common stock.
   During 1998, the Company incurred $30,000 of consulting expense related to these agreements and issued 15,000 shares of common stock, valued at $2.00 per share, in satisfaction of the obligation. The Company terminated both agreements prior to the end of the service periods, and therefore did not grant any options, issue additional stock, or pay other consideration to these two parties.


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

   The following number of stock options associated with these Plans is as follows:


                                Stock Incentive Plan  Directors   Total
                                --------------------  ---------   -----

Outstanding at June 30, 1996       81,000                25,000   106,000
Granted                            10,000                10,000    20,000
Exercised                               -                     -         -
Forfeited                               -               (10,000)  (10,000)
                                 ---------            ---------- ---------
Outstanding at June 30, 1997       91,000                25,000   116,000
Granted                            80,000                30,000   110,000
Exercised                         (60,000)                    -   (60,000)
Forfeited                                               (76,000)  (20,000)
(96,000)
                                 ---------            ----------  --------
Outstanding at June 30, 1998       35,000                35,000    70,000
                                 =========            =========== ========




The weighted average exercise prices were:


         Stock Incentive Plan   Directors
         --------------------   ---------
   1998           $ 5.43        $ 2.86
   1997           $ 5.00        $ 5.00

The following pro forma net income (loss) and earnings per share for 1998 and 1997 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:


                                   1998                  1997
                                   ----                  ----

Net income (loss)- reported     $ (2,288,699)         $ 386,016
Net income (loss)- pro forma    $ (2,578,699)         $ 328,016

Earnings (loss) per share -
   reported                     $   (1.61)            $     0.29
Earnings (loss) per share -
   pro forma                    $   (1.69)            $     0.24


10.FOREIGN AND DOMESTIC OPERATIONS
   -------------------------------

   The Company owns, operates, and develops domestic and international projects in several geographical areas. The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 1998 and 1997:


                  Foreign**       Domestic            Total
                  ---------       ---------           ------
1998
----
Revenue           $5,862,745    $5,472,648          $11,335,393
Net loss          (1,948,359)     (340,340)          (2,288,699)
Identifiable
   assets          1,314,186    10,747,720           12,061,906

1997
----
Revenue           $6,985,452     $2,248,645          $9,234,097
Net income            73,667        312,349             386,016
Identifiable
   assets          2,599,591      6,568,958           9,168,549


** Foreign operations include Aruba, St. Maarten and Kyrgyzstan operations.

11.      SEGMENT INFORMATION
   -------------------

With the acquisition of ABS in August 1997, the Company expanded its operations to two significant lines of business, the casino gaming industry and the distribution of bingo products. Following is a tabulation of business segment information for the year ended June 30,1998:


                      Casino          Bingo        Other         Total
                     --------      ---------      -------     ---------
Revenue           $8,303,122     $2,967,343    $  64,928  $11,335,393
Depreciation
   and amorti-
   zation            532,484        297,164      223,885     1,053,533
Net loss          (1,896,490)       (25,000)    (367,209)   (2,288,699)
Identifiable
   assets          4,948,267        735,591    6,378,048    12,061,906
Capital
   expenditures       525,569        18,132       53,971       597,672


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

13.401(k) SAVING AND PROFIT SHARING PLAN
   -------------------------------------

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

                                   GLOBAL CASINOS, INC.




Date:     March 21, 2000           By:  /s/ Stephen G. Calandrella
     -----------------------            ----------------------------------
                                        Stephen G. Calandrella, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Position                      Date

/s/ Stephen G. Calandrella    President, Director           3/21/00
--------------------------
Stephen G. Calandrella

/s/ Clifford C. Thygesen      Director                      3/21/00
--------------------------
Clifford C. Thygesen

/s/ Clifford L. Neuman        Director                      3/21/00
--------------------------
Clifford L. Neuman