Form 10KSB/A
period 1999-06-30
GLOBAL CASINOS INC
filed 2000-03-30
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                        Commission file number 0-15415

                              GLOBAL CASINOS, INC
           --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Utah                                87-0340206
-----------------------------              -------------------
(State or other jurisdiction                I.R.S. Employer
of incorporation or organization)         Identification number

      5373 North Union Blvd, Suite 100, Colorado Springs, Colorado  80918
   ------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (719) 590-4900


           --------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

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

     From 1995 through 1998, the Company, through its wholly-owned subsidiary Global International, Inc. ("Global International), operated Casino Las Vegas in Bishkek, Kyrgystan.

     Beginning April 1994, the Company, through its wholly-owned subsidiary BPJ Holdings N.V. ("BPJ"), operated Casino Masquerade located in Aruba, Netherlands Antilles. In February 1998, the casino closed and, effective December 31, 1998, the Company sold its interest in BPJ to a third party.
In January 1998, the Company, through its wholly-owned subsidiary, Destination Marketing Services ("DMS"), acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company. Effective October 1, 1998 the Company sold in a management buy-out all of the outstanding shares of common stock of DMS.

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

     While there is no gaming commission on St. Maarten, government inspectors are present at the entrances of all casinos on the island for the stated purpose of controlling access of island residents to the casinos. The casino is charged fees for these inspectors. At June 30, 1999, Global Pelican had accrued a total of $1,168,531 in unpaid inspector fees. While the government could close the casino due to the delinquency in the payment of these fees, the Company has been negotiating an extended payment plan for these accrued fees to mitigate any adverse action.

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

Global Central  Tollgate

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

Global International  Casino Las Vegas, Bishkek (discontinued)

     The Company's subsidiary, Global International, Inc. ("Global International"), operated the Casino Las Vegas located on the second floor of the Restaurant Naryn in Bishkek, Kyrgyzstan under a joint venture arrangement with a third party. In 1998, the government of Kyrgyzstan implemented a significant change in its taxation policy that the Company determined would be detrimental to the ongoing operations of Casino Las Vegas. Consequently, the Company transferred in April 1998 its interest to its joint venture partner
for assumption of liabilities.    This resulted in a loss of approximately
$221,000.

BPJ Holdings - Casino Masquerade, Aruba (discontinued)

     In April 1994, the Company purchased a 66-2/3% interest in Global Entertainment Group, Inc. N.V. ("Global Entertainment"). Global Entertainment, through BPJ Holdings N.V. ("BPJ"), its wholly-owned subsidiary, owned and operated Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles. The Company acquired the remaining 33-1/3% interest in Global Entertainment in July, 1995..

     During February 1998, Global was notified that the resort would close effective March 1, 1998, for extensive remolding that would cause a relocation of the casino area. In April 1998, the Company reached a settlement agreement with the lessor of the casino space regarding payment of working capital expenditures and casino improvements, as well as the provision of new lease terms

     The Company determined that it was unable to meet the funding provisions of the proposed new lease agreement and recorded an impairment loss of $746,500 on the leasehold and contract rights during the year ended June 30, 1998. On December 23, 1998, the Company completed the dissolution of Casino Masquerade under a settlement agreement with the hotel. In consideration, the Company received a cash payment of $400,000 and the issuance of hotel trade credits having a face value of $600,000. The hotel credits can be used for a six-year period commencing January 1, 2000, usable at the rate of $100,000 per year. The Company recognized a gain of $239,570 in connection with the lease settlement and closing of the casino.
Effective December 31, 1998, the Company agreed to sell all of the outstanding shares of BPJ to an unaffiliated third party. The Company recognized a loss of $55,714 in connection with the disposition.

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

     The Bull Durham Casino, Tollgate Casino and Global Pelican Casino each operate with an on-site general manager who serves without a written employment contract. The Company's three operating casinos employ a total of 138 persons, including both full and part-time employees as follows:


                           Full-Time      Part-Time  Total Employees
                          ----------   -----------   ---------------
Bull Durham Casino            36             25            61
Tollgate Casino               11             17            28
Pelican Casino                46              3            49
                             -----          -----        ------

Totals                        93             45            138
                             -----          -----        ------


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

ITEM 2.   DESCRIPTION OF PROPERTY

Corporate Offices:  Colorado Springs, Colorado

     During fiscal year 1998, the Company's corporate headquarters were relocated to Colorado Springs, Colorado, where the Company is sharing office space with an affiliate. These facilities are believed by the Company to be suitable and adequate to meet the Company's needs for the foreseeable future. The Company is currently not paying rent, and has not paid or accrued any rent obligation for fiscal 1999 or 1998, as this amount is immaterial to the financial results of the Company. During fiscal 1999, the Company was able to sublet its prior office space in Denver, Colorado. Under the terms of the sublet, the Company has had to pay a net lease deficiency of $1,000 per month, which obligation ended September 1999.

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

Civil Litigation

     James E. Tice and Jeannette L. Tice and Global Casinos, Inc. vs. William
P. Martindale, Circuit Court, 8th Judicial District, State of South Dakota, County of Lawrence, Civil No. 99-44. This matter involves the foreclosure against certain real property located in Deadwood, South Dakota which the Company believed it had acquired in its acquisition of Woodbine Corporation in 1993. In that transaction, the Company acquired Casinos, USA, Lincoln Corporation and Woodbine Corporation from William P. Martindale and others in consideration of a substantial number of shares of the Company's common stock. It had been represented to the Company that Lincoln and Woodbine Corporations owned the two casinos in Deadwood, South Dakota that the Company believed it was acquiring. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of a casino; but rather the casino was held by William P. Martindale under an Installment Land Sale Contract. Mr. Martindale has been joined in this litigation as the result of his refusal to transfer to the Company his interest under the Installment Land Sale Contract.


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

     In addition to the Astraea note, at June 30, 1999 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $600,000 in principal and $200,000 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

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


     The bid and ask prices of the Company's common stock as of September 30, 1999 were $.75 and $1.06, respectively, as reported on the "pink sheets". The "pink sheet" prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 1999, there were approximately 744 record owners of the Company's common stock.

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

     During the fiscal year ended 6/30/98, the Company issued both warrants and options to purchase the Company's common stock. None of these warrants or options were exercised during the current fiscal year. As of 6/30/99, there are 65,000 warrants outstanding that were issued as compensation for loan fees at exercise prices of $2.50 to $3.00 per share and expiring in June and July, 2000.

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

Results of Operations - Year June 30, 1999 Compared to the Year Ended June 30, 1998

     The Company incurred a net loss of $323,157 for the year ended June 30, 1999, which was a decrease of $1,965,542 compared to $2,288,699 for the same period in 1998. Net loss available to common stockholders was $590,023 for the year ended June 30, 1999 compared to $2,353,688 for the same period in 1998. The $1,763,665 decrease in the loss was due to gains from debt restructuring offset by dividends paid on Class B preferred stock and the favorable impact from the closing and disposition of casino operations in Aruba and Bishkek.

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

Revenues

     The Company's revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the year ended June 30, 1999 were $9,069,329 compared to $11,446,163 for the 1998 period, a decrease of $2,376,834 or 21%. The decrease is due to the 1999 period not containing any revenue from Casino Masquerade and Casino Las Vegas. Revenues from these two sources for the year ended June 30, 1998 were $3,201,177. Casino Masquerade and Casino Las Vegas were closed or operations were sold during the fiscal year ended 6/30/99, reducing both operating revenues and net operating losses for the Company for the year.

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

Liquidity and Capital Resources

     The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls. The Company has also relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future as there is no legal obligation to provide such loans.

     The Company continues to address debt currently in default by conversion of debt to equity, restructuring of amounts due and payment terms, etc. Management expects to be able to complete these negotiations successfully, as it continues to have excellent working relationships with existing creditors.

     While the Company continues to face a shortage of working capital, the deficiency decreased by $485,562 to $(2,307,838) at June 30, 1999 from $(2,793,400) at June 30, 1998. Current assets increased to $2,563,614 at June 30, 1999 from $1,758,028 at June 30, 1998, an increase of $805,585 or 42%.
Current liabilities increased to $4,871,451 at June 30, 1999 from $4,551,428 at June 30, 1998, an increase of $320,023 or 7%. The decrease in the working capital deficit was due mainly to purchases of marketable securities and conversions of debt to equity.

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

     The Company will from time to time invest in selected marketable securities as a short term investment strategy for available cash. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, are not traded frequently, and are monitored closely to minimize the inherent risks of market fluctuations. During the fiscal year ended June 30, 1999, the Company recognized no significant individual realized or unrealized losses. The Company recorded combined realized and unrealized gains totaling $489,695, which includes the FEI preferred stock disposition gains of $154,338 described above.

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

     During 1999, a related party made working capital loans to the Company in the amount of $412,842. The loans accrue interest at 9%. The Company paid $63,137 toward the principal of the outstanding working capital loans during the year. As part of the issuance of new Class C preferred stock above, the Company converted $189,713 of principal from the working capital loan, $97,507 of other note principal, and accrued interest of $62,780 for a total of $350,000 into 2,917 shares of the new Class C preferred stock.
     In conjunction with the dissolution of Casino Masquerade, the Company received $400,000 in cash and hotel credits with a face value of $600,000 at the renovated Radisson Aruba Caribbean Hotel. The Company used the cash proceeds to acquire marketable trading securities and make payments toward various accounts payable and debt. The hotel credits can be used for a six-year period commencing January 1, 2000. The Company intends to use the hotel credits for marketing purposes and as consideration for debt payments.

     Net cash provided by operating activities increased $231,919 to $642,886 for the year ended June 30, 1999 compared to $410,947 for the same period in 1998. The increase is primarily the result of $328,643 in additional accrued inspector fees during the year related to the Global Pelican casino. This expense is discussed in more detail in item 1 of this report.

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

     As of June 30, 1999, the Company has 96,500 shares of Series A Convertible Preferred Stock outstanding. Under the terms of the stock issuance, the preferred stock consisted of a unit which was comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. The preferred stock share is redeemable at a price of $2.00 per share or is convertible to a share of common stock at the same $2.00 per share conversion price. On May 31, 1995, the majority of original preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $.50 per share. All of the 96,500 shares outstanding represent the balance of original shareholders that agreed to waive redemption in return for the lower conversion price on the preferred stock. A total of 12,500 shares of Series A preferred stock was converted to common stock during the fiscal year. All of the Class D warrants originally issued as part of the unit expired in May, 1997.

     On July 7, 1999, the Company's common stock was delisted from the NASDAQ exchange due to concerns related to the public interest. If the Company is unsuccessful in its efforts to have its common stock relisted on NASDAQ, this situation could have an adverse impact on the Company's ability to raise new capital through additional equity offerings.

     The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company has and will also continue to dispose of non-performing assets and gaming investments, explore acquisition opportunities, and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that management actions will result in increased liquidity or future profitability.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The name, position with the Company, age of each Director and executive officer of the Company is as follows:


        Name          Age        Position  Director/Officer Since
        -----        ----        --------  -----------------------
Stephen G.
    Calandrella       38         President          1993
                                 & Director
Clifford C. Thygesen  63         Director           1996
Clifford L. Neuman    51         Director           1997
Barbara Chacon        34  Chief Financial Officer   1998
Eric Hartsough        54      Vice President        1999
                               of Operations

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

     All directors serve for terms of one (1) year each, and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

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



                                    TABLE 1
                         SUMMARY COMPENSATION TABLE

                                     Annual Compensation     Long Term
                                                            Compensation
                                                  Other
                                                 Annual       Options
Name and Principal       Fiscal               Compensation     SARs
 Position                Year                   ($)(1)(2)       (3)


Stephen G. Calandrella,  1999        $72,000      $-0-          -0-
  President and Director 1998        $48,000        $-0-     10,000(3)
                         1997        $24,000        $-0-     20,000(2)


Stephen G. Calandrella,
  President and Director

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

                                      TABLE 3

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUES
               ----------------------------------------------------

                                                                 Value of
                                                  Number of      Unexercised
                                                  Unexercised    In-the-Money
                                                  Options/SARs   Options/SARs
                                                  at FY-End (#)  at FY-End($)(2)
              Shares Acquired  Value Realized(1)  Exercisable    Exercisable/
Name          on Exercise (#)         ($)         (Unexercisable)Unexercisable
------------------------------- --------------    -----------------------------
Stephen G.
Calandrella   -0-                    $0.00             -0-       N/A

------------------------------

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

   "                The Rockies Fund, Inc.(3)
                    5373 North Union Boulevard
                    Suite 100
                    Colorado Springs,
                        Colorado  80918        413,430             22%

    "               All Officers and Directors
                    as a Group (5 Persons)     83,180              4%

------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

     Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future as there is no legal obligation to provide such loans.

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
                    Series A Convertible Preferred Stock

          3.4 Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock

          3.5 Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock

          3.6 Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock

     *    4.1       Specimen Certificate of Common Stock

     *    4.2       Specimen Class A Common Stock Purchase Warrant

      *   4.3       Specimen Class B Common Stock Purchase Warrant

     *    4.4       Specimen Class C Common Stock Purchase Warrant

     *    4.5       Warrant Agreement

     *    5.0       Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered

     *    10.1      Selling Agent Agreement

     *    10.2      The Casino-Global Venture I Joint Venture Agreement

     *    10.3      Assignment of Casino-Global Joint Venture Agreement dated
                    January 31, 1994

     *    10.4      Nonresidential Lease Agreement between Russian-Turkish
                    Joint Venture Partnership with Hotel Lazurnaya and Global
                    Casino Group, Inc. dated September 22, 1993

     *    10.5      Contract by and between Aztec-Talas-Four Star, Inc. and
                    Global Casinos Group, Inc. dated April 12, 1993, and
                    Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant "Naryn" dated June 29, 1993.

     *    10.6      Agreement and Plan of Reorganization among Silver State
                    Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro
                    Chemical Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated September 20, 1993

     *    10.7      Agreement and Plan of Reorganization among Casinos U.S.A.,
                    Lincoln Corporation, Woodbine Corporation and Morgro
                    Chemical Company, dated October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

     *    10.8      Stock Pooling and Voting Agreement, incorporated by
                    reference from the Company's Current Report on Form 8-K, dated November 19, 1993

     *    10.9      Employment Agreement, dated September 28, 1993, between
                    Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

     *    10.10     Employment Agreement, dated October 15, 1993, between
                    Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

     *    10.11     Asset Acquisition Agreement by and among Global Casinos,
                    Inc., Morgro, Inc. and MDO, L.L.C., dated as of February
                    18, 1994, incorporated by reference from the Company's
                    Current Report on Form 8-K, dated February 18, 1994

     *    10.12     Stock Purchase Agreement, dated March 25, 1994,
                    incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

     *    10.13     Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

     *    10.14     Aruba Caribbean Resort and Casino Lease Agreement, dated
                    January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

     *    10.15     Aruba Gaming Permit issued to Dutch Hotel and Casino
                    Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994

     *    10.16     Letter Agreement between Astraea Investment Management,
                    L.P. and Global Casinos, Inc. dated May 11, 1994

     *    10.17     Guaranty from Global Casinos, Inc. to Astraea Investment
                    Management, L.P. dated May 19, 1994

     *    10.18     Secured Convertible Promissory Note in favor of Global
                    Casinos, Inc. from Astraea Investment Management, L.P.
                    dated May 19, 1994

     *    10.19     Registration Rights Agreement between Global Casinos, Inc.
                    and Astraea Investment Management, L.P. dated May 11, 1994

     *    10.20     Employment Agreement, dated July 1, 1994 , between Global
                    Casinos, Inc. and Peter Bloomquist

     **   10.21     Letter of Agreement, dated September 16, 1994 between
                    Astraea Management Services, L.P., Casinos U.S.A., Inc. and
                    Global Casinos, Inc.

     ***  10.23     Letter of Agreement dated June 27, 1995, between Global
                    Casinos, Inc., Global Casinos International, Inc., Global
                    Casinos Group, Inc., Broho Holding, N.V., and Kenneth D.
                    Brown individually.

     *    10.24     Second Amended Plan of Reorganization of Casinos USA, Inc.,
                    and Order Confirming Plan

     *    10.25     Warrant Agreement

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

                                   GLOBAL CASINOS, INC.


Date:     March 29, 2000           By:  /s/ Stephen G. Calandrella
     ---------------------              ---------------------------------
                                        Stephen G. Calandrella, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE               TITLE                  DATE

/s/ Stephen G. Calandrella President,           March 29, 2000
------------------------- Chief Executive      ----------------
Stephen G. Calandrella Officer and Director

/s/ Barbara Chacon  Chief Financial Officer,    March 29, 2000
-------------------- Secretary and Treasurer   ----------------
   Barbara Chacon

/s/ Clifford C. Thygesen    Director            March 29, 2000
-------------------------                      ----------------
Clifford C. Thygesen

/s/ Clifford L. Neuman      Director            March 29, 2000
-------------------------                       --------------
 Clifford L. Neuman

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                            JUNE 30, 1999 AND 1998

                         INDEX TO FINANCIAL STATEMENTS
                                                          PAGE
                                                          ----
Report of Independent Auditors (Gerald R. Hendricks &
Company P.C.)  . . . . . . . . . . . . . . . . . . . . . . F-3

Report of Independent Auditors (Gelfond Hochstadt
Pangburn & Co.)  . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Balance Sheet - June 30, 1999 . . . . . . . . F-5

Consolidated Statements of Operations - For Years
Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . F-7

Consolidated Statements of Stockholders' Equity - For
Years Ended June 30, 1999 and 1998 . . . . . . . . . . . . F-8

Consolidated Statements of Cash Flows - For Years
Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . F-9

Notes to Consolidated Financial Statements . . . . . . . .F-11

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Casinos, Inc. and subsidiaries for the year ended June 30, 1998, in conformity with generally accepted accounting principles.

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

GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
October 13, 1998

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                (in thousands)


       ASSETS
Current assets:
  Cash                                            $     505

  Accounts receivable:
     Trade, net of allowance for doubtful
       accounts of $88                                  386
     Related parties                                     22
  Inventory                                             260
  Prepaid rent                                          116
  Current portion of notes receivable                   156
  Marketable trading securities                         851
  Other                                                  67
                                                ------------
     Total current assets                             2,363
                                                ------------

Land, buildings and improvements, and
  equipment:
  Land                                                  518
  Buildings and improvements                          4,072
  Equipment                                           2,027
                                               -------------
                                                      6,617
  Accumulated depreciation                           (1,872)
                                               -------------
4,745

Other assets:
  Leasehold rights and interests and contract
     rights, net of amortization
       of $848                                        1,441
  Goodwill, net of amortization of $276               1,888
  Hotel credits                                         493
  Notes receivable, net of current portion,
     including receivables in default                   197
  Property rights held for sale                         200
  Other assets, net of amortization of $26               25
  Restricted cash                                       140
                                               -------------
                                                      4,384
                                               -------------
                                                   $   11,492
                                               =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including $82 to a
     related party                                $     506
  Accrued expenses:
     Accrued wages and taxes                            570
     Accrued casino license fees                      1,169
     Accrued interest, including $14 to related
       parties                                          308
     Other                                              265
  Notes payable                                         301
  Current portion of long-term debt:
     Related parties                                    276
     Debt in default, including $163 to related
       parties                                          942
     Other debt                                         494
  Other                                                  40
                                               -------------
       Total current liabilities                      4,871
                                               -------------

Long-term debt, less current portion                  2,580
                                               -------------

Mandatory redeemable, voting, Class C
  preferred stock, 487,172 shares issued
  and outstanding                                       585
                                               -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible; 10,000,000
     shares authorized
     Class A - $2 par value, nonvoting,
       96,500 shares issued and outstanding             193
     Class B - $.01 par value, nonvoting,
       296,329 shares issued and outstanding              3
  Common stock - $.05 par value; 50,000,000
     shares authorized; 1,546,360 shares
     issued and outstanding                              77
  Additional paid-in capital                         12,335
  Accumulated deficit                                (9,152)
                                                ------------
                                                      3,456
  `                                             ------------
                                                  $  11,492
                                               =============


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                For years ended June 30,
                                                   1999            1998
                                               -----------    -----------

Revenues:
  Casino                                          $ 4,981        $ 7,989
  Bingo                                             3,593          2,955
  Food and beverage                                   118            187
  Other                                               377            314
                                               -----------    -----------
                                                    9,069         11,445
Expenses:
  Cost of bingo supply sales                        2,162          1,929
  Operating, general, and administrative,
     including $62 and $67, respectively,
     to a related party                             6,227                8,831

  Depreciation and amortization                       852          1,053
  Impairment losses                                   267          1,317
                                              ------------   ------------
                                                    9,508         13,130
                                              ------------   ------------
Loss from operations                                 (439)        (1,685)
                                              ------------   ------------
Other income (expense):
  Interest income                                      36             35
  Interest expense, including $37 and $30,
     respectively,
    to related parties                               (493)          (637)
  Realized gain on the sale of marketable
     securities                                       274             23
  Adjustment to market value of marketable
     securities                                       215
                                             -------------   ------------
                                                       32           (579)
                                             -------------   ------------
Loss before minority interest and
     extraordinary item                              (407)        (2,264)
Minority interest in income of subsidiary                            (25)
                                             -------------  -------------
Loss before extraordinary item                       (407)        (2,289)
Extraordinary item:
  Gain from debt restructuring                         84
                                             -------------  -------------
Net loss                                             (323)        (2,289)
Dividends on Class B preferred stock                 (267)           (65)
                                             -------------  -------------
Net loss available to common stockholders       $    (590)     $  (2,354)
                                             =============  =============

Loss per share - basic and diluted:
  Loss before extraordinary item                $   (0.44)     $   (1.61)
  Extraordinary item                                 0.05              -
                                             -------------  -------------
  Net income (loss) available to
     common stockholders                         $  (0.39)     $   (1.61)
                                             =============  =============

  Weighted average shares outstanding           1,528,062      1,460,371
                                             =============  =============



                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR YEARS ENDED JUNE 30, 1999 AND 1998
                      ($ amounts in thousands)



                        Preferred                              Additional
                    Class A     Class B         Common Stock   Paid-in   Accumulated
                Shares  Amount Shares Amount  Shares  Amount   Capital   Deficit        Total
------         ------    ------------- -----  ------  --------- -----------------
Balances at
  June 30, 1997 147,750    $  269               1,400,811 $  70 $ 8,906    $ (6,208)      $3,037
Class B shares
issued in debt
conversion                       340,329  $3       1,250          3,406                    3,409
Shares issued for
services                                          32,894      2     116                      118
Shares issued in
conversion of
Class A preferred
stock to common
stock           (38,750)      (51)                9,389              50                        (1)
Shares issued in
exercise of options                              60,000       3     184                       187
Redemption of
preferred stock                  (11,151)                          (111)                     (111)
Dividends on Class
B preferred stock                                                               (65)          (65)
Net loss                                                                     (2,289)       (2,289)
 ----------------------------------------------------------------------------------------------------------
Balances at June
30, 1998        109,000       218 329,178    3 1,504,344     75  12,551      (8,562)        4,285
Shares issued in
conversion of
 mandatory
 redeemable
 preferred stock
 to common stock                                     175             3                          3
Shares issued in
conversion of
Class A preferred
stock to common
stock          (12,500)      (25)                  2,222           24                          (1)
Class B shares
issued in debt
conversion                        15,000                          150                         150
Redemption of Class
B preferred stock               (47,849)                        (478)                       (478)
Common stock issued
in debt conversion                              39,619      2     85                          87
Dividends on Class
B preferred stock                                                             (250)         (250)
Dividends on Class C
preferred stock                                                                (17)          (17)
Net loss                                                                      (323)         (323)
 -------------------------------------------------------------------------------------------------------------
                96,500   $193  296,329   $ 3 1,546,360  $  77  12,335      $(9,152)       $ 3,456
=============================================================================================================

                       See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                  For years ended June 30,
                                                     1999          1998
                                                  ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $    (323)   $   (2,289)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                        852         1,053
   Provision for uncollectible receivables               99            39
   Net gain on sales of marketable trading
   securities                                          (274)          (23)
   Adjustment to market value of marketable
   trading securities                                  (215)
   Extraordinary gain from extinguishment of debt       (84)
   Impairment losses                                     94         1,317
   Expensing of prepaid rent                             71
   Stock issued for services                                           30
   Minority interest                                                   25
   Changes in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
     Restricted cash                                                 (140)
     Accounts receivable                               (172)         (196)
     Inventory                                           25             2
     Other current assets                                24          (158)
     Other assets                                        (4)           25
     Accounts payable                                   (14)          319
     Accrued expenses                                   575           372
     Other current liabilities                                         40
     Other liabilities                                  (12)           (6)
                                                  ----------   -----------
                                                        965         2,699
                                                  ----------   -----------
     Net cash provided by operating activities          642           410
                                                  ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of building improvements and equipment    (460)         (598)
   Purchases of marketable trading securities          (384)          (62)
   Sales of marketable trading securities               157            35
   Collections on notes receivable                       61            48
   Issuance of notes receivable                         (80)
   Acquisitions, net of cash acquired                                (383)
   Settlement upon termination of operating lease       400
                                                  ----------   -----------
                                                       (306)         (960)
                                                  ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt             $    (337)   $     (697)
 Issuances of long-term debt                            448           749
 Borrowings against notes payable                       150           170
 Payments on notes payable                              (94)
 Proceeds from issuance of common stock                               188
 Redemption of mandatory preferred stock                 (3)          (20)
 Redemption of Class B preferred stock                 (478)         (111)
 Payment of dividends on Class B preferred stock       (240)          (54)
                                                  ----------   -----------
   Net cash provided by financing activities           (554)          225
                                                  ----------   -----------
Net decrease in cash                                   (218)         (325)
Cash at beginning of year                               723         1,048
                                                  ----------   -----------
Cash at end of year                               $     505    $      723
                                                  ==========   ===========
Supplemental cash flow information:
 Cash paid for interest                           $     457     $     459

Supplemental disclosure of non-cash investing
and financing activities:
 Debt converted to common stock:
   Mandatory redeemable preferred stock            $      4
   Accounts payable, including $80,000 to a
   related party                                               $       88
   Long-term debt                                        87             6
 Class A preferred stock converted to
  common stock                                                         51
                                                  ----------   -----------
                                                   $     91     $     145
                                                  ==========   ===========
 Debt converted to Class B preferred stock         $    150     $   3,403
 Debt converted to Class C preferred stock         $    585
 Fixed assets acquired through long-term debt      $     61
 Transfer of land, building and improvements to
  property rights held for sale                    $    200
 Proceeds of note payable used to purchase note
  receivable                                                   $       75

 Acquisitions:
   Fair value of assets acquired                               $      592
   Intangible assets                                                3,935
   Liabilities assumed                                               (135)
   Fair value of assets exchanged                                  (4,010)
                                                  ----------   -----------
   Cash paid, net of cash acquired                              $     382
                                                  ==========   ===========

                           See accompanying notes.

                    GLOBAL CASINOS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999


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

Management's Plans

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. The Company has incurred recurring operating losses, incurred net losses of approximately $323,000 and $2,289,000 during the years ended June 30, 1999 and 1998, respectively, and had working capital deficiencies of approximately $2,168,000 and $2,653,000 at June 30, 1999 and 1998, respectively. The
Company is in default on various loan agreements and the Company ceased operating two of its casinos in 1998. Additionally, as further discussed in Note 9, the Company is involved in litigation that could have a negative impact on the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

HOTEL CREDITS As discussed in Note 2, the Company was issued hotel credits at the Radisson Aruba Resort Spa & Casino having a face value of $600,000 (and a realizable value of $492,739 at June 30, 1999), usable at the rate of $100,000 per year commencing January 2000. The hotel has experienced protracted delays in opening for operations, and further delays could adversely impact the Company's ability to utilize the credits.

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

3.  NOTES RECEIVABLE

At June 30, 1999, notes receivable consist of the following (in thousands):



6.5% note receivable, monthly interest
and principal payments of $6,569 until
December 2002, at which time the
unpaid balance is due.  The note is
collateralized by a deed of trust
on real property, fixtures, and improvements.       $   247

Non-interest bearing note, originally
due December 1995, in default,
collateralized by 20,000 shares of the
Company's common stock                                  200

Non-interest bearing note, unsecured, due on demand      80

10% note receivable, interest and principal
payments of $800 due monthly, unpaid principal
and interest due December 1, 2001                        21
                                                    --------
                                                        548
Allowance for doubtful collections                     (195)
                                                    ========
                                                        353
Less current portion                                   (156)
                                                    --------
                                                     $  197
                                                    ========

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

4.  LONG-TERM DEBT

At June 30, 1999, long-term debt consists of the following (in thousands):

Related parties:



Unsecured obligations to related parties,
bearing interest at 9%, due on demand,
convertible in whole or in part to common
stock at the option of the holder at any time
at a conversion price of  $5.00 per share.        $     276
Debt in Default:

Unsecured loans, interest at 10% to 15%, in default     100

Mortgage payable to a third party, collateralized
by real estate, interest at 10%, in default              35

Secured convertible note, collateralized by the
Company's equity in certain Casinos USA property,
interest at 7%, in default.  The note is convertible
in whole or in part to common stock at the option
of the holder at any time prior to the note's
maturity at a conversion price of  $10.00 per share.    501

Unsecured convertible notes, in default, $163,343
to a related party, default interest at 12%.
Notes are convertible in whole or in part, at the
option of the holder, to common stock at a
conversion price of $5.00 per share.  Upon
the effective date of a registration statement
registering the underlying shares of common stock,
notes will automatically convert.                       306

Other Debt:

Mortgages payable to third party, collateralized
by real estate, interest at 7%, monthly payments
of $5,210 plus annual payments of 37.5% of
available Bull Durham net cash flow, as defined,
due in 2004.                                            752

Mortgages payable to third parties, collateralized
by real estate, interest at 9.2%, monthly payments
of $10,225 plus annual payments of 12.5% of
available Bull Durham net cash flow, as defined,
due in 2004.                                          1,111

Unsecured loans, interest at 10% to 15%, due on
demand                                                  181

Unsecured obligations, non-interest bearing,
annual payments of 50% of available Bull Durham
net cash flow, as defined, due in 2004                  128

Mortgages payable to third parties, collateralized
by real estate, interest at 7%, monthly payments of
$2,119, due in 2004                                     310

Secured notes, interest ranging from 7% to 14%,
monthly payments of $22,325, collateralized by certain
gaming equipment, due through 2003.  A note with a
principal balance of $9,758 is personally guaranteed
by a related party.                                     195

Secured note, bearing interest at 12%, due in
installments through September 1999, collateralized
by a note receivable.                                    60

Unsecured notes to Class B preferred shareholder,
bearing interest at 8%, principal due September 2004    336
                                                     -------
                                                      4,291
Less current portion of long-term debt
Less debt in default, including $163 to related party
Less related party                                     (494)
                                                       (942)
                                                       (276)
                                                     -------
                                                   $  2,579
                                                    ========


Scheduled maturities of long-term debt for the years ending June 30 are as follows (in thousands):



2000                                              $   1,712
2001                                                     72
2002                                                     61
2003                                                     62
2004                                                  2,384
                                                   ---------
Total                                             $   4,291


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

Assignment of Note

In September 1999, the Company assigned to a related party its interest in an $80,000 note and $43,766 in advances made to a third party subsequent to year-end in partial satisfaction of a note payable owed to the related party.

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

Future minimum lease payments for the years ending June 30, including lease payments resulting from the Tollgate transaction (Note 8), are as follows (in thousands):

                         Office and      Bingo
                           Casinos       Halls     Equipment       Total
                         ----------   ----------   ---------    ----------

2000                     $      331   $      308  $       28   $       667
2001                            325          221          27           573
2002                             69          221           5           295
2003                             48          221           4           273
2004                             48          221         269
Thereafter                       4           37           41
                         ----------   ----------   ---------    ----------
                         $      825   $    1,229  $       64   $     2,118
                         ==========   ==========  ==========    ==========

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

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:


                                                     1999          1998
                                                  ---------    -----------

Statutory federal income tax rate                        34%           34%
Effect of net operating loss not utilized               (34)          (34)
                                                  ---------    -----------
                                                         - %           - %
                                                  ==========   ===========

At June 30, 1999, the Company had domestic net operating loss carryforwards of approximately $7,168,000 available to reduce future taxable income. The net operating loss carryforwards expire in the years ending June 30 as follows (in thousands):



2008                     $    920
2009                        1,676
2010                        1,217
2011                        2,615
2012                            -
2013                          423
2014                          317
                         --------
                         $  7,168
                         =========

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


The following number of stock options associated with these Plans is as follows (in thousands):

                                           Stock
                                       Incentive   Directors         Total
                                       ---------   ---------     ---------

Outstanding at June 30, 1997                 91          25           116
  Granted                                    80          30           110
  Exercised                                 (60)              -       (60)
  Forfeited                                 (76)        (20)          (96)
                                       ---------   ---------     ---------
Outstanding at June 30, 1998                 35          35            70
  Granted                                    28          28
  Exercised                                   -           -             -
  Forfeited                                 (15)        (35)            -
                                       ---------   ---------     ---------
Outstanding at June 30, 1999                  48          -            98
                                       =========   =========     =========


The weighted average exercise prices were:


                                           Stock
                                       Incentive   Directors
                                       ---------   ---------

1999                                      $ 2.55
1998                                  $     5.43  $     2.86


The following pro forma net loss and earnings per share for 1999 and 1998 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:



                                         1999        1998
                                      ----------  ----------

Loss- reported (in thousands)         $    (589)  $  (2,289)
Loss- pro forma (in thousands)        $    (711)  $  (2,579)

Loss per share - reported             $    (.39)  $   (1.61)
Loss per share - pro forma            $    (.45)  $   (1.69)


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

                                   Bingo    Bingo Hall
                        Casino    Products    Leasing     Other     Total
                        ---------  --------  ---------  --------  ---------

   1999
 -------
Revenue                 $  5,350  $  2,904  $     708  $    108  $   9,070
Interest revenue               1         1                   34         36
Interest expense             231        31                  232        493
Depreciation and
 amortization                469       326                   57        852
Restructuring (gains)/
 losses                     (663)      186                  744        267
Realized and unrealized
 gains and (losses)                                         490        490
Extraordinary items                                          84         84
Net income (loss)            108      (318)       318      (430)      (323)
Identifiable assets        4,514       713                6,267     11,493
Capital expenditures         474        39                    7        520

   1998
 -------
Revenue                 $  8,174  $  2,322  $     635  $    314  $  11,445
Interest revenue              10         2                   23         35
Interest expense             200       220                  217        637
Depreciation and
 amortization                532       297                  224      1,053
Restructuring (gains)/
 losses                    1,138                            179      1,317
Realized and unrealized
 gains and (losses)         (324)                            (3)      (327)
Net income (loss)         (1,896)     (308)       283      (367)    (2,289)
Identifiable assets        4,948       736                6,378     12,062
Capital expenditures         526        18                   54        598


The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 1999 and 1998 (in thousands):


                                  Foreign**   Domestic     Total
                                  ---------   --------  --------

   1999
 -------
Revenue                           $  2,631  $   6,494  $  9,125
Net income (loss)                       88       (411)     (323)
Identifiable assets                    228     11,265    11,493

   1998
 -------
Revenue                           $  5,863  $   5,473  $ 11,335
Net loss                            (1,948)      (340)   (2,289)
Identifiable assets                  1,314     10,748    12,062


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