Form 10-Q/A
period 1999-12-31
GLOBAL CASINOS INC
filed 2000-03-30
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-1


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

     Following is a tabulation of business segment information for the six months ended December 31, 1999 and 1998 (in thousands):

                                   Bingo  Bingo Hall
                         Casino  Products   Leasing     Other    Total
                         ------ --------- ----------   -----    -----

     1999
     ----

Revenue               $  2,478  $  1,627  $  345              $ 4,450
Interest revenue                       2                  22       24
Interest expense           108        13                  97      218
Depreciation and
 amortization              253       222                  24      499
Realized and unrealized
  gains and (losses)                                      45       45
Extraordinary items                                       55       55
Net income (loss)          497       150        75      (167)     555
Identifiable assets      4,238       845               5,525   10,608
Capital expenditures       418         2                   4      424



                                   Bingo  Bingo Hall
                         Casino  Products   Leasing    Other    Total
                         ------- -------- ----------   -----    -----

     1998
     ----
Revenue              $   2,665    $ 1,447   $   354   $  108   $4,574
Interest revenue             1                            14       15
Interest expense           110        20                 107      237
Depreciation and
  amortization             374       151                (152)     373
Realized and unrealized
  gains and (losses)                                      51       51
Net income (loss)          424       182        91      (914)    (217)
Identifiable assets      4,879       864               6,060   11,803
Capital expenditures       374        16                   1      391


The following table sets forth financial information for the Company's foreign and domestic operations for the six months ended December 31, 1999 and 1998 (in thousands):


                               Foreign**   Domestic     Total
                               ---------   ---------    -----
     1999
     ----


Revenue                        $   748    $  3,701      $4,449
Net income (loss)                 (374)        929         555
Identifiable assets                         10,608      10,608

     1998
     ----

Revenue                      $   1,341    $  3,233      $4,574
Net income (loss)                  433        (650)       (217)
Identifiable assets                550      11,252      11,802


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



     Other income, net of expenses, increased $1,090,821 to $986,855 for the six months ended December 31, 1999 from a loss of $103,966 for the same period in 1998. Gain on sale of subsidiaries for the Pelican Casino as of December 30, 1999 contributed $1,136,620 in other income for the 1999 period, compared to $189,250 in 1998 for sales of the Casino Masquerade and Destination Marketing Services subsidiaries. Interest expense decreased approximately $18,834 due primarily to the rollover of debt at lower interest rates during the 1999 period vs. 1998. Net realized gains in the sale of marketable trading securities exceeded unrealized losses and declined by approximately $6,600 in 1999 vs. 1998.



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



     The Company will from time to time invest in selected marketable securities as a short term investment strategy for available cash. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, are not traded frequently, and are monitored closely to minimize the inherent risks of market fluctuations. During the six months ended December 31, 1999, the Company recognized no significant individual realized or unrealized losses. The Company recorded combined realized and unrealized gains totaling $92,479.



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

                                   GLOBAL CASINOS, INC.


Date:     March 29, 2000           By:  Stephen G. Calandrella
          --------------------          -------------------------------
                                        Stephen G. Calandrella, President