Form 10QSB/A
period 1999-09-30
GLOBAL CASINOS INC
filed 2000-04-04
CIK 727346

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

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Utah                                                      87-0340206
----------------------------                                ---------------
(State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                           Identification
number

       5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
    -----------------------------------------------------------------------
          (Address of Principal Offices)                    (Zip Code)

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

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                        September 30,    June 30,
                                            1999           1999
                                       --------------  ------------
                                         (unaudited)
    ASSETS
Current assets:
 Cash                                           460           505
 Accounts receivable:
   Trade, net of allowance for doubtful
   accounts of $88 at September 30 and
   June 30, 1999                                408           386
 Related parties                                  3            22
 Inventory                                      225           260
 Prepaid rent                                    90           116
 Current portion of notes receivable             66           156
 Marketable trading securities                  755           851
 Property rights held for sale                  200           200
 Other                                          127            67
                                         -----------   -----------
   Total current assets                       2,333         2,563

Land, building and improvements and equipment:
 Land                                           518           518
 Buildings and improvements                   4,081         4,072
 Equipment                                    2,533         2,027
                                              7,132         6,617
 Accumulated depreciation                   (2,014)        (1,872)
                                        ------------  ------------
                                              5,118         4,745
Other assets:
 Leasehold rights and interests and contract
   rights, net of amortization of $917 and
   $848 at September 30 and June 30, 1999     1,373         1,441
 Goodwill, net of amortization of $313 and
   $276 at September 30 and June 30, 1999     1,852         1,888
 Hotel credits                                  500           493
 Notes receivable, net of current portion,
   including receivables in default             192           197
 Other assets, net of amortization of $26 at
   September 30 and June 30, 1999                46            25
 Restricted cash                                140           140
                                        ------------  ------------
                                              4,103         4,184
                                        ============  ============

                                             11,554        11,492


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, including $60 and
   $82 to a related party at September 30
   and June 30, 1999                            414           506
 Accrued expenses:
   Wages and taxes                              463           570
   Casino license fees                        1,278         1,169
   Interest, including $27 and $14 to
related parties at September 30 and
   June 30, 1999                                332           308
   Other                                        498           265
 Note payable                                   262           301
 Current portion of long-term debt,
   including debt in default and
   $514 and $439 to related parties at
   September 30 and June 30, 1999             1,819         1,712
 Other                                           40            40
                                       -------------   -----------
   Total current liabilities                  5,106         4,871

Long-term debt, less current portion          2,782         2,580

Commitments and contingencies

Stockholders' equity:
 Preferred stock - convertible:
   10,000,000 shares authorized
 Class A - $2 par value, nonvoting,
   96,500 shares issued and outstanding         193            193
 Class B - $.01 par value, nonvoting,
   283,801 and 296,329 shares issued
   and outstanding at September 30 and
   June 30, 1999                                  3             3
 Class C - $.01 par value, voting;
   487,172 shares issued and outstanding          5             5
 Common stock - $.05 par value; 50,000
   shares authorized; 1,546,360 shares
   issued and outstanding                        77            77
 Additional paid-in capital                  12,790        12,915
 Accumulated deficit                         (9,401)       (9,152)
                                        ------------   -----------
                                              3,667         4,041
                                        ============   ===========
                                             11,554        11,492

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (Unaudited)
                                (In Thousands)

                                            1999           1998
                                            ----           ----
Revenues:
 Casino                                       1,154         1,305
 Bingo                                          930           815
 Food and beverage                               32            27
 Other                                           34           117
                                         -----------   -----------
                                              2,150         2,265
Expenses:
 Cost of sales                                  524           437
 Operating, general, and administrative       1,494         1,836
  Depreciation and amortization                 247           181
                                        ------------   -----------
                                              2,264         2,454

Loss from operations                           (115)         (189)
Other income (expense):
 Interest income                                 13             7
 Interest expense, including $13 and $12
   to related parties at September 30,
   1999 and 1998                               (125)         (116)
 Realized gain on sale of marketable
   securities                                   121             0
 Adjustment to market value of
   marketable securities                       (129)            0
                                        ------------  ------------
                                               (120)         (109)

Loss before extraordinary item                 (234)         (297)
Extraordinary item - gain from
 restructuring of debt                           57
                                        ------------  ------------
Net loss                                       (178)         (297)
Dividends on Class B and C preferred
 stock                                          (72)          (65)
                                        ------------  ------------
Net loss available to common stockholders      (250)         (362)

Loss per common share - basic and diluted:
  Loss from continuing operations             (0.19)        (0.24)
  Extraordinary item                           0.03
                                        ------------   -----------
Net loss available to common stockholders     (0.16)        (0.24)

Weighted average shares outstanding       1,546,360     1,504,461


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (Unaudited)
                                (In Thousands)

                                            1999           1998
                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by operating
   activities                                    35            89

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                          (59)         (130)
 Collections on note receivable                  47            16
 Issuance of note receivable                    (75)            0
 Purchases of marketable trading securities    (205)            0
 Sales of marketable trading securities         399             0
                                          ----------   -----------
 Net cash provided by (used in)
   investing activities                         107          (115)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments of long-term debt          (316)          (54)
 Issuances of long-term debt                    343            54
 Principal payments of notes payable            (39)          (28)
 Payment of mandatory redeemable preferred
   stock                                         (3)
 Redemption of Class B preferred stock         (125)         (115)
 Payment of dividends on Class B preferred
   stock                                        (49)          (55)
 Net cash used in financing activities         (187)         (200)
                                         -----------   -----------

   Net (decrease) increase in cash              (45)         (226)

Cash at beginning of year                       505           863
                                         -----------   -----------

Cash at end of year                             460           637

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                          75            65

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
 Mandatory redeemable preferred stock
   converted to common stock                                    4
 Note receivables in payment of debt                          124
 Fixed assets acquired through debt                           457
 Dividends accrued on Class B and Class C
   preferred stock                               23            10


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


**Foreign includes the operations of Aruba and St. Maarten.


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


Liquidity and Capital Resources

     The Company's primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls. The Company has also relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future as there is no legal obligation to provide them.

     The Company continues to address debt currently in default be conversion of debt to equity, restructuring of amounts due and payment terms, etc. Management expects to be able to complete these negotiations successfully, as it continues to have excellent working relationships with existing creditors.

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

     The Company will from time to time invest in selected marketable securities as a short term investment strategy for available cash. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, are not traded frequently, and are monitored closely to minimize the inherent risks of market fluctuations. During the three months ended September 30, 1999, the Company recognized no significant individual realized or unrealized losses. The Company recorded combined realized and unrealized losses totaling $8,000.

     The Company used $187,011 in cash for financing activities during the three months ended September 30, 1999 compared to $200,195 during the same period in 1998, a decrease of $13,184. The main reason for the decrease is that the Company issued debt in excess of principal payments of $14,789 during the three months ended September 30, 1999 compared to the prior year period.

     On July 7, 1999, the Company 's common stock was delisted from the NASDAQ exchange due to concerns related to the public interest. If the Company is unsuccessful in its efforts to have its common stock relisted on NASDAQ, this situation could have an adverse impact on the Company's ability to raise new capital through additional equity offerings.

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



SUBSEQUENT EVENT

     In November 1999, Hurricane Lenny caused significant damage to the island of St. Maarten. The extent of damage to the island and to the Pelican Casino, and the effect of the damage on the operations of the Company, has not been determined.

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

                                   GLOBAL CASINOS, INC.



Date:     April 4, 2000            By:  /s/Stephen G. Calandrella
     ------------------------           ----------------------------------
                                        Stephen G. Calandrella, President