Form 10QSB
period 2000-03-31
GLOBAL CASINOS INC
filed 2000-05-26
CIK 727346

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from _________ to __________

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
                    --------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Utah                                              87-0340206
-----------------                                 ----------------------
(State or other jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification number

       5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
     ---------------------------------------------------------------------
                 (Address of Principal Offices)      (Zip Code)

Registrant's telephone number, including area code:     (719) 590-4900

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No [ ]

As of May 24, 2000, 1,546,360 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [     ]    No
[ X ]

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Balance Sheets at March 31, 2000 (unaudited) and June 30, 1999

          Statements of Operations for the Three Months Ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)

          Statements of Operations for the Nine Months Ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)

          Statements of Cash Flows for the Nine Months Ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)

          Notes to Unaudited Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and its results of operations for the three and nine-month periods ended March 31, 2000 and 1999 and its cash flows for the nine-month periods ended March 31, 2000 and 1999. The Company's balance sheet as of June 30, 1999 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                              GLOBAL CASINOS, INC
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                 March 31,      June 30,
                                                   2000           1999
                                                (unaudited)
                                               -------------  ------------

          ASSETS
          ------
Current assets:
  Cash                                         $        347   $        505
  Accounts receivable:
     Trade, net of allowance for doubtful
       accounts of  $70 and $88 at March 31,
       2000 and June 30, 1999                           340            386
     Related parties                                      -             22
  Inventory                                             369            260
  Prepaid rent                                            -            116
  Current portion of notes receivable                    81            156
  Marketable trading securities                       1,569            851
  Other                                                  88             67
                                               -------------  ------------
       Total current assets                           2,794          2,363
                                               -------------  ------------
Land, building and improvements and equipment:
  Land                                                  518            518
  Building and improvements                           4,079          4,072
  Equipment                                           1,916          2,027
                                               -------------  ------------
                                                      6,513          6,617
  Accumulated depreciation                           (1,890)        (1,872)
                                               -------------  ------------
                                                      4,623          4,745
                                               -------------  ------------
Other assets:
  Leasehold rights and interests and contract
     rights, net of amortization of $1,045 and
     $848 at March 31, 2000 and June 30, 1999         1,245          1,441
  Goodwill, net of amortization of $385 and
     $276 at March 31, 2000 and June 30, 1999         1,780          1,888
  Hotel credits                                         507            493
  Notes receivable, net of current portion,
     including receivables in default                   145            197
  Other assets, net of amortization of $ - and
     $26 at March 31, 2000 and June 30, 1999            151             25
  Restricted cash                                         -            140
  Property rights held for sale                         200            200
                                               -------------  ------------
                                                      4,028          4,384
                                               -------------  ------------
                                               $     11,445   $     11,492
                                               =============  ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable, including $78 and $82 to
     a related party at March 31, 2000 and
     June 30, 1999                             $        831   $        506
  Accrued expenses:
     Wages and taxes                                    240            570
     Casino license fees                                  -          1,169
     Interest, including $61 and $14 to related
       parties at March 31, 2000 and June 30,
       1999                                             381            308
     Other                                              567            265
  Note payable                                          199            301
  Current portion of long-term debt, including
     debt in default and $1,078 and $439 to
     related parties at March 31, 2000 and
     June 30, 1999                                    2,527          1,712
  Other                                                  40             40
                                               -------------  ------------
       Total current liabilities                      4,785          4,871
                                               -------------  ------------
Long-term debt, less current portion                  2,530          2,580
                                               -------------  ------------
Mandatory redeemable voting Class C preferred
  stock, 487,172 issued and outstanding                 585            585
                                               -------------  ------------
Commitments and contingencies                             -              -

Stockholders' equity:
  Preferred stock - convertible: 10,000,000
     shares authorized Class A - $2 par value,
     nonvoting, 96,500 shares issued and
     outstanding at March 31, 2000 and June 30,
     1999                                               193            193
     Class B - $.01 par value, nonvoting,
       257,795 and 296,329 shares issued and
       outstanding at March 31, 2000 and June 30,
       1999                                               3              3
  Common stock - $.05 par value; 50,000,000
     shares authorized; 1,546,360 shares issued
     and outstanding at March 31, 2000 and
     June 30, 1999                                       77             77
  Additional paid-in capital                         12,074         12,335
  Accumulated deficit                                (8,802)        (9,152)
                                               -------------  ------------
                                                      3,545          3,456
                                               -------------  ------------
                                               $     11,445   $     11,492
                                               =============  ============


                            See accompanying notes

                             GLOBAL CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                (In Thousands)

                                                   2000           1999
                                               -------------  ------------

Revenues:
  Casino                                       $        889   $      1,607
  Bingo                                                 884            891
  Food and beverage                                     173             34
  Other                                                  41              7
                                               -------------  ------------
                                                      1,987          2,539
                                               -------------  ------------
Expenses:
  Cost of sales                                         604            488
  Operating, general, and administrative              1,423          1,390
  Depreciation and amortization                         224            213
  Other                                                  26              -
                                               -------------  ------------
                                                      2,277          2,091
                                               -------------  ------------
Income (loss) from operations                          (290)           448
                                               -------------  ------------
Other income (expense):
  Interest income                                         4             16
  Interest expense, including $15 and $6 to
     related parties at March 31, 2000 and 1999        (115)           (95)
  Realized gain on sale of marketable
     securities                                         282               -
  Unrealized net gain on marketable securities            1              3
                                               -------------  ------------
                                                        172            (76)
                                               -------------  ------------
Income (loss) before extraordinary item                (118)           372
Extraordinary item - gain from restructuring
  of debt                                                 -             12
                                               -------------  ------------
Net income (loss)                                      (118)           384
Dividends on Class B and C preferred stock              (63)           (69)
                                               -------------  ------------
Net income (loss) available to common
  stockholders                                 $       (181)  $        315
                                               =============  ============

Earnings (loss) per common share - basic and
  diluted:
  Income (loss) from continuing operations     $      (0.12)  $       0.19
  Extraordinary item                                       -          0.01
                                               -------------  ------------
  Net income (loss) available to common
     stockholders                              $      (0.12)  $       0.20
                                               =============  ============
  Weighted average shares outstanding             1,546,360      1,504,461
                                               =============  ============

                            See accompanying notes

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED MARCH 31
                                  (Unaudited)
                                (In Thousands)

                                                   2000           1999
                                               -------------  ------------

Revenues:
  Casino                                       $      3,259   $      4,192
  Bingo                                               2,847          2,682
  Food and beverage                                     239             89
  Other                                                  91            150
                                               -------------  ------------
                                                      6,436          7,113
                                               -------------  ------------
Expenses:
  Cost of sales                                       1,693          1,451
  Operating, general, and administrative              4,672          4,802
  Depreciation and amortization                         723            586
  Other                                                  26              -
                                               -------------  ------------
                                                      7,114          6,839
                                               -------------  ------------
Income (loss) from operations                          (678)           274
                                               -------------  ------------
Other income (expense):
  Interest income                                        28             31
  Interest expense, including $40 and $4 to
     related parties at March 31, 2000 and 1999        (333)          (331)
  Gain on sale of subsidiaries                        1,176            189
  Realized gain on sale of marketable securities        417              -
  Unrealized net gain/(loss) on marketable
     securities                                         (89)            54
                                               -------------  ------------
                                                      1,199            (57)
                                               -------------  ------------
Income before extraordinary item                        521            217
Extraordinary item - gain from restructuring
  of debt                                                55             77
                                               -------------  ------------
Net income                                              576            294
Dividends on Class B and C preferred stock             (202)          (196)
                                               -------------  ------------
Net income available to common stockholders    $        374   $         98
                                               =============  ============
Earnings per common share - basic and diluted:
  Income from continuing operations            $       0.20   $       0.01
  Extraordinary item                                   0.04           0.05
                                               -------------  ------------
  Net income available to common stockholders   $      0.24         $ 0.06
                                               =============  ============
  Weighted average shares outstanding             1,546,360      1,510,560
                                               =============  ============



                            See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MARCH 31
                                  (Unaudited)
                                (In Thousands)


                                                   2000           1999
                                               -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities    $        334   $        460
                                               -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                (214)          (376)
  Collections on note receivable                         48             45
  Issuance of note receivable                             -            400
  Purchases of marketable trading securities         (1,176)          (201)
  Sales of marketable trading securities                786              -
                                               -------------  ------------
     Net cash used in investing activities             (556)          (132)
                                               -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt                 (102)          (174)
  Issuances of long-term debt                         1,177            255
  Principal payments of notes payable                  (572)           (72)
  Borrowings against notes payable                        -            150
  Payment of mandatory redeemable preferred stock         -             (3)
  Redemption of Class B preferred stock                (261)          (357)
  Payment of dividends on Class B preferred stock      (179)          (178)
                                               -------------  ------------
     Net cash provide bu (used in) financing
       activities                                        63           (379)
                                               -------------  ------------
Net decrease in cash                                   (159)           (51)
Cash at beginning of year                               506            723
                                               -------------  ------------
Cash at end of year                            $        347   $        672
                                               =============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                       $        145   $        233

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Mandatory redeemable preferred stock
     converted to common stock                 $          -   $          4
  Fixed assets acquired through debt           $        376   $          -
  Dividends accrued on Class B and Class C
     preferred stock                           $         31   $         10
  Debt converted into common stock                            $        124
  Debt converted into Class B preferred stock                 $        150
  Debt converted into Class C preferred stock
     including $365 to related party                          $        585
  Class A preferred stock converted into common               $         25


                            See accompanying notes

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)

1.   ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements for the three months and nine months ended March 31, 2000 and 1999 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     At March 31, 2000, and for the three months and nine months ended march 31, 2000 and 1999, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     GLOBAL ALASKA INDUSTRIES ("Global Alaska"), which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska.

     GLOBAL PELICAN N.V. ("Pelican"), a St. Maarten Limited Liability company located on the island of St. Maarten in the Dutch Netherlands Antilles. The Company disposed of its investment in Pelican in December 1999.

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

     Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 1999 and the three months and nine months ended March 31, 2000 as the impact of the potential common shares would be to either increase the income per share or decrease the loss per share. Therefore, diluted income or loss per share is equivalent to basic loss per share.

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

     Arufinance acquired all of the capital stock issued and outstanding of Global Pelican, N.V. from Global for a negotiated purchase price of $1,000. Arufinance acquired all of the remaining assets and liabilities of Global Pelican, N.V. as part of the stock purchase, effective with the closing date of December 30, 1999. Global recognized a gain of $1,135,000 in connection with the disposition.

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

     On October 1, 1998, Global also agreed to sell all of the outstanding shares to Destination Marketing Services, an insignificant subsidiary of the Company, recognizing a gain of $5,394 in connection with the disposition.

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

     Following is a tabulation of business segment information for the nine months ended March 31, 2000 and 1999 (in thousands):

                              Bingo     Bingo Hall
                    Casino    Products   Leasing       Other     Total
                    ------    --------  ---------      -----     -----

     2000
     ----
Revenue             $3,589    $2,334    $513                     $6,436
Interest revenue                   2                   $    26       28
Interest expense       188        19                       126      333
Depreciation and
  amortization         353       336                        34      723
Realized and
  unrealized gains                                         328      328
Extraordinary items                                         55       55
Net income (loss)      457       111     135              (329)     374
Identifiable assets  6,108     1,045                     4,292   11,445
Capital expenditures   214                                          214

     1999
     ----
Revenue             $4,431    $2,169    $513                     $7,113
Interest revenue                   2                   $    29       31
Interest expense       152        28                       151      331
Depreciation and
  amortization         374       151                        61      586
Realized and
  unrealized gains                                          54       54
Net income (loss)      424       182       91             (599)      98
Identifiable assets  4,878       864                     6,077   11,819
Capital expenditures   361        14                         1      376


     The following table sets forth financial information for the Company's foreign and domestic operations for the nine months ended March 31, 2000 and 1999 (in thousands):

                         Foreign**      Domestic       Total
                         -------        --------       -----
     2000
     ----
Revenue                  $      -       $ 6,436        $ 6,436
Net income (loss)           1,176          (802)           374
Identifiable assets                      11,445         11,445

     1999
     ----
Revenue                  $  2,341       $  4,772       $ 7,113
Net income (loss)              43            141            98
Identifiable assets           550        11,269         11,819

-----------------
** Foreign includes the operations of Aruba and St. Maarten for the nine months ended March 31, 1999.

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

Overview

Global Casinos, Inc. and its wholly-owned subsidiaries operate in the domestic and international gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2000, the Company's consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; the Bull Durham Saloon & Casino in Black Hawk, Colorado; the Tollgate Saloon & Casino in Central City, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Pelican Casino was sold effective December 30, 1999, see Note 4.

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

Results of Operations - Nine Months Ended March 31, 2000 Compared to the Nine Months ended March 31, 1999

The Company recognized net income of $576,000 for the nine months ended March 31, 2000, an increase of $304,000 compared to net income of $217,000 for the same period in 1999. Net income available to common stockholders was $374,000 for the nine months ended March 31, 2000, compared to net income of $98,000 for the same period in 1999.

The results of operations for the nine months ended March 31, 2000 were comprised of Bull Durham, Tollgate, Pelican Casino (through the December 30, 1999 sale date), and Alaska Bingo Supply. The period in 1999 was comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, Destination Marketing, and Casino Masquerade.

During the second quarter of 1998, the Company sold its investments in BPJ Holdings ("BPJ") and Destination Marketing. Destination Marketing was not a material subsidiary of the Company. The Company, through BPJ, had operated Casino Masquerade through February 1998, at which time the hotel in which it was located was closed for major repairs and renovations. The Company did not earn any revenue from Casino Masquerade during the period ended December 31, 1998.

Revenues

The Company's revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the nine months ended March 31, 2000 were $6,436,000 compared to $7,113,000 for the 1999 period, a decrease of $677,00 or 10%.

Bull Durham's revenues decreased $83,000 to $1,962,000 for the nine months ended March 31, 2000 compared to $2,045,000 for the same period in 1999. The decrease is largely due to increased competition experienced by Bull Durham from larger, better capitalized casinos. Tollgate's revenues for the nine months ended March 31, 2000 were $591,000.

Alaska Bingo's revenues increased $150,000 to $2,847,000 for the nine months ended March 31, 2000 compared to $2,697,000 for the period in 1999. Of the increase, approximately 65% came from the increase in pull tab sales.

Expenses

Cost of sales increased $242,000 to $1,693,000 for the nine months ended March 31, 2000 compared to $1,451,000 for the same period in 1999. Approximately 85% of sales costs are incurred by Alaska Bingo. Alaska Bingo's gross profit averaged approximately 52% for both of the nine month periods ended March 31, 2000 and 1999.

Operating, general, and administrative expenses decreased $130,000 to $4,672,000 for the nine months ended March 31, 2000 compared to $4,802,000 for the same period in 1999. The decrease is primarily due to costs incurred by Casino Masquerade, Global Pelican and Destination Marketing during the nine months ended March 31, 1999, which totaled $334,616. These cost reductions were offset by $965,000 in operating costs incurred by Tollgate in its first nine months of operations.

Depreciation and amortization costs increased $137,000 to $723,000 for the nine months ended March 31, 2000 compared to $586,000 for 1999. The increase is due largely to the addition of gaming equipment at the Tollgate casino and increased amortization expense recognized by Alaska Bingo due to increased cost of bingo hall lease renewals.

Other income, net of expenses, increased $1,142,000 to $1,199,000 for the nine months ended March 31, 2000 from a loss of $57,000 for the same period in 1999. Gain on sale of subsidiaries for the Pelican Casino as of December 30, 1999 contributed $948,000 in other income for the 2000 period, compared to $189,000 in 1999 for sales of the Casino Masquerade and Destination Marketing Services subsidiaries. In. Net realized gains in the sale of marketable trading securities exceeded unrealized losses by $274,000 for the nine months ended March 31, 2000 compared to March 31, 1999.

The Company recognized an extraordinary item of $55,000 for the nine months ended March 31, 2000 related to gains from debt restructuring and extinguishments compared to a gain of $77,000 for the same period in 1999. Included in the gain was $20,566 recognized in July 1999, when Global Casinos paid a total of $52,858 in cash and assumed a note of $54,163 to retire the unsecured debt of Casinos USA.

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

The Company continues to address debt currently in default by conversion of debt to equity, restructuring of amounts due and payment terms, etc. There can be no assurances, however, that the Company will be able to continue to renegotiate its debt in default. Should the Company be unsuccessful in these endeavors, it would have a significant impact on the operations of the Company. Additionally, the Company is in the process of renewing its license with the Colorado Gaming Commission. Should the Company be unsuccessful in obtaining this renewal, it would have a material adverse impact on the operations of the Company.

The working capital deficiency decreased by $517,000 to $(1,991,000) at March 31, 2000 from $(2,508,000) at June 30, 1999. Current assets increased to $2,794,000 at March 31, 2000 from $2,363,000 at June 30, 1999, an increase of
431,000 or 18%. Current liabilities decreased to $4,785,000 at March 31, 2000 from $4,871,000 at June 30, 1999, a decrease of $86,000 or 2%. The decrease in the working capital deficit was due mainly to the reduction of both equipment and casino license fees liabilities associated with the Pelican Casino sold on December 30, 1999, net of increases in equipment acquired for the operations of the Tollgate Casino. Additionally, the Company's working capital deficit was positively impacted by an increase in the Company's marketable trading securities of $718,000.

In August 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. In addition, the Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700. The Company continues to monitor the operations of the Tollgate, as no operating profits have been generated since the casino was opened. Management believes that the upcoming summer months, where revenues typically increase, will have positive impact on the operating results of the Tollgate. There can be no assurances, however, that the Tollgate will be profitable in the near term. The operations of the Tollgate have been funded primarily through advances made from the Bull Durham and from advances made by related parties. There can be no assurances, however, that the funds necessary to continue the operations of the Tollgate will continue to be made by the Bull Durham and by related parties.

During the nine months ended March 31, 2000, related parties made working capital loans to the Company in the amount of $1,173,000. The loans accrue interest at 8% and 9%. The Company paid $103,000 toward the principal of the outstanding working capital loans. At March 31, 2000, the Company owed $1,078,000 to the related parties. The Company incurred $374,000 in debt to acquire equipment predominantly for the operations of Tollgate. The debt is secured by the equipment, and bears interest at average rates of 12% over two years.

Net cash provided by operating activities decreased $126,000 to $334,000 for the nine months ended march 31, 2000 compared to $460,000 for the same period in 1999. The decrease is due largely to working capital costs incurred in the first nine months of Tollgate Casino operations.

Investing activities used $556,000 in net cash during the nine months ended March 31, 2000, compared to $132,000 used in investing activities in 1999. Purchases of equipment decreased $162,000, purchases of marketable trading securities increased $975,000 and sales of marketable trading securities increased by $786,000 for the nine months ended March 31, 2000 compared to 1999.

The Company will from time to time invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. During the nine months ended March 31, 2000, the Company recognized realized gains and unrealized losses on marketable trading securities in the amount of $417,000 and ($89,000), respectively.

Cash flows from financing activities increased $442,000 to $63,000 for the nine months ended March 31. 2000 compared to ($379,000) in 1999. The increase is primarily due to the Company borrowing $1,177,000 during the nine months ended March 31, 2000. Of this amount, $1,173,000 was borrowed from related parties. Should these related parties be unwilling to continue to advance funds to the Company, primarily for working capital purposes, the Company would experience a significant negative impact to its operations.

On July 7, 1999, the Company's common stock was de-listed from the NASDAQ exchange due to concerns relating to whether the listing of the Company's common stock on the NASDAQ was in the best interest of the public. The de-listing of the Company's common stock could have a material adverse impact on the Company's ability to raise additional equity offerings.

The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company will also continue to explore acquisition opportunities, and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that Management's actions will result in increased liquidity or future profitability.

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

          Acquisition or Disposition of Assets

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL CASINOS, INC.



Date:       May 26, 2000           By:  /s/ Stephen G. Calandrella
          ------------------            ------------------------------
                                        Stephen G. Calandrella, President