Form 10KSB
period 2000-06-30
GLOBAL CASINOS INC
filed 2000-10-13
CIK 727346

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-KSB

               [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended June 30, 2000

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from ____________ to ____________

                             Commission file number 0-15415

                                   GLOBAL CASINOS, INC
                  -----------------------------------------------------
                  (Exact Name of Registrant as Specified in its Charter)

           Utah                                      87-0340206
           ----                                  -------------------
(State or other jurisdiction                        I.R.S. Employer
of incorporation or organization)                 Identification number

           5373 North Union Blvd, Suite 100, Colorado Springs, Colorado  80918
          --------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

           Registrant's telephone number, including area code: (719) 590-4900

                      _____________________________________________
                   ---------------------------------------------------
                  (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [x] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [  x  ]

The Issuer's revenues for the fiscal year ended June 30, 2000 were $7,371,812. As of September 30, 2000, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, as quoted on the "pink sheets" published by the Pink Sheets, LLC, held by non-affiliates of the Issuer was approximately $1,096,000. As of September 30, 2000, 1,546,360 shares of Common Stock of the Issuer were outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

  1. Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC file number 0-15415.
  2. Incorporated by reference from the Company's Registration Statement on Form S-2, as amended, SEC File No. 33-46060, declared effective May 15, 1992.
  3. Incorporated by reference from the Company's Registration Statement on Form S-8, filed with the Commission and effective December 8, 1995.
  4. Incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC File No. 33-76204, declared effective August 12, 1994.
  5. Incorporated by reference from the Company's Current Report on Form 8-K, dated July 15, 1995, as filed with the Commission on July 31, 1995, as amended on Form 8-K/A-1 filed with the Commission on August 31, 1995.
  6. Incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993, as filed with the Commission on December 3, 1993.
  7. Incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994, as filed with the Commission on March 3, 1994.
  8. Incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994, as filed with the Commission on May 13, 1994.
  9. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1994, as filed with the Commission on June 10, 1994.
  10. Incorporated by reference from Casinos U.S.A., Inc.'s Corrected Second Amended Disclosure Statement, dated September 16, 1996, as filed with the Commission on October 31, 1996.
  11. Incorporated by reference from the Company's Current Report on Form 8-K, dated August 1, 1997, as filed with the Commission on August 14, 1997.
  12. Incorporated by reference from the Company's Current Report on Form 10KSB, dated October 7, 1997, as filed with the Commission on October 14, 1997.
  13. Incorporated by reference from the Company's Amended Report on Form 8-K, dated October 7, 1997, as filed with the Commission on October 14, 1997.
  14. Incorporated by reference from the Company's Current Report on Form 8-K, dated June 11, 1998, as filed with the Commission on June 15, 1998; as Amended June 11, 1998, and filed with the Commission on July 7, 1998.
  15. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, as amended and filed with the Commission on December 23, 1998.
  16. Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on January 8, 1999, as amended on Current Report on Form 8-K/A as filed with the Commission on September 2, 1999.
  17. Incorporated by reference from the Company's Current Report on Form 8-K dated December 30, 1999 as filed with the Commission on January 14, 2000.

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

                                         PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview
--------
     Global Casinos, Inc. ("the Company", "Global Casinos", or "Global") and its wholly-owned subsidiaries operate in the domestic gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties, and other related interests. Global was organized under the laws of the State of Utah on June 8, 1978.

     During the fiscal year ended June 30, 2000, Global's subsidiaries operating as casinos consisted of Casinos U.S.A., Inc., a Texas corporation, ("Casinos U.S.A.") and Global Pelican, N.V., a St. Maarten corporation, ("Global Pelican") and Global Central Corporation, a Colorado corporation,
("Global Central").   Global Pelican, N.V. was sold effective December 30,
1999. Casinos U.S.A. owns and operates the Bull Durham Saloon & Casino in Black Hawk, Colorado ("the Bull Durham") and Global Central operates the Tollgate Casino and Saloon in Central City, Colorado (the "Tollgate"). The Tollgate was closed effective July 31, 2000. Global's subsidiary Global Alaska Industries, Inc., an Alaska corporation, ("Global Alaska") owns Alaska Bingo Supply, Inc., an Alaska corporation, ("ABS") in Anchorage, Alaska. ABS is primarily engaged in the distribution of a full line of bingo related products. It also leases facilities to one bingo hall operation.

Description of Operations
-------------------------

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

     Presently, the casino occupies approximately 7,200 square feet. In November 1998, an expansion project that increased the gaming space by 2,500 square feet, and allowed the casino to offer 26 more slot machines and two more table games was completed. As currently configured, the casino has 147 slot machines available for play: 93 real slot machines and another 54 video slot machines; and has three table games: two standard blackjack tables and one three card poker table. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,650,393 in debt.

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

     Also under the Plan of Reorganization, Global Casinos, as the operator of the Bull Durham, has been limited to receiving only a $7,500 per month management fee, with all the excess net cash flow, as defined, from casino operations required to be paid to the casino's unsecured and certain secured creditors under a schedule set forth in the Plan. In July 1999, Global Casinos acquired all the outstanding unsecured debt of Casinos U.S.A., whereupon Global Casinos became entitled to receive 50% of net cash flow from casino operations with the other 50% payable to the mortgage holders. The amount of $128,215 which Global Casinos paid on behalf of Casinos U.S.A. represents an intercompany indebtedness from the subsidiary to the parent. During the year ended June 30, 2000, the Company retired $73,423 of this indebtedness; therefore only $54,792 remains as an intercompany indebtedness.

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

     COMPETITION. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations, with new competitors entering the market. There are now 20 casinos operating in the Black Hawk market. Additionally, there are 12 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. The Bull Durham Casino and three others make up the small casinos, while the other 16 properties are medium to large casinos. There are currently 7,115 gaming devices in the Black Hawk market and 2,717 gaming devices in the Central City market. Based upon these figures, the Bull Durham Casino currently represents only 2.1% of the Black Hawk market. The Bull Durham attempts to stay competitive by providing personal customer service, innovative marketing promotions and state-of-the-art gaming devices.

     SEASONALITY. Because the Bull Durham Casino is located in a small mountain community west of Denver, it experiences its peak business during the summer months when weather conditions are more favorable. The winter months tend to be substantially slower when weather conditions reduce the amount of traffic through the town.

Global Pelican - Pelican Casino (discontinued)

     BACKGROUND. On August 1, 1996, Global Pelican entered into a cancelable management and operating lease agreement to lease and operate the Pelican Casino located on the island of St. Maarten. The casino was operated through a subsidiary, Global Pelican, N.V., which was sold effective December 30, 1999. In October 1999, the Pelican Casino suffered substantial damage, from a natural disaqster, to the second floor of the casino that housed all of the accounting records. Management believes that substantially of the accounting records were either lost or destroyed. Since no records were available to be audited for the period from July 1, 1999 through December 30, 1999, the Company utilized the audited numbers from the year ended June 30, 1999, to calculated the $798,000 gain on the sale of this subsidiary. The Company reported an unaudited net loss for the period July 1, 1999 through December 30, 1999 of approximately $343,000 on its second quarter Form 10-QSB. This unaudited net loss would have increased the gain on the sale of this subsidiary. Management believes that it is a more conservative presentation to reflect the gain on the sale of subsidiary utilizing the audited financial information from June 30, 1999.

     OPERATIONS. The Company operated the Pelican Casino, located on the island of St. Maarten, from August 1996 to December 1999. The casino sat on the west side of the island which is controlled by the Dutch. The Pelican Casino was located in one of the largest time-share complexes on the island, the Pelican Resort, which has over 700 rooms. The casino occupied 7,000 square feet and featured 140 slot machines, five black jack tables, two Pelican Poker, two roulette wheels, one craps table, and one Let-it-Ride table.

Global Alaska - Alaska Bingo Supply

     BACKGROUND. On August 1, 1997, the Company, through its wholly-owned subsidiary, Global Alaska, acquired all the outstanding shares of stock of ABS. The purchase price of $4,400,000 consisted of $400,000 cash and a $4,000,000 8% convertible promissory note taken by the seller, collateralized by shares of ABS common stock held by the Company. To fund the acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. These promissory notes are collateralized by a note receivable of the Company. Interest on $200,000 of the promissory notes, which were paid in full during fiscal year 1998, was at 24% and interest on the remaining
$225,000 (including the related party note) was at 12%.   At June 30, 2000,
the balance on the remaining notes was $52,500. During fiscal year 1999, $50,850 remaining on the related party note was converted to Class C Preferred Stock. The balance on the remaining note has been extended.

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

     The Company has the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. However, if certain minimum periodic preferred stock redemptions do not occur, the conversion price changes from $10.00 per share to the current market price. Holders of the Series B Preferred Stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 2000, the Company redeemed 51,757 shares of Series B Preferred Stock and paid $218,971 of dividends.

     OPERATIONS. Charitable bingo is currently the sole form of legalized gaming in Alaska. With an approximate 30% market share, ABS is the largest distributor of bingo products in the state. ABS has a strong operating history and reputation with product suppliers and end-users, which allows it to compete effectively with telemarketers that have lower operating costs. In addition, ABS controls the leases covering one bingo hall operated by third parties as a means of ensuring distribution and maintaining its market share. Recently, there has been a push to allow video lotteries as a form of gambling. Video lotteries would have a definite impact on the operations of ABS's customers, although management is uncertain how it would impact ABS operations.

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

     As more fully discussed under Legal Proceedings, the government had brought an action against the former owners of ABS, as well as ABS, claiming the former owners violated state laws and regulations in their operation of ABS prior to its sale to the Company. That legal action was dismissed as to ABS and the Company.

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

     DEPENDENCE ON CUSTOMERS AND SUPPLIERS. During fiscal 2000, approximately 16% of bingo product sales were attributed to two significant customers. During fiscal 1999, approximately 28% of bingo sales were attributed to two significant customers. Approximately 28% and 41% of ABS's bingo product supply purchases were from a single third party supplier during fiscal 2000 and fiscal 1999, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that could have a material adverse impact upon ABS's operating results.

Global Central - Tollgate (discontinued)

     BACKGROUND. Effective August 7, 1999, the Company entered into a Lease and Option Agreement (the "Lease") pursuant to which it leased the Tollgate Casino and Saloon in Central City, Colorado. The term of the Lease is 24 months and grants to the Company the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the Lease at a purchase price of $1,400,000. The Company also leased certain additional gaming equipment from a third party that had previously operated the casino under terms that also grant the Company the ability to purchase the equipment at the end of the 24 month term for $35,000. The Company obtained gaming and casino licenses and opened the Tollgate for operation in August 1999. The Tollgate was closed effective August 1, 2000 due to continuing operating losses.

BPJ Holdings - Casino Masquerade, Aruba (discontinued)

     In April 1994, the Company purchased a 66-2/3% interest in Global Entertainment Group, Inc. N.V. ("Global Entertainment"). Global Entertainment, through BPJ Holdings N.V. ("BPJ"), its wholly-owned subsidiary, owned and operated Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles. The Company acquired the remaining 33-1/3% interest in Global Entertainment in July, 1995.

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

Employees
---------

     The Company's executive officers are: Stephen G. Calandrella, President and CEO, and Eric Hartsough, Vice President of Operations.

     The Bull Durham Casino, Tollgate Casino and Global Pelican Casino each operate with an on-site general manager who serves without a written employment contract. During fiscal 2000, the Company's three operating casinos employed a total of 138 persons, including both full and part-time employees as follows:


                                  Full-Time  Part-Time   Total Employees
                                  ---------  ---------   ---------------
     Bull Durham Casino           36         25          61
     Tollgate Casino
           (discontinued)         11         17          28
     Pelican Casino               46          3          49
                                  --------   -------    -------
           Totals                 93         45         138
                                  --------   -------    -------


ABS has seven full-time employees.

Intellectual Property
---------------------

     The Company has a registered service mark for the name "Global Casinos," together with its logo. The Company does not claim any other intellectual property protection to any of its assets and does not believe that its intellectual property is material to its operations.

Consultants
-----------

     The Company had no material consulting agreements at June 30, 2000.

ITEM 2.    DESCRIPTION OF PROPERTY

Corporate Offices:  Colorado Springs, Colorado
----------------------------------------------

The Company is currently utilizing office space of a related party and is not responsible for any rent payment. The market rate of rent was calculated and as this amount is immaterial to the financial results of the Company no rent expense was recorded for the office space for the year ended June 30, 2000. During fiscal 1999, the Company was able to sublet its prior office space in Denver, Colorado. Under the terms of the sublet, the Company has had to pay a net lease deficiency of $1,000 per month, which obligation ended September 1999.

Operating Subsidiaries
----------------------

     The facilities and properties of the Company's operating facilities are more fully described in Item 1 of this Report and are incorporated herein by this reference.

ITEM 3.    LEGAL PROCEEDINGS

     The Company and its officers and directors are involved in the following material legal proceedings:

Securities and Exchange Commission
----------------------------------

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

Civil Litigation
----------------

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


Botelho v. Griffin, et al. This matter involved an action brought by regulatory authorities of the State of Alaska against Mark Griffin, Susan Griffin and others, including the Company's subsidiary, Alaska Bingo Supply, Inc. In the action, the State of Alaska alleged several violations of Alaska law pertaining to the operation of charitable gaming and bingo supply distribution, particularly when those activities were conducted by the Company's predecessors in interest, Mark and Susan Griffin. The action has been dismissed as to ABS and the Company.

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

     In addition, the Company is indebted to Astraea Investment Management, LP ("Astraea"), the holder of the first deed of trust against the Bull Durham Casino in Blackhawk, Colorado. The note that is in default is not the note secured by the deed of trust, but rather an unsecured note in the approximate principal amount of $510,000. The Company is in active dialog with the principals of Astraea in an effort to reach a resolution of this outstanding default.

     In addition to the Astraea note, at June 30, 2000 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $236,000 in principal and $148,000 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2000.

                                         PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by the Pink Sheets, LLC under the symbol "GBCS". In July 1999, the Company's securities were delisted from the Nasdaq Small Cap Market. The delisting was effective July 7, 1999; accordingly, all trading information set forth below prior to July 7, 1999 reflects trading on the Nasdaq Small Cap Market, and market information beginning July 8, 1999 pertains to trading on the "pink sheets." The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 1998 through September 30, 2000.

                                        Sales
                                High              Low
1999 Fiscal Year

     First Quarter          $      2.25      $      1.31
     Second Quarter                1.94              .60
     Third Quarter                 1.69              .88
     Fourth Quarter                2.69             1.06

2000 Fiscal Year

     First Quarter          $       .50      $       .25
     Second Quarter         $       .50      $       .25
     Third Quarter          $       .50      $       .25
     Fourth Quarter         $       .50      $       .25


                                    Bid              Ask
                              High       Low   High      Low
2001 Fiscal Year

     First Quarter            $0.63    $0.38   $1.25   $0.75


     The bid and ask prices of the Company's common stock as of September 30, 2000 were $.38 and $.50, respectively, as reported on the "pink sheets". The "pink sheet" prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2000, there were approximately 744 record owners of the Company's common stock.

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

     There are issued and outstanding a total of 244,572 shares of Series B Convertible Preferred Stock which are held by Mark Griffin, the seller of ABS. All outstanding shares of Series B Preferred Stock accrue a cumulative dividend at the rate of 8% per annum. At June 30, 2000, there had accrued and were outstanding cumulative dividends on the Series B Preferred Stock of $8,041.

     The Company also has outstanding a total of 487,172 shares of Series C Convertible Preferred Stock which accrues a cumulative dividend at the rate of 7% per annum. At June 30, 2000, cumulative dividends on the Series C Preferred Stock had accrued in the amount of $59,565.

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

Results of Operations - Year June 30, 2000 Compared to the Year Ended June 30, 1999

     REVENUES.   Revenues for fiscal year 2000 were $7,372,000 compared to
revenues of $9,069 for fiscal year 1999. This decline was the result of our discontinuing casino operations at one unprofitable location, resulting in casino revenues decreasing from $4,981,000 to $3,440,000, a decrease of 31%. Because we closed several unprofitable casinos, this decline is actually viewed as a favorable change.

     EXPENSES.   As revenues decreased by 19% from Fiscal year 1999 to Fiscal year 2000, expenses also declined, from $9,510,000 to $8,755,000, a decrease of $755,000, or 8%. This consisted primarily of a reduction in labor and other general and administrative expenses associated with the discontinued operations.

     LOSS FROM OPERATIONS AND NET LOSS.   Our loss from operations increased
from $441,000 in Fiscal year 1999 to $1,383,000 in Fiscal year 2000. This comparison is skewed due to an extraordinary event in Fiscal year 1999 that improved results of operations for that period. Similarly, our net loss for Fiscal year 2000 of $1,095,000 was $505,000 greater than in Fiscal year 1999,
due to the same extraordinary event.   Results of operations from bingo
operations were fairly constant, bingo hall rental was reduced due to the loss of one facility, and casino operations at the Bull Durham were level. However, we suffered a significant loss from our operations at the Tollgate, which was subsequently closed, in part due to impairments that were booked because of that casino's operating losses.

     CASH FLOWS.   Operating activities for Fiscal year 2000 used cash of
$62,000. However, this net use of cash includes a gain on sales of marketable securities of $654,000. Investing and financing activities were each net cash users, although in decreased amounts compared to Fiscal year 1999.

Liquidity and Capital Resources
-------------------------------

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

     At June 30, 2000, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $1,700,000 compared to current liabilities of $4,145,000 resulting in a working capital deficit of $2,445,000. This working capital deficit, combined with the Company's continuing losses from operations, has led our independent auditors to qualify their audit opinion due to doubts about our ability to continue as a going concern.

     The Company is in default under several unsecured loans and loan
agreements.   The Company continues to address debt currently in default by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and payment terms, etc. Management expects to be able to complete these negotiations successfully, as it continues to have excellent working relationships with existing creditors.

     While the Company continues to face a shortage of working capital, the deficiency decreased from $2,507,838 at June 30, 1999 to $2,445,116 at June 30, 2000. Current assets decreased from $2,703,614 at June 30, 1999 to $1,700,041 at June 30, 2000, a decrease of $1,003,573 or 37%. Current liabilities decreased from $4,871,451 at June 30, 1999 to $4,145,207 at June 30, 2000, an increase of $726,244 or 15%. The decrease in the working capital deficit was due mainly to the write-off of thee accrued casino license fees in conjunction with the disposal of the Pelican Casino.

     During the year ended June 30, 2000, the Company purchased approximately $2,349,000 more in marketable securities compared to the same period in 1999. The securities are held for trade and are valued at their current market value. Included in marketable securities at June 30, 1999 were 220,000 shares of First Entertainment (FEI) common stock with a recorded value of $1.27 per share. The Company acquired the FEI stock through the divestiture of its investment in Global Internet in May 1997. The Company sold its convertible promissory note, advances and interest receivable of $375,000 for 30,000 shares of FEI Class B preferred stock with a face value of $12.50 per share, convertible into FEI common shares at $1.25 per share. In addition, the Company sold 1,500,000 of the 1,750,000 common shares of Global Internet in exchange for 1,500,000 warrants of FEI, which would allow the Company to purchase 1,500,000 shares of FEI common shares at $1.25 per share for a period of five years. Because FEI was thinly capitalized at the time, the Company was unable to assign a value to the transaction and recognized a loss on the investment.

     On December 31, 1998, the Company converted all of its FEI Class B preferred stock to FEI common stock. In July 1999, the Company sold the remaining shares of FEI common stock at a realized gain of 172,154.

     Throughout the fiscal year, the Company has tried to offset its losses from operations with gains from sales of its portfolio of marketable securities. The Company will from time to time invest in selected marketable securities as a short term investment strategy for available cash. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, are not traded frequently, and are monitored closely to minimize the inherent risks of market fluctuations. During the fiscal year ended June 30, 2000, the Company recorded combined realized and unrealized gains totaling $143,471, which includes the FEI common stock disposition gains of $172,154 described above.

     During the year ended June 30, 2000, certain debt restructurings resulted
in $20,566 gains reported as extraordinary items.   The Company will continue
to work toward renegotiating its current debts to extend their maturities or obtain reduced payments.

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

     During 2000, a related party made working capital loans to the Company in the amount of $560,596. The loans accrue interest at 8%. The Company paid $341,071 in cash and assigned an account receivable in the amount of $43,766, a note receivable in the amount of $80,000 and marketable trading securities in the amount of $530,872 to reduce principal and accrued interest of the outstanding working capital loans during the year.

     Net cash provided by operating activities decreased by approximately $654,000 to net cash used of approximately $62,000 for the year ended June 30, 2000 compared to net cash provided of approximately $592,000 for the same
period in 1999.   The decrease is primarily the result of the gain of $798,000 realized on the disposition of the Pelican Casino. This gain is discussed in more detail in item 1 of this report.

     Net cash used in investing activities decreased by approximately $196,000 to $33,000 during the year ended June 30, 2000 compared to $229,000 for the same period in 1999. The main reason for the decrease is that the Company received $400,000 in fiscal year 1999 as part of the Casino Masquerade lease settlement. The Company purchased $504,000 less in fixed assets during the year ended June 30, 2000 compared to the period in 1999.

     The Company used approximately $236,000 in cash for financing activities during the year ended June 30, 2000 compared to approximately $581,000 during the same period in 1999. Proceeds in excess of payments of long-term debt and notes payable was approximately $542,000 for the year ended June 30, 2000 compared to approximately $167,000 for the same period in the prior year, an increase of approximately $375,000.

     As of June 30, 2000 none the Company's subsidiaries have commercial bank credit facilities. Management is currently negotiating with several financial institutions to obtain revolving lines of credit for the operating subsidiaries to use for working capital during slow seasons.

     During 1999, the Company opened and closed the Casino Calypso located in the Hotel Calypso in Salinas, Ecuador. Due to unfavorable financial and political conditions the Company elected to close the casino after a few months of operation.

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

     We continue to seek solutions to our liquidity deficit. In the past years, we have closed casinos and other operations that proved to be unprofitable and have attempted to renegotiate the terms of our short and long term debt. However, there can be no assurance that these efforts will be successful in improving our ability to continue as a going concern.

Outlook
-------

     With the closure of the casinos in Aruba, St. Maarten, Equador and Central City, the Company has streamlined its operations, which now consist of the Bull Durham and Alaska Bingo Supply. We believe that those operations can each be self-sustaining. However, they are not expected to be sufficiently profitable to relieve our debt posture or working capital deficiency. These make it unlikely that we could take advantage of future opportunities without a significant capital infusion.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

     Report of Independent Auditors;

     Audited Balance Sheet as of June 30, 2000;

     Audited Statements of Operations for the Years Ended June 30, 2000 and
     1999;

     Audited Statements of Stockholders' Equity for the Years Ended June 30, 2000 and 1999;

     Audited Statements of Cash Flows for the Years Ended June 30, 2000 and 1999; and

     Notes to Financial Statements.

                          GLOBAL CASINOS, INC. AND SUBSIDIARIES
                            CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE YEARS ENDED
                                 JUNE 30, 2000 AND 1999

                              INDEX TO FINANCIAL STATEMENTS
                                                                        PAGE

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheet - June 30, 2000 . . . . . . . . . . . . F-4 to F-5

Consolidated Statements of Operations -
Years Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .F-6

Consolidated Statements of Stockholders' Equity -
Years Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .F-7

Consolidated Statements of Cash Flows -
Years Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . F-8 to F-9

Notes to Consolidated Financial Statements . . . . . . . . . . . F-10 to F-24

                              INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Global Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately $835,000 and $323,000 during the years ended June 30, 2000 and 1999, respectively, and had a working capital deficiency of approximately $2,445,000 and $2,508,000 at June 30, 2000 and 1999,
respectively. In addition, the Company is in default on various loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


GERALD R. HENDRICKS & COMPANY, P.C.

Westminster, Colorado
September 20, 2000

                               CONSOLIDATED BALANCE SHEET
                                      JUNE 30, 2000
                                     (in thousands)


     ASSETS

Current assets:
  Cash and cash equivalents                        $    174
  Trade receivables, net of allowance for
     doubtful accounts of $89                           265
  Inventory                                             285
  Current portion of notes receivable                    69
  Marketable trading securities                         800
  Other                                                 107
                                                    --------
     Total current assets                             1,700
                                                    --------

Property, plant and equipment:
  Land                                                  518
  Buildings and improvements                          4,072
  Equipment                                           1,726
                                                    --------
                                                      6,316
  Accumulated depreciation and amortization          (1,965)
                                                    --------
                                                      4,351
                                                    --------
Other assets:
  Leasehold rights and interests and
     contract rights, net of amortization
     of $1,122                                        1,168
  Goodwill, net of amortization of $421               1,744
  Hotel credits, net of impairment
     allowance of $284                                  189
  Notes receivable, net of current portion,
     and allowance for doubtful accounts
     of $221                                            113
  Other                                                  21
                                                    --------
                                                      3,235
                                                    --------
                                                   $  9,286
                                                    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including $96
     to a related party                             $   721
  Accrued expenses                                      203
  Accrued interest, including $21 to
     related parties                                    414
  Other accrued liabilities                             644
  Notes payable                                         192
  Current portion of long-term debt:
     Related parties                                    727
     Debt in default                                    772
     Other debt                                         432
  Other                                                  40
                                                     -------
     Total current liabilities                        4,145
                                                     -------

Long-term debt, less current portion                  2,713
                                                     -------

Mandatory redeemable, voting, Class C
  preferred stock, 487,171 shares issued
  and outstanding                                       585
                                                     -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible;
     10,000,000 shares authorized
     Class A - $2 par value, nonvoting,
     96,500 shares issued and outstanding               193
     Class B - $.01 par value, nonvoting,
     244,572 shares issued and outstanding                2
  Common stock - $.05 par value; 50,000,000
     shares authorized; 1,546,360 shares
     issued and outstanding                              77
  Additional paid-in capital                         11,818
  Accumulated deficit                               (10,247)
                                                    --------
                                                      1,843
                                                    --------
                                                   $  9,286
                                                    ========


                                 See accompanying notes.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands)

                                             Years ended June 30,
                                             2000           1999
                                             ----           ----
Revenues:
  Casino                                  $    3,440     $    4,981
  Bingo                                        3,595          3,593
  Food and beverage                              302            267
  Other                                           35            228
                                           ----------     ----------
                                               7,372          9,069
                                           ----------     ----------
Expenses:
  Cost of bingo supply sales                   1,609          1,615
  Cost of food and beverage                      524            547
  Operating, general, and
     administrative, including $65
     and $62, respectively, to a
     related party                             5,111          6,227
  Depreciation and amortization                  864            852
  Impairment losses                              647            269
                                           ----------     ----------
                                               8,755          9,510
                                           ----------     ----------
Loss from operations                          (1,383)          (441)
                                           ----------     ----------
Other income (expense):
  Interest income                                 23             36
  Interest expense, including $49
     and $37, respectively,
     to related parties                         (437)          (493)
  Gain on investment in subsidiary               798              2
  Realized gain on the sale of
     marketable trading securities               654            274
  Adjustment to market value of
     marketable trading securities              (511)           215
                                           ----------     ----------
                                                 527             34
                                           ----------     ----------
Loss before extraordinary item                  (856)          (407)
Extraordinary item:
  Gain from debt restructuring                    21             84
                                           ----------     ----------
Net loss                                        (835)          (323)
Dividends on Class B and Class C
  preferred stock                               (260)          (267)
                                           ----------     ----------
Net loss available to common
  stockholders                            $   (1,095)    $     (590)
                                           ==========     ==========

Loss per share - basic and diluted:
  Loss before extraordinary item          $    (0.72)    $    (0.44)
  Extraordinary item                            0.01           0.05
                                           ----------     ----------
  Net income (loss) available to
     common stockholders                  $    (0.71)    $    (0.39)
                                           ==========     ==========

  Weighted average shares
     outstanding                           1,546,360      1,528,062
                                           ==========     ==========



                                 See accompanying notes.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED JUNE 30, 2000 AND 1999
                                        (in thousands)

                                    Preferred Stock                                 Additional     Accumu-
                             Class A               Class B         Common Stock      Paid-in        lated
                         Shares     Amount    Shares     Amount   Shares     Amount  Capital       Deficit     Total
Balances at June 30,
  1998                  109,000    $  218     329,178     $    3  1,504,344   $   75   $12,551      $ (8,562) $  4,285
Shares issued in
  conversion of
  mandatory
  redeemable
  preferred
  stock to
  common stock                                                          175                  3                       3
Shares issued in
  conversion of
  Class A                                                                                                            -
  preferred stock
  to common stock        (12,500)     (25)                            2,222                 24                      (1)
Class B shares
  issued in debt
  conversion                                   15,000                                      150                      150
Redemption of Class
  B preferred
  stock                                       (47,849)                                    (478)                    (478)
Common stock issued
  in debt
  conversion                                                        39,619         2        85                       87
Dividends on Class B
  preferred stock                                                                                        (250)     (250)
Dividends on Class C
  preferred stock                                                                                         (17)      (17)
Net loss                                                                                                 (323)     (323)
                        --------------------------------------------------------------------------------------------------
Balances at June 30,
  1999                  96,500       193      296,329        3  1,546,360         77     12,335        (9,152)    3,456
Redemption of Class
  B preferred
  stock                                       (51,757)      (1)                            (517)                   (518)
Dividends on Class
  B preferred stock                                                                                      (217)     (217)
Dividends on Class C
  preferred stock                                                                                         (43)      (43)
Net loss                                                                                                 (835)     (835)
               ------------------------------------------------------------------------------------------------------------
Balances at June 30,
  2000                  96,500  $    193      244,572      $ 2  1,546,360        $77   $ 11,818      $(10,247)   $ 1,843
               ============================================================================================================


                                    See accompanying notes.

                          CONSOLIDATED STATEMENTS OF CASHFLOWS
                                     (in thousands)

                                             Years ended June 30,
                                             2000           1999
                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $     (835)    $     (323)
                                           ----------     ----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
     Depreciation and amortization               864            852
     Provision for doubtful accounts              45             99
     Net gain on sales of marketable
        trading securities                      (654)          (274)
     Adjustment to market value of
        marketable trading securities            511           (215)
     Extraordinary gain from
        extinguishment of debt                   (21)           (84)
     Impairment losses                           647            269
     Expensing of prepaid rent                     -             71
     Non-cash compensation                         9              -
     Gain on sale of subsidiary                 (798)            (2)
     Changes in operating assets and
        liabilities, net of effects of
        acquisitions and dispositions:
        Accounts receivable                       11           (172)
        Inventory                                (27)            25
        Purchases of marketable trading
          securities                          (2,733)          (384)
        Sales of marketable trading
          securities                           2,397            157
        Other current assets                     (11)            24
        Accounts payable                         239            (14)
        Accrued expenses                         151            575
        Accrued interest                         143            (12)
                                           ----------     ----------
                                                 773            915
                                           ----------     ----------
        Net cash provided by (used in)
          operating activities                   (62)           592
                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of building improvements
        and equipment                           (102)          (606)
     Collections on notes receivable              65             61
     Other assets                                  4             (4)
     Issuance of notes receivable                  -            (80)
     Settlement upon termination of
        operating lease                            -            400
                                           ----------     ----------
        Net cash used in operating
          activities                             (33)          (229)
                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt              $     (787)    $     (431)
  Issuances of debt                            1,329            598
  Redemption of mandatory preferred
     stock                                         -             (3)
  Redemption of Class B preferred
     stock                                      (518)          (478)
  Dividends on Class B and Class C
     preferred stock                            (260)          (267)
                                           ----------     ----------
        Net cash used in financing
          activities                            (236)          (581)
                                           ----------     ----------

Net decrease in cash                            (331)          (218)
Cash at beginning of year                        505            723
                                           ----------     ----------
Cash at end of year                       $      174     $      505
                                           ==========     ==========

Supplemental cash flow information:
  Cash paid for interest                  $      331     $      457
                                           ==========     ==========

  Cash paid for dividends                 $      219     $      240
                                           ==========     ==========

Supplemental disclosure of non-cash
  investing and financing activities:
  Debt converted to common stock:
     Mandatory redeemable preferred
        stock                             $        -     $        4
     Long-term debt                                -             87
                                           ----------     ----------
                                          $        -     $       91
                                           ==========     ==========

  Debt converted to Class B
     preferred stock                      $        -     $      150
                                           ==========     ==========
  Debt converted to Class C
     preferred stock                      $        -     $      585
                                           ==========     ==========
  Fixed assets acquired through
     long-term debt                       $      374     $       61
                                           ==========     ==========
  Transfer of land, building and
     improvements to property rights
     held for sale                        $        -     $      200
                                           ==========     ==========
  Assignment of marketable trading
     securities and accounts and
     notes receivable to a related
     party in lieu of payment on
     long-term debt                       $      655     $        -
                                           ==========     ==========




                                 See accompanying notes.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation
     ------------------------------

     Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos domestically, in 1999 internationally, and distributes bingo supplies and leases bingo facilities domestically. The consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

           GLOBAL ALASKA INDUSTRIES ("Global Alaska"), an Alaska corporation, which acquired Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska on August 1, 1997 (Note 2). ABS is primarily engaged in the distribution of a full line of bingo and bingo-related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. ABS also receives rent income from the leasing of space to bingo hall operators. Certain of the bingo halls are managed by the wife of the holder of the Company's Class B preferred shares.

           WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30, 1995.

           GLOBAL CENTRAL, a Colorado corporation, began the operation of the Tollgate Saloon & Casino, located in the limited stakes gaming district in Central City, Colorado, in August 1999 and closed the casino in July 2000. See Note 7.]

           GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten Limited Liability Company which operated the Pelican Casino on the island of St. Maarten in the Dutch Netherlands Antilles. The Company disposed of its investment in Global Pelican in December 1999 (Note 2).

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

     Estimates and Assumptions
     -------------------------

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

     Management's Plans
     ------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses, incurred net losses of approximately $835,000 and $323,000 during the years ended June 30, 2000 and 1999, respectively, and had working capital deficiencies of approximately $2,445,000 and $2,508,000 at June 30, 2000 and 1999, respectively. The Company is in default on various loan agreements and has ceased operating all but one of its casino operations as of July 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company continues to explore methods to increase profitability; however, there can be no assurances that management will be successful in their efforts.

     Cash and Cash Equivalents
     -------------------------

     Cash consists of demand deposits, vault cash used in casino operations, and cash provided for use in the leased bingo hall facilities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories
     -----------

     Inventories primarily consist of bingo supplies and are stated at the lower of cost or market. Cost is determined by the average-cost method.


     Revenue Recognition
     -------------------

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Sales of bingo-related products are recognized as products are shipped. Rental revenue is recognized as it becomes due. Marketable trading securities are accounted for on a trade date basis. Where possible, realized gains and losses on the sales of marketable trading securities are determined using the specific identification method. If the specific identification method cannot be utilized, realized gains and losses are determined using the first-in, first-out method.

     Advertising Costs
     -----------------

     The Company expenses all advertising costs as they are incurred.

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

     Marketable securities are transacted on either a cash or margin basis. In margin transactions, the Company is extended credit that is collateralized by cash and securities in the Company's account. The Company is required to maintain margin collateral in compliance with various regulatory and other guidelines, and make adjustments of collateral levels in the event of excess market exposure. Included in other accrued expenses at June 30, 2000 are marketable securities of $405,562 transacted on a margin basis.

     Hotel credits are presented at their estimated realizable value.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment consists of land, building and improvements, and equipment, and are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.

     Leasehold Rights and Interests, Contract Rights, and Goodwill
     -------------------------------------------------------------

     Leasehold rights and interests, contract rights, and goodwill represent the excess of the purchase prices over the net assets of the acquired investments in ABS and Casinos USA. The leasehold and contract rights are amortized over eight years. Goodwill is amortized over fifteen years.

     Valuation of Long-Lived Assets
     ------------------------------

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

     During the year ended June 30, 2000, the Company recognized an impairment expense of $647,158 due to a reduction in the estimated realizable value of certain equipment, hotel credits, and land held for sale. During the year ended June 30, 1999, the Company recognized an impairment expense of approximately $203,000 due to the reduction of the amortization periods associated with leasehold rights and interests, contract rights, and goodwill and impairment expense of approximately $66,000 was recognized due to the reduction of the estimated useful lives of certain equipment.

     Stock-Based Compensation
     ------------------------

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

     Comprehensive Income
     --------------------

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income, and is effective for fiscal years beginning after December 15, 1997. The Company did not have any components of comprehensive income requiring separate disclosure under SFAS No. 130.

     Derivative Instruments and Hedging Activities
     ---------------------------------------------

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes requirements for disclosure of derivative instruments and hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes the accounting standard will not impact the Company's financial statements.

     Income Taxes
     ------------

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

     Loss Per Share
     --------------

     Basic loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 2000 and 1999 as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Risk Considerations
     -------------------

           ALASKA BINGO SUPPLY Trade receivables are due from ABS bingo supply customers. ABS grants credit, generally without collateral, to its customers. During 2000, approximately 16% of bingo product sales were attributed to two significant customers. During 1999, approximately 28% of bingo sales were attributed to two significant customers.

           Approximately 28% and 41% of ABS's bingo product supply purchases were from a third party supplier during 2000 and 1999, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that would affect ABS operating results adversely.

     Reclassifications
     -----------------

     Certain amounts reported in the 1999 financial statements and notes have been reclassified to conform to the 2000 presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     Alaska Bingo Supply
     -------------------

     On August 1, 1997, the Company acquired 100% of the outstanding common stock of ABS. The acquisition was accounted for as a purchase. The purchase price of $4,400,000 consisted of $400,000 cash, and a $4,000,000 8% convertible promissory note due in 2004, collateralized by shares of ABS' common stock held by the Company.

     In order to fund this acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. The promissory notes of $200,000 to third parties, all of which were paid in full in 1998, bore interest at 24% and were collateralized by a note receivable of the Company. The remaining third party and related party notes bore interest at 12%. During 1999, the related party principal of $50,850 and accrued interest of $15,548 were converted to 55,332 shares of Class C preferred stock. The maturity of the remaining third party note has been extended to December 31, 1999.

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

     Destination Marketing Services, Inc.
     ------------------------------------

     In January 1998, the Company, through DMS, a newly-formed subsidiary, acquired certain assets, net of liabilities, of a Colorado Springs, Colorado travel services company in exchange for $10,000 cash and a $69,000 note payable bearing interest at 10%, due in 1999. Effective October 1, 1998 the Company sold to DMS's president all of the outstanding shares of common stock which it had acquired. Under the terms of the buyout, the Company will receive an aggregate of $20,000 over three years and will be indemnified against certain liabilities, including payroll taxes. During the year ended June 30, 2000, the Company recorded an allowance for the remaining outstanding amount.

     Casino Calypsso
     ---------------

     During the year ended June 30, 1999, the Company opened and closed the Casino Calypsso located in the Hotel Calypsso in Salinas, Ecuador. Due to unfavorable financial and political conditions the Company elected to close the casino.

     Pelican Casino
     --------------

     During the year ended June 30, 2000, the Company closed the Pelican Casino located on the island of St. Maarten in the Dutch Netherlands Antilles. On December 30, 1999, the Company sold all of its stock in Global Pelican N.V., a wholly owned subsidiary. In October 1999, the Pelican Casino suffered substantial damage, from a natural disaster, to the second floor of the casino that housed all of the accounting records. Management believes that substantially all of the accounting records were either lost or destroyed. Since no records were available to be audited for the period from July 1, 1999 through December 30, 1999, the Company utilized the audited numbers from the year ended June 30, 1999, to calculate the $798,000 gain on the sale of this subsidiary. The Company reported an unaudited net loss for the period July 1, 1999 through December 30, 1999 of approximately $343,000 on its second quarter Form 10-QSB. This unaudited net loss would have increased the gain on the sale of this subsidiary. Management believes that it is a more conservative presentation to reflect the gain on the sale of subsidiary utilizing the audited financial information from June 30, 1999.

3.   NOTES RECEIVABLE

     At June 30, 2000, notes receivable consist of the following (in thousands):


     6.5% note receivable, monthly interest
     and principal payments of $6,569 until
     December 2002, at which time the unpaid
     balance is due.  The note is collateralized
     by a deed of trust on real property,
     fixtures, and improvements.                         $      182

     Non-interest bearing note, originally due
     December 1995, in default, collateralized
     by 20,000 shares of the Company's common
     stock owned by this individual                             200

     10% note receivable, interest and principal
     payments of $800 due monthly, unpaid
     principal and interest due December 1, 2001,
     in default                                                  21
                                                          ----------
                                                                403
     Allowance for doubtful collections                        (221)
                                                          ----------
                                                                182
     Less current portion                                       (69)
                                                          ----------
                                                         $       113
                                                          ==========

     The allowance for doubtful collections is maintained at amounts estimated necessary to cover losses on receivables based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the years ended June 30, 2000 and 1999, the Company increased the allowance for doubtful collections by $26,000 and $37,000, respectively.

     Interest income relating to the notes receivable was approximately $15,000 and $18,000 for the years ended June 30, 2000 and 1999, respectively.

4.   LONG-TERM DEBT

     At June 30, 2000, long-term debt consists of the following (in thousands):


     Related parties:
     ---------------
     Unsecured obligations to related parties,
     bearing interest at 8% to 12%, due on
     demand, convertible in whole or in part
     to common stock at the option of the holder
     at any time at a conversion price of $5.00
     per share.                                          $      727

     Debt in Default:
     ---------------

     Unsecured loans, interest at 10% to 15%,
     in default                                                 100

     Mortgage payable to a third party,
     collateralized by real estate, interest at
     10%, in default                                             35

     Secured convertible note, collateralized by
     the Company's equity in certain Casinos USA
     property, interest at 7%, in default.  The
     note is convertible in whole or in part to
     common stock at the option of the holder at
     any time prior to the note's maturity at a
     conversion price of $10.00 per share.                      501

     Unsecured convertible notes, in default,
     default interest at 12%. Notes are convertible
     in whole or in part, at the option of the
     holder, to common stock at a conversion price
     of $5.00 per share.  Upon the effective date
     of a registration statement registering the
     underlying shares of common stock, notes will
     automatically convert.                                     136

     Secured notes, collateralized by certain
     gaming equipment, interest at 12%, in
     default                                                     86

     Other Debt:
     ----------

     Mortgage payable to third party,
     collateralized by real estate, interest
     at 7%, monthly payments of $5,210 plus
     annual payments of 37.5% of available Bull
     Durham net cash flow, as defined, due in 2004.             742

     Mortgages payable to third parties,
     collateralized by real estate, interest at
     9.2%, monthly payments of $9,288 plus annual
     payments of 12.5% of available Bull Durham
     net cash flow, as defined, due in 2004.                  1,102

     Unsecured loans, interest at 10% to 15%, due
     on demand                                                  181

     Unsecured obligations, non-interest bearing,
     annual payments of 50% of available Bull
     Durham net cash flow, as defined, due in 2004               55

     Mortgages payable to third parties,
     collateralized by real estate, interest at 7%,
     monthly payments of $2,119, due in 2004                    306

     Secured notes, collateralized by real estate
     pledged by a related party, interest ranging
     from 2% to 3% over The Wall Street Journal
     prime rate, monthly payments of $12,951,
     due through 2001                                           192

     Secured notes, interest ranging from 10.75%
     to 28.78%, monthly payments of $8,326,
     collateralized by certain gaming equipment,
     due through 2003.  A note with a principal
     balance of $8,043 is personally guaranteed
     by a related party.                                        337

     Unsecured notes to Class B preferred
     shareholder, bearing interest at 8%, principal
     due September 2004                                         336
                                                          ----------
                                                              4,836

     Less current portion of long-term debt                  (2,032)
     Less debt in default                                      (858)
     Less related party                                        (727)
                                                          ----------

                                                         $     1,219
                                                          ==========


     Scheduled maturities of long-term debt for the years ending June 30 are as follows (in thousands)


     2001          $   2,032
     2002                406
     2003                 62
     2004              2,336
                   ---------
     Total         $   4,836
                   =========


     During the year ended June 30, 2000, a non-interest bearing note payable with a principal balance of $73,424 was extinguished when a cash payments in the amount of $52,858 was paid, resulting in an extraordinary gain of $20,566.

5.   STOCKHOLDERS' EQUITY

     Class B Preferred Stock
     -----------------------

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

     The Company has the option, but not the obligation, to redeem all or any portion of the Class B preferred stock at a redemption price of $10.00 per share. However, if certain minimum periodic preferred stock redemptions do not occur, the conversion price changes from $10.00 per share to the current market price, as defined. Holders of the Class B preferred stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 2000, the Company redeemed 51,757 shares of Class B preferred stock and paid $218,971 in dividends. For the year ended June 30, 1999, the Company redeemed 47,849 shares of Class B preferred stock and paid $240,072 in dividends. Included in accrued expenses at June 30, 2000 is $8,041 of accrued dividends.

     Class C Preferred Stock
     -----------------------

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

     In January 1999, principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock. Included in the conversion were $258,870 and $46,395 in principal and accrued interest, respectively, owed to related parties. Accrued expenses at June 30, 2000 include $59,565 in accrued dividends of which $35,661 is due to related parties.

     In September 1999, the Company entered into an agreement with the holders of the Class C preferred stock that in the event of certain transactions, the holders have the option to put the shares to the Company for redemption.

     Common Stock
     ------------

     During the year ended June 30, 1999, 12,500 shares of Class A preferred stock were converted to 2,222 shares of common stock. In addition, $124,097 of principal and accrued interest was converted to 39,619 shares of common stock, at a gain of $37,549.

     Mandatory Redeemable Convertible Preferred Stock
     ------------------------------------------------

     During the year ended June 30, 1999, the Company redeemed some of its Class A mandatory redeemable convertible preferred stock when $3,500 being converted to 175 shares of common stock, and $30,00 being redeemed for $18,500, which resulted in an extraordinary gain of $11,500.

     Warrants
     --------

     During 1998, the Company issued 50,000 warrants to purchase common stock exercisable at $2.50 per share as a loan fee in conjunction with the issuance of a $50,000 note. These warrants expired July 2000. The Company also issued 15,000 warrants to purchase common stock exercisable at $3.00 per share in conjunction with the issuance of a $150,000 note. These warrants expired June 2000.

     In October 1995, Casinos USA filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1997, the Court approved the Company's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered. In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders to purchase from Casinos USA an amount of common stock so that, immediately after exercise, the warrant holders would own 80% of the common stock. The warrants are exercisable at any time through the earlier of January 17, 2004, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of Casino U.S.A.'s assets, or a merger, recapitalization, refinance, or other restructuring (a "capital event"). The warrant holders are entitled to call a vote as to whether any capital event should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 2000.

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

     Options
     -------

     A total of 190,000 options were issued to two companies during 1998 in conjunction with services rendered. The options expire at various times through December 2001, and are exercisable at prices ranging from $2.50 to $4.25.

6.   GLOBAL INTERNET CORPORATION

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

     On December 31, 1998, the Company converted all of its FEI Class B preferred stock to common stock and recognized a gain of $110,750 that represented the market price of the common stock at conversion. During the year ended June 30, 2000, the Company sold the remaining shares of FEI at a realized gain of $172,154.

7.   SUBSEQUENT EVENTS

     Tollgate Saloon & Casino
     ------------------------

     On July 31, 2000, the Company closed the Tollgate Saloon & Casino in Central City, Colorado. As of June 30, 2000, the Company accrued additional liabilities of $117,479 representing the remaining liabilities on the leases and other accounts payable that arose subsequent to June 30, 2000.

8.   COMMITMENTS AND CONTINGENCIES

     Leases and rental operations
     ----------------------------

     ABS leases from unrelated third parties two separate buildings that have been configured and maintained for use as bingo halls. One lease expires in August 2001, with the option to extend the lease for two additional three-year periods. The lease payments are based on the Anchorage consumer price index. The other lease expired in December 1999. Monthly rent payments increased from $10,000 to $14,555 over the remaining term of the lease, with rent expense being recognized on a straight-line basis.

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

     The Company leases from the holder of its Class B preferred stock its ABS office and warehouse facilities under a noncancellable operating lease which expires July 2004. The Company has options to extend the lease for two additional one-year periods; lease payments are subject to increase based on the Anchorage consumer price index. Through June 30, 2000, the Company also utilized a computer system for $1,000 per month.

     The Company leased corporate office space under a noncancelable operating lease which expired in September 1999.

     Future minimum lease payments for the years ending June 30, are as follows (in thousands):


                Office      Bingo Halls   Total
                ------      -----------   -----
      2001      $      60   $      222    $      282
      2002             60          222           282
      2003             60          222           282
      2004             60          222           282
      2005              5           37            42
                  -------    ---------      --------
                $     245   $      925    $    1,170
                 ========    =========      ========


     Rent expense for the years ended June 30, 2000 and 1999, was approximately $534,000 and $751,000, respectively.

     Securities and Exchange Commission
     ----------------------------------

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

     Litigation
     ----------

     During 1999, the State of Alaska, on behalf of various non-profit organizations involved in charitable gaming that include organizations that lease the bingo halls from ABS, brought a lawsuit against the previous sole shareholder of ABS. The State alleges that the previous shareholder improperly influenced the non-profit organizations involved in charitable gaming to execute leases with ABS that had unreasonably high rates. The court is asked to declare the operations of the two bingo halls leased by ABS illegal, to terminate the leases, and seize the fixtures, furnishings, and moveable property used at these locations, and order the premises closed for no less than one year. The suit names ABS as a defendant in the lawsuit to the extent of allegations of misconduct by the previous shareholder during the period when he owned ABS. The defendants deny any wrongdoing and are defending the litigation vigorously. The lawsuit is in the discovery phase, and legal counsel is unable to express an opinion as to the potential outcome. The stock purchase and sale agreement of ABS contains a clause indemnifying Global Alaska against any liability and reasonable attorney's fees associated with defending the Company. During the year ended June 30, 2000, the Company was dismissed from this lawsuit.

     The Company entered into a lawsuit in 1999 with the mortgage holders of the land and building in Deadwood, South Dakota against a former director of the Company. The Company believed that it acquired the property in its acquisition of Woodbine Corporation from the former director and others in 1993, and consequently made payments in the total amount of $117,676 towards the assumed mortgage. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of the property, but rather the former director held the property under an installment land sale contract. The former director has been joined in the litigation as the result of his refusal to transfer his interest in the installment land sale contract to the Company. The Company has entered into an agreement with the mortgage holders to receive $200,000 from the sale of the property subsequent to foreclosure. In conjunction with the lawsuit, the land, building, and improvements were classified as property rights held for sale, and the Company, as of June 30, 2000, has impaired the entire amount to reduce the carrying value of the property rights to estimated net realizable value.

9.   INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets at June 30, 2000 are comprised mainly of net operating loss carryforwards of approximately $2,078,000. The valuation allowance was increased by approximately $101,000 during 2000 to reserve the deferred tax assets in their entirety.

     The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:


                                             2000        1999
                                             ----        ----

     Statutory federal income tax rate          34%        34%
     Effect of net operating loss not
       utilized                                (34)       (34)
                                             ------     ------
                                                - %        - %
                                             ======     ======


     At June 30, 2000, the Company had net operating loss carryforwards of approximately $6,114,000 available to reduce future taxable income. The net operating loss carryforwards expire in the years ending June 30 as follows (in thousands):


     2009             $   2,388
     2010                 1,217
     2011                   518
     2012                   790
     2013                   904
     2014                   297
                      ---------
                      $   6,114
                      =========

     When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carryforwards in the years following the change in ownership. Therefore, it is possible that the Company's utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership. No determination has been made as of June 30, 2000, as to what implications, if any, there will be in the net operating loss carryforwards of the Company.

10.  STOCK INCENTIVE PLAN

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


                               Stock Incentive     Directors     Total
                              ----------------     ---------     -----
     Outstanding at June
           30, 1998                      35              35        70
           Granted                       28               -        28
           Exercised                      -               -         -
           Forfeited                    (15)            (35)        -
                                 -----------       ---------   -------
     Outstanding at June
           30, 1999                      48               -        98
                                 ===========       =========   =======
           Granted                        -               -         -
           Exercised                      -               -         -
           Forfeited                      -               -         -
                                 -----------       ---------   -------
     Outstanding at June
           30, 2000                      48               -        98
                                 ===========       =========   =======


     The weighted average exercise price for the Stock Incentive Plan during the years ended June 30, 2000 and 1999 was $2.55.

     The following pro forma net loss and earnings per share for 2000 and 1999 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:


                                            2000       1999
                                            ----       ----

     Loss- reported (in thousands)      $  (1,095)  $    (589)
     Loss- pro forma (in thousands)     $  ( 1,095) $    (711)

     Loss per share - reported          $   (0.71)  $   (0.39)
     Loss per share - pro forma         $   (0.71)  $   (0.45)


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


                                        Bingo   Bingo Hall
                              Casino  Products      Leasing     Other        Total
                              ------  --------    ------        -----        -----
            2000
     Revenue                $ 3,761   $ 2,937    $     674   $       -    $   7,372
     Interest revenue             1         3            -          19           23
     Interest expense           227        25            -         185          437
     Depreciation and
       amortization             383       426            -          55          864
     Impairment loss            447         -            -         200          647
     (Gain)/loss on
        investment in
        subsidiary             (798)        -            -           -         (798)
     Realized and
       unrealized gains
       and (losses)            (213)        -            -         356          143
     Extraordinary items          -         -            -          21           21
     Net income (loss)          (16)       19          241      (1,079)        (835)
     Identifiable assets      5,152     3,632            -         502        9,286
     Capital
        expenditures            491         2            -           4          497

            1999
     Revenue                $ 5,350   $ 2,904    $     708   $     108    $   9,070
     Interest revenue             1         1            -          34           36
     Interest expense           231        31            -         232          493
     Depreciation and
        amortization            469       326            -          57          852
     Restructuring
        (gains)/losses         (663)      186            -         744          267
     Realized and
        unrealized gains
        and (losses)              -         -            -         490          490
     Extraordinary items          -         -            -          84           84
     Net income (loss)          108      (318)         318        (430)        (323)
     Identifiable assets      5,273     4,142            -       2,078       11,493
     Capital
        expenditures            474        39            -           7          520


     The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 2000 and 1999 (in thousands):

                                    Foreign**    Domestic       Total
           2000
     Revenue                       $       -   $   8,183    $  8,183
     Net income (loss)                     -        (835)       (835)
     Identifiable assets                   -      11,493      11,493

           1999
     Revenue                       $   2,631   $   6,494    $  9,125
     Net loss                             88        (411)       (323)
     Identifiable assets                 228      11,265      11,493

     **Foreign operations include Aruba and St. Maarten.


12.  401(k) SAVING AND PROFIT SHARING PLAN

     On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for the employees of the Bull Durham Casino and Alaska Bingo Supply that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions.
     The Company matches an amount equal to 100% of each participant's contribution to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2000 and 1999 were $14,132 and $21,761, respectively.

13.  RELATED PARTY TRANSACTIONS

     In addition to the related party transactions discussed in Notes 2, 4, 5, 8 and 10 the following related party transactions occurred during the year ended June 30, 2000. The Company assigned an account receivable in the amount of $43,766 and a note receivable in the amount of $80,000 and $530,872 of marketable trading securities to a related party to reduce principal and accrued interest of notes payable to the related party. No gain or loss was recognized on these transactions as the fair market value of the accounts receivable, the note receivable and the marketable trading securities approximated the fair market value of the note payable. During the years ended June 30, 2000 and 1999, the Company incurred approximately $55,000 and $62,000, respectively, in legal fees from a related party.

                                        PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

     The name, position with the Company, age of each Director and executive officer of the Company is as follows:


          Name           Age           Position   Director/Officer Since
          ----           ---           --------   ----------------------

     Stephen G.
       Calandrella       39      President & Director      1993
     Clifford C.
        Thygesen         64            Director            1996
     Clifford L.
         Neuman          52            Director            1997
     Eric Hartsough      55       Vice President of        1999
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

     Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Neuman & Drennen, LLC, with offices located in Boulder and Denver, Colorado. Mr. Neuman also serves on the Board of Directors of iRV, Inc. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.

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

     During the fiscal year ended June 30, 2000, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Outside Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. During fiscal 2000, Messrs. Thygesen and Neuman didn't receive any compensation for their services. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years.
These fees and options were not paid or granted during fiscal 2000. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

     During fiscal 2000, the Company had standing Audit and Compensation
Committees of the Board of Directors. The members of the Audit Committee were Clifford C. Thygesen and Clifford L. Neuman. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2000, the Audit Committee held one (1) meeting which was attended by all of its members. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's
Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

     During fiscal 2000, the Compensation Committee consisted of Clifford C.
Thygesen and Clifford L. Neuman. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2000, the Compensation Committee held one (1) meeting which was attended by all of its members. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Incentive Stock Option Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

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

Indemnification and Limitation on Liability of Directors
--------------------------------------------------------

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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



                                            TABLE 1
                                  SUMMARY COMPENSATION TABLE
                                                                                      Long Term Compensation
                                                                               ----------------------------------
                                           Annual Compensation(1)                  Awards            Payouts
                                         --------------------------            ----------------    ------------
                                                               Other                                                  All
                                                              Annual        Restricted                               Other
Name and                                                      Compen-          Stock                  LTIP          Compen-
Principal                    Year       Salary     Bonus      sation         Award(s)     Options/   Payouts         sation
Position                     Year         ($)       ($)       ($)(1)            ($)         SARs        ($)            ($)
---------------             -------    --------    -----     ---------      -----------   --------   ------         ------

Stephen G. Calandrella,
  President and Director      2000     $72,000      $-0-        -0-           -0-            -0-      -0-            -0-

                              1999     $72,000      $-0-        -0-           -0-            -0-      -0-            -0-

                              1998     $48,000      $-0-        -0-           -0-          $10,000(2)  -0-           -0-

------------------------------

(1) All executive officers of the Company, except Mr. Calandrella, participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2) Effective June 30, 1999, Mr. Calandrella voluntarily surrendered for cancellation all of his outstanding options due to their lack of value.

Employment Arrangements
-----------------------

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

Company Stock Incentive Plans
-----------------------------

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

     An aggregate of 150,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Plan. As of June 30, 2000 options to purchase 48,500 shares of Common Stock were issued and outstanding with a weighted average exercise price of $2.55 per share, and an additional 101,500 shares were available for future option grants.

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

                                             TABLE 3

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                  AND FY-END OPTION/SAR VALUES
                      ----------------------------------------------------
                                                                                    Value of
                                                                 Number of        Unexercised
                                                                Unexercised       In-the-Money
                                                                Options/SARs      Options/SARs
                                                               at FY-End (#)      at FY-End ($)(2)(3)

                     Shares Acquired         Value Realized       Exercisable        Exercisable/
Name                  on Exercise (#)             ($)(1)       (Unexercisable)      Unexercisable
----------------     ---------------         --------------    ------------------  --------------

Stephen G. Calandrella             -0-                    $0.00                    -0-N/A

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 1, 2000 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


Title            Name & Address                Shares Beneficially Owned
of Class         of Beneficial Owner             Number    Percent(1)
--------         -------------------           -------------------------
Common           Stephen G. Calandrella(2)
Stock            7210 Antelope Lane
                 Colorado Springs, Colorado
                      80920                      21,680             1%

  "              Clifford C. Thygesen(2)
                 4893 Idylwild Trail
                 Boulder, Colorado 80301          1,500            nil

  "              Clifford L. Neuman
                 1507 Pine Street
                 Boulder, Colorado 80302         30,000            2%

   "             The Rockies Fund, Inc.(3)
                 5373 North Union Boulevard
                 Suite 100
                 Colorado Springs, Colorado
                      80918                      339,065           18%

    "            All Officers and Directors
                 as a Group (4 Persons)          83,180            4%

-----------------------------------

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

(3) Includes 17,680 shares of Common Stock, 291,667 shares of Series C Preferred Stock and $35,661 in accrued and unpaid dividends on the Series C Preferred Stock, which dividends are convertible into an additional 29,718 shares of Common Stock.


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

     The Company has had several transactions with The Rockies Fund, Inc., a business development company, for which Mr. Calandrella serves as President, director and principal shareholder, and on which Clifford Thygesen, a director of the Company, also serves as a member of the Board of Directors. At June 30, 2000, the Company had notes payable to Rockies Fund, Inc. totalling $32,000.

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

     During fiscal 2000, The Rockies Fund, Inc. made additional loans to the Company totaling $560,596. Additionally, during fiscal 2000, the Company assigned an account receivable in the amount of $43,766 and a note receivable in the amount of $80,000 and transferred marketable trading securities in the amount of $530,872 to The Rockies Fund, Inc. to reduce the principal and accrued interest on certain notes. No gain or loss was recorded as the fair market value of the account and notes receivable and the marketable trading securities approximated the fair market value of the note payable. At June 30, 2000, the net outstanding balance of principal and interest due to The Rockies Fund, Inc. from all transactions was $32,000.

     During fiscal 1999, The Rockies Fund, Inc. hypothecated a parcel of undeveloped commercial real property located in Colorado Springs, Colorado in order to secure the repayment of a loan obtained by the Company from Peak National Bank, the proceeds of which were used to complete the Bull Durham expansion. At June 30, 2000, a balance of $192,000 remained outstanding and unpaid under the loan from Peak National Bank.

     During 1999, Mr. Calandrella personally guaranteed an equipment lease for the Bull Durham in the principal amount of approximately $9,800.

     During fiscal 1998, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $80,000 in outstanding and unpaid fees for services into 20,000 shares of common stock, at a conversion value of $4.00 per share and 20,000 warrants exercisable at $5.00 per share. Mr. Neuman has voluntarily surrendered the warrants to the Company for cancellation due to their lack of value. At June 30, 2000, the Company owed Mr. Neuman's firm a total of $96,000 in accrued and unpaid legal fees.

                                         PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.      Title

*          1.0        Articles of Amendment to the Articles of Incorporation
                      dated June 22, 1994
*          3.1        Amended and Restated Articles of Incorporation
*          3.2        Bylaws
*          3.3        Certificate of Designations, Preferences, and Rights of
                      Series A Convertible Preferred Stock
*****      3.4        Certificate of Designations, Preferences, and Rights of
                      Series B Convertible Preferred Stock
*****      3.5        Certificate of Designations, Preferences, and Rights of
                      Series C Convertible Preferred Stock
*****      3.6        Agreement Respecting Rights of Holders of Series C
                      Convertible Preferred Stock
*          4.1        Specimen Certificate of Common Stock
*          4.2        Specimen Class A Common Stock Purchase Warrant
*          4.3        Specimen Class B Common Stock Purchase Warrant
*          4.4        Specimen Class C Common Stock Purchase Warrant
*          4.5        Warrant Agreement
*          5.0        Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*          10.1       Selling Agent Agreement
*          10.2       The Casino-Global Venture I Joint Venture Agreement
*          10.3       Assignment of Casino-Global Joint Venture Agreement dated
                      January 31, 1994
*          10.4       Nonresidential Lease Agreement between Russian-Turkish
                      Joint Venture Partnership with Hotel Lazurnaya and Global
                      Casino Group, Inc. dated September 22, 1993
*          10.5       Contract by and between Aztec-Talas-Four Star, Inc. and
                      Global Casinos Group, Inc. dated April 12, 1993, and
                      Addendum to Agreement by and between Aztec-Talas-Four
                      Star, Inc., Global Casinos Group, Inc. and Restaurant
                      "Naryn" dated June 29, 1993.
*          10.6       Agreement and Plan of Reorganization among Silver State
                      Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro
                      Chemical Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K,
                      dated September 20, 1993
*          10.7       Agreement and Plan of Reorganization among Casinos U.S.A.,
                      Lincoln Corporation, Woodbine Corporation and Morgro
                      Chemical Company, dated October 15, 1993, incorporated by
                      reference from the Company's Current Report on Form 8-K,
                      dated November 19, 1993
*          10.8       Stock Pooling and Voting Agreement, incorporated by
                      reference from the Company's Current Report on Form 8-K,
                      dated November 19, 1993
*          10.9       Employment Agreement, dated September 28, 1993, between
                      Morgro Chemical Company and Nathan Katz, incorporated by
                      reference from the Company's Current Report on Form 8-K,
                      dated November 19, 1993
*          10.10      Employment Agreement, dated October 15, 1993, between
                      Morgro Chemical Company and William P. Martindale,
                      incorporated by reference from the Company's Current
                      Report on Form 8-K, dated November 19, 1993
*          10.11      Asset Acquisition Agreement by and among Global Casinos,
                      Inc., Morgro, Inc. and MDO, L.L.C., dated as of February
                      18, 1994, incorporated by reference from the Company's
                      Current Report on Form 8-K, dated February 18, 1994
*          10.12      Stock Purchase Agreement, dated March 25, 1994,
                      incorporated by reference from the Company's Current
                      Report on Form 8-K, dated April 29, 1994
*          10.13      Articles of Incorporation of BPJ Holding N.V.,
                      incorporated by reference from the Company's Current
                      Report on Form 8-K, dated April 29, 1994
*          10.14      Aruba Caribbean Resort and Casino Lease Agreement, dated
                      January 18, 1993, incorporated by reference from the
                      Company's Current Report on Form 8-K, dated April 29, 1994
*          10.15      Aruba Gaming Permit issued to Dutch Hotel and Casino
                      Development Corporation, incorporated by reference from
                      the Company's Current Report on Form 8-K, dated April 29,
                      1994
*          10.16      Letter Agreement between Astraea Investment Management,
                      L.P. and Global Casinos, Inc. dated May 11, 1994
*          10.17      Guaranty from Global Casinos, Inc. to Astraea Investment
                      Management, L.P. dated May 19, 1994
*          10.18      Secured Convertible Promissory Note in favor of Global
                      Casinos, Inc. from Astraea Investment Management, L.P.
                      dated May 19, 1994
*          10.19      Registration Rights Agreement between Global Casinos, Inc.
                      and Astraea Investment Management, L.P. dated May 11, 1994
*          10.20      Employment Agreement, dated July 1, 1994 , between Global
                      Casinos, Inc. and Peter Bloomquist
**         10.21      Letter of Agreement, dated September 16, 1994 between
                      Astraea Management Services, L.P., Casinos U.S.A., Inc.
                      and Global Casinos, Inc.
***        10.23      Letter of Agreement dated June 27, 1995, between Global
                      Casinos, Inc., Global Casinos International, Inc., Global
                      Casinos Group, Inc., Broho Holding, N.V., and Kenneth D.
                      Brown individually.
*          10.24      Second Amended Plan of Reorganization of Casinos USA,
                      Inc., and Order Confirming Plan
*          10.25      Warrant Agreement
****       10.26      Stock Purchase and Sale Agreement between Alaska Bingo
                      Supply, Inc., Global Alaska Industries, Inc. and Mark
                      Griffin
*****      10.27      Convertible Promissory Note in the amount of $450,000
                      dated March 31, 1998 in favor of Mark Griffin
****       10.28      General Security Agreement from Global Alaska Industries,
                      Inc. to Mark Griffin
****       10.29      Stock Pledge Agreement from Global Alaska Industries, Inc.
                      to Mark Griffin
*****      10.30      Agreement to Convert Debt dated March 31, 1998 with Mark
                      Griffin
*****      10.31      Tollgate Casino Lease and Option Agreement
*****      10.32      Equipment Lease with Plato Foufas & Co., Inc.
*****      10.33      Employment Agreement of Eric Hartsough
******     10.34      Stock Purchase Agreement dated December 30, 1999 between
                      Arufinance, N.V. and Global Casinos, Inc.
_______________________________

     * Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
     ** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
     *** Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
     **** Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
     ***** Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
     ****** Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.


REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2000.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLOBAL CASINOS, INC.


Date:   October 13, 2000                By:  /s/ Stephen G. Calandrella
     ------------------------                ----------------------------
                                             Stephen G. Calandrella,
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                     DATE


/s/ Stephen G. Calandrella           President,             October 13, 2000
--------------------------         Chief Executive
Stephen G. Calandrella          Officer and Director


/s/ Clifford C. Thygesen              Director              October 13, 2000
--------------------------
Clifford C. Thygesen


/s/ Clifford L. Neuman                Director              October 13, 2000
--------------------------
Clifford L. Neuman