Form 10QSB
period 2000-09-30
GLOBAL CASINOS INC
filed 2000-11-22
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
           For the transition period from             to

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                      87-0340206
-------------------------------             --------------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization)           Identification number

       5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
       ----------------------------------------------------------------
        (Address of Principal Offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (719) 590-4900


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]    No [ X ]

As of November 21, 2000, 1,546,360 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                                     INDEX

PART 1.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets at September 30, 2000 (unaudited) and
               June 30, 2000                                                 4

               Statements of Operations for the Three Months Ended September
               30, 2000 (unaudited) and September 30, 1999 (unaudited)       7

               Statements of Cash Flows for the Three Months Ended September
               30, 2000 (unaudited) and September 30, 1999 (unaudited)       9

               Notes to Unaudited Financial Statements                      11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          15

PART II.  OTHER INFORMATION                                                 21

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the three-month periods ended September 30, 2000 and 1999 and its cash flows for the three-month periods ended September 30, 2000 and 1999. The Company's balance sheet as of June 30, 2000 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                               September 30,    June 30,
                                                   2000           2000
                                               -------------     -------
                                               (unaudited)
       ASSETS

Current assets:
  Cash and cash equivalents                     $       228   $        174
     Trade receivables, net of allowance
       for doubtful accounts of $89                     256            265
  Inventory                                             227            285
  Current portion of notes receivable                    75             69
  Marketable trading securities                         905            800
  Other                                                 107            107
                                                ------------  -------------

       Total current assets                           1,798          1,700

Land, building and improvements and equipment:
  Land                                                  518            518
  Building and improvements                           4,072          4,072
  Equipment                                           1,422          1,726
                                                      6,012          6,316
  Accumulated depreciation                           (1,806)        (1,965)
                                               -------------  -------------
                                                      4,206          4,351
                                               -------------  -------------

Other assets:
  Leasehold rights and interests and
     contract rights, net of amortization of
     $1,190 and $1,122 at September 30 and
     June 30, 2000                                    1,100          1,168
  Goodwill, net of amortization of $457 and
     $421 at September 30 and June 30, 2000           1,708          1,744
  Hotel credits, net of impairment allowance
     of $284                                            189            189
  Notes receivable, net of current portion,
     including receivables in default and
     allowance for doubtful accounts of $221             91            113
  Other                                                   6             21
                                               -------------  -------------
                                                      3,094          3,235
                                               -------------  -------------
                                               $      9,098   $      9,286
                                               =============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, including $107 and
     $96 to a related party at
     September 30 and June 30, 2000            $        605   $        721
Accrued expenses                                        206            203
  Accrued interest, including $ 10 and $21
     to a related parties at September
     30 and June 30, 2000                               429            414
  Other accrued liabilities                             713            644
  Notes payable                                         236            192
  Current portion of long-term debt:
     Related Parties                                    749            727
     Debt in default                                    858            772
     Other Debt                                         265            432
  Other                                                  40             40
                                               -------------   ------------
       Total current liabilities                      4,101          4,145
                                               -------------   ------------

Long-term debt, less current portion                  2,634          2,713
                                               -------------   ------------

Mandatory redeemable, voting, Class C
  preferred stock, 487,171 shares issued
  and outstanding                                       585            585
                                               -------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - convertible: 10,000,000
     shares authorized
     Class A - $2 par value, nonvoting, 96,500
       shares issued and outstanding                    193            193
     Class B - $.01 par value, nonvoting,
       231,001 and 244,572 shares issued
       and outstanding at September 30 and
       June 30, 2000                                      2              2
  Common stock - $.05 par value; 50,000,000
     shares authorized; 1,546,360 shares
     issued and outstanding                              77             77
  Additional paid-in capital                         11,683         11,818
  Accumulated deficit                               (10,177)       (10,247)
                                               -------------   ------------
                                                      1,778          1,843
                                               -------------   ------------

                                                $     9,098   $      9,286
                                               =============  =============


                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                                (In Thousands)


                                                   2000           1999
                                                   ----           ----
Revenues:
  Casino                                       $        689   $      1,154
  Bingo                                                 666            930
  Food and beverage                                      71             32
  Other                                                  11             34
                                                ------------   ------------
                                                      1,437          2,150
                                                ------------   ------------
Expenses:
  Cost of sales                                         402            524
  Operating, general, and administrative                781          1,494
  Depreciation and amortization                         193            247
                                                ------------   ------------
                                                      1,376          2,265
                                                ------------   ------------
Income (loss) from operations                            61           (115)
                                                ------------   ------------
Other income (expense):
  Interest income                                         3             13
  Interest expense, including $12 and $13
     to related parties at September 30,
     2000 and 1999                                     (120)          (125)
  Gain on disposal of asset                                              -
Realized gain on sale of marketable
     securities                                         127            121
  Adjustment to market value of marketable
     securities                                          52           (129)
                                                ------------   ------------
                                                         68           (120)
                                                ------------   ------------
Income (loss) before extraordinary item                 129           (235)
Extraordinary item - gain from restructuring
     of debt                                              -             57
                                                ------------   ------------

Net income (loss)                                       129           (178)
Dividends on Class B and C preferred stock              (59)           (72)
                                                ------------   ------------

Net income (loss) available to common
  stockholders                                  $        70   $       (250)
                                                ============  =============

Earnings (loss) per common share -
  basic and diluted:
  Income (loss) before extraordinary item       $      0.04   $      (0.19)
  Extraordinary item                                      -           0.03
                                                ------------   ------------
  Net income (loss) available to common
     stockholders                               $      0.04   $      (0.16)
                                                ============   ============

  Weighted average shares outstanding             1,546,360      1,546,360
                                                ============   ============


                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (Unaudited)
                                (In Thousands)


                                                   2000           1999
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
     activities                                 $       213   $         35
                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   -            (59)
  Collections on note receivable                         17             47
  Issuance of note receivable and other                  15            (75)
  Purchases of marketable trading securities           (395)          (205)
  Sales of marketable trading securities                469            399
                                                ------------   ------------
     Net cash provided by investing activities          106            107

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt                 (205)          (355)
  Issuances of long-term debt                           123            343
  Redemption of Class B preferred stock                (135)          (125)
  Payment of dividends on Class B preferred
     stock                                              (48)           (50)
                                                ------------   ------------
     Net cash used in financing activities             (265)          (187)
                                                ------------   ------------
Net decrease in cash                                     54            (45)
Cash at beginning of year                               174            505
                                                ------------   ------------
Cash at end of year                             $       228   $        460
                                                ============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $        91   $         75

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Note receivables in payment of debt           $         -   $        124
  Fixed assets acquired through debt            $         -   $        457
  Dividends accrued on Class B and Class C
     preferred stock                            $        10   $         23


                            See accompanying notes.

                      GLOBAL CASINOS, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)

1.   ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements for the three months ended September 30, 2000 and 1999 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     At September 30, 2000, and for the three months ended September 30, 2000 and 1999, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

          GLOBAL CENTRAL, INC., a Colorado corporation, which owns and operates the Tollgate Saloon & Casino ("Tollgate), located in the limited stakes gaming district of Central City, Colorado. See Note 2.

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

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

2.   TOLLGATE SALOON & CASINO

     In August 1999, the Company entered into a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease was 24 months with monthly rent of $6,000. The Company had the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000.

     On August 1, 2000, the Company ceased operating the Tollgate Saloon & Casino and transferred essentially all of the assets and liabilities to the Bull Durham Saloon & Casino.

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

     The Company's operating history of losses has resulted in an average market price per common share that is substantially lower than the conversion prices on the existing convertible preferred stock, stock options, stock warrants, and convertible promissory notes of $1.00 to $5.00 per share. As a result of this situation, any issuance of additional common stock could result in a reduction of total common shares outstanding that would have the effect of increasing the income per share on a diluted basis.

     Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months ended September 30, 2000 and 1999, as the impact of the potential common shares would be to either increase the income per share or decrease the loss per share. Therefore, diluted income or loss per share is equivalent to basic loss per share.

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


     Following is a tabulation of business segment information for the nine months ended September 30, 2000 and 1999 (in thousands):

                              Bingo     Bingo Hall
                    Casino    Products   Leasing       Other     Total
                    ------    --------  ---------      -----     -----

     2000
     ----
Revenue        $    764       $    538  $    129       $    6    $  1,437
Interest revenue                                            3           3
Interest expense     81              7                     32         120
Depreciation and
  amortization       66            113                     14         193
Realized and
  unrealized gains                                        180         180

Net income (loss)   152            (51)       58          (31)        128
Identifiable
  assets          5,169          3,501                    428       9,098
Capital
  expenditures


                              Bingo     Bingo Hall
                    Casino    Products   Leasing       Other     Total
                    ------    --------  ---------      -----     -----

     1999
     ----

Revenue             $  1,216  $   777   $   157                  $  2,150
Interest revenue                    1                      12          13
Interest expense          75        6                      44         125
Depreciation and
  amortization           123      110                      14         247
Realized and
  unrealized gains                                         (8)         (8)
Net income (loss)       (328)      52        58            40        (178)
Identifiable assets    4,585      757                   6,212      11,554
Capital expenditures     511        2                       3         516


     The following table sets forth financial information for the Company's foreign and domestic operations for the nine months ended September 30, 2000 and 1999 (in thousands):

                         Foreign**      Domestic       Total
                         -------        --------       -----
     2000
     ----

Revenue                  $       - $    1,436     $    1,436
Net income (loss)                          70             70
Identifiable assets                     9,098          9,098

     1999
     ----
Revenue                  $     362 $    1,788     $    2,150
Net income (loss)             (233)        56           (177)
Identifiable assets            116     11,437         11,553


** Foreign includes the operations of St. Maarten for the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2000, our consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; the Bull Durham Saloon & Casino in Black Hawk, Colorado; the Tollgate Saloon & Casino in Central City, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Pelican Casino was sold effective December 30, 1999, and the Tollgate Saloon & Casino was closed and ceased operations on August 1, 2000.

Our operations are seasonal. The Bull Durham and Tollgate casinos experience a significant increase in tourists from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received. Consequently, ABS's operations are the strongest from September through April when people do not tend to be outdoors.

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

Tollgate Saloon & Casino
------------------------

The Tollgate was located approximately one mile from Bull Durham in the historic mining town of Central City. In August 1999, the Company entered into a lease and option agreement to lease the Tollgate for a term of 24 months with the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. The Tollgate consists of 19,233 square feet on three levels in a restored historic commercial building. The casino operates with four black jack tables, 121 slot machines, and employs approximately 16 full-time employees. The Company ceased operations at the Tollgate effective August 1, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

We recognized net income of $70,000 for the three months ended September 30, 2000, an increase of $320,000 compared to a net loss of $250,000 for the same period in 1999. Net income available to common stockholders was $129,000 for the three months ended September 30, 2000, compared to a net loss of $178,000 for the same period in 1999. Our net income was primarily the result of trading profits recognized from the sale of a portion of our marketable trading securities. We continue to experience losses from operations.

The results of operations for the three months ended September 30, 2000 were comprised of Bull Durham, Tollgate, (through July 31, 2000, the date the Tollgate ceased operations), and Alaska Bingo Supply. The period in 1999 was comprised of Bull Durham, Pelican Casino, Alaska Bingo Supply, and Destination Marketing.

Revenues
--------

Our revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the three months ended September 30, 2000 were $1,437,000 compared to $2,150,000 for the 1999 period, a decrease of $713,000 or 33%. Of this decrease, approximately $381,000 resulted from revenues that were generated by the Pelican Casino during the three months ended September 30, 1999. The Pelican Casino was sold in December 1999.

Bull Durham's revenues decreased $66,000 to $667,000 for the three months ended September 30, 2000 compared to $733,000 for the same period in 1999. The decrease is largely due to increased competition experienced by Bull Durham from larger, better- capitalized casinos. Tollgate's revenues for the period July 1, 2000 through July 31, 2000, amounted to $98,000. We believe that with the fierce competition that we face from larger, better-capitalized entities, we will continue to experience decreases in operating revenues. We are evaluating new marketing programs that may result in an increase in revenues; however, we cannot make any guarantees that any new marketing program will be successful.

Alaska Bingo's revenues decreased $266,000 to $667,000 for the three months ended September 30, 2000 compared to $934,000 for the period in 1999, or a decrease of 28%. The decrease is primarily related to increased competition in our marketplace and the fact that we had one fewer bingo hall under rent during the period ended September 30, 2000. We believe that in the near term our profit margins will be less than we have been able to achieve historically, as we are committed to maintain our market share.

Expenses
--------

Cost of sales decreased $122,000 to $402,000 for the three months ended September 30, 2000 compared to $542,000 for the same period in 1999. The decrease results and corresponds with our decreased revenues. Approximately 72% of our cost of sales are incurred by Alaska Bingo, with the remaining percentage of 28% consists of food and beverage cost. Alaska Bingo's gross profit was approximately 57% for the three-month period ended September 30, 2000 compared to a gross profit of 44% in 1999. We realized a higher gross profit during the three months ended September 30, 2000, primarily as the result of better inventory management.

Operating, general, and administrative expenses decreased $713,000 to $781,000 for the three months ended September 30, 2000 compared to $1,494,000 for the same period in 1999. The decrease is primarily due to costs incurred by Global Pelican and Tollgate Saloon & Casino during the three months ended September 30, 1999. We continue to monitor our general and administrative expenses given the fact that our operating units consist only of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating personnel cuts and other operating efficiencies; however, we can make no assurances that we will be successful in these endeavors.

Depreciation and amortization costs increased $54,000 to $193,000 for the three months ended September 30, 2000 compared to $247,000 for 1999. The decrease is due largely to the sale of the Pelican Casino and the closing of the Tollgate Saloon & Casino.

Other income, net of expenses, increased $188,000 to $68,000 for the three months ended September 30, 2000 from a loss of $120,000 for the same period in 1999. We recorded recognized gains and unrealized gains on marketable trading securities in the amount of $179,000 for the three months ended September 30, 2000, compared to a loss of $8,000 for the same period in 1999. We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realized gains from these temporary investments, it could have a material adverse impact on our financial condition. Interest expense remained relatively constant for the three months ended September 30, 2000 compared to the same period in 1999.

We recognized an extraordinary item of $57,000 for the three months ended September 30, 1999 related to gains from debt restructuring and extinguishments. We were unable to renegotiate any significant debt during the three months ended September 30, 2000; however we continue to pursue such restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, we have depended on funds received through debt and equity financing to address these shortfalls. We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future as there is no legal obligation on these parties parts to provide such loans.

We constantly monitor stock market conditions as we rely on realized gains from our marketable securities to fund our working capital needs. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At September 30, 2000, we had marketable trading securities that totaled approximately $905,000 with a corresponding margin liability of approximately $541,000. Accordingly, should there be a sudden downturn in the stock market, we would most likely experience a significant adverse impact on our financial condition and may be forced to sell a portion of our portfolio at a loss just to cover our margin exposure.

We continue to address debt currently in default by evaluating converting debt to equity, restructuring of amounts due and we attempt to obtain extended payment terms. There can be no assurances, however, that we will be successful in these endeavors. Should we be unsuccessful in these endeavors, it would have a significant impact on our operations. Additionally, we are faced with renewing our gaming license with the Colorado Gaming Commission in the near term. Should we be unsuccessful in obtaining this renewal, it would have a material adverse impact on our operations.

Our working capital deficiency decreased by $142,000 to $(2,303,000) at September 30, 2000, from $(2,445,000) at September 30, 1999. Current assets increased to $1,798,000 at September 30, 2000 from $1,700,000 at September 30, 1999, an increase of 98,000 or 6%. Current liabilities decreased to $4,101,000 at September 30, 2000 from $4,145,000 at September 30, 1999, a decrease of $44,000 or 1%.

During the three months ended September 30, 2000, related parties made working capital loans to us in the amount of $123,000. The loans accrue interest at 8% and 9%. We paid $205,000 toward the principal of the outstanding working capital loans. At September 30, 2000, we owed $749,000 to the related parties. Additionally, at September 30, 2000, we owed debt in the amount of approximately $858,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

Net cash provided by operating activities increased $178,000 to $213,000 for the three months ended September 30, 2000 compared to $35,000 for the same period in 1999. The increase is due largely to the realized gains on our marketable trading securities.

Investing activities provided $106,000 in net cash during the three months ended September 30, 2000, compared to $107,000 provided by investing activities in 1999. Cash flow provided by investing activities resulted from the sales of marketable trading securities during both periods. We did not purchase any significant assets during either period.

Cash flows used in financing activities increased $78,000 to $(265,000) for the three months ended September 30, 2000, compared to ($187,000) in 1999. The decrease is primarily due to our payment of debt during the three months ended September 30, 2000.

On July 7, 1999, our common stock was de-listed from the NASDAQ exchange due to concerns relating to whether the listing of our common stock on the NASDAQ was in the best interest of the public. The de-listing of our common stock could have a material adverse impact on our ability to raise additional equity capital.

We continue our efforts to formulate plans and strategies to address our financial condition and increase profitability. We will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. We are evaluating methods to reduce costs and enhance our operating results. We cannot, however, provide any assurances that we will be successful in these endeavors.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

          None, except as previously disclosed.

     Item 2(a). Changes in Securities

          None, except as previously disclosed.

     Item 3.   Defaults Upon Senior Securities

          None, except as previously disclosed.

     Item 4.   Submission of Matters to a Vote of Security Holders

          None, except as previously disclosed.

     Item 5.   Other Information

          None, except as previously disclosed.

     Item 6(a). Exhibits

          None, except as previously disclosed.

     Item 6(b). Reports on Form 8-K

          Current Report on Form 8-K dated August 1, 2000

               Item 5:  Other Events

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL CASINOS, INC.



Date:     November 22, 2000             By:  /s/ Stephen G. Calandrella
     --------------------------              -----------------------------
                                             Stephen G. Calandrella, President