Form 10QSB
period 2000-12-31
GLOBAL CASINOS INC
filed 2001-02-14
CIK 727346

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                                      OR
          [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
          For the transition period from ___________  to ___________

                        Commission file number 0-15415

                             GLOBAL CASINOS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Utah                                      87-0340206
----------------------------                -------------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization)           Identification number

       5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado  80918
       -----------------------------------------------------------------
        (Address of Principal Offices)                      (Zip Code)

       Registrant's telephone number, including area code:(719) 590-4900


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]

As of January 31, 2001, the Registrant had 1,546,360 shares of its Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [X]

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                              Page

     Consolidated Balance Sheets as of December 31, 2000
          and June 30, 2000                                 4

     Consolidated Statements of Operations for the three
          months ended December 31, 2000 and December 31,
          1999                                              7

     Consolidated Statements of Operations for the six
          months ended December 31, 2000 and December 31,
          1999                                              9

     Consolidated Statements of Cash Flows for the six
          months ended December 31, 2000 and December
          31, 1999                                          11

     Notes to Consolidated Financial Statements             13

Item 2. Management's discussion and analysis of financial condition and results of operations

          Overview                                          16

          Results of Operations                             17

          Liquidity and Capital Resources                   19

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                 20

Item 2.   Changes in Securities                             20

Item 3.   Defaults Upon Senior Securities                   20

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           20

Item 5.   Other Information                                 20

Item 6.   Exhibits and Reports on Form 8-K                  20

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and its results of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and its cash flows for the three-month and six-month periods ended December 31, 2000 and 1999. The Company's balance sheet as of June 30, 2000 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year.
The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of December 31, 2000 and June 30, 2000
                       (in thousands, except share data)

                                       December 31,     June 30,
                                           2000           2000
                                        (unaudited)
                                       -------------    --------

       ASSETS

Current assets:
  Cash and cash equivalents             $     178      $     174
  Cash in escrow                              120              -
  Trade receivables, net of allowance
     for doubtful accounts of $89             197            265
  Inventory                                   282            285
  Current portion of notes receivable          75             69
  Marketable trading securities               180            800
  Other                                        41            107
                                     -------------   ------------
       Total current assets                 1,073          1,700
                                     -------------   ------------

Land, building and improvements
  and equipment:
  Land                                        518            518
  Building and improvements                 4,072          4,072
  Equipment                                 1,422          1,726
                                     -------------   ------------
                                            6,012          6,316
  Accumulated depreciation                 (1,902)        (1,965)
                                     -------------   ------------
                                            4,110          4,351
                                     -------------   ------------

Other assets:
  Leasehold rights and interests
     and contract rights, net of
     amortization of $1,259 and
     $1,122, respectively                   1,031          1,168
  Goodwill, net of amortization of
     $493 and $421, respectively            1,672          1,744
  Hotel credits, net of impairment
     allowance of $284                        189            189
  Notes receivable, net of current
     portion, including receivables
     in default and allowance for
     doubtful accounts of $166                 92            113
  Other                                        75             21
                                     -------------   ------------
                                            3,059          3,235
                                     -------------   ------------

                                        $   8,242      $   9,286
                                     =============   ============

Current liabilities:
  Accounts payable, including $110
     and $96 to a related party at
     December 31 and June 30, 2000      $     593      $     721
  Accrued expense                             195            203
  Accrued interest, including $10
     and $21 to a related parties at
     December 31 and June 30, 2000            463            414
  Other accrued liabilities                   202            644
  Notes payable                               317            192
  Current portion of long-term debt:
     Related Parties                          574            727
     Debt in default                        1,024            772
     Other Debt                               239            432
  Other                                        40             40
                                     -------------   ------------
       Total current liabilities            3,647          4,145

Long-term debt, less current
  portion                                   2,532          2,713
                                     -------------   ------------
Deferred sales proceeds                       195              -
                                     -------------   ------------
Mandatory redeemable, voting,
  Class C preferred stock,
  487,171 shares issued and
  outstanding                                 585            585
                                     -------------   ------------
Stockholders' equity:
  Preferred stock - convertible:
     10,000,000 shares authorized
     Class A - $2 par value,
       nonvoting, 96,500 shares
       issued and outstanding                 193            193
     Class B - $.01 par value,
       nonvoting, 217,112 and
       244,572 shares issued
       and outstanding at
       December 31 and June 30,
       2000                                     2              2
  Common stock - $.05 par value;
     50,000,000 shares authorized;
     1,546,360 shares issued and
     outstanding                               77             77
  Additional paid-in capital               11,544         11,818
  Accumulated deficit                     (10,533)       (10,247)
                                     -------------   ------------
                                            1,283          1,843
                                     -------------   ------------

                                        $   8,242      $   9,286
                                     =============   ============

                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the Three Months ended December 31, 2000 and 1999
                       (in thousands, except share data
                                  (Unaudited)

                                           Three Months Ended
                                       December 31,   December 31,
                                           2000           1999
                                        -----------   ------------

Revenues:
  Casino                                $     526      $   1,038
  Bingo                                       753          1,034
  Food and beverage                            49             32
  Other                                         2             (3)
                                     -------------    ------------
                                            1,330          2,101
Expenses:
  Cost of sales                               416            524
  Operating, general, and
     administrative                           823          1,724
  Depreciation and amortization               200            255
                                     -------------    ------------
                                            1,439          2,503
                                     -------------    ------------
Income (loss) from operations                (109)          (402)
                                     -------------    ------------

Other income (expense):
  Interest income                               3             11
  Interest expense                           (118)          (116)
  Gain on sale of subsidiary                    -          1,136
  Realized gain on sale of
     marketable securities                      2             14
  Adjustment to market value of
     marketable securities                    (79)            79
                                     -------------    ------------
                                             (192)         1,124

Income (loss) before extraordinary
  item                                       (301)           683
Extraordinary item - gain from
  restructuring of debt                         -             36
                                     -------------    ------------
Net income (loss)                            (301)           719

Dividends on Class B and C
  preferred stock                             (55)           (67)
                                     -------------    ------------
Net income (loss) available to
  common stockholders                   $    (356)     $     652
                                     =============   ============

Earnings (loss) per common share -
  basic and diluted:
  Income (loss) before
     extraordinary item                 $   (0.23)     $    0.40
  Extraordinary item                            -           0.03
                                     -------------    ------------
  Net income (loss) available to
     common stockholders                $   (0.23)     $    0.43
                                     =============   ============
  Weighted average shares
     outstanding                        1,546,360      1,546,360
                                     =============   ============


                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the Six Months ended December 31, 2000 and 1999
                       (in thousands, except share data)
                                  (Unaudited)


                                            Six Months Ended
                                       December 31,   December 31,
                                           2000           1999
                                        -----------   ------------

Revenues:
  Casino                                $   1,215      $   2,370
  Bingo                                     1,418          1,963
  Food and beverage                           120             66
  Other                                        13             50
                                       -----------    -----------
                                            2,766          4,449
                                       -----------    -----------
Expenses:
  Cost of sales                               817          1,089
  Operating, general, and
     administrative                         1,605          3,249
  Depreciation and amortization               393            499
                                       -----------    -----------
                                            2,815          4,837
                                       -----------    -----------
Income (loss) from operations                 (49)          (388)
                                       -----------    -----------
Other income (expense):
  Interest income                               6             24
  Interest expense                           (238)          (218)
  Gain on sale of subsidiary                    -          1,176
  Gain on disposal of asset                     6              -
  Realized gain on sale of
     marketable securities                    129            135
  Adjustment to market value of
     marketable securities                    (26)           (90)
                                       -----------    -----------
                                             (123)         1,027
                                       -----------    -----------

Income (loss) before
  extraordinary item                         (172)           639
Extraordinary item - gain from
  restructuring of debt                         -             55
                                       -----------    -----------
Net income (loss)                            (172)           694

Dividends on Class B and C
  preferred stock                            (114)          (139)
                                       -----------    -----------
Net income (loss) available to
  common stockholders                   $    (286)     $     555
                                     =============   ============

Earnings (loss) per common share
  - basic and diluted:
     Income (loss) before
       extraordinary item               $   (0.18)     $    0.32
  Extraordinary item                            -           0.04
                                       -----------    -----------
  Net income (loss) available to
     common stockholders                $   (0.18)     $    0.36
                                     =============   ============

  Weighted average shares
     outstanding                        1,546,360      1,546,360
                                     =============   ============


                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended December 31, 2000 and 1999
                                (in thousands)
                                  (Unaudited)


                                            Six Months Ended
                                       December 31,   December 31,
                                           2000           1999
                                        -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided (used) by
     operating activities               $    (284)     $     136
                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                         -            (44)
  Deferred sales proceeds                     195              -
  Collections on note receivable               15            111
  Issuance of note receivable and
     other                                    (51)             -
  Purchases of marketable trading
     securities                              (559)          (413)
  Sales of marketable trading
     securities                             1,324            504
                                       -----------    -----------
     Net cash provided by investing
       activities                             924            158
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt              248            291
  Debt principal payments                    (385)          (412)
  Redemption of Class B preferred
     stock                                   (275)          (255)
  Payment of dividends on Class B
     preferred stock                         (104)          (118)
                                       -----------    -----------
     Net cash used in financing
       activities                            (516)          (494)

Net increase (decrease) in cash               124           (200)

Cash at beginning of year                     174            505
                                       -----------    -----------
Cash at end of year                     $     298      $     305
                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                $     203      $     145

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Note receivables in payment of debt   $       -      $       -
  Fixed assets acquired through debt    $       -      $     384
  Dividends accrued on Class B and
     Class C preferred stock            $      10      $      21



                            See accompanying notes.

                     GLOBAL CASINOS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS

1.   ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements for the three months and six months ended December 31, 2000 and 1999 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     At December 31, 2000, and for the three months and six months ended December 31, 2000 and 1999, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

2.   SALE OF WOODBINE PROPERTY RIGHTS

     During the second quarter, Global sold its Woodbine property rights. Proceeds of the sale were utilized to satisfy outstanding liens against the property and the remainder was placed in an escrow account. Recognition of the proceeds has been deferred pending final resolution.

3.   EARNINGS PER SHARE

     Basic income or loss per share (Basic EPS) represents the net income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per share (Diluted EPS) reflects the potential dilution that could occur if derivative instruments to issue common stock (e.g. options, warrants, or convertible debt) were exercised or converted into common stock. After conversion or exercise, such instruments would share in the income or loss of the entity.

     The Company's operating history of losses has resulted in an average market price per common share that is lower than the conversion or exercise prices on the existing convertible preferred stock, stock options, stock warrants, and convertible promissory notes. Under these conditions, we assume that these derivative instruments will not be exercised or converted.

     Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months or six months ended December 31, 2000 and 1999, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

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


     Following is a tabulation of business segment information for the six months ended December 31, 2000 and 1999 (in thousands):


                          Bingo   Bingo Hall
                Casino  Products    Leasing    Other    Total
                ------  --------  ----------   -----    -----
2000
----
Revenue        $ 1,344   $1,160    $   258    $   4   $2,766
Interest expense   148       15          0       75      238
Depreciation
  and amortiza-
  tion             132      234          0       27      393
Realized and
  unrealized
  gains              0        0          0      103      103
Net income
  (loss)          (208)     (68)       138      (34)    (172)
Identifiable
  assets         4,171    3,405          0      666    8,242
Capital
  expenditures       0        0          0        0        0


                          Bingo   Bingo Hall
                Casino  Products    Leasing    Other    Total
                ------  --------  ----------   -----    -----
1999
----
Revenue        $ 2,478   $1,627    $   345        0   $4,450
Interest expense   108       13          0       97      218
Depreciation
  and amortiza-
  tion             253      222          0       24      499
Realized and
  unrealized
  gains              0        0          0       45       45
Net income
  (loss)           497      150         75     (167)     555
Identifiable
  assets         4,238      845          0    5,525   10,608
Capital
  expenditures     418        2          0        4      424


     The Company's operation of the Pelican Casino in St. Maarten of the Dutch Netherlands Antilles was considered a foreign operation. The Company disposed of its Pelican investment in December 1999. All of the Company's remaining assets and operations are domestic.

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

OVERVIEW

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2000, our consolidated financial statements consisted mainly of the following: the corporate office in Colorado Springs, Colorado; the Bull Durham Saloon & Casino in Black Hawk, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Pelican Casino in St. Maarten was sold effective December 30, 1999, and the Tollgate Saloon & Casino in Central City ceased operations on August 1, 2000.

Our operations are seasonal. The Bull Durham casino experiences a significant increase in tourists from May through September. ABS's operations are strongly influenced by the amount of daylight and snow received.
Consequently, ABS's operations are the strongest from September through April when people spend more time indoors.

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

Tollgate Saloon & Casino
------------------------

The Tollgate was located approximately one mile from Bull Durham in the historic mining town of Central City. In August 1999, the Company entered into a lease and option agreement to lease the Tollgate for a term of 24 months with the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. The Tollgate consisted of 19,233 square feet on three levels in a restored historic commercial building. The casino operated with four black jack tables, 121 slot machines, and employed approximately 16 full-time employees. The Company ceased operations at the Tollgate effective August 1, 2000.

Alaska Bingo Supply
-------------------

ABS is primarily engaged in the distribution of a full line of bingo related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. Charitable bingo is currently the sole form of legalized gaming in Alaska. ABS also receives rent income from the leasing of space to one bingo hall operator. ABS employs seven full-time employees.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

We recognized a net loss of $(172,000) for the six months ended December 31, 2000 compared to net income of $694,000 for the same period in 1999. Net loss attributable to common stockholders was $(286,000) for the six months ended December 31, 2000, compared to a net income of $555,000 for the same period in 1999. In 1999, we recognized a $1,176,000 gain from the sale of our Global Pelican NV subsidiary. There was no similar gain in 2000. Furthermore, our operations in 1999 included operation of the Pelican Casino (disposed in December 1999) and the Tollgate Casino (ceased operations August 1, 2000).
The restructuring of our operations impacts the comparison of the 2000 period verses the 1999 period.

Revenues
--------

Our revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casinos. Revenues for the six months ended December 31, 2000 were $2,766,000 compared to $4,449,000 for the 1999 period, a decrease of $1,683,000 or 38%.

Bull Durham's revenues decreased $131,000 to $1,240,000 for the six months ended December 31, 2000 compared to $1,371,000 for the same period in 1999. The decrease is largely due to increased competition experienced by Bull Durham from larger, better- capitalized casinos. Tollgate's revenues for the period July 1, 2000 through July 31, 2000, amounted to $98,000 compared to $359,000 in 1999. We believe that with the fierce competition that we face from larger, better-capitalized entities, we will continue to experience decreases in operating revenues. We are evaluating new marketing programs that may result in an increase in revenues; however, we cannot be sure that any new marketing program will be successful.

Alaska Bingo's revenues decreased $553,000 to $1,418,000 for the six months ended December 31, 2000 compared to $1,971,000 for the period in 1999, or a decrease of 28%. The decrease is primarily related to increased competition in our marketplace and the termination of one bingo hall leasing arrangement. We believe that in the near term our operating profit will be less than we have been able to achieve historically, as we experience increasing competitive pressures in Alaska.

Expenses
--------

Cost of sales decreased $272,000 to $817,000 for the six months ended December 31, 2000 compared to $1,089,000 for the same period in 1999. The decrease corresponds with our decreased revenues. The gross margin percent declined from 76% in 1999 to 71% in 2000. The decline is a result of the competitive pressures previously discussed.

Operating, general, and administrative expenses decreased $1,644,000 to $1,605,000 for the six months ended December 31, 2000 compared to $3,249,000 for the same period in 1999. The decrease is primarily due to costs incurred by Global Pelican and Tollgate Saloon & Casino during 1999. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors.

Depreciation and amortization costs decreased $106,000 to $393,000 for the six months ended December 31, 2000 compared to $499,000 for 1999. The decrease is due largely to the sale of the Pelican Casino and the closing of the Tollgate Saloon & Casino.

Other
-----

Other income, net of expenses, decreased $(1,150,000) to $(123,000) for the six months ended December 31, 2000 from $1,027,000 for the same period in 1999. In 1999, we recognized a gain from the sale of Global Pelican NV. In 2000, we recorded gains (both realized and unrealized) of $103,000 from our portfolio of marketable securities. In 1999, the similar gain was $45,000. We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition. Interest expense remained relatively constant for the six months ended December 31, 2000 compared to the same period in 1999.

During December 2000, we sold our interest in the Woodbine property rights. A portion of the sales proceeds was used to pay expenses of the sale and to satisfy outstanding liens against the property. The remaining proceeds have been placed into an escrow account pending final resolution of the transaction.

We recognized an extraordinary item of $55,000 for the six months ended December 31, 1999 related to gains from debt restructuring and extinguishments. No similar gains were recorded during the six months ended December 31, 2000; however we continue to pursue such restructuring.

For federal income tax purposes, Global has a net operating loss of carryover
(NOL) approximating $6,114,000, which can be used to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when ownership changes in excess of 50% of outstanding shares. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

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

We constantly monitor stock market conditions as we rely on realized gains from our marketable securities to fund our working capital needs. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At December 31, 2000, we had marketable trading securities that totaled approximately $180,000. Should there be a sudden downturn in the stock market, we could experience a significant adverse impact on our financial condition.

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

Our working capital deficiency increased by $129,000 to $(2,574,000) at December 31, 2000, from $(2,445,000) at June 30, 2000.

During the six months ended December 31, 2000, related parties made working capital loans to us in the amount of $248,000. The loans accrue interest at 8% and 9%. We paid $385,000 toward the principal of the outstanding working capital loans and long-term debt. At December 31, 2000, we owed $891,000 to the related parties. Additionally, at December 31, 2000, we owed debt in the amount of approximately $1,024,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

Cash used by operating activities was $(284,000) for the six months ended December 31, 2000. For the same period in 1999, operating activities provided net cash of $136,000.

We were able to compensate for the operating cash shortfall by generating net cash from investing activities of $924,000, compared to $158,000 for the same period in 1999. Most of the cash was provided by sales of marketable securities. The sale of our Woodbine property rights provided net cash of $195,000, most of which remains in an escrow account.

Cash flows used in financing activities increased $22,000 to $(516,000) for the six months ended December 31, 2000, compared to ($494,000) in 1999. Most of the net cash used in financing activities went to the redemption of Class B preferred stock and payment of dividends thereon.

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

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company' results of operations.

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

                                   GLOBAL CASINOS, INC.



Date:     February 14, 2001        By:  /s/ Stephen G. Calandrella
     ---------------------------        -------------------------------
                                   Stephen G. Calandrella, Principal Executive
                                   and Financial Officer