Form 10QSB
period 2001-03-31
GLOBAL CASINOS INC
filed 2001-05-21
CIK 727346

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from _______ to ______

Commission file number 0-15415

GLOBAL CASINOS, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

6560 Gunpark Drive, Suite E, Boulder, Colorado  80301
(Address of Principal Offices) (Zip Code)

Registrant's telephone number, including area code:     (303) 527-3230

5373 N. Union Blvd., Suite 100 Colorado Springs, Colorado 80918
(Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

As of May 15, 2001, the Registrant had 1,546,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

 PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and its results of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 and its cash flows for the nine-month periods ended March 31, 2001 and 2000. The Company's balance sheet as of June 30, 2000 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS as of March 31, 2001 and June 30, 2000 (In thousands, except share data)
	March 31,	June 30,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 98	$ 174
Cash in escrow	120	-
Trade receivables, net of allowance for doubtful accounts of $89	239	265
Inventory	301	285
Current portion of notes receivable	73	69
Marketable trading securities	271	800
Other	107	107
Total current assets	1,209	1,700

Land, building and improvements and equipment:
Land	518	518
Building and improvements	4,072	4,072
Equipment	1,396	1,726
	5,986	6,316
Accumulated depreciation	(1,961)	(1,965)
	4,025	4,351
Other assets:
Leasehold rights and interests and contract rights, net of
amortization of $1,290 and $1,122, respectively	1,000	1,168
Goodwill, net of amortization of $505 and $421, respectively	1,660	1,744
Hotel and barter credits, net of impairment allowance of $468 and $284	184	189
Notes receivable, net of current portion, including receivables in default
and allowance for doubtful accounts of $166	72	113
Other	10	21
	2,742	3,235
	$ 7,976	$ 9,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $115 and $96 to related parties	$ 765	$ 721
Accrued expenses	201	203
Accrued interest, including $11 and $21 to related parties	483	414
Other accrued liabilities	219	644
Notes payable	-	192
Current portion of long-term debt:
Related Parties	422	727
Debt in default	1,135	772
Other Debt	30	432
Other	40	40
Total current liabilities	3,295	4,145
Long-term debt, less current portion	3,112	2,713
Deferred sales proceeds	195	-
Mandatory redeemable, voting, Class C preferred stock,
487,171 shares issued and outstanding	585	585
Commitments and contingencies
Stockholders' equity:
Preferred stock - convertible: 10,000,000 shares authorized
Class A - $2 par value, nonvoting, 96,500 shares issued and outstanding	193	193
Class B - $.01 par value, nonvoting, 202,866 and 244,572 shares issued
and outstanding at March 31, 2001 and June 30, 2000	2	2
Common stock - $.05 par value; 50,000,000 shares authorized;
1,546,360 shares issued and outstanding	77	7
Additional paid-in capital	11,401	11,818
Accumulated deficit	(10,884)	(10,247)
	789	1,843
	$ 7,976	$ 9,286

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months ended March 31, 2001 and 2000 (in thousands, except share data) (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2001	2000
Revenues:
Casino	$ 622	$ 889
Bingo	666	884
Food and beverage	51	173
Other	3	41
	1,342	1,987
Expenses:
Cost of sales	392	604
Operating, general, and administrative	745	1,423
Depreciation and amortization	182	224
Other	-	26
	1,319	2,277
Income (loss) from operations	23	(290)
Other income (expense):
Interest income	3	4
Interest expense	(85)	(115)
Gain on sale of subsidiary	-	-
Gain on disposal of asset	9	-
Realized gain on sale of marketable securities	96	282
Adjustment to market value of marketable securities	(162)	1
Impairment of hotel credits	184)	-
	(323)	172
Income (loss) before extraordinary item	(300)	(118)
Extraordinary item - gain from restructuring of debt	-	-
Net income (loss)	(300)	(118)
Dividends on Class B and C preferred stock	(52)	(63)
Net income (loss) available to common stockholders	$ (352)	$ (181)
Earnings (loss) per common share - basic and diluted:
Income (loss) before extraordinary item	$ (0.23)	$ (0.12)
Extraordinary item	-	-
Net income (loss) available to common stockholders	$ (0.23)	$ (0.12)
Weighted average shares outstanding	1,546,360	1,546,360

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the Nine Months ended March 31, 2001 and 2000 (in thousands, except share data) (Unaudited)
	Nine Months Ended
	March 31,	March 31,
	2001	2000
Revenues:
Casino	$ 1,837	$ 3,259
Bingo	2,084	2,847
Food and beverage	171	239
Other	16	91
	4,108	6,436
Expenses:
Cost of sales	1,209	1,693
Operating, general, and administrative	2,350	4,672
Depreciation and amortization	575	723
Other	-	26
	4,134	7,114
Income (loss) from operations	(26)	(678)
Other income (expense):
Interest income	9	28
Interest expense	(324)	(333)
Gain on sale of subsidiary	-	1,176
Gain on disposal of asset	15	-
Realized gain on sale of marketable securities	226	417
Adjustment to market value of marketable securities	(187)	(89)
Impairment of hotel credits	(184)	-
	(445)	1,199

Income (loss) before extraordinary item	(471)	521
Extraordinary item - gain from restructuring of debt	-	55
Net income (loss)	(471)	576
Dividends on Class B and C preferred stock	(166)	(202)
Net income (loss) available to common stockholders	$ (637)	$ 374
Earnings (loss) per common share - basic and diluted:
Income (loss) before extraordinary item	$ (0.41)	$ 0.20
Extraordinary item	-	0.04
Net income (loss) available to common stockholders	$ (0.41)	$ 0.24
Weighted average shares outstanding	1,546,360	1,546,360

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months ended March 31, 2001 and 2000 (in thousands, except share data) (Unaudited)
	Nine Months Ended
	March 31,	March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$ (64)	$ 334
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5)	(214)
Deferred sale proceeds	194	-
Collections on note receivable	37	48
Purchases of marketable trading securities	(962)	(1,176)
Sales of marketable trading securities	1,521	786
Net cash provided by investing activities	785	(556)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	248	1,177
Debt principal payments	(373)	(674)
Redemption of Class B preferred stock	(417)	(261)
Payment of dividends on Class B preferred stock	(135)	(179)
Net cash used in financing activities	(677)	63
Net increase (decrease) in cash	44	(159)
Cash at beginning of period	174	506
Cash at end of period	$ 218	$ 347
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 203	$ 145
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Fixed assets acquired through debt	$ -	$ 376
Dividends accrued on Class B and Class C preferred stock	$ 10	$ 31

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS

  ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

  The Consolidated Financial Statements for the three months and nine months ended March 31, 2001 and 2000 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

  At March 31, 2001, and for the three months and nine months ended March 31, 2001 and 2000, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

  SALE OF WOODBINE PROPERTY RIGHTS

  During the quarter ended December 31, 2000, Global sold its Woodbine property rights. Proceeds of the sale were utilized to satisfy outstanding liens against the property and the remainder was placed in an escrow account. Recognition of the proceeds has been deferred pending final resolution.

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

  Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months or nine months ended March 31, 2001 and 2000, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

  SEGMENT INFORMATION

          The Company operates in three significant lines of business: the casino gaming industry, the distribution of  bingo products, and the leasing of a bingo hall. Each reportable segment is a strategic business unit that offers different products and services. The bingo-related segments are managed together to realize synergies in employment and marketing strategies.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on profit or loss from operations.

          Following is a tabulation of business segment information for the nine months ended March 31, 2001 and 2000 (in thousands):
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2001
Revenue	$2,019	$1,706	$378	$ 5	$4,108
Interest expense	200	22	0	102	324
Depreciation and amortization	197	338	0	40	575
Realized and unrealized gains	0	0	0	39	39
Net income (loss)	(266)	(59)	180	(326)	(471)
Identifiable assets	4,330	3,302	0	344	7,976
Capital expenditures	0	5	0	0	5

	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2000
Revenue	$3,589	$2,234	$513	0	$6,436
Interest revenue	0	2	0	26	28
Interest expense	188	19	0	126	333
Depreciation and amortization	353	336	0	34	723
Realized and unrealized gains	0	0	0	328	328
Extraordinary items	0	0	0	55	55
Net income (loss)	457	111	135	(329)	374
Identifiable assets	6,108	1,045	0	4,292	11,445
Capital expenditures	214	0	0	0	214

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2001, our consolidated financial statements consisted mainly of  the Bull Durham Saloon & Casino in Black Hawk, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Pelican Casino in St. Maarten was sold effective December 30, 1999, and the Tollgate Saloon & Casino in Central City ceased operations on August 1, 2000.

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

Results of Operations - Nine Months Ended March 31, 2001 Compared to the Nine Months ended March 31, 2000

We recognized a net loss of $(471,000) for the nine months ended March 31, 2001 compared to net income of $526,000 for the same period in 2000. Net loss attributable to common stockholders was $(637,000) for the nine months ended March 31, 2001, compared to a net income of $374,000 for the same period in 2000. In 2000, we recognized a $1,176,000 gain from the sale of our Global Pelican NV subsidiary. There was no similar gain in 2001. Furthermore, our operations in 2000 included operation of the Pelican Casino (disposed in December 1999) and the Tollgate Casino (ceased operations August 1, 2000). The restructuring of our operations impacts the comparison of the 2001 period verses the 2000 period.

Revenues

Our revenues are generated from casino operations, sales of bingo products, rental income from the leasing of bingo halls, and miscellaneous income that is comprised of food and beverage sales at the casino. Revenues for the nine months ended March 31, 2001 were $4,108,000 compared to $6,436,000 for the 2000 period, a decrease of $2,328,000 or 36%.

Bull Durham's revenues decreased $298,000 to $1,750,000 for the nine months ended March 31, 2001 compared to $2,048,000 for the same period in 2000. The decrease is largely due to increased competition experienced by Bull Durham from larger, better- capitalized casinos. We are evaluating new marketing programs that may result in an increase in revenues; however, we cannot be sure that any new marketing program will be successful.

Alaska Bingo's revenues decreased $763,000 to $2,084,000 for the nine months ended March 31, 2001 compared to $2,847,000 for the period in 2000, or a decrease of 27%. The decrease is primarily related to increased competition in our marketplace and the termination of one bingo hall leasing arrangement. We believe that in the near term our operating profit will be less than we have been able to achieve historically, as we experience increasing competitive pressures in Alaska.

Expenses

Cost of sales decreased $484,000 to $1,209,000 for the nine months ended March 31, 2001 compared to $1,693,000 for the same period in 2000. The decrease corresponds with our decreased revenues. The gross margin percent declined from 74% in 2000 to 71% in 2001. The decline is a result of the competitive pressures previously discussed.

Operating, general, and administrative expenses decreased $2,322,000 to $2,350,000 for the nine months ended March 31, 2001 compared to $4,672,000 for the same period in 2000. The decrease is primarily due to costs incurred by Global Pelican and Tollgate Saloon & Casino during 2000. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors.

Depreciation and amortization costs decreased $148,000 to $575,000 for the nine months ended March 31, 2001 compared to $723,000 for 2000. The decrease is due largely to the sale of the Pelican Casino and the closing of the Tollgate Saloon & Casino.

Other

Other income, net of expenses, decreased $(1,644,000) to $(445,000) for the nine months ended March 31, 2001 from $1,199,000 for the same period in 2000. In 2000, we recognized a gain from the sale of Global Pelican NV.  In 2001, we recorded an impairment of $184,000 to reduce the carrying value of hotel credits.  In 2001, we recorded gains (both realized and unrealized) of $39,000 from our portfolio of marketable securities. In 2000, the similar gain was $328,000. We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition. Interest expense remained relatively constant for the nine months ended March 31, 2001 compared to the same period in 2000.

During December 2000, we sold our interest in the Woodbine property rights. A portion of the sales proceeds was used to pay expenses of the sale and to satisfy outstanding liens against the property. The remaining proceeds have been placed into an escrow account pending final resolution of the transaction.

We recognized an extraordinary item of $55,000 for the nine months ended March 31, 2000 related to gains from debt restructuring and extinguishments. No similar gains were recorded during the nine months ended March 31, 2001; however we continue to pursue such restructuring.

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

We constantly monitor stock market conditions as we rely on realized gains from our marketable securities to fund our working capital needs. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At March 31, 2001, we had marketable trading securities that totaled approximately $271,000. Should there be a sudden downturn in the stock market, we could experience a significant adverse impact on our financial condition.

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

Our working capital deficiency decreased by $359,000 to $(2,086,000) at March 31, 2001, from $(2,445,000) at June 30, 2000.

During the nine months ended March 31, 2001, related parties made working capital loans to us in the amount of $248,000. The loans accrue interest at 8% and 9%. We paid $373,000 toward the principal of the outstanding working capital loans and long-term debt. At March 31, 2001, we owed $919,000 to the related parties. Additionally, at March 31, 2001, we owed debt in the amount of approximately $1,135,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

Cash used by operating activities was $(64,000) for the nine months ended March 31, 2001. For the same period in 2000, operating activities provided net cash of $334,000.

We were able to compensate for the operating cash shortfall by generating net cash from investing activities of $785,000, compared to usage of $(556,000) for the same period in 2000. Most of the cash was provided by sales of marketable securities. The sale of our Woodbine property rights provided net cash of $195,000, most of which remains in an escrow account.

Cash flows used in financing activities increased $740,000 to $(677,000) for the nine months ended March 31, 2001, compared to cash provided of $63,000 in 2000. Most of the net cash used in financing activities went to the redemption of Class B preferred stock and payment of dividends thereon.

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

                                                                                       GLOBAL CASINOS, INC.

Date: May 21, 2001                                                       By:  /s/ Frank L. Jennings
                                                                                              Frank L. Jennings,
                                                                                             Principal Executive and Financial Officer