Form 10KSB
period 2001-06-30
GLOBAL CASINOS INC
filed 2001-10-31
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 0-15415

                     GLOBAL CASINOS, INC.
(Exact Name of Registrant as Specified in its Charter)
Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

6560 Gunpark Drive, Suite E, Boulder, Colorado 80301
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 527-2903

_____________________________________________
(Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Issuer's revenues for the fiscal year ended June 30, 2001 were $5,369,000. As of September 30, 2001, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, as quoted on the "pink sheets" published by the Pink Sheets, LLC, held by non-affiliates of the Issuer was approximately $303,000. As of September 30, 2001, 2,451,348 shares of Common Stock of the Issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
1.	Incorporated by reference from the Company's Registration Statement on Form 10, as amended, SEC file number 0-15415.
2.	Incorporated by reference from the Company's Registration Statement on Form S-2, as amended, SEC File No. 33-46060, declared effective May 15, 1992.
3,	Incorporated by reference from the Company's Registration Statement on Form S-8, filed with the Commission and effective December 8, 1995.
4.	Incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC File No. 33-76204, declared effective August 12, 1994.
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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       Global Casinos, Inc. ("the Company", "Global Casinos", or "Global") and its wholly owned subsidiaries operate in the domestic gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties, and other related interests. Global was organized under the laws of the State of Utah on June 8, 1978.

       As of June 30, 2001, Global had three operating subsidiaries. Its wholly owned subsidiary, Casinos U.S.A., Inc., a Texas corporation ("Casinos USA"), owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado. Global's wholly owned subsidiary, Global Central Corporation, a Colorado corporation ("Global Central"), manages a portfolio of marketable securities. Global Central previously operated the Tollgate Saloon & Casino ("Tollgate") located in Central City, Colorado. The Tollgate was closed effective July 31, 2000. Its wholly owned subsidiary, Global Alaska Industries, Inc., an Alaska corporation ("Global Alaska"), owns and operates Alaska Bingo Supply ("ABS") located in Anchorage, Alaska.

       Subsequent to June 30, 2001, Global Casinos formed a new wholly-owned subsidiary, OnSource Corporation, a Delaware corporation ("OnSource"). OnSource was formed for the purpose of being spun off, as a dividend, to the shareholders of Global Casinos, pro rata. The intent is to transfer to OnSource 100% of Global Casinos' interest in Global Alaska Industries, Inc. as well as 100% of Global Casinos' interest in Global Central Corporation. In addition, certain additional assets and liabilities of Global Casinos will be transferred to OnSource as part of the spinoff. The Board of Directors of Global Casinos has set August 6, 2001 as the record date for the dividend spinoff. Actual implementation of the spinoff will required the filing with the Securities and Exchange Commission of a Registration Statement on Form SB-2. Once such a registration statement has been declared effective by the SEC, the spinoff can be completed by the distribution to each holder of common stock of Global Casinos on the record date of one share of OnSource for every ten shares of Global Casinos common stock owned on that date. It is thereafter expected that OnSource, as a reporting company under the Securities Exchange Act of 1934, will try to develop a public trading market for its common stock.

Description of Operations

Casinos U.S.A. - The Bull Durham

       Background. Casinos U.S.A. was acquired on November 19, 1993. Global Casinos acquired 100% of the outstanding common stock of Casinos U.S.A., a Texas corporation, and Lincoln Corporation ("Lincoln") and Woodbine Corporation ("Woodbine"), both South Dakota corporations, in exchange for 253,500 shares of the Company's common stock. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively; both located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.

       In October 1995, Casinos U.S.A. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code as it was in default under all of its secured obligations encumbering the Bull Durham Saloon and Casino. In January 1997, the Court approved the Debtor's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered.

       Operations. The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. The Company through its acquisition of Casinos U.S.A. has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds retail liquor license issued by the State of Colorado, and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 7,200 square feet. In November 1998, an expansion project increased the gaming space by 2,500 square feet, and allowed the casino to offer 26 more slot machines and two more table games. As currently configured, the casino has 143 slot machines available for play and has four standard blackjack tables. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,124,000 in debt.

       The Bull Durham's customer base consists primarily of day visitors from Denver. Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A new city bus stop was built adjacent to the casino in 1999.

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

       Also under the Plan, Global Casinos, as the operator of the Bull Durham, has been limited to receiving only a $7,500 per month management fee, with all the excess net cash flow, as defined, from casino operations required to be paid to the casino's unsecured and certain secured creditors under a schedule set forth in the Plan. In July 1999, Global Casinos acquired all the outstanding unsecured debt of Casinos U.S.A., whereupon Global Casinos became entitled to receive 50% of net cash flow from casino operations with the other 50% payable to the mortgage holders.

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

       Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at the federal, state and local levels. The State of Colorado imposes a variable gaming tax on "adjusted gross proceeds" ("AGP"), which includes the total amount of all wagers made by players less all payments received by such players. With regard to games of poker, adjusted gross proceeds means any sums wagered in the poker hand, which may be retained by the operator of the gaming establishment. As revised in July 1999 the progressive tax rate ranges from 0.25% on the first $2,000,000 of AGP to 20% on AGP in excess of $1,500,000.  Local governmental units assess real and personal property taxes on the value of many assets, including land, building and gaming equipment. In addition, the cities of Black Hawk and Central City assess "device fees" on each gaming unit utilized in a casino.

       Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations, with new competitors entering the market. There are now 20 casinos operating in the Black Hawk market. Additionally, there are 5 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. The Bull Durham Casino and three others make up the small casinos, while the other 16 properties are medium to large casinos. There are currently 8,487 gaming devices in the Black Hawk market and 1,651 gaming devices in the Central City market. The 8,487 gaming devices represent 18% increase of gaming devices in Black Hawk since June 30, 2000. Currently the Hyatt Corporation is building a new casino and hotel in Black Hawk, which will accommodate an additional 1,300 gaming devices. Upon completion of the Hyatt, the Bull Durham, based on the number of gaming devices, will represent only 1.5% of the market in Black Hawk. At this time it is not clear what effect the new Hyatt casino will have on the Bull Durham's revenues. The Bull Durham attempts to stay competitive by providing personal customer service, innovative marketing promotions and state-of-the-art gaming devices.

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

       Operations. The Company operated the Pelican Casino, located on the island of St. Maarten, from August 1996 to December 1999. The casino sat on the west side of the island, which is controlled by the Dutch. The Pelican Casino was located in one of the largest time-share complexes on the island, the Pelican Resort, which has over 700 rooms. The casino occupied 7,000 square feet and featured 140 slot machines, 5 black jack tables, 2 Pelican Poker, 2 roulette wheels, 1 crap table, and 1 Let-it-Ride table.

Global Alaska - Alaska Bingo Supply

       Background. On August 1, 1997, the Company, through its wholly owned subsidiary, Global Alaska, acquired all the outstanding shares of stock of ABS. The purchase price of $4,400,000 consisted of $400,000 cash and a $4,000,000 convertible promissory note payable to the seller, collateralized by shares of ABS common stock held by the Company and bearing interest at 8%. To fund the acquisition, the Company borrowed $350,000 from third parties and $75,000 from a related party. These promissory notes are collateralized by a note receivable of the Company. Interest on $200,000 of the promissory notes, which were paid in full during fiscal year 1998, was at 24% and interest on the remaining $225,000 (including the related party note) was at 12%. During fiscal year 1999, $50,850 remaining on the related party note was converted to Class C Preferred Stock.

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

       Principal payments on the Second Note do not commence until all the shares of the Series B Preferred Stock have been redeemed. Each share of Series B Preferred Stock was convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering the shares of the Company's common stock issuable upon such conversion for sale. No more than 311,550 shares of common stock could be converted without the approval of the Company's shareholders.

       The Company had the option, but not the obligation, to redeem all or any portion of the Series B Preferred Stock at a redemption price of $10.00 per share. However, if certain minimum periodic preferred stock redemption do not occur, the conversion price changes from $10.00 per share to the current market price. Holders of the Series B Preferred Stock were entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 2001, the Company redeemed 51,015 shares of Series B Preferred Stock and paid $150,000 of dividends.

       Effective June 30, 2001, all outstanding shares of class B preferred stock (amounting to 193,557 shares) were converted into a Global Alaska promissory note in the aggregate amount of $2.5 million payable to the previous owner of ABS. The note bears interest at 9%, is payable in monthly installments of $43,000, and is non-recourse, collateralized only by the common stock of ABS.

       Operations. Charitable bingo pulltabs are currently the sole form of legalized gaming in Alaska. With an approximate 30% market share, ABS is the largest distributor of bingo and pulltab products in the state. ABS has a strong operating history and reputation with product suppliers and end-users, which allows it to compete effectively with tele-marketers that have lower operating costs. In addition, ABS controls the leases covering one bingo hall operated by third parties as a means of ensuring distribution and maintaining its market share.

       Regulation. ABS's operations are regulated by the Alaska Department of Revenue's gaming unit. Regulations, which can change annually, provide guidance on license requirements for distributors like ABS, as well as operational requirements for the charitable organizations.

       ABS pays a monthly 3% tax on profits from pull-tab sales. Profit is defined as the percentage of profit made by vendors on each pull-tab. ABS is reimbursed by the vendors for the tax through its regular product invoicing.

       As more fully discussed under Legal Proceedings, the government had brought an action against the former owners of ABS, as well as ABS, claiming the former owners violated state laws and regulations in their operation of ABS prior to its sale to the Company. That legal action was dismissed as to ABS and the Company.

       Competition. ABS experiences direct competition from a number of other companies which also distribute pull tabs, bingo paper, bingo equipment and coin boards. In addition, ABS has learned that two additional entities are considering entering the Anchorage market. Pull tabs are a game of chance consisting of a layered piece of cardboard with 3 or 5 tabs that are opened to reveal a winning ticket based upon matching amounts or pictures. Coinboards are similar to pull-tabs and come in a set with a cardboard coinboard in which the pull-tab may match a coin on the board with the prize amount determined by the coinboard. Each game has pre-determined pay out structure with a finite number of winners.

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

       Dependence on Customers and Suppliers. During fiscal 2001, approximately 16% of bingo product sales were attributed to two significant customers. During fiscal 2000 approximately 28% of bingo sales were attributed to two significant customers. Approximately 28% and 41% of ABS's bingo product supply purchases were from a single third party supplier during fiscal 2001 and fiscal 2000, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that could have a material adverse impact upon ABS's operating results.

Global Central - Tollgate (discontinued)

       Background. Effective August 7, 1999, the Company entered a Lease and Option Agreement (the "Lease") following which it leased the Tollgate Casino and Saloon in Central City, Colorado. The term of the Lease is 24 months and grants to the Company the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the Lease at a purchase price of $1,400,000. The Company also leased certain additional gaming equipment from a third party that had previously operated the casino under terms that also grant the Company the ability to purchase the equipment at the end of the 24 month term for $35,000. The Company obtained gaming and casino licenses and opened the Tollgate for operation in August 1999. The Tollgate was closed effective July 31, 2000 due to continuing operating losses.

BPJ Holdings - Casino Masquerade, Aruba (discontinued)

       In April 1994, the Company purchased a 66-2/3% interest in Global Entertainment Group, Inc. N.V. ("Global Entertainment"). Global Entertainment, through BPJ Holdings N.V. ("BPJ"), its wholly-owned subsidiary, owned and operated Casino Masquerade located in the Radisson Aruba Resort and Casino on the Caribbean island of Aruba, Netherlands Antilles. The Company acquired the remaining 33-1/3% interest in Global Entertainment in July 1995.

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

Employees

       The Company's executive officer is Frank L. Jennings, Chief Executive/Financial Officer.

       The Bull Durham operates with an on-site general manager. During fiscal 2001, the Bull Durham employed a total of 61 people, including both full and part-time employees as follows:
	Full-Time	Part-Time	Total Employees
Bull Durham Casino	36	25	61

       Alaska Bingo Supply operates with an on-site general manager. As of June 30, 2001, ABS has six full-time employees.

       The company is not part of any collective bargaining agreement. There have been no work stoppages and the company believes its employee relations are good.

Intellectual Property

       The Company has a registered service mark for the name "Global Casinos," together with its logo. The Company does not claim any other intellectual property protection to any of its assets and does not believe that its intellectual property is material to its operations.

Consultants

       The Company had no material consulting agreements at June 30, 2001.

ITEM 2.       DESCRIPTION OF PROPERTY

Corporate Offices: Boulder, Colorado

       Office space for the Company's corporate offices is subleased from Mr. Jennings on a month-to-month basis for a monthly rental of $500.

Operating Subsidiaries

       The facilities and properties of the Company's operating facilities are more fully described in Item 1 of this Report and are incorporated herein by this reference.

       The Company believes that each of its facilities is adequate for its intended purpose and does not plan any significant investment in additional facilities during the next year.

ITEM 3.       LEGAL PROCEEDINGS

       The Company and its officers and directors have been involved in the following material legal proceedings:

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

Civil Litigation

       James E. Tice and Jeannette L. Tice and Global Casinos, Inc. vs. William P. Martindale, Circuit Court, 8th Judicial District, State of South Dakota, County of Lawrence, Civil No. 99-44. This matter involves the foreclosure against certain real property located in Deadwood, South Dakota, which the Company believed it had acquired in its acquisition of Woodbine Corporation in 1993. In that transaction, the Company acquired Casinos, USA, Lincoln Corporation and Woodbine Corporation from William P. Martindale and others in consideration of a substantial number of shares of the Company's common stock. It had been represented to the Company that Lincoln and Woodbine Corporations owned the two casinos in Deadwood, South Dakota that the Company believed it was acquiring. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of a casino; but rather the casino was held by William P. Martindale under an Installment Land Sale Contract. Mr. Martindale had been joined in this litigation as the result of his refusal to transfer to the Company his interest under the Installment Land Sale Contract. In August 2001, all parties reached a settlement agreement and litigation has been dismissed.

       Botelho vs. Griffin, et al. This matter involved an action brought by regulatory authorities of the State of Alaska against Mark Griffin, Susan Griffin and others, including the Company's subsidiary, Alaska Bingo Supply, Inc. In the action, the State of Alaska alleged several violations of Alaska law pertaining to the operation of charitable gaming and bingo supply distribution, particularly when those activities were conducted by the Company's predecessors in interest, Mark and Susan Griffin. The action has been dismissed as to ABS and the Company.

       Michael Jacobs vs. Global Casinos, Inc. This matter was filed as a civil action, which has been stayed pending mandatory arbitration. Mr. Jacobs was a former employee of the Company in Dallas, Texas and is asserting claims for compensation for services rendered while under the supervision of William P. Martindale at the Company's then existing Dallas, Texas office. The Company has retained local legal counsel and is vigorously defending the matter. The Company believes that the likelihood of a material adverse outcome in this matter is remote.

Other Matters

       Other Matters. The Company customarily has numerous indebtedness and trade payables that have matured and as to which the Company is currently in default. The Company routinely engages in active dialog with each of its creditors, although from time to time the Company is sued for collection.

       In addition, the Company is indebted to Astraea Investment Management, LP ("Astraea") under an unsecured note in the amount of $500,000.  Astraea is also the holder of the first deed of trust against the Bull Durham Casino in Black Hawk, Colorado. The note that is in default is not the note secured by the deed of trust.  The Company is in active dialog with the principals of Astraea in an effort to reach a resolution of this outstanding default.

       In addition to the Astraea note, at June 30, 2001 there were outstanding promissory notes payable by Global or its subsidiaries held by non-affiliated third parties totaling approximately $236,000 in principal and $230,000 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2001.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by the Pink Sheets, LLC under the symbol "GBCS". In July 1999, the Company's securities were delisted from the NASDAQ Small Cap Market. The delisting was effective July 7, 1999; accordingly, all trading information set forth below prior to July 7, 1999 reflects trading on the NASDAQ Small Cap Market, and market information beginning July 8, 1999 pertains to trading on the "pink sheets." The reported high and low bid and ask prices for the common stocks are shown below for the period from July 1, 1998 through September 30, 2001.
	Sales
	High	Low
2000 Fiscal Year
First Quarter	$.50	$.25
Second Quarter	.50	.25
Third Quarter	.50	.25
Fourth Quarter	.50	.25
	Bid		Ask
	High	Low	High	Low
2001 Fiscal Year
First Quarter	$.63	$.38	$1.25	$.75
Second Quarter	$.38	$.23	$0.50	$.28
Third Quarter	$.38	$.15	$0.38	$.23
Fourth Quarter	$.23	$.13	$0.25	$.17
2002 Fiscal Year
First Quarter	$.13	$.08	$0.25	$.18

       The bid and ask prices of the Company's common stock as of September 30, 2001 were $.08 and $.18, respectively, as reported on the "pink sheets". The "pink sheet" prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2001, there were approximately 725 record owners of the Company's common stock and approximately 2,000 beneficial owners.

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

       The Company's  Series B Convertible Preferred Stock accrued a cumulative dividend at the rate of 8% per annum.  At June 30, 2001, all the outstanding shares of Series B Convertible Preferred Stock were converted into a Global Alaska installment note payable.

       The Company also has outstanding 487,172 shares of Series C Convertible Preferred Stock, which accrues a cumulative dividend at the rate of 7% per annum. At June 30, 2001, cumulative dividends on the Series C Preferred Stock had accrued in the amount of $100,000.

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

Results of Operations - Year June 30, 2001 Compared to the Year Ended June 30, 2000

       Revenues. Revenues for fiscal year 2001 were $5,369,000 compared to revenues of $7,372,000 for fiscal year 2000.  Casino revenues decreased from $3,440,000 to $2,424,000, a decrease of 30%. Furthermore, revenues at our bingo operation declined from $3,595,000 in 2000 to $2,702,000 in 2001, a decrease of 25%. Charitable gaming activities in Alaska have declined over the past few years as a result of deteriorating economic conditions.

       Expenses. As revenues decreased by 27% from Fiscal year 2001 to Fiscal year 2000, expenses also declined, from $8,755,000 to $6,060,000, a decrease of $2,695,000, or 30%. This consisted primarily of a reduction in labor and other general and administrative expenses associated with the discontinued operations and cost reduction measures.

       Loss from Operations and Net Loss. Our loss from operations decreased from $1,383,000 in Fiscal year 2000 to $691,000 in Fiscal year 2001. Most of the improvements resulted from closing the Tollgate, a casino operation that lost approximately $1,022,000 in fiscal 2000. Bingo leasing revenue was reduced due to the closure of one facility, and casino operations at the Bull Durham improved as a result of stringent new cost controls.

       Cash Flows.  The Company's overall cash flows improved 9inj Fiscal year 2001 compared to Fiscal year 2000.  Net cash provided by operating activities increased by $800,000 primarily because activity in the marketable securities trading portfolio yielded net cash proceeds of $611,000.  Net cash provided by investing activities improved because of the sale of assets used at the Tollgate and sale of the Woodbine property.  Financing activities consumed $642,000 more in Fiscal year 2001 compared to Fiscal year 2000 primarily because the Company reduced its net proceeds from borrowings.

Liquidity and Capital Resources

       Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, the Company has depended on funding through debt and equity financing to address these shortfalls. The Company has also relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

       Consequently, we believe that future cash needs must be internally generated through operations.

       At June 30, 2001, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $1,276,000 compared to current liabilities of $4,119,000 resulting in a working capital deficit of $2,843,000. This working capital deficit, combined with the Company's continuing losses from operations, has led our independent auditors to qualify their audit opinion due to doubts about our ability to continue as a going concern.

       The Company is in default under several unsecured loans and loan agreements. The Company continues to address debt currently in default by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and other payment terms. Management expects to continue these negotiations into fiscal 2001. As of the date of this report, several creditors have not agreed to modify their positions.

       Effective June 30, 2001, the Company restructured its agreement with the previous owner of ABS. All of the Class B Preferred Stock owned by the previous owner and two notes payable to the previous owner were converted into a single promissory note with a principal amount of $2,385,000.  The note requires monthly payments of $43,000, including interest at 9%. The dividends and redemption provisions of the Preferred Stock had required monthly payments of approximately $65,000.

       Throughout the fiscal year, the Company has tried to offset its losses from operations with gains from sales of its portfolio of marketable securities. The Company will from time to time invest in selected marketable securities as a short-term investment strategy for available cash. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, are not traded frequently, and are monitored closely to minimize the inherent risks of market fluctuations. During the fiscal year ended June 30, 2001, the Company recorded net gains totaling $117,000 from its investment activities.

       During 2001, the Company repaid a portion of the advance to it from related parties. Net payments to related parties aggregated $290,000, including principal and accrued interest during the year ended June 30, 2001.

       During 2000, a related party made working capital loans to the Company in the amount of $560,596. The loans accrue interest at 8%. The Company paid $341,071 in cash and assigned an account receivable in the amount of $43,766, a note receivable in the amount of $80,000 and marketable trading securities in the amount of $530,872 to reduce principal and accrued interest of the outstanding working capital loans during the year end June 30, 2001.

       Current assets decreased from $1,700,000 at June 30, 2000 to $1,276,000 at June 30, 2001, a decrease of $424,000 or 25%. Current liabilities decreased from $4,145,000 at June 30, 2000 to $4,119,000 at June 30, 2001, an decrease of $26,000 or 1%. The decrease resulted from the closure of the Tollgate and a reduction in the size of the marketable securities portfolio.

       Net cash provided by operating activities increased by approximately $800,000 primarily because of increased net proceeds from the trading portfolio.

       Investing activities provided net cash of $320,000 in 2001 compared to a usage of ($33,000) in 2000, primarily because of proceeds from the sale of the Woodbine property and equipment from the Tollgate.

       The Company used approximately ($878,000) in cash for financing activities during the year ended June 30, 2001 compared to approximately ($236,000) during the same period in 2000. During 2001, the Company received proceeds of new borrowing of $125,000, compared to $1,329,000 in 2000.

       As of June 30, 2001 none the Company's subsidiaries have commercial bank credit facilities.

       Effective August 7, 1999, the Company entered a lease and option agreement (the "lease agreement") to lease the Tollgate Saloon & Casino in Central City, Colorado. The Company paid a $30,000 deposit upon inception of the lease agreement, of which $10,000 is nonrefundable. The term of the lease is 24 months with monthly rent of $6,000. The Company has the option to purchase the casino and associated real estate and equipment at any time prior to the expiration of the lease agreement at a purchase price of $1,400,000. In addition, the Company entered into an agreement with a third party who had previously operated the casino to lease additional gaming equipment under terms that grant the Company the ability to purchase the equipment at the end of the 24-month term for $35,000. The equipment lease requires monthly rents of $1,700.  Effective July 31, 2000, the Company closed the Tollgate.

       As of June 30, 2001, the Company has 96,500 shares of Series A Convertible Preferred Stock outstanding. Under the terms of the stock issuance, the preferred stock consisted of a unit which was comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. The preferred stock share is redeemable at a price of $2.00 per share or is convertible to a share of common stock at the same $2.00 per share conversion price. On May 31, 1995, the majority of original preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $.50 per share. All of the 96,500 shares outstanding represent the balance of original shareholders that agreed to waive redemption in return for the lower conversion price on the preferred stock.  All of the Class D warrants originally issued as part of the unit expired in May 1997.

       On July 7, 1999, the Company's common stock was delisted from the NASDAQ SmallCap Market due to concerns related to the public interest. If the Company is unsuccessful in its efforts to have its common stock relisted on NASDAQ, this situation could have an adverse impact on the Company's ability to raise new capital through additional equity offerings.

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

       The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company will continue to dispose of non-performing assets and gaming investments, explore acquisition opportunities, and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that management actions will result in increased liquidity or future profitability.

Outlook

       The Company has streamlined its operations by closing casinos in Aruba, St. Maarten, Ecuador and Central City and by transferring ownership of bingo operations to OnSource Corporation subsequent to June 30, 2001. The Company's operations consist primarily of the Bull Durham.  We believe that this operation can  be self-sustaining. However, it is not expected to be sufficiently profitable to relieve our debt posture or working capital deficiency. These make it unlikely that we could take advantage of future opportunities without a significant capital infusion.

ITEM 7.       FINANCIAL STATEMENTS

The following financial statements are filed as part of this report beginning on page F-1:
1.	Report of Independent Auditors
2.	Audited Balance Sheet as of June 30, 2001
3.	Audited Statements of Operations for the Years Ended June 30, 2001 and 2000
4.	Audited Statements of Stockholders' Equity for the Years Ended June 30, 2001 and 2000
5.	Audited Statements of Cash Flows for the Years Ended June 30, 2001 and 2000
6.	Notes to Financial Statements

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL

       Not applicable.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Frank L. Jennings	51	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	53	Director	1997

During the year ended June 30, 2001, Messrs. Stephen G. Calandrella, Eric Hartsough and Clifford C. Thygesen resigned as executive officers and director of the Company.

       Frank L. Jennings has served as Executive and Chief Financial Officer since 2001. He has also served as Vice President and Chief Financial Officer for American Educational Products from 1994 to 2001. Mr. Jennings has served as President and a director of The Family Extension, Inc., a Colorado non-profit corporation. He received his BA degree in Economics from Austin College and his MBA in Finance from Indiana University.

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

       During the fiscal year ended June 30, 2001, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Outside Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. No compensation was paid or granted during fiscal 2001. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2001, the Company had standing Audit and Compensation Committees of the Board of Directors. The members of the Audit Committee were Clifford C. Thygesen and Clifford L. Neuman. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2001, the Audit Committee held one (1) meeting, which was attended by all of its members. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

       During fiscal 2001, the Compensation Committee consisted of Clifford C. Thygesen and Clifford L. Neuman. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2001, the Compensation Committee held one (1) meeting, which was attended by all of its members. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Incentive Stock Option Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

       No family relationship exists between any director and executive officer.

       In 1998, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against The Rockies Fund, Inc. and its directors, Stephen G. Calandrella, Clifford C. Thygesen and Charles Powell. Until 2001, Messrs. Calandrella and Thygesen were also directors of the Company.  In the administrative action, the Commission has alleged certain violations of federal securities laws and regulations by The Rockies Fund, Inc. and its directors. The allegations involve certain violations of the Investment Company Act of 1940, as amended, under which The Rockies Fund, Inc. is a regulated business development company, as well as violations of the Securities Exchange Act of 1934, as amended, and regulations thereunder arising from certain transactions in the securities of another company unrelated to the Company. The Rockies Fund, Inc. and its directors have adamantly denied any violations of federal securities laws and have informed the Company that they intend to vigorously defend the matter. In November 1998, the matter went to hearing before an administrative law judge and an Initial Decision was issued in March 2001, which was adverse to the Rockies Fund and its directors.  Rockies Fund has appealed the decision, and Messrs. Calandrella and Thygesen have resigned as officers and directors of Global. While there can be no assurance of the ultimate outcome of this matter or its potential effect upon the Company, Management does not believe that it will have an adverse material impact.

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

       Except as noted herein or below, during the last five-(5) years no director or officer of the Company has:

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

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  During the fiscal year ended June 30, 2001, all of these filing requirements were satisfied by its Officers, Directors, and ten percent holders, except Mr. Jennings filed one report in an untimely fashion and Mr. Neuman filed one report in an untimely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($)-0-(1)	Options SARs (#)
Stephen G. Calandrella, President & Director (2)	2001	$40,000	$-0-	-0-
	2000	$72,000	$-0-	-0-
	1999	$72,000	$-0-	-0-
Frank L Jennings, Chief Executive & Financial Officer	2001	$-0-(3)	$-0-	-0-
(1)

No executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2)	Mr. Calandrella resigned during 2001.
(3)

Mr. Jennings received no salary from the Company during fiscal 2001. Mr. Jennings operates a professional services firm that provides certain management, accounting and administrative services.  During fiscal 2001, his services firm billed Global $12,500 for services performed, all of which was accrued and unpaid as of June 30, 2001.

Employment Arrangements

       The Company had a written employment agreement with Eric Hartsough, its Vice President of Operations. Mr. Hartsough's agreement had a term of three years expiring August 2002 and provides for an annual base salary of $65,000 per year. In addition, Mr. Hartsough was entitled to receive incentive stock options exercisable to purchase 30,000 shares of the Company's common stock, which options vest at the rate of 10,000 per year over the term of his employment. Upon Mr. Hartsough's departure from the Company, it was agreed that all of his options would fully vest and he would receive payments aggregating $24,000, payable monthly through December 2001.

Company Stock Incentive Plans

       In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan allows the Company to grant incentive stock options non-qualified stock options and/or stock purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company's Common Stock (determined as of the date of grant of ISO) with respect to which ISO's granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. Rights to purchase shares of the Company's Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

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

       An aggregate of 150,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2001, options to purchase 98,500 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.93 per share.  An additional 51,500 shares were available for future option grants.  As of June 30, 2000 options to purchase 48,500 shares of Common Stock were issued and outstanding with a weighted average exercise price of $2.55 per share, and an additional 101,500 shares were available for future option grants.

       The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:
TABLE 2
Option/SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Frank L. Jennings	50,000	100%	$0.15	Feb. 22, 2006`

       The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:
TABLE 3
Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable
(1)Frank L. Jennings	nil	nil	50,000/nil	(3)/nil
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

(3)	As of June 30, 2001, the fair market value of the securities underlying the options was less than the exercise price of the options.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

       The following table sets forth, as of October 1, 2001 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	305,000	12.4%
"	Frank L. Jennings 6560 Gunpark Drive, Suite E Boulder, CO 80301	50,000 (2)	2.0%
"	All Officers and Directors as a Group (2 Persons)	355,000	14.2%
(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes options exercisable to purchase 50,000 shares of Common Stock at an exercise price of $0.15 per share granted February 22, 2001.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

       In fiscal 1998, a family partnership controlled by Peter Bloomquist, a former director and Chief Financial Officer of the Company, loaned to the Company the sum of $85,000 bearing interest at the rate of 12% per annum. The loan is a demand obligation and has an outstanding unpaid principal balance of $47,000.

       The Rockies Fund, Inc. is a business development company that beneficially owns approximately 1% of Global Casinos. From time to time, the Rockies Fund has advanced funds to the Company and has engaged in certain transactions with the Company.

       Effective December 31, 1998, creditors holding matured debt totaling $584,605, principal and interest, converted that amount into an aggregate of 487,172 shares of Series C Convertible Preferred Stock, having a stated value of $1.20 per share which was higher than both the market price and net tangible book value per share of the Company's common stock on the date of conversion. In this transaction, The Rockies Fund, Inc. participated to the extent of converting $287,219.89 in principal and $62,780.11 in interest into an aggregate of 291,667 shares of Series C Preferred Stock.  Subsequent to June 30, 20-01, 448,070 shares of Series C Preferred Stock were converted to debt.

       Effective October 1, 2001, the holders of 448,070 shares of Series C Preferred Stock agreed to exchange the stated value of those shares, 537,683.98, together with all accrued and unpaid dividends and interest on accrued dividends then outstanding in the aggregate amount of $103,257.84, for unsecured 7% promissory notes in the aggregate principal amount of $640,941.82. The exchange of the Series C Preferred Stock for 7% promissory notes was completed in anticipation that the promissory notes would be assigned to and assumed by OnSource Corporation as part of the spinoff dividend previously described.

       The express purpose of the conversion of the foregoing debt into Series C Preferred Stock was to cure the Company's net asset deficiency in an effort to avoid it being delisted from the NASDAQ Stock Market. Unfortunately, the Company was nevertheless delisted; from which NASDAQ decision the Company is currently appealing. In order to acknowledge that the purpose of the conversion to Series C Preferred Stock may be frustrated and, in order to protect the creditors who assisted the Company in its efforts to avoid delisting, in September 1999 the Company entered into an agreement with the holders of Series C Preferred Stock that, in the event either: (i) the Company is ultimately unsuccessful in having its NASDAQ listing restored, or (ii) there occurs a change of control of the Company, then the holders of the Series C Preferred Stock shall have the option to put the shares to the Company for redemption.  As of the date of this Annual Report, only 39,101 shares of Series C Preferred Stock remain issued and outstanding and subject to this redemption agreement.

       During fiscal 2001, The Rockies Fund, Inc. made additional advances to the Company, some of which were repaid during the course of the year. At June 30, 2001 the Company owed The Rockies Fund Inc. various amounts aggregating $360,000.

       During fiscal 2000, The Rockies Fund, Inc. made additional loans to the Company totaling $560,596. Additionally, during fiscal 2000, the Company assigned an account receivable in the amount of $43,766 and a note receivable in the amount of $80,000 and transferred marketable trading securities in the amount of $530,872 to The Rockies Fund, Inc. to reduce the principal and accrued interest on certain notes. No gain or loss was recorded as the fair market value of the account and notes receivable and the marketable trading securities approximated the fair market value of the note payable

       During fiscal 1999, The Rockies Fund, Inc. hypothecated a parcel of undeveloped commercial real property located in Colorado Springs, Colorado in order to secure the repayment of a loan obtained by the Company from Peak National Bank, the proceeds of which were used to complete the Bull Durham expansion. At June 30, 2001, a balance of $152,000 remained outstanding and unpaid under the loan from Peak National Bank.

       During fiscal 2001, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $45,000 in outstanding and unpaid fees for services into 300,000 shares of Common Stock, at a conversion value of $0.15 per share. At June 30, 2001, the Company owed Mr. Neuman's firm a total of $80,000 in accrued and unpaid legal fees.

       During fiscal 1998, Mr. Neuman, agreed to convert a total of $80,000 in outstanding and unpaid fees for services into 20,000 shares of common stock, at a conversion value of $4.00 per share and 20,000 warrants exercisable at $5.00 per share. Mr. Neuman has voluntarily surrendered the warrants to the Company for cancellation due to their lack of value.

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

*	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
*	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
*	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
*	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
*	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
**	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.
***	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
*	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
*	10.25	Warrant Agreement
****	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
*****	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
****	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
****	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
*****	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
*****	10.31	Tollgate Casino Lease and Option Agreement
*****	10.32	Equipment Lease with Plato Foufas & Co., Inc.
*****	10.33	Employment Agreement of Eric Hartsough
******	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.

_______________________________
*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.

REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2001.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: October 31, 2001	By:/s/ Frank L. Jennings Frank L. Jennings, Chief Executive/Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Chief Executive/Financial Officer & Director	October 31, 2001
/s/ Clifford L. Neuman Clifford L. Neuman	Director	October 31, 2001

INDEX TO FINANCIAL STATEMENTS
PAGE
Report of Independent Auditors	F-2
Consolidated Balance Sheet - June 30, 2001	F-3 to F-4
Consolidated Statements of Operations -Years Ended June 30, 2001 and 2000	F-5
Consolidated Statements of Stockholders' Equity - Years Ended June 30, 2001 and 2000	F-6
Consolidated Statements of Cash Flows - Years Ended June 30, 2001 and 2000	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-22

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Global Casinos, Inc.

I have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, incurred a net loss of approximately $985,000 and $835,000 during the years ended June 30, 2001 and 2000, respectively, and had a working capital deficiency of approximately $2,843,000 and $2,445,000 at June 30, 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GERALD R. HENDRICKS & COMPANY, P.C.

Westminster, Colorado
October 22, 2001

CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$ 234
Restricted cash	119
Trade receivables, net of allowance for doubtful accounts
of $89	160
Inventory	334
Current portion of notes receivable	73
Marketable trading securities	299
Other	73
Total current assets	1,292
Property, plant and equipment:
Land	518
Buildings and improvements	4,072
Equipment	1,351
5,941
Accumulated depreciation and amortization	(1,928)
4,013
Other assets:
Leasehold rights and interests and contract rights,
net of amortization of $1,746	544
Goodwill, net of amortization of $657	1,507
Hotel credits, net of impairment allowance of $485	0
Notes receivable, net of current portion, and allowance for doubtful accounts of $166	40
Other	34
2,125
$ 7,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $132 to related parties	$ 726
Accrued expenses	353
Accrued interest, including $13 to related parties	525
Other accrued liabilities	112
Current portion of long-term debt:
Related parties	518
Debt in default	1,050
Other debt	641
Deferred sales proceeds	194
Total current liabilities	4,119
Long-term debt, less current portion	4,399
Mandatory redeemable, voting, Class C preferred stock, 487,171 shares issued and outstanding	585
Commitments and contingencies
Stockholders' deficit:
Preferred stock - convertible; 10,000,000 shares authorized Class A - $2 par value, nonvoting, 96,500 shares issued and outstanding	193
Common stock - $.05 par value; 50,000,000 shares authorized; 2,146,360 shares issued and outstanding	107
Additional paid-in capital	9,435
Accumulated deficit	(11,424)
(1,688)
$ 7,414

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	Years ended June 30,
	2001	2000
Revenues:
Casino	$ 2,424	$ 3,440
Bingo	2,703	3,595
Food and beverage	222	302
Other	20	35
	5,369	7,372
Expenses:
Cost of bingo supply sales	1,233	1,609
Cost of food and beverage	377	524
Operating, general, and administrative, including $82 and $62, respectively, to related parties	3,091	5,111
Depreciation and amortization	718	864
Impairment losses	641	647
	6,060	8,755
Loss from operations	(691)	(1,383)
Other income (expense):
Interest income	11	23
Interest expense, including $49 and $37, respectively, to related parties	(451)	(437)
Gain on investment in subsidiary	0	798
Gain on asset disposal	29	-
Realized gain on the sale of marketable trading securities	260	654
Adjustment to market value of marketable trading securities	(143)	(511)
	(294)	527
Loss before extraordinary item	(985)	(856)
Extraordinary item:
Gain from debt restructuring	0	21
Net loss	(985)	(835)
Dividends on Class B and Class C preferred stock	(191)	(260)
Net loss available to common stockholders	$ (1,176)	$ (1,095)
Loss per share - basic and diluted:
Loss before extraordinary item	$ (0.72)	$ (0.72)
Extraordinary item	0.00	0.01
Net income (loss) available to common stockholders	$ (0.72)	$ (0.71)
Weighted average shares outstanding	1,636,348	1,546,360

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2001 AND 2000
(amounts in thousands, except shares)
	Preferred Stock						Additional	Accumu-
	Class A		Class B		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 1999	96,500	$ 193	296,329	$ 3	1,546,360	$ 77	$ 12,335	$ (9,152)	3,456
Redemption of Class B preferred stock			(51,757)	(1)			(517)		(517)
Dividends on Class B preferred stock								(217)	(217)
Dividends on Class C preferred stock								(43)	(43)
Net loss								(835)	(835)
Balances at June 30, 2000	96,500	193	244,572	2	1,546,000	77	11,818	(10,247)	1,844
Redemption of Class B preferred stock			(51,015)				(510)		(510)
Class B shares redeemed in debt conversion			(193,557)	(2)			(1,933)		(1,935)
Common stock issued in debt conversion					600,000	30	60		90
Dividends on Class B preferred stock								(150)	(150)
Dividends on Class C preferred stock								(41)	(41)
Net loss								(985)	(985)
Balances at June 30, 2001	$97,000	$ 193			2,146,000	$ 107	$ 9,435	$ (11,423)	$ (1,688)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (985)	$ (835)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	718	864
Provision for doubtful accounts	-0-	45
Provision for inventory reserve	16	-
Net gain on sales of marketable trading securities	(260)	(654)
Adjustment to market value of marketable trading
securities	143	(511)
Extraordinary gain from extinguishment of debt	-0-	(21)
Impairment losses	641	647
Non-cash compensation	-0-	9
Gain on sale of subsidiary	-0-	(798)
Changes in operating assets and liabilities, net of
effects of acquisitions and dispositions:
Accounts receivable	105	11
Inventory	(49)	(27)
Purchases of marketable trading securities	(1,001)	(2,733)
Sales of marketable trading securities	1,612	2,397
Accounts payable	116	239
Accrued expenses	(415)	151
Accrued interest	111	143
Other	(12)	(11)
	1,723	773
Net cash provided by (used in) operating
activities	738	(62)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and
equipment	(58)	(102)
Collections on notes receivable	69	65
Sale of assets	115	4
Deferred sales proceeds	194	-0-
Net cash provided by (used in) operating activities	320	(33)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	$ (343)	$ (787)
Issuances of debt	125	1,329
Redemption of Class B preferred stock	(510)	(518)
Dividends on Class B and Class C preferred stock	(150)	(260)
Net cash used in financing activities	(878)	(236)
Net increase (decrease) in cash	180	(331)
Cash at beginning of year	174	505
Cash at end of year	$ 354	$ 174
Supplemental cash flow information:
Cash paid for interest	$ 335	$ 331
Cash paid for dividends	$ 150	$ 219
Supplemental disclosure of non-cash investing and
financing activities:
Current liabilities converted to common stock, related parties	$ 90	$ -0-
Accrued and unpaid dividends on preferred stock	$ 41	$ 41
Class B preferred stock converted to debt	$1,935	$ -0-
Fixed assets acquired through long-term debt	$ -0-	$ 374
Assignment of marketable trading securities and
accounts and notes receivable to a related party in
lieu of payment on long-term debt	$ -0-	$ 655

See accompanying notes.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Consolidation

Global Casinos, Inc. (the "Company"), a Utah corporation, develops and operates gaming casinos and distributes bingo supplies and leases bingo facilities. The consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
ONSOURCE CORPORATION ("OnSource"), a Delaware corporation, was organized to own and operate Global Alaska Industries and Global Central. Subsequent to year end, the Company announced its intention to spin off OnSource to Global's stockholders.

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

GLOBAL ALASKA INDUSTRIES ("Global Alaska"), an Alaska corporation, which acquired Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska on August 1, 1997 (Note 2). ABS is primarily engaged in the distribution of a full line of bingo and bingo-related products. ABS products are sold in Alaska to non-profit organizations and municipalities that use the products for fund-raising purposes. ABS also receives rent income from the leasing of space to bingo hall operators. Certain of the bingo halls are managed by the wife of the previous owner of ABS.

WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino ("Lillie's") in Deadwood, South Dakota through June 30, 1995.

GLOBAL CENTRAL, a Colorado corporation, began the operation of the Tollgate Saloon & Casino, located in the limited stakes gaming district in Central City, Colorado, in August 1999 and closed the casino in July 2000. ( Note 7)

GLOBAL PELICAN N.V. ("Global Pelican"), a St. Maarten Limited Liability Company which operated the Pelican Casino on the island of St. Maarten in the Dutch Netherlands Antilles. The Company disposed of its investment in Global Pelican in December 1999 (Note 2).

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

       Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of approximately $985,000 and $835,000 during the years ended June 30, 2001 and 2000, respectively, and had working capital deficiencies of approximately $2,843,000 and $2,445,000 at June 30, 2001 and 2000, respectively. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Operating expenses have been reduced and management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates and reduce payment amounts. The Company continues to explore methods to increase profitability; however, there can be no assurances that management will be successful in their efforts.

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

       Revenue Recognition

In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Sales of bingo-related products are recognized when products are shipped. Rental revenue is recognized as it becomes due. Marketable trading securities are accounted for on a trade date basis. Where possible, realized gains and losses on the sales of marketable trading securities are determined using the specific identification method. If the specific identification method cannot be utilized, realized gains and losses are determined using the first-in, first-out method.

       Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $26,000 and $40,000 for the years ended June 30, 2001 and 2000, respectively.

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

Marketable securities are transacted on either a cash or margin basis. In margin transactions, the Company is extended credit that is collateralized by cash and securities in the Company's account. The Company is required to maintain margin collateral in compliance with various regulatory and other guidelines, and make adjustments of collateral levels in the event of excess market exposure. Obligations under margin transactions are recorded as a current liability and aggregated $114,000 at June 30, 2001 and $406,000 at June 30, 2000.

       Property, Plant and Equipment

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

During the year ended June 30, 2001, the Company recognized an impairment expense of $639,000 due to a reduction in the estimated realizable value of leasehold rights and certain hotel credits. During the year ended June 30, 2000, the Company recognized an impairment expense of $647,000 due to a reduction in the estimated realizable value of certain equipment, hotel credits, and land held for sale.

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

       Loss Per Share

Basic loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the entity. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 2001 and 2000 as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

       Risk Considerations

ALASKA BINGO SUPPLY Trade receivables are due from ABS bingo supply customers. ABS grants credit, generally without collateral, to its customers. During 2001 and 2000, approximately 16% of bingo sales were attributed to two significant customers.

Approximately 22% and 28% of ABS's bingo product supply purchases were from a third party supplier during 2001 and 2000, respectively. Management believes that other suppliers could provide similar products with comparable terms. A change in suppliers, however, could cause delays and possible loss of sales that would affect ABS operating results adversely.

       Impact of Recently Issued Accounting Pronouncements

Commencing in fiscal year 2002, the Company will follow the newly issued Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. The Company has not fully evaluated the impact of this recent pronouncement; however, management believes that this pronouncement may have a significant impact on the Company's financial statements.

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

Effective June 30, 2001, 193,557 shares of the Class B preferred stock and $467,000 of indebtedness were converted into an installment note payable with a principal balance of $2,385,000. The note bears interest at 9% and requires monthly payments of $43,000. It is collateralized by the common stock of ABS.

       Pelican Casino

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

3.       NOTES RECEIVABLE

At June 30, 2001, notes receivable consist of the following (in thousands):

6.5% note receivable, monthly interest and principal payments of $6,569 until December 2002, at which time the unpaid balance is due. The note is collateralized by a deed of trust on real property, fixtures, and improvements.

$ 113
Non-interest bearing note, originally due December 1995, in default, collateralized by 20,000 shares of the Company's common stock owned by this individual	145
10% note receivable, interest and principal payments of $800 due monthly, unpaid principal and interest due December 1, 2001, in default	21
279
Allowance for doubtful collections	(166)
113
Less current portion	(73)
$ 40

The allowance for doubtful collections is maintained at amounts estimated necessary to reduce the carrying value of notes receivable to their net realizable value. These estimates are based on management's assessment of the borrowers' financial condition and the underlying value of collateral. During the year ended June 30, 2001, no changes were made to these estimates. During the year ended June 30, 2000, the Company increased the allowance for doubtful collections by $26,000.

Interest income relating to the notes receivable was approximately $10,000 and $15,000 for the years ended June 30, 2001 and 2000, respectively.

4.       LONG-TERM DEBT

At June 30, 2001, long-term debt consists of the following (in thousands):
Related parties:

Unsecured obligations to related parties, bearing interest at 8%
to 12%, due on demand, convertible in whole or in part to common stock at the option of the holder at any time at a conversion price of
$5.00 per share.

$ 518
Debt in Default:
Unsecured loans, interest at 10% to 15%, in default.	100
Secured convertible note, collateralized by the Company's equity in certain Casinos USA property, interest at 7%, in default. The note is convertible in whole or in part to common stock at the option of the holder at any time prior to the note's maturity at a conversion price of $10.00 per share.	501
Unsecured convertible notes, in default, default interest at 12%.
Notes are convertible in whole or in part, at the option of the holder, to common stock at a conversion price of $5.00 per share. Upon the effective date of a registration statement registering the underlying shares of common stock, notes will automatically convert.	136
Secured notes, collateralized by certain gaming equipment, interest at 12%, in default	313
Other Debt:
Installment note payable to the former owner of ABS, collateralized by the common stock of ABS, payable in monthly installments of $43,000, including interest at 9%, due in 2007.	2,385
Mortgage payable to third party, collateralized by real estate, interest at 7%, monthly payments of $5,210 plus annual payments of 37.5% of available Bull Durham net cash flow, as defined, due in 2004.	730
Mortgages payable to third parties, collateralized by real estate, interest at 9.2%, monthly payments of $9,288 plus annual payments of 12.5% of available Bull Durham net cash flow, as defined, due in 2004.	1,091
Unsecured loans, interest at 10% to 15%, due on demand.	181
Unsecured obligations, non-interest bearing, annual payments of 50% of available Bull Durham net cash flow, as defined, due in 2004.	55
Mortgages payable to third parties, collateralized by real estate, interest at 7%, monthly payments of $2,119, due in 2004.	302
Secured notes, collateralized by real estate pledged by a related party, variable interest (11.5% at June 30, 2001), monthly payments of $5,000, due through 2004.	152
Secured notes, interest at 10.75%, monthly payments of $4,810, collateralized by certain gaming equipment, due through 2004.	137
Other installment loans and leases, collateralized by equipment.	7
6,608
Less current portion of long-term debt	(641)
Less debt in default	(1,050)
Less related party	(518)
$ 4,399

Scheduled maturities of long-term debt for the years ending June 30 are as follows (in thousands)
2002	$2,209
2003	501
2004	2,537
2005	420
2006	450
Thereafter	491
Total	$6,608

During the year ended June 30, 2000, a non-interest bearing note payable with a principal balance of $73,424 was extinguished when a cash payments in the amount of $52,858 was paid, resulting in an extraordinary gain of $20,566.

5.       STOCKHOLDERS' EQUITY

       Class B Preferred Stock

During 1998 and in conjunction with the acquisition of Alaska Bingo Supply (Note 2), the Company issued a new series of convertible preferred stock, Class B preferred stock. Each share of Class B preferred stock was convertible, at the option of the holder, into one share of the Company's common stock at any time commencing the earlier of (i) one year from the date of issue or (ii) upon the effective date of a registration statement registering the shares of the Company's common stock that would be issuable upon such conversion. No more than 311,550 shares of common stock may be converted without the approval of the Company's shareholders.

The Company has the option, but not the obligation, to redeem all or any portion of the Class B preferred stock at a redemption price of $10.00 per share. However, if certain minimum periodic preferred stock redemption do not occur, the conversion price changes from $10.00 per share to the current market price, as defined. Holders of the Class B preferred stock are entitled to receive an annual dividend payable at the rate of 8% per annum. For the year ended June 30, 2000, the Company redeemed 51,757 shares of Class B preferred stock and paid $218,971 in dividends. For the year ended June 30, 2001, the Company redeemed 51,015 shares of Class B preferred stock and paid $150,000 in dividends.

Effective June 30, 2001, all of the outstanding shares of Class B preferred stock (193,557 shares) were converted into a promissory note.  (See Note 2)

       Class C Preferred Stock

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

In January 1999, principal of $487,220 and accrued interest of $97,385 were converted to 487,172 shares of Class C preferred stock. Included in the conversion were $258,870 and $46,395 in principal and accrued interest, respectively, owed to related parties. Accrued expenses at June 30, 2001 include $100,000 in accrued dividends of which $85,000 is due to related parties.

In September 1999, the Company entered into an agreement with the holders of the Class C preferred stock that in the event of certain transactions, the holders have the option to put the shares to the Company for redemption.

In October 1995, Casinos USA filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1997, the Court approved the Company's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered. In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders to purchase from Casinos USA an amount of common stock so that, immediately after exercise, the warrant holders would own 80% of the common stock. The warrants are exercisable at any time through the earlier of January 17, 2004, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of Casino U.S.A.'s assets, or a merger, recapitalization, refinance, or other restructuring (a "capital event"). The warrant holders are entitled to call a vote as to whether any capital event should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 2001.

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

7.       SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company announced its intention to transfer its ownership of Global Alaska and Global Central to its stockholders via a stock dividend. The Company has formed a wholly-owned subsidiary, OnSource Corporation, to act as a holding company for the common stock of Alaska and Central.

The Company has established August 6, 2001 as the record date for determining the stockholders entitled to receive the stock dividend. Stockholders of the Company will be eligible to receive one share of OnSource for every ten shares of common stock of Global beneficially owned as of the record date. The spin-off is subject to a registration statement being declared effective by the Securities and Exchange Commission and being qualified under the applicable securities laws of the various states.

8.       COMMITMENTS AND CONTINGENCIES

       Leases and rental operations

ABS leases from unrelated third parties a building that has been configured and maintained for use as a bingo hall. The lease expires in August 2004, with the option to extend the lease for one additional three-year period. The lease payments are based on the Anchorage consumer price index. Monthly rent payments approximate $19,000 over the remaining term of the lease.

The Company subleases the premises on a month-to-month basis to charitable groups that operate bingo games at the locations. The operations of these charitable groups are managed by a company controlled by the wife of the previous owner of ABS. Under the sublease arrangements, the Company leases furniture and bingo equipment to the charitable organizations and the charitable groups purchase bingo supplies from the Company for use in their operations.

The Company leases from the previous owner of ABS office and warehouse facilities under a non-cancelable operating lease, which expires July 2004. The Company has options to extend the lease for two additional one-year periods; lease payments are subject to increase based on the Anchorage consumer price index and approximate $4,000 per month. Through June 30, 2001, the Company also leased a computer system for $1,000 per month.

Future minimum lease payments for the years ending June 30, are as follows (in thousands):
	Office	Bingo Halls	Total

2002	60	240	300
2003	60	240	300
2004	60	240	300
2005	5	40	45
	$ 185	$ 760	$ 945

Rent expense for the years ended June 30, 2001 and 2000, was approximately $290,000 and $534,000, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets at June 30, 2001 are comprised mainly of net operating loss carryforwards of approximately $2,634,000. The valuation allowance was increased by approximately $556,000 during 2001 to reserve the deferred tax assets in their entirety.

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2001	2000
Statutory federal income tax rate	34%	34%
Effect of net operating loss not utilized	(34)	(34)
	-%	-%

At June 30, 2001, the Company had net operating loss carry forwards of approximately $7,750,000 available to reduce future taxable income. The net operating loss carry forwards expire in the years ending June 30 as follows (in thousands):

2009	$ 2,388
2010	1,217
2011	518
2012	790
2013	1985
2014	316
2015	536
$ 7,750

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carryforwards in the years following the change in ownership. Therefore, it is possible that the Company's utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership. No determination has been made as of June 30, 2001, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

10.       STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The Company has reserved 150,000 shares of common stock for issuance under these Plans. The options expire five years from the date of grant or upon termination of employment.  During the year ended June 30, 2001, the Company granted 50,000 options to its president.

                    The following number of stock options associated with these Plans is as follows (in thousands):
	Stock Incentive	Directors	Total
Outstanding at June 30, 1999	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2000	-	48	48
Granted	-	50	50
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2001	-	98	98

The weighted average exercise price for the Stock Incentive Plan during the year ended June 30, 2001 was $0.93 and during the year ended June 30, 2000 was $2.55.

The following pro forma net loss and earnings per share for 2001 and 2000 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2001	2000
Loss- reported (in thousands)	$(1,176)	$(1,095)
Loss- pro forma (in thousands)	$(1,183)	$(1,095)
Loss per share - reported	$ (0.72)	$ (0.71)
Loss per share - pro forma	$ (0.72)	$ (0.71)

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

The following table sets forth financial information for the Company's foreign and domestic operations for the years ended June 30, 2001 and 2000 (in thousands):
		Bingo	Bingo Hall
	Casino	Products	Leasing	Other	Total
2001
Revenue	$2,662	$2,222	$ 480	$ 5	$5,369
Interest expense	287	34	-	130	451
Depreciation and amortization	258	165	251	44	718
Realized and unrealized gains
and (losses)	-	-	-	117	117
Net income (loss)	(224)	4	(463)	(294)	(985)
Identifiable assets	4,448	2,057	660	249	7,414
Capital expenditures	53	5	-	-	58

2000
Revenue	$3,761	$2,937	$ 674	$ -	$7,372
Interest expense	227	25	-	185	437
Depreciation and amortization	383	175	251	55	864
Impairment loss	447	-	-	200	647
(Gain)/loss on investment in
subsidiary	(798)	-	-	-	(798)
Realized and unrealized gains
and (losses)	(213)	-	-	356	143
Extraordinary items	-	-	-	21	21
Net income (loss)	(16)	29	(10)	(1,079)	(835)
Identifiable assets	5,152	2,270	1,362	502	9,286
Capital expenditures	491	2	-	4	497

Since 1999, all of the Company's operations have been located in the United States of America. Prior to that time, the Company operated casinos in certain foreign locations.

 12.       401(k) SAVING AND PROFIT SHARING PLAN

On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for the employees of the Bull Durham Casino and Alaska Bingo Supply that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Service restrictions. The Company matches an amount equal to 100% of each participant's contribution to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2001 and 200 were $27,000 and $14,000, respectively.

13.       RELATED PARTY TRANSACTIONS

In addition to the related party transactions discussed in Notes 2, 4, 5 and 10 the following related party transactions occurred during the year ended June 30, 2000. The Company assigned an account receivable in the amount of $43,766 and a note receivable in the amount of $80,000 and $530,872 of marketable trading securities to a related party to reduce principal and accrued interest of notes payable to the related party. No gain or loss was recognized on these transactions as the fair market value of the accounts receivable, the note receivable and the marketable trading securities approximated the fair market value of the note payable. During the years ended June 30, 2001 and 2000, the Company incurred approximately $82,000 and $55,000, respectively, in fees from related parties.