Form 10QSB
period 2001-09-30
GLOBAL CASINOS INC
filed 2001-11-19
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from to

Commission file number 0-15415

GLOBAL CASINOS, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

6560 Gunpark Drive, Suite E, Boulder, Colorado 80301
(Address of Principal Offices)                (Zip Code)

Registrant's telephone number, including area code:     (303) 527-2903
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [ X ] No [ ]

As of November 14, 2001, the Registrant had 2,451,348 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and its results of operations for the three-month periods ended September 30, 2001 and 2000 and its cash flows for the three-month periods ended September 30, 2001 and 2000. The Company's balance sheet as of June 30, 2001 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2001 and June 30, 2001
(in thousands, except share data)

	September 30,	June 30,
	2001	2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 236	$ 234
Cash in escrow	-	119
Trade receivables, net of allowance for doubtful accounts of $89	178	160
Inventory	283	318
Current portion of notes receivable	73	73
Marketable trading securities	147	299
Other	155	73
Total current assets	1,072	1,276
Land, building and improvements and equipment:
Land	518	518
Building and improvements	4,072	4,072
Equipment	1,384	1,351
	5,974	5,941
Accumulated depreciation	(1,950)	(1,928)
	4,024	4,013
Other assets:
Leasehold rights and interests and contract rights, net of amortization of
$1,866 and $1,838, respectively	424	452
Goodwill, net of amortization of $565	1,599	1,599
Hotel credits, net of impairment allowance of $468	-	-
Notes receivable, net of current portion	40	41
Other	3	33
	2,066	2,125

	$ 7,162	$ 7,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $134 and $132 to a related parties	$ 640	$ 726
Accrued expenses	444	352
Accrued interest, including $15 and $13 to related parties	547	525
Other current liabilities	111	112
Current portion of long-term debt:
Related Parties	518	518
Debt in default	1,050	1,050
Other Debt	646	641
Deferred sales proceeds	-	194
Total current liabilities	3,956	4,118
Long-term debt, less current portion	4,366	4,399
Mandatory redeemable convertible, nonvoting, Class A preferred stock,
- $2 par value, 96,500 shares issued and outstanding	193	193
Mandatory redeemable, voting, Class C preferred stock,
487,171 shares issued and outstanding	585	585
Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized
Common stock - $.05 par value; 50,000,000 shares authorized;
2,451,348 shares issued and outstanding	123	107
Additional paid-in capital	9,546	9,435
Accumulated deficit	(11,607)	(11,423)
	(1,938)	(1,881)
	$ 7,162	$ 7,414

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended September 30, 2001 and 2000
(in thousands, except share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2001	2000
Revenues:
Casino	$ 667	$ 689
Bingo	591	666
Food and beverage	17	71
Other	-	11
	1,275	1,437
Expenses:
Cost of sales	295	402
Operating, general, and administrative	775	781
Depreciation and amortization	100	193
	1,170	1,376
Income from operations	105	61
Other income (expense):
Interest income	-	3
Interest expense	(126)	(120)
Gain on disposal of asset	-	6
Realized gain (loss) on sale of marketable securities	(54)	127
Adjustment to market value of marketable securities	(99)	52
	(279)	68
Net income (loss)	(174)	129
Dividends on preferred stock	(10)	(59)
Net income (loss) available to common stockholders	$ (184)	$ 70
Earnings (loss) per common share - basic and diluted:	$ (0.08)	$ 0.04
Weighted average shares outstanding	2,196,000	1,546,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2001 and 2000
(in thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$ (76)	$ 213
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(33)	-
Collections on note receivable	18	17
Purchases of marketable trading securities	(159)	(395)
Sales of marketable trading securities	160	469
Other	-	15
Net cash provided (used) by investing activities	(14)	106
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	123
Debt principal payments	(27)	(205)
Redemption of Class B preferred stock	-	(135)
Payment of dividends on Class B preferred stock	-	(48)
Net cash used in financing activities	(27)	(265)
Net increase (decrease) in cash	(117)	54
Cash at beginning of period	353	174
Cash at end of period	$ 236	$ 228
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 104	$ 91
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Dividends accrued on Class C preferred stock	$ 10	$ 10
Accrued expenses converted to common stock	$ 36	$ -

See accompanying notes

1.     ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months ended September 30, 2001 and 2000 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

At September 30, 2001, and for the three months ended September 30, 2001 and 2000, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

ONSOURCE CORPORATION ("OnSource"), a Delaware corporation, was organized to own and operate Global Alaska Industries and Global Central. The Company has announced its intention to spin off OnSource to Global's stockholders.

2.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Financial Accounting Statements Board recently issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings on a periodic basis.

We adopted Statement No. 142 effective July 1, 2001, the first day of our fiscal year. Accordingly, this quarterly report differs from our previous quarterly and annual reports in that we ceased amortization of the goodwill associated with our acquisition of Alaska Bingo Supply. We had previously recorded goodwill of $2,165,000 and as of June 30, 2001, had recorded accumulated amortization of $565,000. The estimated useful life of the goodwill was 15 years with an annual amortization expense of $144,000. We will continue to periodically evaluate the goodwill for impairment.

In addition, we previously recorded intangible leasehold and contract rights of $1,771,000 related to the ABS acquisition. The estimated useful life of these intangibles was eight years and accumulated amortization at June 30, 2001 was $1,319,000, including an impairment allowance of $452,000. We have continued to amortize the leasehold and contract rights at the annual rate of $110,000.00

3.     EARNINGS PER SHARE

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

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months ended September 30, 2001 and 2000, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

4.     STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2001, the Company issued 305,000 shares of common stock to various creditors. Stock issuance costs of $90,000 were recorded in connection with the stock issuance.

5.     SEGMENT INFORMATION

The Company operates in three separate lines of business: the casino gaming industry, the distribution of bingo products, and the leasing of a bingo hall. Each reportable segment is a strategic business unit that offers different products and services. The bingo-related segments are managed together to realize synergies in employment and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on profit or loss from operations.

Following is a tabulation of business segment information for the three months ended September 30, 2001 and 2000 (in thousands):
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2001
Revenue	$ 684	$ 462	$129	$ 0	$1,275
Interest expense	50	44	0	32	126
Depreciation and amortization	60	13	27	0	100
Realized and unrealized gains	0	0	0	(153)	(153)
Net income (loss)	43	(27)	42	(142)	(84)
Identifiable assets	4,180	2,081	632	269	7,162
Capital expenditures	0	33	0	0	33
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2000
Revenue	$ 764	$ 538	$129	$ 6	$1,437
Interest expense	81	7	0	32	120
Depreciation and amortization	66	113	0	14	193
Realized and unrealized gains	0	0	0	180	180
Net income (loss)	152	(51)	58	(30)	129
Identifiable assets	5,169	3,501	0	428	9,098
Capital expenditures	0	0	0	0	0

The Company previously disposed of all its foreign assets and operations. During the last two years it has operated only in the United States of America.

6.     SUBSEQUENT EVENTS

Subsequent to September 30, 2001, stockholders owning 448,070 shares of Series C preferred Stock agreed to convert the shares into promissory notes with a principal amount of $538,000, bearing interest at 7%, and due in October, 2003.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2001, our consolidated financial statements consisted mainly of the following: the Bull Durham Saloon & Casino in Black Hawk, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Tollgate Saloon & Casino in Central City ceased operations on August 1, 2000.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season. ABS enjoys its strongest season during the winter when harsh conditions curtail outdoor activities.

Results of Operations - Three Months Ended September 30, 2001 Compared to the Three Months ended Three 30, 2000

We recognized a net loss of $(147,000) for the three months ended September 30, 2001 compared to net income of $70,000 for the same period in 2000. Our operations in 2000 included operation of the Tollgate Casino (ceased operations August 1, 2000). The restructuring of our operations impacts the comparison of the 2001 period verses the 2000 period.

Revenues

Our revenues are generated primarily from casino operations, sales of bingo and pull-tabs products, and rental income. Revenues for the three months ended September 30, 2001 were $1,275,000 compared to $1,437,000 for the 2000 period, a decrease of $162,000 or 11%.

Bull Durham's revenues decreased $9,000 to $684,000 for the three months ended September 30, 2001 compared to $693,000 for the same period in 2000. Later this year, the Bull Durham will face increased competition from the opening of a new casino in Black hawk. The new casino will be much larger than the Bull Durham and may take customers from the Bull Durham.

Alaska Bingo's revenues decreased $76,000 to $591,000 for the three months ended September 30, 2001 c ompared to $667,000 for the period in 2000, or a decrease of 11%. The decrease is primarily related to increased competition in our marketplace. We believe that in the near term our operating profit will be less than we have been able to achieve historically, as we experience increasing competitive pressures in Alaska.

Expenses

Cost of sales decreased $107,000 to $295,000 for the three months ended September 30, 2001 compared to $402,000 for the same period in 2000. The decrease corresponds with our decreased revenues. The gross margin percent increased from 71% in 2000 to 77% in 2001.

Operating, general, and administrative expenses decreased $96,000 to $685,000 for the three months ended September 30, 2001 compared to $781,000 for the same period in 2000. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors.

Depreciation and amortization costs decreased $93,000 to $100,000 for the three months ended September 30, 2001 compared to $193,000 for 2000. The decrease is due partly to the implementation of Statement of Financial Accounting Standard No. 142 and partly because the Casinos USA's goodwill was fully amortized in the prior year.

Other

Other income, net of expenses, changed from other income of $68,000 in 2000 to other expense of ($279,000) for the three months ended September 30, 2001, a decrease of ($347,000). In 2001, our marketable securities portfolio suffered losses of $153,000 compared to gains of $179,000 in 2000. We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition. Interest expense remained relatively constant for the three months ended September 30, 2001 compared to the same period in 2000.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,750,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when ownership changes in excess of 50% of outstanding shares. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

We constantly monitor stock market conditions as we rely on realized gains from our marketable securities to fund our working capital needs. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At September 30, 2001, we had marketable trading securities that totaled approximately $147,000. Portions of these securities were purchased in our margin account and we had a corresponding margin liability of $68,000. Should there be a sudden downturn in the stock market, we could experience a significant adverse impact on our financial condition.

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

Our working capital deficiency increased by ($43,000) to $(2,885,000) at September 30, 2001, from $(2,842,000) at June 30, 2001.

At September 30, 2001, we owed debt in the amount of approximately $1,050,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

Cash used by operating activities was $(76,000) for the three months ended September 30, 2001. For the same period in 2000, operating activities provided net cash of $213,000.

Cash flows used in financing activities decreased $238,000 to $(27,000) for the three months ended September 30, 2001, compared to cash used of 265,000 in 2000. Most of the net cash used in financing activities went to the redemption of Class B preferred stock and payment of dividends thereon. Effective June 30, 2001, the Class B preferred stock was converted into long-term debt.

During the quarter ended September 30, 2001, the Company issued 305,000 shares of common stock to various creditors. Stock issuance costs of $90,000 was recognized in connection therewith. In October, 2001, stockholders owning 448,070 shares of Class C preferred stock agreed to convert the shares into promissory notes with a principal amount of $538,000.

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

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

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
GLOBAL CASINOS, INC.
Date: November 19, 2001	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer