Form 10QSB/A
period 2001-09-30
GLOBAL CASINOS INC
filed 2001-11-19
CIK 727346

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

Results of Operations - Three Months Ended September 30, 2001 Compared to the Three Months ended Three 30, 2000
We recognized a net loss of $(184,000) for the three months ended September 30, 2001 compared to net income of $70,000 for the same period in 2000. Our operations in 2000 included operation of the Tollgate Casino (ceased operations August 1, 2000). The restructuring of our operations impacts the comparison of the 2001 period verses the 2000 period.

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