Form 10QSB
period 2001-12-31
GLOBAL CASINOS INC
filed 2002-02-19
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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
_____________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [ ]

As of February 5, 2002, the Registrant had 2,451,348 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and its results of operations for the three-month and six-month periods ended December 31, 2001 and 2000 and its cash flows for the six-month periods ended December 31, 2001 and 2000. The Company's balance sheet as of June 30, 2001 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and June 30, 2001
(in thousands, except share data)
	December 31,	June 30,
	2001	2001
	(unaudited)	__________
ASSETS

Current assets:
Cash and cash equivalents	$ 284	$ 234
Cash in escrow	-	119
Trade receivables, net of allowance for doubtful accounts of $89	149	160
Inventory	276	318
Current portion of notes receivable	77	73
Marketable trading securities	36	299
Other	82	73
Total current assets	904	1,276

Land, building and improvements and equipment:
Land	518	518
Building and improvements	4,072	4,072
Equipment	1,418	1,351
	6,008	5,941
Accumulated depreciation	(2,072)	(1,928)
	3,936	4,013
Other assets:
Leasehold rights and interests and contract rights, net of amortization of
$1,893 and $1,838, respectively	397	452
Goodwill, net of amortization of $565	1,599	1,599
Hotel credits, net of impairment allowance of $385	-	-
Notes receivable, net of current portion	-	41
Other	36	33
	2,032	2,125
	$ 6,872	$ 7,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $197 and $132 to a related parties	$ 602	$ 726
Accrued expenses	195	352
Accrued interest, including $15 and $13 to related parties	549	525
Current portion of long-term debt:
Related Parties	980	518
Debt in default	1,034	1,050
Other Debt	661	641
Deferred sales proceeds	-	194
Other current liabilities	119	112
Total current liabilities	4,140	4,118
Long-term debt, less current portion	4,179	4,399
Mandatory redeemable convertible, nonvoting, Class A preferred stock,
- $2 par value, 96,500 shares issued and outstanding	193	193
Mandatory redeemable, voting, Class C preferred stock,
39,101 shares and 487,171 shares issued and outstanding	47	585
Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized
Common stock - $.05 par value; 50,000,000 shares authorized;
2,451,348 shares and 2,154,000 issued and outstanding	123	107
Additional paid-in capital	9,655	9,435
Accumulated deficit	(11,465)	(11,423)
	(1,687)	(1,881)
	$ 6,872	$ 7,414
Long-term debt, less current portion	4,179	4,399
Mandatory redeemable convertible, nonvoting, Class A preferred stock,
- $2 par value, 96,500 shares issued and outstanding	193	193
Mandatory redeemable, voting, Class C preferred stock,
39,101 shares and 487,171 shares issued and outstanding	47	585
Stockholders' deficit:
Preferred stock - 10,000,000 shares authorized
Common stock - $.05 par value; 50,000,000 shares authorized;
2,451,348 shares and 2,154,000 issued and outstanding	123	107
Additional paid-in capital	9,655	9,435
Accumulated deficit	(11,465)	(11,423)
	(1,687)	(1,881)
	$ 6,872	$ 7,414

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended December 31, 2001 and 2000
(in thousands, except share data)
(Unaudited)
	Three Months Ended
	December 31,	December 31,
	2001	2000
Revenues:
Casino	$ 583	$ 526
Bingo	617	753
Food and beverage	15	49
Other	-	2
	1,215	1,330
Expenses:
Cost of sales	300	416
Operating, general, and administrative	829	823
Depreciation and amortization	110	200
	1,239	1,439

Income from operations	(23)	(109)
Other income (expense):
Interest income	3	3
Interest expense	(139)	(118)
Gain on disposal of asset	195	-
Realized gain (loss) on sale of marketable securities	132	2
Adjustment to market value of marketable securities	(36)	(79)
	155	(192)
Net income (loss)	132	(301)
Dividends on Class B and C preferred stock	-	(55)
Net income (loss) available to common stockholders	$ 132	$ (356)
Earnings (loss) per common share - basic and diluted:	$ 0.05	$ (0.23)
Weighted average shares outstanding	2,451,000	1,546,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months ended December 31, 2001 and 2000
(in thousands, except share data)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2001	2000
Revenues:
Casino	$ 1,250	$ 1,215
Bingo Food and beverage	1,208	1,418
	33	120
Other	-	13
	2,491	2,766
Expenses:
Cost of sales	595	817
Operating, general, and administrative	1,604	1,605
Depreciation and amortization	210	393
	2,409	2,815

Income from operations	82	(49)
Other income (expense):
Interest income	3	6
Interest expense	(265)	(238)
Gain on disposal of asset	195	6
Realized gain (loss) on sale of marketable securities	78	129
Adjustment to market value of marketable securities	(135)	(26)
	(124)	(123)
Net income (loss)	(42)	(172)
Dividends on Class B and C preferred stock	-	(114)
Net income (loss) available to common stockholders	$ (42)	$ (286)
Earnings (loss) per common share - basic and diluted:	$ (0.02)	$ (0.18)
Weighted average shares outstanding	2,323,000	1,546,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six months Ended December 31, 2001 and 2000
(in thousands)
(Unaudited)
	Six Months Ended
	December 31,	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$ 87	$ (284)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(68)	-
Deferred sales proceeds	-	195
Collections on note receivable	36	15
Issuance of note receivable and other	-	(51)
Purchases of marketable trading securities	(215)	(559)
Sales of marketable trading securities	422	1,324
Net cash provided by investing activities	175	924
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	248
Debt principal payments	(240)	(385)
Net payments to affiliates	(92)	-
Redemption of Class B preferred stock	-	(275)
Payment of dividends on Class B preferred stock	-	(104)
Net cash used in financing activities	(332)	(516)
Net increase (decrease) in cash	(70)	124
Cash at beginning of period	354	174
Cash at end of period	$ 284	$ 298
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 240	$ 203
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class C preferred stock for debt	$ 640	$ -
Conversion of debt into common stock	$ 89	$ -
Equipment acquired in exchange for debt	$ 23	$ -
Dividends accrued on Class C preferred stock	$ -	$ 10

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS

1.     ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months and six months ended December 31, 2001 and 2000 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

At December 31, 2001, and for the six months ended December 31, 2001 and 2000, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

GLOBAL CENTRAL, INC., a Colorado corporation, which owns and operates the Tollgate Saloon & Casino ("Tollgate"), located in the limited stakes gaming district of Central City, Colorado. On August 1, 2000, the Company ceased operating the Tollgate Saloon & Casino.

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

In addition, we previously recorded intangible leasehold and contract rights of $1,771,000 related to the ABS acquisition. The estimated useful life of these intangibles was eight years and accumulated amortization at June 30, 2001 was $1,319,000, including an impairment allowance of $452,000. We have continued to amortize the leasehold and contract rights at the annual rate of $110,000.

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

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three-month and six-month periods ended December 31, 2001 and 2000, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

4.     STOCKHOLDERS' EQUITY

During the six months ended December 31 2001, stockholders owning 448,070 shares of Series C preferred stock converted their shares into promissory notes with an aggregate principal balance of $640,000. The new notes bear interest at 7% and are due in October 2003. The remaining 39,101 shares of Series C preferred stock are owned by one stockholder who is currently considering the conversion offer.

During the six months ended December 31, 2001, the Company issued 305,000 shares of common stock. The stock was issued in exchange for certain notes payable with an aggregate balance of $87,000 plus accrued interest; for settlement of litigation regarding the Woodbine property rights; and for settlement of other creditor claims. Stock issuance costs of $90,000 were recorded in the transactions.

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

Following is a tabulation of business segment information for the six months ended
December 31, 2001 and 2000 (in thousands):
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2001
Revenue	$1,283	$950	$258	--	$2,491
Interest expense	99	98	0	$68	265
Depreciation and amortization	127	29	54	0	210
Gain on disposal of assets	0	0	0	195	195
Realized and unrealized gains	0	0	0	(57)	(57)
Net income (loss)	(9)	(136)	84	19	(42)
Identifiable assets	4,140	1,891	605	236	6,872
Capital expenditures	29	39	0	0	68

	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2000
Revenue	$1,344	$1,160	$258	$4	$2,766
Interest expense	148	15	0	75	238
Depreciation and amortization	132	234	0	27	393
Realized and unrealized gains	0	0	0	103	103
Net income (loss)	(208)	(68)	138	(34)	(172)
Identifiable assets	4,172	3,405	0	665	8,242
Capital expenditures	0	0	0	0	0

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2001, our consolidated financial statements consisted mainly of the following: the Bull Durham Saloon & Casino in Black Hawk, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Tollgate Saloon & Casino in Central City ceased operations on August 1, 2000.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season. ABS enjoys its strongest season during the winter when harsh conditions curtail outdoor activities.

Results of Operations - Three Months Ended December 31, 2001 Compared to the Three Months ended December 31, 2000

We recognized net income of $132,000 for the three months ended December 31, 2001, compared to a net loss of ($301,000) for the same period in 2000.

Revenues

Our revenues are generated primarily from casino operations, sales of bingo and pull-tab products, and rental income. Revenues for the three months ended December 31, 2001 were $1,215,000 compared to $1,330,000 for the 2000 period, a decrease of $115,000 or 9%.

Bull Durham's revenues increased $67,000 to $603,000 for the three months ended December 31, 2001 compared to $536,000 for the same period in 2000. Revenues increased primarily because the excellent fall weather encouraged more patrons to visit Blackhawk. However, future visits to the Bull Durham may decrease as a result of increased competition.  In December 2001, a competitor opened a new casino. The new casino is much larger than the Bull Durham and provides on-site parking.

Alaska Bingo's revenues decreased $136,000 to $617,000 for the three months ended December 31, 2001 compared to $753,000 for the same period in 2000, or a decrease of 18%. The decrease is primarily related to a statewide decline in charitable gaiming activity and to increased competition in Alaska. We believe that near term operating results will continue the negative trend, as we experience increasing competitive pressures. We recently implemented a plan to provide additional operational and marketing assistance to Alaska Bingo. It is anticipated that these actions will yield financial improvements in Fiscal Year 2003.

Expenses

Cost of sales decreased $116,000 to $300,000 for the three months ended December 31, 2001, compared to $416,000 for the same period in 2000. The decrease corresponds with our decreased revenues. The gross margin percent increased from 69% in 2000 to 75% in 2001, because casino revenues were a larger percentage of total revenues.

Operating, general, and administrative expenses increased $6,000 to $829,000 for the three months ended December 31, 2001, compared to $823,000 for the same period in 2000. Included in 2001 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Depreciation and amortization costs decreased $90,000 to $110,000 for the three months ended December 31, 2001, compared to $200,000 for 2000. The decrease is due partly to the implementation of Statement of Financial Accounting Standard No. 142 and partly because the Casinos USA's goodwill was fully amortized in the prior year.

The Company's operating loss was reduced to ($23,000) for the three months ended December 31, 2001 compared to an operating loss of ($109,000) for the three months ended December 31, 2000.

Other

Other income, net of expenses, changed from a loss of ($192,000) in 2000 to income of $155,000 for the three months ended December 31, 2001. In 2001, our marketable securities portfolio recorded net gains of $96,000 (both realized and unrealized) compared to a loss of ($77,000) in 2000. We sold substantially all of our marketable trading securities during the quarter ended December 31, 2001. At the end of the quarter, the aggregate market value of the portfolio had been reduced to $36,000.

We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition.

Interest expense increased $21,000 to $139,000 for the three months ended December 31, 2001, compared to $118,000 in 2000. Effective July 1, 2001, we converted our Series B preferred stock into long term debt bearing interest at 9%. Interest expense on this debt will approximate $200,000 during the fiscal year 2002. This increase has been partially offset by reductions of debt balances results from payments and from conversions of certain debts into common stock.

During the quarter ended December 31, 2001, the Company recorded the sale proceeds from its Woodbine property rights. As previously disclosed, these sale proceeds were held in escrow pending resolution of an ownership dispute. The disputes were resolved and proceeds disbursed during the quarter. The Company recorded a gain of $195,000 from this transaction.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,750,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Six Months Ended December 31, 2001 Compared to the Six Months ended December 31, 2000

We recognized a net loss of ($42,000) for the six months ended December 31, 2001, compared to a net loss of ($172,000) for the same period in 2000. Our operations in 2000 included operation of the Tollgate Casino (ceased operations August 1, 2000). The restructuring of our operations impacts the comparison of the 2001 period vs. the 2000 period.

Revenues

Our revenues are generated primarily from casino operations, sales of bingo and pull-tab products, and rental income. Revenues for the six months ended December 31, 2001 were $2,491,000 compared to $2,766,000 for the 2000 period, a decrease of $275,000 or 10%.

Bull Durham's revenues increased $125,000 to $1283,000 for the six months ended December 31, 2001 compared to $1,158,000 for the same period in 2000. Revenues increased primarily because the excellent fall weather encouraged more patrons to visit Blackhawk. However, future visits to the Bull Durham may decrease as a result of increased competition.  In December 2001, a competitor opened a new casino. The new casino is much larger than the Bull Durham and provides on-site parking.

Alaska Bingo's revenues decreased $210,000 to $1,208,000 for the six months ended December 31, 2001 compared to $1,418,000 for the same period in 2000, or a decrease of 15%. The decrease is primarily related to a statewide decline in charitable gaming activity and increased competition in Alaska. We believe that near term operating results will continue the negative trend, as we experience increasing competitive pressures. We recently implemented a plan to provide additional operational and marketing assistance to Alaska Bingo. It is anticipated that these actions will yield financial improvements in Fiscal Year 2003.

Expenses

Cost of sales decreased $222,000 to $595,000 for the six months ended December 31, 2001, compared to $817,000 for the same period in 2000. The decrease corresponds with our decreased revenues. The gross margin percent increased from 70% in 2000 to 76% in 2001, because casino revenues were a larger percentage of total revenues.

Operating, general, and administrative expenses decreased $1,000 to $1,604,000 for the six months ended December 31, 2001, compared to $1,605,000 for the same period in 2000. Included in 2001 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Depreciation and amortization costs decreased 183,000 to $210,000 for the six months ended December 31, 2001, compared to $393,000 for 2000. The decrease is due partly to the implementation of Statement of Financial Accounting Standard No. 142 and partly because the Casinos USA's goodwill was fully amortized in the prior year.

The Company's operating income was $82,000 for the six months ended December 31, 2001 compared to an operating loss of ($49,000) for the six months ended December 31, 2000.

Other

Other income, net of expenses, was a loss of ($124,000) in 2001 compared to a loss of (123,000) for the tsix months ended December 31, 2000. In 2001, our marketable securities portfolio recorded a net loss of ($57,000), both realized and unrealized, compared to a gain of $103,000 in 2000. We sold substantially all of our marketable trading securities during the quarter ended December 31, 2001. At the end of the quarter, the aggregate market value of the portfolio had been reduced to $36,000.

We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. We rely on the profits from the sales of marketable trading securities to fund a portion of our working capital needs. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition.

Interest expense increased $27,000 to $265,000 for the six months ended December 31, 2001, compared to $238,000 in 2000. Effective July 1, 2001, we converted our Series B preferred stock into long term debt bearing interest at 9%. Interest expense on this debt will approximate $200,000 during the fiscal year 2002. This increase has been partially offset by reductions of debt balances results from payments and from conversions of certain debts into common stock.

During the six months ended December 31, 2001, the Company recorded the sale proceeds from its Woodbine property rights. As previously disclosed, these sale proceeds were held in escrow pending resolution of an ownership dispute. The disputes were resolved and proceeds disbursed during the quarter. The Company recorded a gain of $195,000 from this transaction.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,750,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

We constantly monitor stock market conditions as we rely on realized gains from our marketable securities to fund our working capital needs. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At December 31, 2001, we had marketable trading securities that totaled approximately $36,000. We often purchase securities in our margin account and thereby incur a corresponding margin liability. However, at December 31, 2001, there was no margin account liability. Should there be a sudden downturn in the stock market, we could experience a significant adverse impact on our financial condition.

Our working capital deficiency increased by ($394,000) to ($3,236,000) at December 31, 2001, from $(2,842,000) at June 30, 2001.

At December 31, 2001, we owed debt in the amount of approximately $1,034,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

Cash provided by operating activities was $87,000 for the six months ended December 31, 2001. For the same period in 2000, operating activities used net cash of ($284,000).

Cash flows used in financing activities decreased ($184,000) to $(332,000) for the six months ended December 31, 2001, compared to cash used of ($516,000) in 2000. Most of the net cash used in 2000 financing activities went to the redemption of Class B preferred stock and payment of dividends thereon. Effective June 30, 2001, the Class B preferred stock was converted into long-term debt.

During the six months ended December 31, 2001, the Company issued 305,000 shares of common stock to various creditors. Stock issuance costs of $90,000 was recognized in connection therewith. In October, 2001, stockholders owning 448,070 shares of Class C preferred stock agreed to convert the shares into promissory notes with a principal amount of $640,000.

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
GLOBAL CASINOS, INC.
Date: February 15, 2001	By: /s/ Frank L. Jennings Frank L. Jennings, Principal Executive and Financial Officer