Form 10QSB
period 2002-03-31
GLOBAL CASINOS INC
filed 2002-05-20
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from to

Commission file number 0-15415

GLOBAL CASINOS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

5455 Spine Road, Suite Mezz. East, Boulder, Colorado 80301
(Address of Principal Offices)              (Zip Code)

Registrant's telephone number, including area code:     (303) 527-2903
6560 Gunpark Drive, Suite E, Boulder, CO 80301 Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ] No [ ]

As of May 15, 2002, the Registrant had 2,451,348 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and its results of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and its cash flows for the nine-month periods ended March 31, 2002 and 2001. The Company's balance sheet as of June 30, 2001 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
as of March 31, 2002 and June 30, 2001
(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 325	$ 234
Cash in escrow	-	119
Trade receivables, net of allowance for doubtful accounts of $89	161	160
Inventories	237	318
Current portion of notes receivable	65	73
Marketable trading securities	67	299
Other	130	73
Total current assets	985	1,276
Land, building and improvements and equipment:
Land	518	518
Building and improvements	4,072	4,072
Equipment	1,445	1,351
	6,035	5,941
Accumulated depreciation	(2,153)	(1,928)
	3,882	4,013
Other assets:
Leasehold rights and interests and contract rights, net of
amortization of $1,921 and $1,838, respectively	369	452
Goodwill, net of amortization of $565	1,599	1,599
Hotel credits, net of impairment allowance of $385	-	-
Notes receivable, net of current portion, including receivables in default
and allowance for doubtful accounts of $166	-	41
Other	37	33
	2,005	2,125
	$ 6,872	$ 7,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including $197 and $132 to related parties	$ 579	$ 726
Accrued expenses	221	352
Accrued interest, including $15 and $13 to related parties	572	525
Current portion of long-term debt:
Related Parties	894	518
Debt in default	819	1,050
Mortgages and installment debt	554	641
Deferred sales proceeds	-	194
Other current liabilities	174	112
Total current liabilities	3,813	4,118
Long-term debt, less current portion	4,251	4,399
Class A preferred stock, $2.00 par value,
Mandatory redeemable, convertible, and non-voting
96,500 shares issued and outstanding	193	193
Class C preferred stock, no par value, mandatory reedemable, voting
39,101 shares and 487,171 shares issued and outstanding	47	585
Commitments and contingencies
Stockholders' deficit:
Preferred stock - convertible: 10,000,000 shares authorized
Class B - $.01 par value, nonvoting, no shares issued and outstanding	-	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,451,348 and 2,154,000 shares issued and outstanding	123	107
Additional paid-in capital	9,745	9,435
Accumulated deficit	(11,300)	(11,423)
	(1,432)	(1,881)
	$ 6,872	$ 7,414

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended March 31, 2002 and 2001
(in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2002	2001
Revenues:
Casino	$ 641	$ 622
Bingo	533	666
Food and beverage	16	51
Other	-	3
	1,190	1,342
Expenses:
Cost of sales	259	392
Operating, general, and administrative	742	745
Depreciation and amortization	97	182
	1,098	1,319
Income (loss) from operations	92	23
Other income (expense):
Interest income	-	3
Interest expense	(132)	(85)
Gain on disposal of asset	-	9
Realized gain on sale of marketable securities	81	96
Adjustment to market value of marketable securities	9	(162)
Impairment of hotel credits	-	(184)
	(42)	(323)
Income (loss) before extraordinary item	50	(300)
Extraordinary item - gain from restructuring of debt	115	-
Net income (loss)	165	(300)
Dividends on Class B and C preferred stock	-	(52)
Net income (loss) available to common stockholders	$ 165	$ (352)
Earnings (loss) per common share - basic and diluted:
Income (loss) before extraordinary item	$ 0.02	$ (0.23)
Extraordinary item	0.05	-
Net income (loss) available to common stockholders	$ 0.07	$ (0.23)
Weighted average shares outstanding	2,451,000	1,546,360
See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months ended March 31, 2002 and 2001
(in thousands, except share data)
(Unaudited)

	Nine Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Casino	$ 1,890	$ 1,837
Bingo	1,741	2,084
Food and beverage	49	171
Other	-	16
	3,680	4,108
Expenses:
Cost of sales	853	1,209
Operating, general, and administrative	2,346	2,350
Depreciation and amortization	308	575
	3,507	4,134
Income (loss) from operations	173	(26)
Other income (expense):
Interest income	4	9
Interest expense	(397)	(324)
Gain on disposal of asset	195	15
Realized gain on sale of marketable securities	159	226
Adjustment to market value of marketable securities	(126)	(187)
Impairment of hotel credits	-	(184)
	(165)	(445)
Income (loss) before extraordinary item	8	(471)
Extraordinary item - gain from restructuring of debt	115	-
Net income (loss)	123	(471)
Dividends on Class B and C preferred stock	-	(166)
Net income (loss) available to common stockholders	$ 123	$ (637)
Earnings (loss) per common share - basic and diluted:
Income (loss) before extraordinary item	$ 0.00	$ (0.41)
Extraordinary item	0.05	-
Net income (loss) available to common stockholders	$ 0.05	$ (0.41)
Weighted average shares outstanding	2,451,000	1,546,360
See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine months Ended March 31, 2002 and 2001
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$ 195	$ (64)
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of marketable trading securities	758	1,521
Purchases of marketable trading securities	(493)	(962)
Purchase of equipment	(47)	(5)
Collections on note receivable	48	37
Deferred sale proceeds	-	194
Other	(3)	-
Net cash provided by investing activities	263	785
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	-	248
Debt principal payments	(344)	(373)
Net transfers (to) from affiliates	(142)	-
Redemption of Class B preferred stock	-	(417)
Payment of dividends on Class B preferred stock	-	(135)
Net cash used in financing activities	(486)	(677)
Net increase (decrease) in cash	(28)	44
Cash at beginning of period	353	174
Cash at end of period	$ 325	$ 218
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 327	$ 254
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class C preferred stock for debt	$ 640	$ -
Conversion of debt into common stock	$ 146	$ -
Equipment acquired in exchange for debt	$ 47	$ -
Dividends accrued on Class B and Class C preferred stock	$ -	$ 31
See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS

1.     ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months and nine months ended March 31, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

At March 31, 2002, and for the nine months ended March 31, 2002 and 2001, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GLOBAL ALASKA INDUSTRIES ("Global Alaska"), which operates Alaska Bingo Supply, Inc. ("ABS") located in Anchorage, Alaska.

GLOBAL PELICAN N.V. ("Pelican"), a St. Marten Limited Liability company located on the island of St. Marten in the Dutch Netherlands Antilles. The Company disposed of its investment in Pelican in December 1999.

WOODBINE CORPORATION ("Woodbine"), a South Dakota corporation, which operated Lillie's Casino in Deadwood, South Dakota through June 30, 1995.

ONSOURCE CORPORATION ("OnSource"), a Delaware corporation, was organized to own and operate Global Alaska Industries. The Company has announced its intention to spin off OnSource to Global's stockholders.

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

 3.     DEBT RESTRUCTURING

During the quarter ended March 31, 2002, we completed negotiations with certain gaming equipment suppliers regarding outstanding debts totaling $350,000 . We had been unable to make timely payments and were in default on these debts. Under the new arrangement, we agreed to consolidate certain debts into one note payable requiring 35 monthly payments of $2,000 and a final payment of $80,000. Furthermore, we agreed to install six new slot machines in our casinos and to pay the supplier a percentage of the revenue. The transactions resulted in an restructuring gain of $115,000.

4.     EARNINGS PER SHARE

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

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three-month and nine-month periods ended March 31, 2002 and 2001, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

5.     STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2002, stockholders owning 448,070 shares of Series C preferred stock converted their shares into promissory notes with an aggregate principal balance of $640,000. The new notes bear interest at 7% and are due in October 2003. The remaining 39,101 shares of Series C preferred stock are owned by one stockholder who is currently considering the conversion offer.

During the nine months ended March 31, 2002, the Company issued 305,000 shares of common stock. The stock was issued in exchange for certain notes payable with an aggregate balance of $87,000 plus accrued interest; for settlement of litigation regarding the Woodbine property rights; and for settlement of other creditor claims. Stock issuance costs of $90,000 were recorded in the transactions.

6.     SEGMENT INFORMATION

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

Following is a tabulation of business segment information for the nine months ended
March 31, 2002 and 2001 (in thousands):
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2002
Revenue	$1,939	$1,354	$387	0	$3,680
Interest expense	149	153	0	$95	397
Depreciation and amortization	192	10	106	0	308
Gain on disposal of assets	0	0	0	195	195
Realized and unrealized gains	0	0	0	33	33
Gain on debt restructuring	0	0	0	115	115
Net income (loss)	15	(81)	91	98	123
Identifiable assets	4,131	2,054	437	250	6,872
Capital expenditures	47	0	47	0	94
	Casino	Bingo Products	Bingo Hall Leasing	Other	Total
2001
Revenue	$2,019	$1,706	$378	$5	$4,108
Interest expense	200	22	0	102	324
Depreciation and amortization	197	338	0	40	575
Realized and unrealized gains	0	0	0	39	39
Net income (loss)	(266)	(59)	180	(326)	(471)
Identifiable assets	4,330	3,302	0	344	7,976
Capital expenditures	0	5	0	0	5

The Company previously disposed of all its foreign assets and operations. During the last two years it has operated only in the United States of America.

7.     RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, we purchased certain marketable securities from a related party. The purchase price was approximately $90,000 less the fair market value of the securities. The differential between the purchase price and fair market value has been recorded as additional paid-in capital.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2002, our consolidated financial statements consisted mainly of the following: the Bull Durham Saloon & Casino in Black Hawk, Colorado; and Alaska Bingo Supply ("ABS") in Anchorage, Alaska. The Tollgate Saloon & Casino in Central City ceased operations on August 1, 2000.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season. ABS enjoys its strongest season during the winter when harsh conditions curtail outdoor activities.

Results of Operations - Three Months Ended March 31, 2002 Compared to the Three Months ended March 31, 2001

We recognized net income of $165,000 for the three months ended March 31, 2002, compared to a net loss of ($300,000) for the same period in 2001.

Revenues

Our revenues are generated primarily from casino operations, sales of bingo and pull-tab products, and rental income. Revenues for the three months ended March 31, 2002 were $1,190,000 compared to $1,342,000 for the 2001 period, a decrease of $152,000 or 11%.

Casino gaming revenue increased $19,000 (3%) from $622,000 in 2001 to $644,000 in 2002. The opening of a large competing casino in Blackhawk in December 2001 did not have a discernible negative effect on our revenues. Food and beverage revenues were reduced by $35,000 (69%) from $51,000 in 2001 to $16,000 in 2002 as we de-emphasized food and beverage services.

Alaska Bingo's revenues decreased $133,000 to $533,000 for the three months ended March 31, 2002 compared to $666,000 for the same period in 2001, or a decrease of 20%. The decrease is primarily related to a statewide decline in charitable gaming activity and to increased competition in Alaska. We believe that near term operating results will continue the negative trend, as we experience increasing competitive pressures. We recently implemented cost reductions and improvements at our bingo operations that may have a favorable long-term effect.

Expenses

Cost of sales decreased $133,000 to $259,000 for the three months ended March 31, 2002, compared to $392,000 for the same period in 2001. The decrease corresponds with our decreased revenues. Costs related to food and beverage operations declined by $47,000 (55%) to $39,000 in 2002 from $86,000 in 2001. The gross margin percent increased from 71% in 2001 to 78% in 2002, primarily because of improved food service operations and because casino revenue and rental revenue were a larger percentage of total revenue.

Operating, general, and administrative expenses decreased $3,000 to $742,000 for the three months ended March 31, 2002, compared to $745,000 for the same period in 2001. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Depreciation and amortization costs decreased $84,000 to $97,000 for the three months ended March 31, 2002, compared to $182,000 for 2001. The decrease is due partly to the implementation of Statement of Financial Accounting Standard No. 142 and partly because the Casinos USA's goodwill was fully amortized in the prior year.

The Company improved its operating income to $92,000 for the three months ended March 31, 2002 compared to $23,000 for the same period in 2001.

Other

Other expense, net of income, was improved from a loss of ($323,000) in 2001 to a loss of ($42,000) for the three months ended March 31, 2002. In 2002, our marketable securities portfolio recorded net gains of $90,000 (both realized and unrealized) compared to a loss of ($66,000) in 2001.

We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities.  If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition.

Interest expense increased $48,000 to $133,000 for the three months ended March 31, 2002, compared to $85,000 in 2001. Effective July 1, 2001, we converted our Series B preferred stock into long term debt bearing interest at 9%. Interest expense on this debt will approximate $200,000 during the fiscal year 2002. This increase has been partially offset by reductions of debt balances resulting from payments and from conversions of certain debts into common stock.

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

Results of Operations - Nine Months Ended March 31, 2002 Compared to the Nine Months ended March 31, 2001

We recognized net income of $123,000 for the nine months ended March 31, 2002, compared to a net loss of ($472,000) for the same period in 2001. Our operations in the previous year included operation of the Tollgate Casino (ceased operations August 1, 2000). The restructuring of our operations affects the comparison of the 2002 period vs. the 2001 period.

Revenues

Our revenues are generated primarily from casino operations, sales of bingo and pull-tab products, and rental income. Revenues for the nine months ended March 31, 2002 were $3,680,000 compared to $4,108,000 for the 2001 period, a decrease of $428,000 or 10%.

Gaming revenues at the Bull Durham increased $140,000 to $1,891,000 for the nine months ended March 31, 2002, compared to $1,751,000 for the same period in 2001. Revenues increased primarily because the excellent winter weather encouraged more patrons to visit Blackhawk. The opening of a large competing casino in December 2001 did not have a discernible negative effect on our revenues. Food and beverage revenues declined by $122,000 to $49,000 for the nine months ended March 31, 2002 as we de-emphasized food and beverage services.

Alaska Bingo's revenues decreased $343,000 to $1,740,000 for the nine months ended March 31, 2002 compared to $2,084,000 for the same period in 2001, or a decrease of 17%. The decrease is primarily related to a statewide decline in charitable gaming activity and increased competition in Alaska. We believe that near term operating results will continue the negative trend as we experience increasing competitive pressures. We recently implemented cost reductions and improvements at our bingo operation that may have a favorable long-term effect.

Expenses

Cost of sales decreased $356,000 to $853,000 for the nine months ended March 31, 2002, compared to $1,209,000 for the same period in 2001. The decrease corresponds with our decreased revenues. The decline in food and beverage costs accounted for $161,000 of the decrease. The remainder related to decreasing costs of bingo sales. The gross margin percent increased from 71% in 2001 to 77% in 2002, because food service operations improved and because casino revenues and rental revenues were a larger percentage of total revenues.

Operating, general, and administrative expenses decreased $4,000 to $2,346,000 for the nine months ended March 31, 2002, compared to $2,350,000 for the same period in 2001. Included in 2002 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. We continue to monitor our general and administrative expenses related to the operation of the Bull Durham and Alaska Bingo Supply. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Depreciation and amortization costs decreased $267,000 to $308,000 for the nine months ended March 31, 2002, compared to $575,000 for 2001. The decrease is due partly to the implementation of Statement of Financial Accounting Standard No. 142 and partly because the Casinos USA's goodwill was fully amortized in the prior year.

The Company's operating income was $173,000 for the nine months ended March 31, 2002 compared to an operating loss of ($26,000) for the nine months ended March 31, 2001.

Other

Net other expense, net of other income, was ($165,000) for the nine months ended March 31, 2002, compared to net other expense of ($445,000) for the comparable period in 2001. In 2002, our trading activities in marketable securities resulted in net realized and unrealized gains of $33,000 compared to a gain of $39,000 in 2001.

We believe that the changes in the current stock market may have an unfavorable effect on our marketable trading securities. If we are unable to realize gains from these temporary investments, it could have a material adverse impact on our financial condition.

Interest expense increased $74,000 to $398,000 for the nine months ended March 31, 2002, compared to $324,000 in 2001. Effective July 1, 2001, we converted our Series B preferred stock into long term debt bearing interest at 9%. Interest expense on this debt will approximate $200,000 during the fiscal year 2002. This increase has been partially offset by reductions of debt balances results from payments and from conversions of certain debts into common stock.

During the nine months ended March 31, 2002, the Company recorded the sale proceeds from its Woodbine property rights. As previously disclosed, these sale proceeds were held in escrow pending resolution of an ownership dispute. The disputes were resolved and proceeds disbursed during the quarter. The Company recorded a gain of $195,000 from this transaction.

During the nine months ended March 31, 2001, we recorded an impairment of the hotel credits received in connection with closing our hotel casino in Aruba. We determined that the actual value of these credits was less than their value recorded in the financial statements and an impairment of $184,000 was recorded.

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

Additionally, we are faced with the annual renewal of our gaming license with the Colorado Gaming Commission. Should we be unsuccessful in obtaining this renewal, it would have a material adverse impact on our operations.

We constantly monitor the stock market as it relates to our marketable securities portfolio. We invest in selected marketable securities as a short-term investment strategy to generate profits. Generally, these investments are limited to equity stocks that present a value or growth opportunity for the portfolio. Purchases are made with the intention that the securities purchased will be held for 12 months or less, and are monitored closely to minimize the inherent risks of market fluctuations. At March 31, 2002, we had marketable trading securities that totaled approximately $66,000. We often purchase securities in our margin account and thereby incur a corresponding margin liability. However, at March 31, 2002, there was no margin account liability. Should there be a sudden downturn in the stock market, we could experience a significant adverse impact on our financial condition.

We continue to report a working capital deficiency. The deficiency calculated as the excess of current liabilities over current assets, was $2,918,000 and March 31, 2002 and $2,842,000 at June 30, 2001.

At March 31, 2002, we owed debt in the amount of approximately $819,000 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition. We are currently negotiating settlement terms with the holders of the debt in default. During 2002, we reached agreement with various gaming equipment suppliers to restructure equipment debt. The restructuring resulted in a gain of $115,000. In separate negotiations holders of debt in default approximating $317,000 have been offered a settlement under which they would exchange their debt for shares of common stock.

Cash provided by operating activities was $195,000 for the nine months ended March 31, 2002. For the same period in 2001, operating activities used net cash of ($64,000).

Cash flows used in financing activities decreased ($191,000) to ($486,000) for the nine months ended March 31, 2002, compared to cash used of ($677,000) in 2001. Most of the net cash used in 2001 financing activities went to the redemption of Class B preferred stock and payment of dividends thereon. Effective June 30, 2001, the Class B preferred stock was converted into long-term debt.

During the nine months ended March 31, 2002, the Company issued 305,000 shares of common stock to various creditors. Stock issuance costs of $90,000 was recognized in connection therewith. In October, 2001, stockholders owning 448,070 shares of Class C preferred stock agreed to convert the shares into promissory notes with a principal amount of $640,000.

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
GLOBAL CASINOS, INC.
Date: May 20, 2002	By: /s/ Frank L. Jennings Frank L. Jennings, Principal Executive and Financial Officer