Form 10KSB
period 2002-06-30
GLOBAL CASINOS INC
filed 2003-02-24
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2002

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

5455 Spine Road, Suite Mezzanine East, Boulder, Colorado 80301
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (303) 527-2903

____________________________________________
(Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2002 were $2,688,000. As of October 15, 2002, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, as quoted on the OTC Electronic Bulletin Board, held by non-affiliates of the Issuer was approximately $231,000. As of October 15, 2002, 2,431,348 shares of Common Stock of the Issuer were outstanding.

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

       As of June 30, 2002, Global had one operating subsidiary, Casinos U.S.A., Inc., a Colorado corporation ("Casinos USA"), which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

       During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource").  OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary, and certain other liabilities.  Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend.  Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001.  OnSource intends to file the appropriate registration documents with the U.S. Securities and Exchange Commission ("SEC") and the shares of OnSource will be distributed as soon as practicable after the SEC declares that the registration statement is effective.  The shares of OnSource have been transferred to a spin-off trust pending completion of the distribution.

       Global Alaska's operations were conducted through its wholly owned subsidiary, Alaska Bingo Supply, Inc. ("ABS"), an Alaska corporation.  ABS is primarily engaged in the distribution of a full line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska.  Gaming in Alaska is limited to qualified organizations (primarily non-profit groups and municipalities) that operate bingo and pull-tabs games for fund raising purposes.  ABS also provides facilities management services to bingo hall operators.

Description of Operations

Casinos U.S.A. - The Bull Durham

       Background. Casinos U.S.A. was acquired on November 19, 1993. Global Casinos acquired 100% of the outstanding common stock of Casinos U.S.A., a Colorado corporation, and Lincoln Corporation ("Lincoln") and Woodbine Corporation ("Woodbine"), both South Dakota corporations, in exchange for 253,500 shares of the Company's common stock. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively; both located in Deadwood, South Dakota. The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.  Both Lincoln and Woodbine are now inactive corporations.

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

       Operations. The Bull Durham is located approximately one hour from Denver, Colorado in the town of Black Hawk. The Company has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 7,200 square feet.  As currently configured, the casino has 148 slot machines available for play and has four standard blackjack tables. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,096,000 in debt.

       The Bull Durham's customer base consists primarily of day visitors from Denver. Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A city bus stop is adjacent to the casino.

       Bankruptcy Plan of Reorganization. Under the terms of the Bankruptcy Plan of Reorganization which was confirmed in 1997, the creditors holding the three deeds of trust encumbering the Bull Durham property also held warrants exercisable to purchase up to 80% of the equity securities of Casinos U.S.A. The warrants were exercisable for nominal cost, but only in the event there occurs certain triggering events, such as a sale of the property or a substantial refinancing. If the debts underlying the deeds of trust are amortized and paid in full, the warrants terminate. However, the existence of the warrants restricted the Company's ability to undertake certain transactions without the consent of the creditors. The warrants were waived under the terms of a debt restructuring that become effective after June 30, 2002.

       In July 2002, the Company agreed to a Term Sheet (the "Astraea Term Sheet") with Astraea Investment Management L.P ("Astraea") to restructure its financial and operational obligations.  Effective November 1, 2002, the terms of the restructuring were finalized (the "2002 Restructuring").

       Also under the Plan and 2002 Restructuring, Global Casinos has been limited to receiving a monthly fee of $10,000 for management services provided to the Bull Durham.

       Under the 2002 Restructuring, Global has granted Astraea an option to purchase all the outstanding shares of common stock of Casinos U.S.A. and the Bull Durham after 30 months for $100, unless a $500,000 note held by Astraea is paid in full.

       Regulation. The Bull Durham began gaming operations in 1993 as a Class B Gaming Casino, which limits the casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines. Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet.

       Ownership and operation of gaming establishments are extensively regulated by states in which such activities are permitted. Colorado has adopted numerous statutes and regulations covering limited stakes gaming operations. Existing regulation includes various aspects of the gaming industry, including ownership, operation and employment in all limited stakes gaming operations, taxation of revenues and regulation of equipment utilized in connection with such activities. Virtually all aspects of ownership and operation of gaming facilities require licensing by the state. Operators, machine manufacturers and distributors, employees and retailers are all subject to extensive investigation and regulation prior to licensing to engage in gaming activities. The procedure for obtaining these licenses is time consuming and costly. Prior to November 1, 2002, Global held a gaming license to operate the Bull Durham. Effective November 1, 2002, the gaming license was transferred to Casinos, U.S.A., Inc., our subsidiary that owns the Bull Durham, as part of an overall restructuring of our business operations under the Astraea Term Sheet. This restructuring was undertaken, in part, at the behest of the Division of Gaming.

       Because the Company is a publicly traded corporation, each of the officers, directors and shareholders owning 5% or more of the equity interest prior to November 1, 2002, had to be approved by the Colorado Division of Gaming. With the transfer of the gaming license to Casinos, U.S.A., the officers and directors of that subsidiary must be approved by the Division of Gaming. The criteria established in determining the suitability to conduct such operations include financial history, criminal record and character, in addition to satisfaction of application procedures set forth in the existing regulations.

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

       The Company has been granted a casino tavern license issued under the Colorado Liquor Code for the Bull Durham. As revised in 1993, the Colorado Liquor Code now includes a casino tavern license issuable to duly licensed and operating limited stakes gaming casinos.

       Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at the federal, state and local levels. The State of Colorado imposes a variable gaming tax on "adjusted gross proceeds" ("AGP"), which includes the total amount of all wagers made by players less all payments received by such players. As revised in July 1999 the progressive tax rate ranges from 0.25% on the first $2,000,000 of AGP to 20% on AGP in excess of $15,000,000. Local governmental units assess real and personal property taxes on the value of many assets, including land, building and gaming equipment. In addition, the city of Black Hawk assesses "device fees" on each gaming device utilized in a casino.

       Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations, with new competitors entering the market. There are now 20 casinos operating in the Black Hawk market. Additionally, there are 5 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. The Bull Durham Casino and three others make up the small casinos, while the other 16 properties are medium to large casinos. There are currently 8,487 gaming devices in the Black Hawk market and 1,651 gaming devices in the Central City market. The 8,487 gaming devices represent 18% increase of gaming devices in Black Hawk since June 30, 2000. Recently the Hyatt Corporation began operating a new casino and hotel in Black Hawk, which added an additional 1,300 gaming devices. The Bull Durham, based on the number of gaming devices, represents only 1.5% of the market in Black Hawk. At this time it does not appear that the new Hyatt casino has had an adverse effect on the Bull Durham's revenues. The Bull Durham attempts to stay competitive by providing personal customer service, innovative marketing promotions and state-of-the-art gaming devices.

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

       Global Central also engaged in the purchase and sale of marketable trading securities consisting primarily of equity instruments.  The Company terminated its trading activities on April 1, 2002.

Employees

       The Company's sole executive officer is Frank L. Jennings, Chief Executive/Financial Officer.

       The Bull Durham operates with an on-site general manager. During fiscal 2002, the Bull Durham employed a total of 51 people, including both full and part-time employees as follows:
	Full-Time	Part-Time	Total Employees
Bull Durham Casino	30	21	51

       The company is not part of any collective bargaining agreement. There have been no work stoppages and the company believes its employee relations are good.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection material to its operations.

Consultants

       Since July 1, 2001, Gunpark Management LLC, has been providing us with certain management, clerical and administrative services. Mr. Jennings, our Chief Executive/Financial Officer, is a member of Gunpark Management LLC. Mr. Jennings and Gunpark Management provide similar services to other companies. We are charged our pro-rata share of the expenses associated with the services we receive.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

       The Company leases approximately 1,200 square feet of space in Boulder, Colorado for use as its corporate offices. The lease requires monthly payments of approximately $1,200 and expires in 2004.

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

Civil Litigation

       James E. Tice and Jeannette L. Tice and Global Casinos, Inc. vs. William P. Martindale, Circuit Court, 8th Judicial District, State of South Dakota, County of Lawrence, Civil No. 99-44. This matter involves the foreclosure against certain real property located in Deadwood, South Dakota, which the Company believed it had acquired in its acquisition of Woodbine Corporation in 1993. In that transaction, the Company acquired Casinos, USA, Lincoln Corporation and Woodbine Corporation from William P. Martindale and others in consideration of a substantial number of shares of the Company's common stock. It had been represented to the Company that Lincoln and Woodbine Corporations owned the two casinos in Deadwood, South Dakota that the Company believed it was acquiring. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of a casino; but rather the casino was held by William P. Martindale under an Installment Land Sale Contract. Mr. Martindale had been joined in this litigation as the result of his refusal to transfer to the Company his interest under the Installment Land Sale Contract. In August 2001, all parties reached an agreement and litigation has been dismissed.

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

       In addition, at June 30, 2002, the Company was indebted to Astraea, under several debt instruments, including the first deed of trust against the Bull Durham Casino in Black Hawk, Colorado. Global was in default under the terms of one of the debt instruments payable to Astraea.  The debt in default, having a principal balance of $501,000 and accrued and unpaid interest of $171,000, was restructured in the 2002 Restructuring.  In the 2002 Restructuring, the Astraea note was assigned to Casinos U.S.A., and Astraea was granted an option to purchase all outstanding shares of Casinos U.S.A. for $100 after 30 months unless the Astraea note is paid in full.

       In addition to the Astraea note, at June 30, 2002 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $417,000 in principal and $362,000 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2002.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by the OTC Electronic Bulletin Board under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2000 through September 30, 2002.

	Bid		Ask
	High	Low	High	Low
2001 Fiscal Year
First Quarter	$.63	$.38	$1.25	$.75
Second Quarter	.38	.23	.50	.28
Third Quarter	.38	.15	.38	.23
Fourth Quarter	.23	.13	.25	.17

2002 Fiscal Year
First Quarter	$.26	$.13	$ .38	$.13
Second Quarter	.13	.08	.25	.05
Third Quarter	.21	.03	.41	.13
Fourth Quarter	.21	.03	.40	.15

2003 Fiscal Year
First Quarter	$.16	$.02	$ .51	$.11

       The bid and ask prices of the Company's common stock as of September 30, 2002 were $.11 and $.13, respectively, as reported on the Bulletin Board. The Bulletin Board prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2002, there were approximately 744 record owners of the Company's common stock and approximately 2,000 beneficial owners.

       The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in its sole discretion; however, to date other than the OnSource spin-off dividend no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future. Further, under the terms of the convertible preferred stock issued by the Company, the Company is restricted from paying cash dividends on common stock during the period that the convertible preferred stock is outstanding.
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

Results of Operations - Fiscal Year Ended June 30, 2002 Compared to the Fiscal Year Ended June 30, 2001

       As previously announced, Global transferred certain assets and liabilities to OnSource Corporation, a subsidiary formed by Global to facilitate a spin-off of its Alaska operations to its shareholders. The transfer of assets and liabilities to OnSource was effective July 1, 2001. Global declared a stock dividend to all shareholders as of August 6, 2001, whereby Global's shareholders are entitled to receive one share of OnSource for every ten shares of Global's common stock owned by them. Accordingly the accompanying financial statements exclude the results of Alaskan operations subsequent to July 1, 2001. For prior periods the Alaskan operations are presented as discontinued operations. The spin-off of the Alaskan operations effects the comparison between the fiscal year ended June 30, 2002 with the fiscal year ended June 30, 2001.

       Casino Operation. Total casino revenues for the year ended June 30, 2002 increased by $22,000 or 1% to $2,688,000 from $2,666,000 in 2001. Total casino revenue in fiscal 2001 included twelve months of operations for the Bull Durham and one month of operation for the Tollgate. Eliminating the impact of the Tollgate indicates that revenues for only the Bull Durham increased $274,000 or 11% to $2,688,000 for the year ended June 30, 2002 compared to $2,414,000 for the year ended June 30, 2001. The increase at the Bull Durham primarily resulted from increased utilization on the slot machines. We attribute the increased play to changes in our marketing strategy during the year and an overall increase in revenues in the Black Hawk market.

       We were able to reduce our casino operating costs, which were $2,410,000 in fiscal 2002 compared to $2,628,000 in fiscal 2001, a decrease of $218,000 or 8%. The reduction primarily resulted from our Bull Durham operations restructuring, whereby we were able to reduce certain payroll costs and certain food and beverage costs. The cost reductions were partially offset by an increase in marketing costs. As a result, casino operating costs solely for the Bull Durham were $2,410,000 in fiscal 2002 compared to $2,593,000 in fiscal 2001. The remainder of the differential resulted from closing the Tollgate.

       General and Administrative. We continue to reduce our corporate overhead costs, which declined to $139,000 in fiscal 2002 from $726,000 in fiscal 2001. Included in 2001 was $469,000 of amortization related to intangible assets. There was no similar amortization expense in 2002. The remainder of the decrease was the result of outsourcing substantially all of our corporate functions.

       Other Items. In fiscal 2001 we recorded an impairment cost related to the write-down of hotel credits. In connection with the settlement of a dispute regarding our casino lease in Aruba we had received from the Radisson Hotel the rights to approximately $500,000 of hotel credits that could be used at the Radisson Hotel in Aruba. In 2001 we reduced the carrying value of those credits to their estimated realizable value. There was no similar impairment cost in 2002.

       Interest expense declined to $339,000 in fiscal 2002 from $418,000 in 2001, a decline of $79,000 or 19%. The reduction reflects the renegotiations of certain debts to reduce interest expense and the normal expense reduction as outstanding debt balances are reduced.

       Our marketable securities portfolio yielded a net gain of $125,000 (both realized and unrealized) in fiscal 2002 compared to a net gain of $117,000 in fiscal 2001. During 2002 we liquidated our securities portfolio and we do not expect to generate future trading gains or losses.

       Gain on sale of assets in fiscal 2002 reflects the sale of our South Dakota property. The South Dakota property had been the subject of an ownership dispute. Proceeds from sale of the property were placed in escrow pending final resolution of the dispute. All items were resolved in fiscal 2002 and the gain was recognized.

       We also recognized a net gain of $87,000 related to a restructuring of certain debts. The holders of debt instruments with principal and interest balances approximating $350,000 agreed to accept fixed monthly payments of $7,000 (including interest) and a reduction in the face amount of the debt.  For financial statement purposes, the transaction yielded a pre-tax gain of $132, 000 less associated taxes of $45,000.

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

       As of June 30, 2002 and for the year then ended, neither the Company nor its subsidiaries have commercial bank credit facilities.

       Consequently, we believe that future cash needs must be internally generated through operations.

       At June 30, 2002, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $428,000 compared to current liabilities of $2,313,000 resulting in a working capital deficit of $1,885,000. This working capital deficit, combined with the Company's history of losses from operations, has led our independent auditors to qualify their audit opinion due to doubts about our ability to continue as a going concern.

       The Company is in default under several unsecured loans and loan agreements. The Company continues to address debt currently in default by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and other payment terms. Management expects to continue these negotiations into fiscal 2003.

       In previous years, the Company tried to offset its losses from operations with trading gains from sales of its portfolio of marketable securities. During fiscal year 2002, the Company terminated its marketable securities trading activity.

       Current assets decreased from $706,000 at June 30, 2001 to $428,000 at June 30, 2002, a decrease of $278,000 or 39%. Current liabilities decreased from $3,225,000 at June 30, 2001 to $2,313,000 at June 30, 2002, a decrease of $912,000 or 28%. The decrease resulted primarily from the spin-off of OnSource Corporation and the restructuring of certain debts that were in default.

       Net cash provided by operating activities decreased by approximately $408,000. Most of the improvements in net income between 2001 and 2002 was the result of non-operating activities such as gains on sale of assets and gain from debt restructuring.

       Investing activities provided net cash of $387,000 in 2002 compared to $737,000 in fiscal 2001, primarily because of proceeds from the sale of the securities portfolio and equipment from the Tollgate.

       The Company used approximately $421,000 in cash for financing activities during the year ended June 30, 2002 compared to approximately $877,000 during the same period in 2001. The Company's debt restructuring efforts have significantly reduced the annual payments required under its various borrowing arrangements.

       As of June 30, 2002, there were 200,500 shares of Series A Convertible Preferred Stock outstanding. Under the original terms of the stock issuance, the preferred stock consisted of a unit which was comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. The preferred stock share is redeemable at a price of $2.00 per share or is convertible to a share of common stock at the same $2.00 per share conversion price. On May 31, 1995, a majority of the preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $.50 per share. All of the Class D warrants originally issued as part of the unit expired in May 1997.

       The Company's common stock is neither listed nor traded on NASDAQ or a national securities exchange. Information about the Company's stock can be found at the OTC Bulletin Board (OTCBB), a regulated quotation service that provides quotes, last-sale price, and volume information in over-the-counter (OTC) securities. The NASD has announced that in 2003, subject to SEC approval, the OTCBB will be phased out by NASDAQ and replaced by a new market, the BBX (Bulletin Board Exchange). At this time, it is not known if the Company's securities will be qualified for listing on the BBX. If the Company fails to qualify its securities for listing on the BBX, it may have an adverse impact on the ability of the Company to raise additional capital and it may have an adverse impact on the ability of the shareholders to trade their shares.

       As of June 30, 2002, there were 39,101 shares of Series C Preferred Stock outstanding. The stock has a stated value of $1.20 and is convertible into common stock at a rate of $1.20. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

       During the year ended June 30, 2002, the holders of 448,070 shares of Series C Preferred Stock exchanged their stock holdings into unsecured promissory notes with an aggregate principal balance of $641,000, bearing interest at 7% per annum and maturing in October 2003. All of these notes were assumed by OnSource Corporation. The remaining outstanding shares of Series C preferred stock (39,100) are all owned by one stockholder. We have offered this shareholder the option to exchange the outstanding Series C shares on the same terms and conditions offered to the other Class C shareholders.

Outlook

       The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company will continue to explore acquisition opportunities and improve operating efficiencies at its existing properties. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that management actions will achieve the desired results.

       The Company has streamlined its operations by closing unprofitable casinos and by transferring ownership of Alaskan operations to OnSource Corporation. The Company's operations consist solely of the Bull Durham. We believe this operation can be self-sustaining. However, it is not expected to be sufficiently profitable to relieve our debt posture or working capital deficiency. These conditions make it unlikely that we could take advantage of future opportunities without a significant capital infusion.

ITEM 7.       FINANCIAL STATEMENTS

       The following financial statements are filed as part of this report beginning on page F-1:
1.	Reports of Independent Auditors
2.	Audited Balance Sheet as of June 30, 2002
3.	Audited Statements of Operations for the Years Ended June 30, 2002 and 2001
4.	Audited Statements of Stockholders' Equity for the Years Ended June 30, 2002 and 2001
5.	Audited Statements of Cash Flows for the Years Ended June 30, 2002 and 2001
6.	Notes to Financial Statements

Report of Independent Auditors

Board of Directors and Shareholders
Global Casinos, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has working capital and stockholder deficiencies as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
November 19, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Global Casinos, Inc.

I have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Global Casinos, Inc. and subsidiaries for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Global Casinos, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred significant operating losses and had a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GERALD R. HENDRICKS & COMPANY, P.C.

Westminster, Colorado
October 22, 2001

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of June 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 231,000
Accrued gaming income	136,000
Inventory	18,000
Note receivable	40,000
Other	3,000
Total current assets	428,000

Land, building and improvements, and equipment:
Land	518,000
Building and improvements	4,072,000
Equipment	1,151,000
5,741,000
Accumulated depreciation	(1,951,000)
3,790,000

$ 4,218,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable, trade	$ 37,000
Accounts payable, related parties	199,000
Accrued expenses	181,000
Accrued interest	588,000
Current portion of long-term debt	273,000
Debt in default	918,000
Other	117,000
Total current liabilities	2,313,000

Long-term debt, less current portion	2,336,000

Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	47,000

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series A - $2.00 stated value, non-voting, 2,000,000 shares authorized,
200,500 shares issued and outstanding, liquidation preference $2.00 per share	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,000
Additional paid-in capital	12,226,000
Accumulated (deficit)	(13,227,000)
(478,000)

$ 4,218,000

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended June 30, 2002 and 2001

	2002	2001
Revenues:
Casino	$ 2,688,000	$ 2,666,000

Expenses:
Casino operations	2,410,000	2,628,000
Operating, general, and administrative	139,000	726,000
	2,549,000	3,354,000

Income (loss) from operations	139,000	(688,000)

Other income (expense):
Interest income	9,000	11,000
Interest expense	(339,000)	(418,000)
Impairment losses	-	(187,000)
Gain from sale of marketable securities	125,000	117,000
Gain on asset disposal	194,000	29,000
	(11,000)	(448,000)

Income (loss) before income taxes	128,000	(1,136,000)

Income taxes (benefit)	(45,000)	-

Income (loss) from continuing operations	173,000	(1,136,000)

Discontinued operations:
Income from operation of bingo segment	-	151,000
Loss from disposal of bingo segment	(2,051,000)	-
	(2,051,000)	151,000
Income (loss) before extraordinary item	(1,878,000)	(985,000)

Extraordinary item:
Gain from debt restructuring (net of income tax of $45,000)	87,000	-

Net (loss)	(1,791,000)	(985,000)

Preferred dividends	(13,000)	(191,000)

Net (loss) available to common stockholders	$ (1,804,000)	$ (1,176,000)

Earnings (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$ 0.07	$ (0.69)
Discontinued operations	(0.85)	0.09
Extraordinary item	0.04	-
Preferred dividends	-	(0.12)
Net income (loss) available to common stockholders	$ (0.74)	$ (0.72)

Weighted average shares outstanding	2,411,070	1,636,348

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended June 30, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,791,000)	$ (985,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	258,000	718,000
Net gain on sales of marketable trading securities	(125,000)	(260,000)
Gain on asset disposal	(194,000)	-
Gain from debt restructuring	(132,000)	-
Provision for inventory obsolescence	-	16,000
Adjustment to market value of marketable trading securities	-	143,000
Impairment losses	2,051,000	641,000
Changes in assets and liabilities:
Restricted cash	53,000	-
Trade receivables	-	105,000
Accrued gaming income	(109,000)	-
Inventories	5,000	(49,000)
Accounts payable	(226,000)	116,000
Accrued expenses	(55,000)	(415,000)
Accrued interest	179,000	111,000
Deferred sales proceeds	-	194,000
Other	(2,000)	(14,000)
	1,703,000	1,306,000
Net cash provided by (used in) operating activities	(88,000)	321,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable trading securities	(500,000)	(1,001,000)
Sales of marketable trading securities	857,000	1,612,000
Purchases of building improvements and equipment	(21,000)	(58,000)
Transfer of cash to OnSource Corporation	(53,000)	-
Proceeds from sale of assets	-	115,000
Collections on note receivable	73,000	69,000
Other	31,000	-
Net cash provided by investing activities	387,000	737,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	-	125,000
Principal payments on long-term debt	(421,000)	(343,000)
Redemption of Series B preferred stock	-	(510,000)
Dividends on Series B preferred stock	-	(150,000)
Net cash (used in) financing activities	(421,000)	(878,000)

Net increase (decrease) in cash	(122,000)	180,000
Cash at beginning of period	353,000	173,000
Cash at end of period	$ 231,000	$ 353,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 255,000	$ 335,000
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued in exchange for Series C preferred stock	$ 641,000	$ -
Equipment acquired through debt	$ 107,000	$ -
Common stock issued in exchange for notes payable and accrued interest	$ 102,000	$ -
Common stock issued in exchange for accrued wages	$ 46,000	$ -
Capital contribution from transfer of net liabilities to an affiliate	$ 134,000	$ -
Common stock issued in exchange for debt, related parties	$ -	$ 90,000
Accrued and unpaid dividends on preferred stock	$ 13,000	$ 41,000
Debt issued in exchange for Series B preferred stock	$ -	$1,936,000

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) July 1, 2000 through June 30, 2002

	PREFERRED STOCK				COMMON STOCK		Additional
	Series A		Series B		Number		Paid
	Preferred Stock		Preferred Stock		of		in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance as of July 1, 2000 (Restated)	200,500	$ 401,000	244,572	$ 2,000	1,546,360	$ 77,000	$11,610,000	$(10,247,000)	$ (1,843,000)

Redemption of Series B preferred stock	-	-	(51,015)	-	-	-	(509,000)	-	(509,000)
Retirement of Series B preferred stock
in exchange for debt	-	-	(193,557)	(2,000)	-	-	(1,934,000)	-	(1,936,000)
Common shares issued in exchange
for debt	-	-	-	-	600,000	30,000	60,000	-	90,000
Dividends on Series B preferred stock	-	-	-	-	-	-	-	(150,000)	(150,000)
Dividends on Series C preferred stock	-	-	-	-	-	-	-	(41,000)	(41,000)
Net (loss)	-	-	-	-	-	-	-	(985,000)	(985,000)

Balance as of June 30, 2001 (Restated)	200,500	401,000	-	-	2,146,360	107,000	9,227,000	(11,423,000)	(1,688,000)

OnSource stock dividend	-	-	-	-	-	-	2,732,000	-	2,732,000
Common shares issued in exchange
for debt	-	-	-	-	205,000	11,000	91,000	-	102,000
Common shares issued for
accrued wages	-	-	-	-	80,000	4,000	42,000	-	46,000
Capital contribution by stockholder	-	-	-	-	-	-	134,000	-	134,000
Dividends on Series C preferred stock	-	-	-	-	-	-	-	(13,000)	(13,000)
Net (loss)	-	-	-	-	-	-	-	(1,791,000)	(1,791,000)

Balance as of June 30, 2002	200,500	$ 401,000	-	$ -	2,431,360	$ 122,000	$12,226,000	$ (13,227,000)	$ (478,000)

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation

       Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of the following wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district in Black Hawk, Colorado.

GLOBAL CENTRAL CORPORATION, a Colorado corporation, operated the Tollgate Saloon & Casino located in the limited stakes gaming district in Central City, Colorado. The casino closed in July 2000. The subsidiary was involved in trading marketable securities through March 31, 2002.

Estimates and Assumptions

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes. Actual results may differ from estimates.

Cash and Cash Equivalents

       Cash consists of demand deposits and vault cash used in casino operations. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2002, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit of $100,000 at one financial institution. The balance in the Company accounts totaled $114,000.

Inventories

       Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Marketable Securities

       The Company's marketable securities consisted primarily of common stock holdings and were classified as trading securities and reported at fair value. Unrealized gains and losses are reported in earnings.

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

Advertising Costs

       The Company expenses all advertising costs as they are incurred. Advertising costs were $18,000 and $26,000 for the years ended June 30, 2002 and 2001, respectively.

Fair Value of Financial Instruments

       Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2002. The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash, accrued income, notes receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments due to the short-term maturities of these instruments.

       The carrying value of long-term debt approximated fair value because stated interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Land, Building and Improvements, and Equipment

       Land, building and improvements, and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.

Impairment of Long-Lived Assets

       The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

       During the year ended June 30, 2002, the Company recognized impairment in the value of leasehold rights and interests and contract rights in the amount of $544,000.  It also recognized impairment in the value of goodwill in the amount of $1,507,000.  These were recorded as part of the disposal of the discontinued bingo segment.

        During the year ended June 30, 2001, the Company recognized partial impairment in the value of leasehold rights and interests and contract rights in the amount of $454,000.  This was recorded as part of the disposal of the discontinued bingo segment.  It also recognized impairment in the value of hotel credits in the amount of $187,000 that related to casino operations.

Stock-Based Compensation

       The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

       The Company has issued its common stock as a compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employee's performance is complete.

Comprehensive Income

       SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income. The Company did not have any components of comprehensive income requiring separate disclosure under SFAS No. 130.

Derivative Instruments and Hedging Activities

       SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes requirements for disclosure of derivative instruments and hedging activities. During the periods covered by the financial statements the Company did not have any derivative financial instruments and did not participate in hedging activities.

Income Taxes

       The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment date. A valuation allowance is established against deferred tax assets when management concludes that the "more likely than not" realization criteria has not been met.

Earnings (Loss) Per Common Share

       The Company follows SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 2002 and 2001 as the impact of the potential common shares would be anti-dilutive.

Segment Information

       The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Risk Considerations

       We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statues and regulations could have a negative effect on our operations.

Recent Pronouncements

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for the year beginning January 1, 2002; however, certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

       In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption on its financial position and results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption on its financial position and results of operations.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 that are related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to leases modifications are effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

2. GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company reported net income for the year ended June 30, 2002, it reported substantial net losses in previous years. As of June 30, 2002, it had an accumulated deficit of $13,227,000 and a working capital deficiency of $1,885,000. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

       The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.     ONSOURCE CORPORATION AND DISCONTINUED OPERATIONS

       OnSource Corporation ("OnSource"), a Delaware corporation, was organized by Global as a wholly owned subsidiary. The Company formed OnSource to affect a spin-off of a subsidiary.  Global distributed its shares in OnSource to Global shareholders via a stock dividend.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary, and certain other liabilities. Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. OnSource intends to file the appropriate registration documents with the US Securities and Exchange Commission ("SEC") and the shares of OnSource will be distributed as soon as practicable after the SEC declares that the registration statement is effective.

       Global Alaska's operations were conducted through its wholly owned subsidiary, Alaska Bingo Supply, Inc. ("ABS"), an Alaskan corporation. ABS is primarily engaged in the distribution of a full line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska. Gaming in Alaska is limited to qualified organizations (primarily non-profit groups and municipalities) that operate bingo and pull-tabs games for fund raising purposes. ABS also provides facilities management services to bingo hall operators.

       For accounting purposes, Global has determined that the effective date of separation of Global and OnSource was July 1, 2001. Accordingly, the accompanying financial statements exclude all activity of OnSource, Global Alaska, and ABS subsequent to June 30, 2001. Global has presented the operating activities related to Global Alaska as a discontinued operation for the year ended June 30, 2001.

       Net sales of Global Alaska for the year ended June 30, 2001 were $2,702,000. This amount is not included in revenue in the accompanying consolidated statements of operations.

       The following is a summarized listing of items transferred to OnSource:
Cash	$ 53,000
Trade receivables	159,000
Due from Global Alaska	634,000
Inventory	311,000
Property and equipment	93,000
Other assets	32,000
Total assets	$ 1,282,000
Liabilities	(4,014,000)
Net of items transferred	$(2,732,000)

       Assets are shown at their net realizable values and liabilities are shown at their face amounts. Since the liabilities assumed by OnSource exceeded the assets transferred to OnSource, the net effect of the transfer was recorded as additional paid-in capital of $2,732,000.

4.     NOTE RECEIVABLE

       At June 30, 2002, the note receivable of $40,000 consisted of an installment note bearing interest at 6.5% and due in monthly installments of $6,000 through December 2002. The note is collateralized by a deed of trust on real property, fixtures, and improvements.

5.     MARKETABLE SECURITIES

       The Company's marketable securities consisted of equity securities and certain other investment securities and were classified as trading securities. The net unrealized gains (losses) have been included in earnings.

        On April 1, 2002, the Company transferred their portfolio of marketable securities with a fair market value of $67,000, along with other assets and liabilities aggregating $201,000, to a shareholder to satisfy amounts due to the shareholder. As of June 30, 2002, the Company had no marketable securities.

       The gross realized gains on sales of marketable securities were $125,000 and $117,000 in 2002 and 2001 and the gross proceeds from the sale of marketable securities were $857,000 and $1,612,000 in 2002 and 2001.

6.     GAIN FROM DEBT RESTRUCTURING

       During the year ended June 30, 2002, the Company reached an agreement with a note holder to decrease the face amount of a promissory note. The restructuring resulted in an extraordinary gain of $87,000, net of income tax benefit of $45,000.

7.     LONG-TERM DEBT

       At June 30, 2002, long-term debt consisted of the following:
Debt in Default:

Secured convertible note, in default, collateralized by the Company's equity in certain Casinos USA property, interest at 7%. The note is convertible in whole or in part to common stock at a conversion price of $1.00 per share.  Subsequent to June 30, 2002, this debt was restructured (See Note 15.)

$ 501,000
Unsecured convertible notes, in default, default interest at 12%. Notes are convertible in whole or in part, at the option of the holder, to common stock at a conversion price of $5.00 per share. Upon the effective date of a registration statement registering the underlying shares of common stock, notes will automatically convert.	136,000
Unsecured loans, interest at 10% to 15%, in default.	281,000
Debt Not in Default:
Installment note payable to a bank, bearing interest at a rate of prime + 2% (6.5% at June 30, 2002), due in monthly installments approximating $5,000, through 2004.	107,000
Mortgage payable to an investment company collateralized by real estate, interest at 7%, monthly payments of $5,210 plus annual payments of 37.5% of available Bull Durham net cash flow, as defined due in 2004.	719,000
Mortgages payable to unrelated parties, collateralized by real estate, interest at 9.2%, monthly payments of $9,288 plus annual payments of 12.5% of available Bull Durham net cash flow, as defined due in 2004.	1,080,000
Mortgages payable to unrelated parties, collateralized by real estate, interest at 7%, monthly payments of $2,119, due in 2004.	298,000
Installment notes payable to equipment suppliers, bearing interest at various rates up to 10.75%, due in monthly installments approximating $10,000	405,000
3,527,000
Less current portion of long-term debt	(273,000)
Less debt in default	(918,000)
$ 2,336,000

Scheduled maturities of long-term debt for the years ending June 30 are as follows:

2003	$ 1,191,000
2004	2,244,000
2005	53,000
2006	25,000
2007	14,000
Total	$ 3,527,000

8.     STOCKHOLDERS' (DEFICIT)

       Preferred Stock

       The Company has authorized 10,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

       Series A Convertible Preferred Stock

       The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock. The preferred stock does not bear dividends and has a senior liquidation preference value of $2.00 per share.

       Series B Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock. Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share. In addition, the Series B shares have a junior liquidation preference of $10.00 per share. Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.

       During the year ended June 30, 2001, the Company paid $150,000 in dividends to Series B shareholders. On June 30, 2001, all outstanding shares of Series B preferred stocks were converted into a promissory note payable with a principal balance of $2,385,000. The promissory note was transferred to OnSource Corporation effective July 1, 2001.

       Series C Convertible Preferred Stock

       In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share. Series C shares are convertible into common stock at a rate of $1.20 per share. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock. The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.

       Effective October 1, 2001, holders of 448,070 outstanding shares of Series C preferred stock agreed to exchange their Series C shares and their cumulative unpaid dividends and interest for promissory notes with an aggregate principal balance of $641,000. They further agreed that the promissory notes would be transferred to OnSource as part of the spin-off. As of June 30, 2002, there were 39,101 Series C preferred shares outstanding. The aggregate value of cumulative preferred dividends in arrears was $8,000, or $0.21 per share.

       Common Stock

       The Company has authorized 50,000,000 shares of $0.05 par value common stock.

       During the year ended June 30, 2002, two creditors agreed to convert the amounts owed to them into shares of common stock. The debt instruments were promissory notes, bearing interest at 9% to 12%, with an aggregate principal balance of $87,000, plus accrued and unpaid interest of $15,000. The Company did not have the ability to repay these promissory notes in accordance with the terms. In exchange for the debt, the Company issued 205,000 shares of its common stock.

       During the year ended June 30, 2002, the Company reached final resolution in its dispute regarding compensation owed to its former President. The Company had previously recorded a liability of $46,000 related to this dispute. As final settlement, the Company agreed to issue 80,000 shares of its common stock.

       During the year ended June 30, 2002, the Company transferred all of the assets and liabilities of Global Central Corporation to a shareholder in exchange for forgiveness of debt. The Company recorded a capital contribution of $134,000, which represents the excess of debt forgiven over net assets transferred to the shareholder.

       During the year ended June 30, 2001, two directors agreed to accept 600,000 shares of common stock in exchange for $90,000 in debts owed to them by the Company. The exchange rate of $0.15 per share was equal to the fair market value of the common stock on the day the agreement was reached.

       Warrants To Purchase Common Stock

       In October 1996, in connection with a private placement of convertible debt, the Company issued 126, 050 Class E Warrants, exercisable at $6.00 per share; 126,050 Class F Warrants, exercisable at $7.00 per share; and 126, 050 Class G Warrants, exercisable at $8.00 per share. The Class, E, F and G warrants expire 30, 60 and 90 days upon the effective registration of the underlying common shares with the SEC.

9.     COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases approximately 1,200 square feet of space used as its corporate offices. The lease requires monthly payments of approximately $1,200 and terminates in 2004.

       Future minimum lease payments for the years ending June 30, 2002 are as follows:
Office
2003	$14,000
2004	9,000
$23,000

       Rent expense for each of the years ended June 30, 2002 and 2001, was approximately $14,000.

Warrants to Purchase Casinos USA Stock

       In October 1995, Casinos USA, a wholly owned subsidiary of Global, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1997, the Court approved the Company's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered. In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders to purchase from Casinos USA an amount of common stock at $0.01 per share so that, immediately after exercise, the warrant holders would own 80% of the common stock of Casinos USA. The warrants are exercisable at any time through the earlier of January 17, 2004, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of Casino USA's assets, or a merger, recapitalization, refinance, or other restructuring (a "capital event"). The warrant holders are entitled to call a vote as to whether any capital event should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 2002 or 2001.

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

Litigation

       The Company entered into a lawsuit in 1999 with the mortgage holders of the land and building in Deadwood, South Dakota against a former director of the Company. The Company believed that it acquired the property in its acquisition of Woodbine Corporation from the former director and others in 1993, and consequently made payments in the total amount of $118,000 towards the assumed mortgage. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of the property, but rather the former director held the property under an installment land sale contract. The former director has been joined in the litigation as the result of his refusal to transfer his interest in the installment land sale contract to the Company. Amounts advanced under the agreement were expenses at the onset of the litigation. The Company entered into an agreement with the mortgage holders to receive $200,000 from the sale of the property subsequent to foreclosure. During the year ended June 30, 2002, the Company resolved all remaining disputes related to this property and received it's share of proceeds from the sale. The Company recognized a gain of $194,000 on the transaction.

10.     INCOME TAXES

       The Company and its subsidiaries are subject to income taxes on income arising in, or derived from the tax jurisdictions in which they are domiciled.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised mainly of net operating loss carry-forwards.

       The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2002	2001
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

       At June 30, 2002, the Company had net operating loss carry forwards of approximately $7,600,000 available to reduce future taxable income. The net operating loss carry forwards expire in the years ending June 30 as follows:

2009	$2,238,000
2010	1,217,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	536,000
$7,600,000

       When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership. Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership. No determination has been made as of June 30, 2002, as to what implications, if any, there will be in the net operating loss carry forwards of the Company. The deferred tax asset of approximately $2,600,000 related to the operating loss carryforward has been fully reserved at June 30, 2002.

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

       SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended June 30, 2002 and 2001: expected life of options of 4 years, expected volatility of 168% and 162%, risk-free interest rate of 2% and 4%, and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2002 and 2001 approximated $0.11 and $0.09 per option. These results may not be representative of those to be expected in future years.

       A summary of stock option activity is as follows:
		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value
Balance at
June 30, 2000	48,000	$ 3.75
Granted	50,000	$ .13	$ .09
Balance at
June 30, 2001	98,000
Granted	50,000	$ .15	$ .11
Forfeited	(48,000)	$ 3.75
Balance at
June 30, 2002	100,000	$ .14

The following table summarizes information about fixed-price stock options at June 30, 2002:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.13	50,000	3.5 years	$0.13	50,000	$0.13
$0.15	50,000	4.2 years	$0.15	50,000	$0.15
	100,000			100,000

       The following pro forma net loss and earnings per share for 2002 and 2001 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2002	2001
Net (Loss) reported	$(1,791,000)	$(985,000)
Net (Loss) pro forma	$(1,797,000)	$(990,000)

Earnings (Loss) per share reported	$(0.74)	$(0.72)
Earnings (Loss) per share pro forma	$(0.74)	$(0.72)

12.     401(k) SAVING AND PROFIT SHARING PLAN

       On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions. The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2002 and 2001 were $17,000 and $27,000, respectively.

13.     RELATED PARTY TRANSACTIONS

       The Company's directors provide legal and accounting services, for which they bill the Company at their standard hourly rates. Total fees recorded for the years ended June 30, 2002 and 2001 were $106,000 and $79,000, respectively.

       A business controlled by a director provides clerical and administrative support and bills the Company a flat fee monthly. Total fees recorded for the years ended June 30, 2002 and 2001 were $4,000 and $-, respectively.

       During the year ended June 30, 2002, a shareholder provided consulting services to the Company for $16,000.

14.     SUBSEQUENT EVENT

       Subsequent to June 30, 2002, the Company finalized restructuring certain long-term debt obligations.  With regarding to the secured convertible note having a principal balance of $501,000 (in default), the note holder agreed to waive accrued and unpaid interest in the amount of $215,000, extend the maturity until 2009, reduce the interest rate to 4%, and agreed to an assignment of the note to Casinos, U.S.A., Global's subsidiary.  Global granted an option to the creditor that can be exercised after April 1, 2005, to purchase 100% of the stock of Casinos, U.S.A. for a price of $100.  A mortgage holder agreed to a twelve-month moratorium on monthly payments for debt with a principal balance of $719,000 and monthly payments approximating $5,000.  Similarly, a mortgage with a principal balance of $233,000 was restructured to provide a twelve-month moratorium on monthly payments of $2,000.  The maturity dates for both the mortgages were extended from 2004 to 2009.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

       Effective August 7, 2002, the Company's Board of Directors approved a change in the Company's independent accountant. The independent accountant who resigned as of August 6, 2002 and had been previously engaged, as the principal accountant to audit the Company's financial statements was Gerald R. Hendricks & Company, P.C. The audit reports of Gerald R. Hendricks & Company, P.C. on the consolidated financial statements of the Company as of and for the years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports of Gerald R. Hendricks & Company, P.C. contained a going concern emphasis paragraph.

       In connection with the audits of the Company's financial statements for the fiscal years ended June 30, 2001 and 2000, and in connection with the subsequent interim period up to the date of dismissal, there were no disagreements with Gerald R. Hendricks & Company, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Gerald R. Hendricks & Company, P.C., would have caused Gerald R. Hendricks & Company, P.C. to make reference to the matter in their report. Gerald R. Hendricks & Company, P.C. has not reported on financial statements for any subsequent periods after June 30, 2001.

       The Company has retained the accounting firm of Stark Winter Schenkein & Co., LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, Stark Winter Schenkein & Co., LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of any prior disagreement between the Company and its previous certifying accountant. The engagement of Stark Winter Schenkein & Co., LLP was effective on August 7, 2002.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Frank L. Jennings	51	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	54	Director	1997

       Frank L. Jennings has served as Executive and Chief Financial Officer since 2001. He has also served as Vice President and Chief Financial Officer for American Educational Products from 1994 to 2001. Mr. Jennings has served as President and a director of The Family Extension, Inc., and a Colorado non-profit corporation. He received his BA degree in Economics from Austin College and his MBA in Finance from Indiana University.

       Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Neuman & Drennen, LLC, with offices located in Boulder and Denver, Colorado. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

       All directors serve for terms of one (1) year each, and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

       During the fiscal year ended June 30, 2002, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. No compensation was paid or granted during fiscal 2001 or 2002. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2002, the entire Board of Directors assumed all responsibilities of the Audit and Compensation Committees. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters.

       No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Incentive Stock Option Plan.

       No family relationship exists between any director and executive officer.

       In 1998, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against The Rockies Fund, Inc. and its directors, Stephen G. Calandrella, Clifford C. Thygesen and Charles Powell. Until 2001, Messrs. Calandrella and Thygesen were also directors of the Company. In the administrative action, the Commission has alleged certain violations of federal securities laws and regulations by The Rockies Fund, Inc. and its directors. The allegations involve certain violations of the Investment Company Act of 1940, as amended, under which The Rockies Fund, Inc. is a regulated business development company, as well as violations of the Securities Exchange Act of 1934, as amended, and regulations thereunder arising from certain transactions in the securities of another company unrelated to the Company. The Rockies Fund, Inc. and its directors have adamantly denied any violations of federal securities laws and have informed the Company that they intend to vigorously defend the matter. In November 1998, the matter went to hearing before an administrative law judge and a preliminary finding was issued in March 2001. In its Initial Decision, the Administrative Law Judge found that the Rockies Fund and its directors, including Messrs. Calandrella and Thygesen, had violated federal securities laws. The matter is presently on appeal. While there can be no assurance of the ultimate outcome of this matter or its potential effect upon the Company, Management does not believe that it will have an adverse material impact.

       In response to this administrative proceeding and the initial decision of the Administrative Law Judge, at the request of the Division of Gaming, Messrs. Calandrella and Thygesen resigned as officers and directors of the Company. In addition, the restructuring of our gaming operations, the transfer of our gaming license from Global Casinos to Casinos, U.S.A. and other matters addressed in the Astraea Term Sheet were undertaken, in part, at the request of the Division of Gaming in response to the results of this administrative proceeding. Furthermore, the Division of Gaming requested that Messrs. Jennings and Neuman, while not involved in the administrative proceeding, resign as officers and directors of Casinos, U.S.A. due to their prior affiliations with Messrs. Calandrella and Thygesen. Effective November 1, 2002, concurrently with the transfer of the gaming license to Casinos, U.S.A., Messrs. Jennings and Neuman resigned as officers and directors of Casinos, U.S.A. and were replaced by Barbara Fahey and Pete Bloomquist, persons unaffiliated with prior management of the Company.

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

       Except as noted herein or below, during the last five- (5) years no director or officer of the Company has:

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

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($)	Options SARs (#)
Frank L Jennings, Chief Executive & Financial Officer	2002 2001	$-0-(3) $-0-(3)	$-0- $-0-	-0- -0-

Stephen G. Calandrella, President and Director(2)	2001	$40,000	$-0-(1)	-0-
	2000	$72,000	$-0-	-0-
1.

No executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

2.	Mr. Calandrella resigned during 2001.
3.

Mr. Jennings received no salary from the Company during 2002 or 2001. Mr. Jennings is an employee of Gunpark Management, LLC, a company that provides certain management, accounting, clerical and other administrative services to the Company. During 2002, Mr. Jennings and Gunpark Management, LLC received $30,000 from the Company for its services. No payments to Mr. Jennings or Gunpark Management, LLC. were made during the fiscal year ended June 30, 2001.

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

       Either the Board of Directors (provided that a majority of Directors are "disinterested" can administer the Incentive Plan, or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.

       An aggregate of 150,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan. As of June 30, 2002, options to purchase 98,500 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.93 per share. An additional 51,500 shares were available for future option grants.

       The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:
TABLE 2 Option/SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Frank L. Jennings	-0-	0%	$0.00	N/A

       The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:
TABLE 3 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable
Frank L. Jennings	-0-	-0-	50,000/-0-	(3)/-0-
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

(3)	As of June 30, 2002, the fair market value of the securities underlying the options was less than the exercise price of the options.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of October 1, 2002 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	330,000	12.4%
	Frank L. Jennings 5455 Spine Road, Mezzanine East Boulder, CO 80301	50,000 (2)	2.0%
	All Officers and Directors as a Group (2 Persons)	380,000	14.4
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

       In fiscal 1998, a family partnership controlled by Peter Bloomquist, a former director and Chief Financial Officer of the Company, and as of November 1, 2002, an officer and director of Casinos, U.S.A., loaned to the Company the sum of $85,000 bearing interest at the rate of 12% per annum. The loan is a demand obligation and has an outstanding unpaid principal balance of $47,000.

       The Rockies Fund, Inc. is a business development company that was a principal shareholder of Global Casinos. From time to time, the Rockies Fund advanced funds to the Company and has engaged in certain transactions with the Company.

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

       During fiscal 1999, The Rockies Fund, Inc. hypothecated a parcel of undeveloped commercial real property located in Colorado Springs, Colorado in order to secure the repayment of a loan obtained by the Company from Peak National Bank, the proceeds of which were used to complete the Bull Durham expansion. In August 2001, the parcel of undeveloped commercial real property was sold to an unaffiliated third party, subject to the lien of Peak National Bank. In July 2002, the unaffiliated third party sold the real estate and in the transaction received an assignment of the Peak National Bank note. At June 30, 2002, a balance of $152,000 remained outstanding and unpaid under the loan from Peak National Bank, which is now held by an unaffiliated third party.

       During fiscal 2001, The Rockies Fund, Inc. made additional advances to the Company, some of which were repaid during the course of the year. At June 30, 2001 the Company owed The Rockies Fund, Inc. various amounts aggregating $360,000.

       The holders of all but 39,101 shares of Series C Preferred Stock exchanged their shares of preferred stock for promissory notes and then consented to an assignment and assumption of those promissory notes from Global Casinos to OnSource as part of the spin-off. Rockies Fund participated in those exchanges and assignments. In addition, the Company transferred a portfolio of marketable trading securities together with a promissory note receivable and its unexpired barter credits to the Rockies Fund in full satisfaction of all outstanding obligations of the Company or its subsidiaries to the Rockies Fund, Inc. As of the date of this Report, the Company has no further liability to the Rockies Fund or its affiliates.

       During fiscal 2001, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $45,000 in outstanding and unpaid fees for services into 300,000 shares of Common Stock, at a conversion value of $0.15 per share. At June 30, 2002, the Company owed Mr. Neuman's firm a total of $5,000 in accrued and unpaid legal fees.

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

*	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
*	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
*	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
*	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
*	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
**	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.
***	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
*	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
*	10.25	Warrant Agreement
****	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
*****	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
****	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
****	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
*****	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
*****	10.31	Tollgate Casino Lease and Option Agreement
*****	10.32	Equipment Lease with Plato Foufas & Co., Inc.
*****	10.33	Employment Agreement of Eric Hartsough
******	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, U.S.A., Inc. and Astraea Investment Management L.P.
	10.37

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.

	10.38

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.

	10.39

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.

	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
	99.1	Certification

_______________________________
*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.

REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2002.

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
GLOBAL CASINOS, INC.
Date: February 24, 2003	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	February 24, 2003
/s/ Clifford L. Neuman Clifford L. Neuman	Director	February 24, 2003