Form 10QSB
period 2002-09-30
GLOBAL CASINOS INC
filed 2003-04-07
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from _______ to _______

Commission file number 0-15415

GLOBAL CASINOS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification No.

5455 Spine Road, Mezzanine East, Boulder, Colorado 80301
(Address of Principal Offices)               (Zip Code)

Registrant's telephone number, including area code:     (303) 527-2903

______________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [   ]

As of March 17, 2003, the Registrant had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [  ]  No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and its results of operations for the three month periods ended September 30, 2002 and 2001 and its cash flows for the three month periods ended September 30, 2002 and 2001. The Company's consolidated balance sheet as of June 30, 2002 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS as of September 30, 2002 and June 30, 2002

	September 30, 2002 (Unaudited)	June 30, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 397,576	$ 230,959
Accrued gaming income	17,741	135,912
Inventory	19,217	17,651
Note receivable	20,445	39,612
Other	5,954	3,875
Total current assets	460,933	428,009

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,071,481	4,071,481
Equipment	1,184,969	1,152,036
	5,774,400	5,741,467
Accumulated depreciation	(2,018,851)	(1,951,225)
	3,755,549	3,790,242
	$ 4,216,482	$ 4,218,251

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable, trade	$ 32,533	$ 36,882
Accounts payable, related parties	231,082	199,000
Accrued expenses	215,679	180,681
Accrued interest	572,775	588,483
Current portion of long-term debt	223,663	273,000
Debt in default	918,555	918,000
Other	117,500	117,000
Total current liabilities	2,311,787	2,313,046
Long-term debt, less current portion	2,336,235	2,336,235

Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920	46,920

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series A - $2.00 stated value, non-voting, 2,000,000 shares authorized,
200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567	122,567
Additional paid-in capital	12,226,117	12,226,117
Accumulated (deficit)	(13,228,144)	(13,227,634)
	(478,460)	(477,950)
	$ 4,216,482	$ 4,218,251

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
Revenues:
Casino	$ 733,124	$ 684,299

Expenses:
Casino operations	579,678	561,241
Operating, general, and administrative	84,479	115,754
	664,157	676,995

Income (loss) from operations	68,967	7,304

Other income (expense):
Interest expense	(69,477)	(81,494)
Loss from sale of marketable securities	-	(152,719)
	(69,477)	(234,213)

Net income (loss)	(510)	(226,909)

Preferred dividends	(1,000)	(10,000)

Net (loss) attributable to common stockholders	$ (1,510)	$ (236,909)

Earnings (loss) per common share - basic and diluted:
Net income (loss)	$ (0.00)	$ (0.10)
Preferred dividends	(0.00)	(0.01)
Net (loss) attributable to common stockholders	$ (0.00)	$ (0.11)

Weighted average shares outstanding	2,431,360	2,196,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	229,165	(40,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable trading securities	-	(159,856)
Sales of marketable trading securities	-	159,066
Purchases of equipment	(32,933)	(33,115)
Transfer of cash to OnSource Corporation	-	(53,000)
Collections on note receivable	19,167	17,963
Net cash (used in) investing activities	(13,766)	(68,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(48,782)	(27,304)
Net cash (used in) financing activities	(48,782)	(27,304)

Net increase (decrease) in cash	166,617	(136,479)

Cash at beginning of period	230,959	353,517

Cash at end of period	$ 397,576	$ 217,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 85,185	$ 59,956
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.      ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months ended September 30, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

At September 30, 2002 and for the three months ended September 30, 2002 and 2001, the consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company recently reported net income, it reported substantial net losses in previous years. As of September 30, 2002, it had an accumulated deficit of $13,228,144 and a working capital deficiency of $1,841,358. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

For the periods ended September 30, 2002 and 2001, the outstanding common stock equivalents were not included in the computation as the impact of the potential common shares would be anti-dilutive.

4.      RELATED PARTY TRANSACTIONS

The Company's directors provide legal and accounting services for which they bill the Company at their standard hourly rates. Total fees recorded for the three months ended September 30, 2002 and 2001 were $65,233 and $49,404, respectively.

A business controlled by a director provides clerical and administrative support and bills the Company its pro-rata share of expenses. Total billings recorded for the three months ended September 30, 2002 and 2001 were $4,000 and $2,058, respectively.

During the three months ended September 30, 2002, a shareholder provided consulting services to the Company for $8,738.

5.      SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company finalized restructuring certain long-term debt obligations. With regard to the secured convertible note having a principal balance of $501,000 (in default), the note holder agreed to waive accrued and unpaid interest in the amount of $215,000, extend the maturity date until 2009, reduce the interest rate to 4%, and agreed to an assignment of the note to Casinos, U.S.A., Global's subsidiary. Global granted an option to the creditor that can be exercised after April 1, 2005, to purchase 100% of the stock of Casinos U.S.A. for a price of $100. A mortgage holder agreed to a twelve-month moratorium on monthly payments for debt with a principal balance of $719,000 and monthly payments approximating $5,000. Similarly, a mortgage with a principal balance of $233,000 was restructured to provide a twelve-month moratorium on monthly payments of $2,000. The maturity dates for both the mortgages were extended from 2004 to 2009.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2002, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months ended September 30, 2001

We recognized a net loss of $(510) for the three months ended September 30, 2002 compared to a net loss of ($226,909) for the same period in 2001. The restructuring of our operations reduced our operating losses.

Revenues

Casino revenues for the three months ended September 30, 2002 were $733,124 compared to $684,299 for the 2001 period, an increase of $48,825 or 7%. The increased revenues are attributed to increased promotional activities at the Bull Durham.

Expenses

Casino operating expenses increased to $579,678 for the three months ended September 30, 2002 compared to $561,241 for the three months ended September 30, 2001, an increase of $18,437, or 3%. Expenses increased because we increased our marketing, promotional and charter bus expenses by $36,220. The increased spending in these areas was somewhat offset by reduced spending on local device fees and slot machine lease payments.

General and administrative expenses decreased from $115,754 for the three months ended September 30, 2001 to $84,479 for the three months ended September 30, 2002, a decrease of $31,275 or 27%. There was a significant decrease in the costs of settling outstanding claims and obligations from 2001 to 2003, somewhat offset by accounting, auditing and legal expenses associated with increased regulation of public companies.

Other

Interest expense was $69,477 for the three months ended September 30, 2002, compared to $81,494 for the similar period in 2001. The reduction in interest expense of $12,017 (15%) reflects decreasing interest rates on certain variable rate indebtedness and a reduction in outstanding principal balances. In March 2002, we ceased our trading of marketable securities. Thus, we had no gains or losses for the three months ended September 30, 2002. For the three months ended September 30, 2001, we incurred losses of $152,719 related to our marketable securities portfolio.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,600,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, we have depended on funds received through debt and equity financing to address these shortfalls. We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such loans.

At September 30, 2002, the Company had cash and cash equivalents of $397,576, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our working capital deficiency decreased by $34,183 to $(1,850,854) at September 30, 2002, from $(1,885,037) at June 30, 2002.

At September 30, 2002, we owed debt in the amount of approximately $918,555 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes.

Cash provided by operating activities was $229,165 for the three months ended September 30, 2002. For the same period in 2001, operating activities used net cash of $40,233.

We used net cash of $13,766 in investing activities for the three months ended September 30, 2002. Capital expenditures for the period were $32,933 and were partially offset by collections of notes receivable. For the three months ended September 30, 2001, we used net cash of $68,942 in investing activities. Capital expenditures were $33,115. We also transferred cash of $53,000 to OnSource Corporation as part of our stock dividend.

Cash flows used in financing activities increased $21,478 to $48,782 for the three months ended September 30, 2002, compared to cash used of $27,304 in 2001. These amounts represent schedules payments on our indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain creditors and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.    CONTROLS AND PROCEDURES

Frank L. Jennings, Principal Executive and Financial Officer of Global Casinos, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

Our Principal Executive and Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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
GLOBAL CASINOS, INC.

Date: April 7, 2003	By: __________________________________ Frank L. Jennings, Principal Executive and Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Casinos, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
April 7, 2003