Form 10QSB
period 2002-12-31
GLOBAL CASINOS INC
filed 2003-04-11
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-15415

GLOBAL CASINOS, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification No.

 5455 Spine Road, Mezzanine East, Boulder, Colorado 80301
(Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code:     (303) 527-2903
_____________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 11, 2003, the Issuer had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and its results of operations for the three-month and six-month periods ended December 31, 2002 and 2001 and its cash flows for the six-month periods ended December 31, 2002 and 2001. The Company's consolidated balance sheet as of June 30, 2002 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS as of December 31, 2002 and June 30, 2002

	December 31,	June 30,
	2002	2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 346,759	$ 230,959
Accrued gaming income	73,223	135,912
Inventory	15,550	17,651
Note receivable	-	39,612
Other	5,224	3,875
Total current assets	440,756	428,009

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,071,481	4,071,481
Equipment	1,169,824	1,152,036
	5,759,255	5,741,467
Accumulated depreciation	(2,018,569)	(1,951,225)
	3,740,686	3,790,242

	$ 4,181,442	$ 4,218,251

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable, trade	$ 49,814	$ 36,882
Accounts payable, related parties	187,190	199,000
Accrued expenses	185,784	180,681
Accrued interest	416,298	588,483
Current portion of long-term debt	152,873	273,000
Debt in default	417,973	918,000
Other	120,000	117,000
Total current liabilities	1,529,932	2,313,046

Long-term debt, less current portion	2,608,911	2,336,235

Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920	46,920

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series A - $2.00 stated value, non-voting, 2,000,000 shares authorized,
200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567	122,567
Additional paid-in capital	12,226,117	12,226,117
Accumulated (deficit)	(12,754,005)	(13,227,634)
	(4,321)	(477,950)

	$ 4,181,442	$ 4,218,251

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended December 31, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
Revenues:
Casino	$ 646,911	$ 598,547

Expenses:
Casino operations	584,726	571,302
Operating, general, and administrative	9,269	144,433
	593,995	715,735

Income (loss) from operations	52,916	(117,188)

Other income (expense):
Interest expense	(52,717)	(81,821)
Gain from marketable securities portfolio	-	95,470
Gain from debt restructuring	473,941	-
Gain on asset disposal	-	194,801
	421,224	208,450

Net income	474,140	91,262

Preferred dividends	(880)	-

Net income attributable to common stockholders	$ 473,260	$ 91,262

Earnings per common share:
Basic	$ 0.19	$ 0.04

Diluted	$ 0.19	$ 0.04

Weighted average shares outstanding:
Basic	2,431,360	2,431,360

Diluted	2,470,527	2,470,527

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended December 31, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
Revenues:
Casino	$ 1,380,035	$ 1,282,846

Expenses:
Casino operations	1,164,404	1,132,543
Operating, general, and administrative	93,748	260,187
	1,258,152	1,392,730

Income (loss) from operations	121,883	(109,884)

Other income (expense):
Interest expense	(122,194)	(163,315)
Loss from marketable securities portfolio	-	(57,249)
Gain from debt restructuring	473,941	-
Gain on asset disposal	-	194,801
	351,747	(25,763)

Net income (loss)	473,630	(135,647)

Preferred dividends	(1,880)	(10,000)

Net income (loss) attributable to common stockholders	$ 471,750	$ (145,647)

Earnings (loss) per common share:
Basic	$ 0.19	$ (0.06)

Diluted	$ 0.19	$ (0.06)

Weighted average shares outstanding:
Basic	2,431,360	2,390,804

Diluted	2,470,527	2,429,971

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$ 259,809	$ (194,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable trading securities	-	(214,861)
Sales of marketable trading securities	-	420,847
Purchases of equipment	(96,059)	(28,971)
Transfer of cash to OnSource Corporation	-	(52,873)
Collections on note receivable	39,612	36,221
Net cash provided by (used in) investing activities	(56,447)	160,363

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(87,562)	(69,898)
Net cash (used in) financing activities	(87,562)	(69,898)

Net increase (decrease) in cash	115,800	(104,310)

Cash at beginning of period	230,959	353,517

Cash at end of period	$ 346,759	$ 249,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 100,804	$ 119,426
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(Unaudited)

1.     ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months and six months ended December 31, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

At December 31, 2002, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company recently reported net income, it reported substantial net losses in previous years. As of December 31, 2002 it had an accumulated deficit of $(12,754,005) and working capital deficiency of $(1,089,176). The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.     EARNINGS (LOSS) PER COMMON SHARE

The Company follows SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

For the periods ended December 31, 2002 and 2001, the outstanding common stock equivalents were not included in the computation as the impact of the potential common shares would be anti-dilutive.

4.     RELATED PARTY TRANSACTIONS

The Company's directors provide legal and accounting services, for which they bill the Company. Total fees recorded for the six months ended December 31, 2002 and 2001 were $55,186 and $101,945, respectively.

A business controlled by a director provides clerical and administrative support and bills the Company its pro-rata share of expenses. Total billings recorded for the six months ended December 31, 2002 and 2001 were $7,700 and $6,005, respectively.

5.     DEBT RESTRUCTURING

Effective November 1, 2002, the Company finalized restructuring certain long-term debt obligations. With regard to the secured convertible note having a principal balance of $501,000 (in default), the note holder agreed to waive accrued and unpaid interest in the amount of $195,000, extend the maturity until 2009, reduce the interest rate to 4%, and agreed to an assignment of the note to Casinos, U.S.A., Global's subsidiary. Global granted an option to the creditor that can be exercised after April 1, 2005, to purchase 100% of the stock of Casinos U.S.A. for a price of $100. A mortgage holder agreed to a twelve-month moratorium on monthly payments for debt with a principal balance of $719,000 and monthly payments approximating $5,000. Similarly, a mortgage with a principal balance of $233,000 was restructured to provide a twelve-month moratorium on monthly payments of $2,000. The maturity dates for both the mortgages were extended from 2004 to 2009.

The Company also restructured its debt with certain equipment suppliers. One supplier, holding debt with an aggregate principal balance of $235,937, reduced the principal balance to $40,480, resulting in a gain of $195,497. The monthly payment was reduced to $1,826 including interest at 7.75%. Another supplier, holding debt with an aggregate principal balance of $120,548, reduced the principal balance to $36,900, resulting in a gain of $83,648. The monthly payment was reduced to $1,660 including interest at 7.5%.
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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2002, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2002 Compared to the Three Months ended December 31, 2001

We recognized net income of $474,140 ($0.19 per share) for the three months ended December 31, 2002, compared to net income of $91,262 ($0.04 per share) for the same period in 2001.

Revenues

Casino revenues for the three months ended December 31, 2002 were $646,911 compared to $598,547 for the 2001 period, an increase of $48,364, or 8%. Revenues increased primarily because the excellent fall weather encouraged more patrons to visit Black Hawk. We also attribute part of the improvement to increased marketing efforts. We expanded our marketing activities in light of increased competition from the Black Hawk Casino by Hyatt.

Expenses

Casino operating expenses increased to $584,272 for the three months ended December 31, 2002 compared to $571,302 for 2001, an increase of $13,424 or 2%. We increased our marketing, promotional and charter bus expenses during the period. We were able to reduce expenses by discontinuing our table games. We also replaced some higher cost leased slot machines with lower cost machines. Finally, the City of Black Hawk reduced the device fees levied on the gaming devices in our casino.

Operating, general, and administrative expenses decreased $9,269 to $135,164 for the three months ended December 31, 2002, compared to $144,433 for the same period in 2001. Included in 2002 is the favorable settlement of various claims which resulted in a gain of $40,000. Included in 2001 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. Excluding the impact of claim settlements from our results indicates that expenses were $49,269 in 2002 and $54,433, a slight reduction of $5,164, resulting from our cost-cutting efforts. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Other

Interest expense decreased $29,104 to $52,717 for the three months ended December 31, 2002, compared to $81,821 in 2001. Effective November 1, 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms, and allowed us to reclassify certain debts in default into long-term debt.

With regard to the secured convertible note having a principal balance of $501,000 (in default), the note holder agreed to waive accrued and unpaid interest in the amount of $215,000, extend the maturity until 2009, reduce the interest rate to 4%, and agreed to an assignment of the note to Casinos, U.S.A., Global's subsidiary. Global granted an option to the creditor that can be exercised after April 1, 2005, to purchase 100% of the stock of Casinos, U.S.A. for a price of $100. A mortgage holder agreed to a twelve-month moratorium on monthly payments for debt with a principal balance of $719,000 and monthly payments approximating $5,000. Similarly, a mortgage with a principal balance of $233,000 was restructured to provide a twelve-month moratorium on monthly payment of $2,000. The maturity dates for both mortgages were extended from 2004 to 2009.

In addition to reducing interest expense, we recorded a gain of $473,941 from this debt restructuring.

During the quarter ended December 31, 2001, the Company recorded the sale proceeds from its Woodbine property rights. As previously disclosed, these sale proceeds were held in escrow pending resolution of an ownership dispute. The disputes were resolved and proceeds disbursed during the quarter. The Company recorded a gain of $194,801 from this transaction.

During the quarter ended December 31, 2001, we recorded gains of $95,470 related to our marketable securities portfolio. We subsequently sold our entire portfolio and had no similar gains in 2002.

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

Results of Operations - Six Months Ended December 31, 2002 Compared to the Six Months ended December 31, 2001

We recognized net income of $473,630 for the six months ended December 31, 2002, compared to a net loss of $(135,647) for the same period in 2001. The restructuring of our operations and our long-term debt provided the improved operating results.

Revenues

Casino revenues for the six months ended December 31, 2002 were $1,380,035 compared to $1,282,846 for the 2001 period, a increase of $97,189 or 8%.

Revenues increased primarily because the excellent fall weather encouraged more patrons to visit Black Hawk. We also attribute part of the improvement to increased marketing efforts. We expanded our marketing efforts in light of the increased competition from the Black Hawk Casinos by Hyatt.

Expenses

Casino operating expenses increased to $1,164,404 for the six months ended December 31, 2002 from $1,132,543 for the six months ended December 31, 2001, an increase of $31,861, or 3%. The increase was driven by our expansion of marketing and promotional activities, which increased by $63,149 compared to the previous year. We were able to reduce certain other costs. The costs associated with table games, primarily blackjack, exceeded our revenue on those games and we removed all table games from the casino during the quarter ended December 31, 2002. In addition, we were leasing some slot machines at a relatively high monthly cost. We replaced those machines with some lower cost alternatives. Finally, the City of Black Hawk reduced its local device fees.

Operating, general, and administrative expenses decreased $166,439 to $93,748 for the six months ended December 31, 2002, compared to $260,187 for the same period in 2001. In 2002, we favorably settled various claims resulting in a gain of $40,000. Included in 2001 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. Excluding the impact of claim settlements from our results indicates that expenses were $133,748 in 2002 and $170,187 in 2001. The reduction of $36,439 results from our continued cost-cutting efforts. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Other

Interest expense decreased $41,121 to $122,194 for the six months ended December 31, 2002, compared to $163,315 in 2001. Effective November 1, 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms and allowed us to reclassify certain debt in default into long term debt.

With regard to the secured convertible note having a principal balance of $501,000 (in default), the note holder agreed to waive accrued and unpaid interest in he amount of $215,000, extend the maturity until 2009, reduce the interest rate to 4%, and agreed to an assignment of the note to Casinos, U.S.A., Global's subsidiary. Global granted option to the creditor that can be exercised after April 1, 2005, to purchase 100% of the stock of Casinos, U.S.A. for a price of $100. A mortgage holder agreed to a twelve-month moratorium on monthly payments for debt with a principal balance of $719,000 and monthly payments approximating $5,000. Similarly, a mortgage with a principal balance of $233,000 was restructured to provide a twelve-month moratorium on monthly payment of $2,000. The maturity dates for both mortgages were extended from 2004 to 2009.

In addition to reducing interest expense, we recorded a gain of $473,941 from the debt restructuring.

Interest expense was further reduced because the interest rates on certain variable rate debt was reduced and by the normal decline in outstanding balances resulting from periodic payments.

During the six months ended December 31, 2001, the Company recorded the sale proceeds from its Woodbine property rights. As previously disclosed, these sale proceeds were held in escrow pending resolution of an ownership dispute. The disputes were resolved and proceeds disbursed during the quarter. The Company recorded a gain of $194,801 from this transaction.

In 2001, our marketable securities portfolio recorded a net loss of $(57,249), both realized and unrealized. We subsequently sold our entire marketable trading securities portfolio and had no such losses during the period ended December 31, 2002.

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

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As of December 31, 2002, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain vendors, and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

At December 31, 2002, the Company had cash and cash equivalents of $346,759, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our working capital deficiency decreased by $795,861 to ($1,089,176) at December 31, 2002, from ($1,885,037) at June 30, 2002.

At December 31, 2002, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, were in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes that could have a material adverse impact on our financial condition.

We have no working capital line of credit or other credit facility.

Cash provided by operating activities was $259,809 for the six months ended December 31, 2002. For the same period in 2001, operating activities used net cash of ($194,775).

Net cash used in financing activities increased $(17,664) to $(87,562) for the six months ended December 31, 2002, compared to cash used of $(69,898) in 2001. All debt payments represent normal monthly payments required under our various debt agreements.

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

ITEM 3.      CONTROLS AND PROCEDURES

Frank L. Jennings, Principal Executive and Financial Officer of Global Casinos, Inc., has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

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
GLOBAL CASINOS, INC.
Date: April 11, 2003	By: /s/ Frank L. Jennings Frank L. Jennings, Principal Executive and Financial Officer

 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Casinos, Inc. (the "Company") on Form 10-QSB for the period ending December, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
April 11, 2003