Form 10QSB
period 2003-03-31
GLOBAL CASINOS INC
filed 2003-05-15
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 0-15415

GLOBAL CASINOS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 (I.R.S. Employer Identification No.)

 5455 Spine Road, Mezzanine East, Boulder, Colorado 80301
(Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code:     (303) 527-2903

_____________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2003, the Issuer had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [   ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and its results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002 and its cash flows for the nine-month periods ended March 31, 2003 and 2002. The Company's consolidated balance sheet as of June 30, 2002 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS as of March 31, 2003 and June 30, 2002
	March 31,	June 30,
	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 418,627	$ 230,959
Accrued gaming income	23,258	135,912
Inventory	15,550	17,651
Note receivable	-	39,612
Other	5,968	3,875
Total current assets	463,403	428,009
Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,071,481	4,071,481
Equipment	1,204,030	1,152,036
	5,793,461	5,741,467
Accumulated depreciation	(2,082,526)	(1,951,225)
	3,710,935	3,790,242
	$ 4,174,338	$ 4,218,251
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 34,224	$ 36,882
Accounts payable, related parties	208,777	199,000
Accrued expenses	154,185	180,681
Accrued interest	437,565	588,483
Current portion of long-term debt	118,237	273,000
Debt in default	417,973	918,000
Other	120,000	117,000
Total current liabilities	1,490,961	2,313,046
Long-term debt, less current portion	2,630,152	2,336,235
Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920	46,920
Commitments and contingencies
Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series A - $2.00 stated value, non-voting, 2,000,000 shares authorized,
200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567	122,567
Additional paid-in capital	12,226,117	12,226,117
Accumulated (deficit)	(12,743,379)	(13,227,634)
	6,305	(477,950)
	$ 4,174,338	$ 4,218,251

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
		(Restated)
Revenues:
Casino	$ 656,992	$ 656,780
Expenses:
Casino operations	556,170	553,733
Operating, general, and administrative	36,226	39,173
	592,396	592,906
Income from operations	64,596	63,874
Other income (expense):
Interest expense	(51,509)	(77,584)
Gain from marketable securities portfolio	-	90,602
Gain from debt restructuring	-	115,000
	(51,509)	128,018
Net income	13,087	191,892
Preferred dividends	(582)	-
Net income attributable to common stockholders	$ 12,505	$ 191,892
Earnings per common share:
Basic	$ 0.01	$ 0.08

Diluted	$ 0.01	$ 0.08
Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,460	2,470,460

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the nine months ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
		(Restated)
Revenues:
Casino	$ 2,037,027	$ 1,939,626
Expenses:
Casino operations	1,720,574	1,686,276
Operating, general, and administrative	129,974	299,360
	1,850,548	1,985,636
Income (loss) from operations	186,479	(46,010)
Other income (expense):
Interest expense	(173,702)	(240,899)
Loss from marketable securities portfolio	-	33,353
Gain from debt restructuring	473,941	115,000
Gain on asset disposal	-	194,801
	300,239	102,255
Net income	486,718	56,245
Preferred dividends	(2,463)	-
Net income attributable to common stockholders	$ 484,255	$ 56,245
Earnings per common share:
Basic	$ 0.20	$ 0.02
Diluted	$ 0.20	$ 0.02
Weighted average shares outstanding:
Basic	2,431,360	2,404,323
Diluted	2,470,460	2,443,423

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2003 and 2002 (Unaudited)
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$ 398,538	$ (214,041)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable trading securities	-	(492,608)
Sales of marketable trading securities	-	757,612
Purchases of equipment	(132,821)	(5,344)
Transfer of cash to OnSource Corporation	-	(52,873)
Collections on note receivable	39,612	48,558
Net cash provided by (used in) investing activities	(93,209)	255,345
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(117,661)	(127,938)
Net cash (used in) financing activities	(117,661)	(127,938)
Net increase (decrease) in cash	187,668	(86,634)
Cash at beginning of period	230,959	353,517
Cash at end of period	$ 418,627	$ 266,883
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 133,460	$ 158,806
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

1.     ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months and nine months ended March 31, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

At March 31, 2003, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company recently reported net income, it reported substantial net losses in previous years. As of March 31, 2003 it had an accumulated deficit of $(12,743,379) and working capital deficiency of $(1,027,558). The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.     RELATED PARTY TRANSACTIONS

The Company's directors provide legal and accounting services, for which they bill the Company. Total fees recorded for the nine months ended March 31, 2003 and 2002 were $68,505 and $87,966, respectively.

A business controlled by a director provides clerical and administrative support and bills the Company its pro-rata share of expenses. Total billings recorded for the nine months ended March 31, 2003 and 2002 were $11,673 and $9,057, respectively.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2003, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2003 Compared to the Three Months ended March 31, 2002

We recognized net income of $12,505 ($0.01 per share) for the three months ended March 31, 2003, compared to net income of $191,892 ($0.08 per share) for the same period in 2002.

Revenues

Casino revenues for the three months ended March 31, 2003 were $656,992, substantially unchanged from the $656,780 reported in the prior year.

Expenses

Casino operating expenses increased to $556,170 for the three months ended March 31, 2003 compared to $553,733 for 2002, an increase of $2,437. We increased our marketing, promotional and charter bus expenses during the period. We were able to reduce expenses by discontinuing our table games. We also replaced some higher cost leased slot machines with lower cost machines. Finally, the City of Black Hawk reduced the device fees levied on the gaming devices in our casino.

Operating, general, and administrative expenses decreased $2,947 to $36,226 for the three months ended March 31, 2003, compared to $39,173 for the same period in 2002. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Other

Interest expense decreased $26,075 to $51,509 for the three months ended March 31, 2003, compared to $77,584 in 2002. Effective November 1, 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms, and allowed us to reclassify certain debts in default into long-term debt.

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

During the quarter ended March 31, 2002, we recorded gains of $90,602 related to our marketable securities portfolio. We subsequently sold our entire portfolio and had no similar gains in 2003. We also recorded a gain from debt restructuring in the quarter ended March 31, 2002. The gain of $115,000 was recorded when an equipment supplier agreed to restructure the remaining balance on debt related to the purchase of gaming machines.

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

Results of Operations - Nine Months Ended March 31, 2003 Compared to the Nine Months ended March 31, 2002

We recognized net income of $486,718 for the nine months ended March 31, 2003, compared to net income of $56,245 for the same period in 2002. The restructuring of our operations improved our operating income and the gain on debt restructuring improved our other income.

Revenues

Casino revenues for the nine months ended March 31, 2003 were $2,037,027 compared to $1,939,626 for the 2002 period, a increase of $97,401 or 5%.

Revenues increased primarily because the excellent fall weather encouraged more patrons to visit Black Hawk. We also attribute part of the improvement to increased marketing efforts. We expanded our marketing efforts in light of the increased competition from the Black Hawk Casinos by Hyatt.

Expenses

Casino operating expenses increased to $1,720,574 for the nine months ended March 31, 2003 from $1,686,276 for the nine months ended March 31, 2002, an increase of $34,298, or 2%. The increase was driven by our expansion of marketing and promotional activities, which increased by $101,227 compared to the previous year. We were able to reduce certain other costs. The costs associated with table games, primarily blackjack, exceeded our revenue on those games and we removed all table games from the casino during the quarter ended December 31, 2002. In addition, we were leasing some slot machines at a relatively high monthly cost. We replaced those machines with some lower cost alternatives. Finally, the City of Black Hawk reduced its local device fees.

Operating, general, and administrative expenses decreased $169,386 to $129,974 for the nine months ended March 31, 2003, compared to $299,360 for the same period in 2002. Included in 2002 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. The remaining reduction of $79,386 results from our continued cost-cutting efforts. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Other

Interest expense decreased $67,197 to $173,702 for the nine months ended March 31, 2003, compared to $240,899 in 2002. Effective November 1, 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms and allowed us to reclassify certain debt in default into long term debt.

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

In 2002, our marketable securities portfolio recorded a net gain of $33,353, both realized and unrealized. We subsequently sold our entire marketable trading securities portfolio and had no such losses during the period ended March 31, 2003.

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

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As of March 31, 2003, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain vendors, and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

At March 31, 2003, the Company had cash and cash equivalents of $418,627, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.

The Company does not have access to any revolving credit facilities. While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our working capital deficiency decreased by $857,479 to $(1,027,558) at March 31, 2003, from $(1,885,037) at June 30, 2002.

At March 31, 2003, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, were in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes and we could suffer a material adverse impact on our financial condition.

Cash provided by operating activities was $398,538 for the nine months ended March 31, 2003. For the same period in 2002, operating activities used net cash of ($214,041).

During the nine months ended March 31, 2003, we used cash of $(93,209) for investing activities. Capital expenditures of $132,821 were used to replace some slot machines and the carpet at the casino. The cash expended for these purchases was somewhat offset by collections on a note receivable. In the prior year capital expenditures were $5,344 and note receivable collections were $48,558. In addition, net proceeds of $265,004 were received from the trading of marketable securities. Furthermore, the 2002 period included the transfer of cash of $52,873 to OnSource Corporation in connection with our stock dividend.

Net cash used in financing activities decreased $(10,277) to $(117,661) for the nine months ended March 31, 2003, compared to cash used of $(127,938) in 2002. All debt payments represent normal monthly payments required under our various debt agreements.

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company are included in the financial statements for the year ended June 30, 2002 included in Form 10-KSB.

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
GLOBAL CASINOS, INC.
Date: May 15, 2003	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer

 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Casinos, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
May 15, 2003