Form 10KSB/A
period 2002-06-30
GLOBAL CASINOS INC
filed 2003-07-15
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2002 were $2,688,000. As of June 26, 2003, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, as quoted on the OTC Electronic Bulletin Board, held by non-affiliates of the Issuer was approximately $116,000. As of June 26, 2003, there were 2,431,360 shares of Common Stock outstanding.

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

 FORWARD LOOKING STATEMENTS

       Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       Global Casinos, Inc. ("the Company", "Global Casinos", or "Global") and its wholly owned subsidiaries operate in the domestic gaming industry. The Company is organized as a holding company for the purpose of acquiring and operating casinos, gaming properties, and other related interests. Global was organized under the laws of the State of Utah on June 8, 1978.

       As of June 30, 2002, Global had one operating subsidiary, which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

       During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource"). OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary, and certain other liabilities. Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. OnSource filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2002, registering the distribution of the OnSource dividend. Amendments to the Registration Statement were filed on January 13, 2003 and April 16, 2003. Future amendments are anticipated. The shares of OnSource will be distributed within ten days after the SEC declares the registration statement effective, which is expected during the third quarter of 2003. The shares of OnSource were transferred to a spin-off trust on June 13, 2002 pending completion of the distribution.

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

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

       The Bull Durham's customer base consists primarily of day visitors from Denver. Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A city bus stop is adjacent to the casino. During FY 2002, we increased our utilization of charter bus services. We contract certain bus companies to transport guests to our casino from Denver and its surrounding communities.

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

       2002 Restructuring. Beginning in approximately April 2002, the Company engaged in a series of meetings and discussions with the Colorado Division of Gaming surrounding the then pending application to renew the gaming license covering the Bull Durham. The Division of Gaming expressed concern that the Company's directors and officers, Messrs. Jennings and Neuman, had other associations with the Company's former directors, Messrs. Calandrella and Thygesen, the latter of whom had been the subject of an Initial Decision by an Administrative Law Judge of the Securities and Exchange Commission finding violations of federal securities laws. Notwithstanding the fact that Messrs. Calandrella and Thygesen had previously resigned from the Company, the Division of Gaming requested that Messrs. Jennings and Neuman, neither of whom were subject to the SEC administrative action, nevertheless resign as control persons of Casinos, U.S.A., the company that owned the Bull Durham and to which the gaming license would be issued.

       Concurrently with the discussions with the Division of Gaming, the Company entered into discussions with Astraea Investment Management, L.P. ("Astraea") to restructure the Company's financial and operational obligations. In July 2002, The Company agreed to a term sheet ("Astraea Term Sheet") covering various interrelated transactions more fully described below. Effective September 17, 2002, the terms of the restructuring were finalized (the "2002 Restructuring"), resulting in the following:
*	Astraea agreed to waive accrued and unpaid interest and fees under an unsecured $500,000 note (the "Astraea Unsecured Note").
*	Astraea agreed to extend the maturity date of the Astraea Unsecured Note to 2007, and to reduce the rate of interest thereon to seven percent (7%) per annum.
*	Astraea agreed that there would be a moratorium on payments on the Astraea Unsecured Note for 30 months.
*

Global Casinos and Astraea agreed that the Astraea Unsecured Note would be assigned to and assumed by Casinos, U.S.A. and be secured by one hundred percent (100%) of the outstanding shares of common stock of Casinos, U.S.A. (which owns the Bull Durham) and a security interest in the tangible and intangible assets of Casinos, U.S.A.

*

It was agreed that Global would continue to manage the Bull Durham for a management fee of $10,000 per month. Global Casinos has agreed to provide Astraea with certain financial reporting and inspection rights going forward.

*

Astraea has agreed to restructure its two mortgage notes against the Bull Durham to provide for interest at the rate of seven percent (7%) with a thirty-year amortization and an extended maturity date to 2009. Astraea also agreed to defer installment payments on its two secured promissory notes to the extent of one hundred percent (100%) of each such installments until an aggregate deferral totaling $100,000 is reached, but in no event more than one (1) year. Deferred installment payments will be set aside and used for working capital purposes and capital expenditures at the Bull Durham which are approved by Astraea. Any expenses incurred by Astraea in connection with the restructure of the indebtedness will be added to the principal balances of its secured notes and repaid as part of the balloon payment at the maturity date of such note. Debt to third parties associated with the gaming equipment located at the Bull Durham has been restructured with the agreement of the vendor.

*

junior secured mortgage notes encumbering the Bull Durham would be restructured to bear interest at the rate of four percent (4%) per annum and amortized in a straight line over a term of thirty (30) years, with a seven-year balloon;

*	All debt associated with gaming equipment located at the Bull Durham is required to be restructured to the satisfaction of Astraea.
*

All shares of Casinos, U.S.A. preferred stock properly issued or issuable pursuant to an accounting to be mutually agreed upon by Global Casinos and Astraea in connection with the building expansion program undertaken by the Bull Durham shall be cancelled as part of the restructuring of Global Casinos.

*

Global Casinos granted to Astraea an option exercisable after March 17, 2005 to purchase all of the issued and outstanding shares of common stock of Casinos, U.S.A. for a purchase price of $100. Global Casinos may redeem the option by paying to Astraea an amount sufficient to retire in full the $500,000 promissory note held by Astraea and assumed by Casinos, U.S.A. together with interest at the rate of twelve percent (12%) per annum.

*

The Board of Directors of Casinos, U.S.A. was reconstituted to consist of persons approved by Astraea and the Colorado Division of Gaming, and the voting shares of Casinos, U.S.A. have been made subject to a voting agreement to enforce this agreement.

*	Arrangements have been made to restructure a note payable from the Bull Durham to Global Casinos to permit debt service by Global Casinos on a note held by a third party.
*	The warrants to purchase shares of Casinos U.S.A. and the participation in net cash flow provided for under Casinos U.S.A.'s Chapter 11 Bankruptcy Plan of Reorganization were cancelled.

       The Astraea Term Sheet providing for the foregoing was executed by an on behalf of Global Casinos, Casinos U.S.A., Astraea and the holders of all subordinated mortgage notes against the Bull Durham except for the holders of approximately $200,000 in subordinated mortgage notes. With respect to those junior lienholders, the Company nevertheless began making revised payments based upon the restructured interest rate and maturity date provided for in the Astraea Term Sheet in the fourth quarter of 2002, without objection or protest on the part of the holders of those subordinated mortgage notes. The Company takes the position that by their acquiescence, those subordinated note holders are deemed to be bound by the terms of the Astraea Term Sheet.

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

Results of Operations - Fiscal Year Ended June 30, 2002 Compared to the Fiscal Year Ended June 30, 2001

       Restatement of Prior Periods. In accordance with the requirements of Statements of Financial Accounting Standards Nos. 142 and 144, we evaluated the carrying values of the identified intangibles and the goodwill acquired in the Alaska Bingo Supply transaction. We determined that the value of those assets had been impaired and that the recognition of that impairment for accounting purposes should have been recorded in prior periods. Accordingly, we restated the financial statements previously presented as of and for the year ended June 30, 2001 to reflect the retroactive application of this accounting principle. The effect of this restatement on the June 30, 2001 balance sheet was to reduce assets and to increase accumulated deficit by $2,051,000. The effect of this restatement on the statement of operations for the year ended June 30, 2001 was to reduce amortization and impairment expense and to reduce net loss by $817,000, or $0.50 per share.

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

       We operate a limited food and beverage service incidental to the operation of the casino. Food and beverage revenues approximated 3% of casino revenues in fiscal 2002 and 8% of casino revenues in fiscal 2001.

       We were able to reduce our casino operating costs, which were $2,410,000 in fiscal 2002 compared to $2,628,000 in fiscal 2001, a decrease of $218,000 or 8%. The reduction primarily resulted from our Bull Durham operations restructuring, whereby we were able to reduce certain payroll costs and certain food and beverage costs. Payroll costs were reduced by $83,000. The decrease is comprised of a reduction in the number of hours that we operated our food and beverage service ($9,000); a reduction in the number of hours that we operated our blackjack tables ($18,000); elimination of corporate officers from the casino payroll ($54,000); and all other changes ($2,000). Our food and beverage costs declined by $35,000 because we reduced the number of hours that we operated that service. We also terminated our participation in certain casino games and reduced our prize fund expenses by $59,000. The cost reductions were partially offset by an increase in marketing costs, primarily the $31,000 increase in charter bus expense. As a result, casino operating costs solely for the Bull Durham were $2,410,000 in fiscal 2002 compared to $2,593,000 in fiscal 2001. The remainder of the differential resulted from closing the Tollgate.

       General and Administrative. We continue to reduce our corporate overhead costs, which declined to $139,000 in fiscal 2002 from $257,000 in fiscal 2001. The decrease was the result of outsourcing substantially all of our corporate functions. By outsourcing our corporate management function, we eliminated $101,000 of payroll related costs for corporate officers and managers. Furthermore, our overall costs for outsourced legal, auditing, and consulting fees included in our general and administrative costs decreased by $8,000 from fiscal 2001 to fiscal 2002.

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

       Our marketable securities portfolio yielded a net gain of $125,000 in fiscal 2002 compared to a net gain of $117,000 in fiscal 2001. During 2002 we liquidated our securities portfolio and we do not expect to generate future trading gains or losses.

       Gain on asset disposal in fiscal 2002 reflects the sale of our South Dakota property. The South Dakota property had been the subject of an ownership dispute. Proceeds from sale of the property were placed in escrow pending final resolution of the dispute. All items were resolved in fiscal 2002 and the gain of $194,000 was recognized. In fiscal 2001, we recognized a gain on asset disposal of $29,000 representing the sale of casino equipment.

       We also recognized a net gain of $87,000 related to a restructuring of certain debts. The holders of debt instruments with principal and interest balances approximating $350,000 agreed to accept fixed monthly payments of $7,000 (including interest) and a reduction in the face amount of the debt. For financial statement purposes, the transaction yielded a pre-tax gain of $132,000 less associated taxes of $45,000.

       Discontinued Operations. As previously announced, Global transferred certain assets and liabilities to OnSource Corporation, a subsidiary formed by Global to facilitate a spin-off of its Alaska operations to its shareholders. The transfer of assets and liabilities to OnSource was effective July 1, 2001. Global declared a stock dividend to all shareholders of record as of August 6, 2001, whereby Global's shareholders are entitled to receive one share of OnSource for every ten shares of Global's common stock owned by them. The accompanying financial statements have been revised to present the Alaska operations as discontinued operations for both fiscal 2002 and 2001.

       During fiscal 2001, we owned 100% of the Alaskan operations. Effective July 1, 2001, we transferred our ownership interests to OnSource, our wholly owned subsidiary. Between July 1, 2001 and June 13, 2002, OnSource sold common shares to other parties, reducing Global's ownership to 32%. On June 13, 2002, we transferred the OnSource common stock owned by Global into a trust for the benefit of Global's shareholders. Global's average ownership interest in OnSource for fiscal 2002 was 52.4%.

       For the year ended June 30, 2002, we reported a loss from discontinued operations of ($23,000), representing 52.4% of OnSource's net loss of ($44,000). For the year ended June 30, 2001, we reported income from discontinued operations of $152,000, representing 100% of OnSource's net income.

       OnSource reported revenues of $2,301,000 for fiscal 2002 compared to $2,703,000 for fiscal 2001, a decrease of $402,000. Since the acquisition of Alaska Bingo in 1997, revenues have declined significantly. We believe that the decline has been caused by a general deterioration in the strength of the Alaska economy and loss of market share due to increased competition.

       Gross profit also declined, from $1,193,000 in 2001 to $1,070,000 in 2002. The percentage decline was not as significant as the revenue decline because we were able to improve our pricing strategy.

       OnSource's operating expenses were $912,000 in 2002 compared to $810,000 in 2001. The increase in 2002 was caused by non-cash compensation expense related to the sale of stock and the issuance of stock options. The sale of stock was comprised of 90,000 shares at $0.50 per share. The options issued to employees were comprised of 120,000 options with an exercise price of $0.50 per share. For accounting purposes, we valued the stock at $1.50 per share. The difference of $1.00 per share was recorded as compensation expense and as an additional contribution to capital. Other operating expenses incurred by OnSource declined from 2001 to 2002, primarily as a result of the elimination of management fees paid to its parent company.

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

       Consequently, we believe that future cash needs must be internally generated through operations. Cash flow at the Company's sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary. However, operating cash flow is not expected to be sufficient to reduce the parent company's debt posture or working capital deficiency. We do not expect to generate sufficient funds to cover the deficiencies related to our debt in default or other outstanding obligations. Should creditors initiate action against us to collect upon their debts, it could have a material adverse effect on our financial condition.

       At June 30, 2002, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $428,000 compared to current liabilities of $2,313,000 resulting in a working capital deficit of $1,885,000. This working capital deficit, combined with the Company's history of losses from operations, has led our independent auditors to qualify their audit opinion due to substantial doubts about our ability to continue as a going concern.

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

       Current assets decreased from $723,000 at June 30, 2001 to $428,000 at June 30, 2002, a decrease of $295,000 or 41%. Current liabilities decreased from $3,405,000 at June 30, 2001 to $2,313,000 at June 30, 2002, a decrease of $1,092,000 or 32%. The decrease resulted primarily from the termination of marketable securities trading activities and the restructuring of certain debts that were in default.

       Net cash provided by operating activities decreased by approximately $786,000. In 2001, the Company recognized a significant cash flow benefit from reclassifying the working capital deficit of OnSource to discontinued operations. In 2002, the cash flow from securities trading activities declined from $611,000 in 2001 to $357,000. The operating cash flow that can be attributed to continuing activities improved slightly, from $285,000 in 2001 to $424,000 in 2002.

       Investing activities provided net cash of $28,000 in 2002 compared to $126,000 in fiscal 2001, primarily because of proceeds from the sale of equipment from the Tollgate in 2001.

       The Company used approximately $421,000 in cash for financing activities during the year ended June 30, 2002 compared to approximately $1,003,000 during the same period in 2001. During 2001, the Company used $660,000 to redeem Series B preferred stock and to pay dividends thereon. Effective June 30, 2001, the Series B stock was converted into a promissory note payable. On July 1, 2001, the promissory note was transferred to and assumed by OnSource.

       As of June 30, 2002, there were 200,500 shares of Series A Convertible Preferred Stock that remained outstanding. The preferred stock share is redeemable at a price of $2.00 per share. The original offering comprised 1,406,250 units. Under the original terms of the offering, the units were comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. On May 31, 1995, a majority of the preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $0.50 per share. Subsequently, 1,205,750 shares of preferred stock were converted. The remaining outstanding Series A Redeemable Preferred Stock is in default of the mandatory redemption feature. The conversion privileges originally included with this stock have expired. None of the Class D warrants originally issued as part of the unit remain outstanding.

       As of June 30, 2002, there were 39,101 shares of Series C Preferred Stock that remained outstanding. The stock has a stated value of $1.20 and is convertible into one share of common stock. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

       During the year ended June 30, 2002, the holders of 448,070 shares of Series C Preferred Stock exchanged their stock holdings for unsecured promissory notes with an aggregate principal balance of $641,000, bearing interest at 7% per annum and maturing in October 2003. All of these notes were assumed by OnSource Corporation. The remaining outstanding shares of Series C preferred stock (39,101) are all owned by one stockholder. We have offered this shareholder the option to exchange the outstanding Series C shares on the same terms and conditions offered to the other Class C shareholders.

       As previously disclosed, Astraea holds a $500,000 promissory note which under the 2002 Restructuring was assigned by Global Casinos to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 7% per annum, is due and payable in September 2007. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos U.S.A.. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note. Global Casinos does not have the capital with which to repay the note and does not anticipate being able to generate the capital through operations. As a result, the only way that Global Casinos could purchase the Astraea option by retiring the $500,000 promissory note would be through a refinancing of its debt. There currently exist no agreements, understanding or arrangements with respect to any such debt refinancing.

       Further as part of the 2002 Restructuring, Astraea as holder of the first two mortgages against the Bull Durham agreed to a 12-month moratorium on monthly payments and to an extension of the maturity date of those mortgages from 2004 to 2009. In addition, junior mortgage holders holding all of the subordinated debt against the Bull Durham except for the holders of approximately $200,000 in subordinated mortgages also agreed to reduce the interest rate of their mortgage notes to 4% per annum and agreed to extend the maturity date of those notes from 2004 to 2009. Since September 2002, the Company has been paying the holders of the junior mortgages who did not agree to accept the Astraea Term Sheet on the basis of the reduced interest rate and extended maturity date provided for in that Term Sheet. Since that time, the holders of those junior mortgages have been acquiescing and accepting the modified payment without objection. The Company has taken the position that such acquiescence and acceptance without objection constitutes a legally enforceable modification by estoppel.

       The Company's common stock is neither listed nor traded on NASDAQ or a national securities exchange. Information about the Company's stock can be found at the Pink Sheets, LLC, a quotation service that provides quotes, last-sale price, and volume information in over-the-counter (OTC) securities.

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

       Subsequent to June 30, 2002, the Company completed a restructuring of certain debts and obligations. With regard to the promissory note, in default, with a principal balance of $500,000, the creditor agreed to forgive all accrued and unpaid interest of $215,000, defer payments for 30 months, and extend the maturity date to 2007. With regard to the senior mortgage debt on the Bull Durham with a principal balance of $1,799,000, the creditors agreed to reduce the interest rate to 7%, defer payments for 12 months, and extend the maturity date until 2009. With regard to the junior secured mortgage debt on the Bull Durham with a principal balance of $298,000, the creditors agreed to reduce the interest rate to 4%, reduce the monthly payments to a 30 year amortization schedule, and extend the maturity date to 2009. With regard to equipment debt with a principal balance of $405,000, the creditors agreed to reduce the principal balances by approximately 50%.

       Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $500,000 promissory note. Global does not currently have the capital resources to retire the $500,000 promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.

ITEM 7.       FINANCIAL STATEMENTS

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

Report of Independent Auditors

Board of Directors and Shareholders
Global Casinos, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, the Company has restated its financial statements for the years ended June 30, 2002 and 2001 to record its share of the loss from the operation of a discontinued segment and to correct for the recognition of an asset impairment in a prior period.

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

Stark Winter Schenkein & Co., LLP
Denver, Colorado
November 19, 2002

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30, 2002
(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 231,000
Accrued gaming income	136,000
Inventory	18,000
Note receivable	40,000
Other	3,000
Total current assets	428,000

Land, building and improvements, and equipment:
Land	518,000
Building and improvements	4,072,000
Equipment	1,151,000
5,741,000
Accumulated depreciation	(1,951,000)
3,790,000
$ 4,218,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 37,000
Accounts payable, related parties	199,000
Accrued expenses	181,000
Accrued interest	588,000
Current portion of long-term debt	273,000
Debt in default	918,000
Other	117,000
Total current liabilities	2,313,000

Long-term debt, less current portion	2,336,000

Preferred Stock - Series A - mandatory redeemable
liquidation preference $2.00 per share, 2,000,000 shares authorized,
200,500 shares issued and outstanding, in default	401,000
Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding, in arrears	47,000
Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,000
Additional paid-in capital	12,249,000
Accumulated (deficit)	(13,250,000)
(879,000)

$ 4,218,000

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2002 and 2001 (Restated)
	2002	2001
Revenues:
Casino	$ 2,688,000	$ 2,666,000

Expenses:
Casino operations	2,410,000	2,628,000
Operating, general, and administrative	139,000	257,000
	2,549,000	2,885,000
Income (loss) from operations	139,000	(219,000)

Other income (expense):
Interest income	9,000	10,000
Interest expense	(339,000)	(418,000)
Impairment losses	-	(187,000)
Gain from sale of marketable securities	125,000	117,000
Gain on asset disposal	194,000	29,000
	(11,000)	(449,000)
Income (loss) before income taxes	128,000	(668,000)
Income taxes (benefit)	(45,000)	-
Income (loss) from continuing operations	173,000	(668,000)
Discontinued operations:
Income (loss) from operations of bingo segment	(23,000)	152,000
Interest charged to bingo segment	-	198,000
Management fees charged to bingo segment	-	150,000
	(23,000)	500,000

Income (loss) before extraordinary item	150,000	(168,000)
Extraordinary item:
Gain from debt restructuring (net of income tax of $45,000)	87,000	-

Net income (loss)	237,000	(168,000)

Preferred dividends	(13,000)	(191,000)
Net income (loss) attributable to common stockholders	$ 224,000	$ (359,000)
Earnings (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$ 0.07	$ (0.41)
Discontinued operations	(0.01)	0.31
Extraordinary item	0.04	-
Preferred dividends	(0.01)	(0.12)
Net (loss) attributable to common stockholders	$ 0.09	$ (0.22)

Weighted average shares outstanding	2,411,070	1,636,348

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2002 and 2001 (Restated)
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 237,000	$ (168,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Discontinued operations	23,000	(500,000)
Depreciation and amortization	258,000	301,000
Net gain on sales of marketable trading securities	(125,000)	(117,000)
Purchases of marketable trading securities	(500,000)	(1,001,000)
Sales of marketable trading securities	857,000	1,612,000
Gain on asset disposal	(194,000)	(29,000)
Gain from debt restructuring	(132,000)	-
Impairment losses	-	187,000
Changes in assets and liabilities:
Restricted cash	53,000	-
Accrued gaming income	(109,000)	-
Inventories	5,000	6,000
Accounts payable	(226,000)	77,000
Accrued expenses	(55,000)	(368,000)
Accrued interest	179,000	111,000
Deferred sales proceeds	-	194,000
Net liabilities of discontinued operations	-	752,000
	34,000	1,225,000
Net cash provided by operating activities	271,000	1,057,000

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer of cash to OnSource Corporation	(53,000)	-
Purchases of building improvements and equipment	(21,000)	(58,000)
Proceeds from sale of assets	-	115,000
Collections on note receivable	73,000	69,000
Other	29,000	-
Net cash provided by investing activities	28,000	126,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(421,000)	(343,000)
Redemption of Series B preferred stock	-	(510,000)
Dividends on Series B preferred stock	-	(150,000)
Net cash (used in) financing activities	(421,000)	(1,003,000)

Net increase (decrease) in cash	(122,000)	180,000
Cash at beginning of period	353,000	173,000

Cash at end of period	$ 231,000	$ 353,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 255,000	$ 335,000
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Debt issued in exchange for Series C preferred stock	$ 641,000	$ -
Equipment acquired through debt	$ 107,000	$ -
Common stock issued in exchange for notes payable and accrued interest	$ 102,000	$ -
Common stock issued in exchange for accrued wages	$ 46,000	$ -
Capital contribution from transfer of net liabilities to an affiliate	$ 134,000	$ -
Common stock issued in exchange for debt, related parties	$ -	$ 90,000
Accrued and unpaid dividends on preferred stock	$ 13,000	$ 41,000
Debt issued in exchange for Series B preferred stock	$ -	$ 1,935,000

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
July 1, 2000 through June 30, 2002 (Restated)
	PREFERRED STOCK		COMMON STOCK		Additional
	Series B		Number		Paid	Accumulated
	Shares	Amount	of Shares	Amount	in Capital	(Deficit)	Total

Balance as of July 1, 2000	244,572	$ 2,000	1,546,360	$ 77,000	$11,610,000	$(13,115,000)	$ (1,426,000)

Redemption of Series B preferred stock	(51,015)	-	-	-	(510,000)	-	(510,000)
Retirement of Series B preferred stock
in exchange for debt	(193,557)	(2,000)	-	-	(1,933,000)	-	(1,935,000)
Common shares issued in exchange
for debt	-	-	600,000	30,000	60,000	-	90,000
Dividends on Series B preferred stock	-	-	-	-	-	(150,000)	(150,000)
Dividends on Series C preferred stock	-	-	-	-	-	(41,000)	(41,000)
Net (loss)	-	-	-	-	-	(168,000)	(168,000)
Balance as of June 30, 2001	-	-	2,146,360	107,000	9,227,000	(13,474,000)	(4,140,000)
OnSource stock dividend	-	-	-	-	2,755,000	-	2,755,000
Common shares issued in exchange
for debt	-	-	205,000	11,000	91,000	-	102,000
Common shares issued for
accrued wages	-	-	80,000	4,000	42,000	-	46,000
Capital contribution by stockholder	-	-	-	-	134,000	-	134,000
Dividends on Series C preferred stock	-	-	-	-	-	(13,000)	(13,000)
Net income	-	-	-	-	-	237,000	237,000
Balance as of June 30, 2002	-	$ -	2,431,360	$ 122,000	$12,249,000	$(13,250,000)	$ (879,000)

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

       On August 1, 1997, Global Alaska acquired Alaska Bingo Supply from an individual. The acquisition was recorded using the purchase accounting rules required by APB Opinion 16. The purchase price consisted of a cash down payment of $400,000, a promissory note of $4,000,000 due in monthly installments, and other costs and liabilities assumed of $262,763, resulting in a total purchase price of $4,662,763. The purchase price was allocated to the assets acquired based upon their fair market value and included $1,770,958 allocated to leasehold interests and contract rights (the identifiable intangibles) and a residual goodwill value of $2,164,504.

       Revenues and profitability for Alaska Bingo declined significantly after the acquisition. The Company evaluated the carrying values of the identified intangibles and the goodwill acquired in the Alaska Bingo Supply transaction and determined that the value of those assets had been impaired and that the recognition of that impairment for accounting purposes should have been recorded in prior periods. Accordingly, the Company restated the financial statements previously presented as of and for the year ended June 30, 2002 and 2001 (See Note 15).

       In previous years, the Company operated a casino on the island of Aruba. The casino was located in leased premises that were part of a hotel. In violation of the lease, the hotel closed the casino as part of a remodeling project. In partial settlement of the early lease termination, the Company received trade credits from the hotel. The Company was not able to utilize these trade credits and during the year ended June 30, 2001, determined that their value had been impaired. Accordingly, it was recorded as an impairment loss of $187,000.

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

Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," establishes requirements for disclosure of comprehensive income. The Company did not have any components of comprehensive income requiring separate disclosure under SFAS No. 130.

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

Earnings (Loss) Per Common Share

       The Company follows SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended June 30, 2002 and 2001 as the impact of the potential common shares would be anti-dilutive. For the year ended 2002, there were 226,050 common stock equivalents excluded from the calculation.

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

2.     GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company reported net income for the year ended June 30, 2002, it had net losses for several of the last fiscal years and has suffered from a lack of working capital. As of June 30, 2002, it had an accumulated deficit of $13,250,000 and a working capital deficiency of $1,885,000. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.     ONSOURCE CORPORATION AND DISCONTINUED OPERATIONS

       OnSource Corporation ("OnSource"), a Delaware corporation, was organized by Global as a wholly owned subsidiary. The Company formed OnSource to affect a spin-off of its Alaska operations. Global distributed its shares in OnSource to Global shareholders via a stock dividend.

       Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. On June 13, 2002, the shares of OnSource owned by Global were transferred into a spin-off trust for the benefit of Global's shareholders. OnSource has filed the appropriate registration documents with the US Securities and Exchange Commission ("SEC") such that the shares of OnSource can be distributed from the trust to the shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary. Global Alaska's operations were conducted through its wholly owned subsidiary, Alaska Bingo Supply, Inc. ("ABS"), an Alaskan corporation. ABS is primarily engaged in the distribution of a full line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska. Gaming in Alaska is limited to qualified organizations (primarily non-profit groups and municipalities) that operate bingo and pull-tabs games for fund raising purposes. ABS also provides facilities management services to bingo hall operators. In addition to the assets and liabilities directly related to Global Alaska, the Company also transferred to OnSource promissory notes payable in the aggregate principal amount of $641,000.

       The following is a summarized listing of items transferred to OnSource:
Cash	$ 53,000
Trade receivables	159,000
Inventory	311,000
Property and equipment	93,000
Other assets	32,000
Total assets of Global Alaska	$ 648,000
Liabilities of Global Alaska	(2,762,000)
Net liabilities of Global Alaska	(2,114,000)
Promissory notes payable	(641,000)
Net value of items transferred	$(2,755,000)

       Since the liabilities assumed by OnSource exceeded the assets transferred to OnSource, the net effect of the transfer was recorded as additional paid-in capital of $2,755,000.

       For accounting purposes, Global has determined that its Alaska operations should be presented as discontinued operations. Accordingly, the accompanying financial statements for the year ended June 30, 2001 have been restated to present the Alaskan operating activities as a discontinued operation. Subsequent to June 30, 2001, OnSource issued its common shares to persons other than Global, thus reducing Global's ownership percentage from 100% to 32%. Global's average ownership percentage during the year ended June 30, 2002 was 52%.

       Summarized operating information of Global Alaska for the years ended June 30, 2002 and 2001 is presented below.
	June 30, 2002	June 30, 2001
Revenues	$2,301,000	$2,703,000
Cost of Revenues	1,231,000	1,510,000
Gross profit	1,070,000	1,193,000
Operating expenses	912,000	810,000
Interest expense	202,000	231,000
Net income (loss)	$ (44,000)	$ 152,000
Global's pro-rata ownership	52.4%	100%
Discontinued operations	$ (23,000)	$ 152,000

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

7.     LONG-TERM DEBT

       At June 30, 2002, long-term debt consisted of the following:
Debt in Default:

Secured convertible note, in default, collateralized by the Company's equity in certain Casinos USA property, interest at 7%. The note is convertible in whole or in part to common stock at a conversion price of $1.00 per share. Subsequent to June 30, 2002, this debt was restructured (See Note 14).

$ 501,000
Unsecured convertible notes, in default, default interest at 12%. Notes are convertible in whole or in part, at the option of the holder, to common stock at a conversion price of $5.00 per share. Upon the effective date of a registration statement registering the underlying shares of common stock, notes will automatically convert.	136,000
Unsecured loans, interest at 10% to 15%, in default.	281,000

Debt Not in Default:

Installment note payable to a bank, bearing interest at a rate of prime + 2% (6.5% at June 30, 2002), due in monthly installments approximating $5,000, through 2004.	107,000
Mortgage payable to an investment company collateralized by real estate, interest at 7%, monthly payments of $5,210 plus annual payments of 37.5% of available Bull Durham net cash flow, as defined. Subsequent to year-end, this note was restructured to reduce the monthly payments and extend the due date until 2009.	719,000
Mortgages payable to unrelated parties, collateralized by real estate, interest at 9.2%, monthly payments of $9,288 plus annual payments of 12.5% of available Bull Durham net cash flow, as defined. Subsequent to year-end, this note was restructured to reduce the monthly payments and extend the due date until 2009.	1,080,000
Mortgages payable to unrelated parties, collateralized by real estate, interest at 7%, monthly payments of $2,119. Subsequent to year-end, this note was restructured to reduce the monthly payments and extend the due date until 2009.	298,000
Installment notes payable to equipment suppliers, bearing interest at various rates up to 10.75%, due in monthly installments approximating $10,000	405,000
3,527,000
Less current portion of long-term debt	(273,000)
Less debt in default	(918,000)
$ 2,336,000

Scheduled maturities of long-term debt for the years ending June 30 are as follows (after giving effect to the subsequent restructuring described in Note 14):

2003	$ 648,000
2004	238,000
2005	588,000
2006	63,000
Thereafter	1,990,000
Total	$ 3,527,000

8.     STOCKHOLDERS' (DEFICIT)

       Preferred Stock

       The Company has authorized 10,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

       Series A Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock. The preferred stock has a senior liquidation preference value of $2.00 per share. It does not bear dividends. It contains a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share. On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share. Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock. The remaining outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer. The Company is in default of the mandatory redemption feature of the outstanding shares. The conversion privileges originally included with this stock have expired.

       During 2002, the Company was informed by its stock transfer agent that the total number of outstanding Series A preferred stock was 200,500 shares. The Company had previously reported that there were 96,500 shares outstanding. The increase in the number of outstanding shares is reflected in the accompanying financial statements as a restatement of the beginning balance of Series A preferred stock from $193,000 to $401,000, an increase of $208,000, with a corresponding decrease in the amount of additional paid in capital. This restatement had no effect on accumulated deficit, assets, or net loss for the prior periods.

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

       Warrants To Purchase Common Stock

       In October 1996, in connection with a private placement of convertible debt, the Company issued 126,050 Class E Warrants, exercisable at $6.00 per share; 126,050 Class F Warrants, exercisable at $7.00 per share; and 126,050 Class G Warrants, exercisable at $8.00 per share. The Class, E, F and G warrants expire 30, 60 and 90 days upon the effective registration of the underlying common shares with the SEC.

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

Warrants to Purchase Casinos USA Stock

       In October 1995, Casinos USA, a wholly owned subsidiary of Global, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1997, the Court approved the Company's Second Amended Plan of Reorganization (the "Plan"), and in February 1998 the bankruptcy was discharged upon being fully administered. In accordance with the provisions of the Plan, certain creditors received warrants that permit the holders to purchase from Casinos USA an amount of common stock at $0.01 per share so that, immediately after exercise, the warrant holders would own 80% of the common stock of Casinos USA. The warrants are exercisable at any time through the earlier of January 17, 2004, or when the indebtedness to the warrant holders has been paid, but only subsequent to a sale of substantially all of Casino USA's assets, or a merger, recapitalization, refinance, or other restructuring (a "capital event"). The warrant holders are entitled to call a vote as to whether any capital event should be made or effectuated. The warrant holders shall be entitled to vote their warrants as though each warrant was one share of common stock. No such vote occurred during 2002 or 2001. In connection with the restructuring described in Note 14, these warrants were canceled.

Securities and Exchange Commission

       On September 24, 1998, the Company and a former director entered into a voluntary consent decree with the Securities and Exchange Commission, pursuant to which an administrative order was entered by the Commission directing the Company and the former director to cease and desist from anti-fraud violations of the federal securities laws in the future.

       On June 1, 1998, the Commission brought an administrative proceeding against a related party and certain of its directors, alleging certain violations of federal securities laws. Two of the individuals were also directors of the Company, who subsequently resigned as directors of Global. The matters at issue in the administrative proceeding do not involve the Company and management does not believe that it will have a material adverse effect. Nevertheless, the proceeding involves two of the Company's prior directors and the ultimate outcome of this matter is uncertain.

Litigation

       The Company entered into a lawsuit in 1999 with the mortgage holders of the land and building in Deadwood, South Dakota against a former director of the Company. The Company believed that it acquired the property in its acquisition of Woodbine Corporation from the former director and others in 1993, and consequently made payments in the total amount of $118,000 towards the assumed mortgage. The Company subsequently discovered that Woodbine Corporation had no direct or indirect ownership of the property, but rather the former director held the property under an installment land sale contract. The former director has been joined in the litigation as the result of his refusal to transfer his interest in the installment land sale contract to the Company. Amounts advanced under the assumed mortgage were expensed at the onset of the litigation. The Company entered into an agreement with the mortgage holders to receive $200,000 from the sale of the property subsequent to foreclosure. During the year ended June 30, 2002, the Company resolved all remaining disputes related to this property and received its share of proceeds from the sale. The Company recognized a gain of $194,000 on the transaction.

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

       The following pro forma net loss and earnings per share for 2002 and 2001 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2002	2001
Net Income (Loss) reported	$237,000	$(168,000)
Net Income (Loss) pro forma	$231,000	$(173,000)
Earnings (Loss) per share reported	$0.09	$(0.22)
Earnings (Loss) per share pro forma	$0.09	$(0.22)

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

       A business controlled by a director provides clerical and administrative support and bills the Company a flat fee monthly. Total fees recorded for the years ended June 30, 2002 and 2001 were $4,000 and $nil, respectively.

       During the year ended June 30, 2002, a shareholder provided consulting services to the Company for $16,000.

14.     SUBSEQUENT EVENT

       In July 2002, The Company agreed to a term sheet ("Astraea Term Sheet") covering various interrelated transactions more fully described below. Effective September 17, 2002, the terms of the restructuring were finalized (the "2002 Restructuring"), resulting in the following:
*	Astraea agreed to waive accrued and unpaid interest and fees under an unsecured $500,000 note (the "Astraea Unsecured Note").
*	Astraea agreed to extend the maturity date of the Astraea Unsecured Note to 2007, and to reduce the rate of interest thereon to seven percent (7%) per annum.
*	Astraea agreed that there would be a moratorium on payments on the Astraea Unsecured Note for 30 months.
*

Global Casinos and Astraea agreed that the Astraea Unsecured Note would be assigned to and assumed by Casinos, U.S.A. and be secured by one hundred percent (100%) of the outstanding shares of common stock of Casinos, U.S.A. (which owns the Bull Durham) and a security interest in the tangible and intangible assets of Casinos, U.S.A.

*

It was agreed that Global would continue to manage the Bull Durham for a management fee of $10,000 per month. Global Casinos has agreed to provide Astraea with certain financial reporting and inspection rights going forward.

*

Astraea has agreed to restructure its two mortgage notes against the Bull Durham to provide for interest at the rate of seven percent (7%) with a thirty-year amortization and an extended maturity date to 2009. Astraea also agreed to defer installment payments on its two secured promissory notes to the extent of one hundred percent (100%) of each such installments until an aggregate deferral totaling $100,000 is reached, but in no event more than one (1) year. Deferred installment payments will be set aside and used for working capital purposes and capital expenditures at the Bull Durham which are approved by Astraea. Any expenses incurred by Astraea in connection with the restructure of the indebtedness will be added to the principal balances of its secured notes and repaid as part of the balloon payment at the maturity date of such note. Debt to third parties associated with the gaming equipment located at the Bull Durham has been restructured with the agreement of the vendor.

*

junior secured mortgage notes encumbering the Bull Durham would be restructured to bear interest at the rate of four percent (4%) per annum and amortized in a straight line over a term of thirty (30) years, with a seven-year balloon;

*	All debt associated with gaming equipment located at the Bull Durham is required to be restructured to the satisfaction of Astraea.
*

All shares of Casinos, U.S.A. preferred stock properly issued or issuable pursuant to an accounting to be mutually agreed upon by Global Casinos and Astraea in connection with the building expansion program undertaken by the Bull Durham shall be cancelled as part of the restructuring of Global Casinos.

*

Global Casinos granted to Astraea an option exercisable after March 17, 2005 to purchase all of the issued and outstanding shares of common stock of Casinos, U.S.A. for a purchase price of $100. Global Casinos may redeem the option by paying to Astraea an amount sufficient to retire in full the $500,000 promissory note held by Astraea and assumed by Casinos, U.S.A. together with interest at the rate of twelve percent (12%) per annum.

*

The Board of Directors of Casinos, U.S.A. was reconstituted to consist of persons approved by Astraea and the Colorado Division of Gaming, and the voting shares of Casinos, U.S.A. have been made subject to a voting agreement to enforce this agreement.

*	Arrangements have been made to restructure a note payable from the Bull Durham to Global Casinos to permit debt service by Global Casinos on a note held by a third party.
*	The warrants to purchase shares of Casinos U.S.A. and the participation in net cash flow provided for under Casinos U.S.A.'s Chapter 11 Bankruptcy Plan of Reorganization were cancelled.

       The Astraea Term Sheet providing for the foregoing was executed by an on behalf of Global Casinos, Casinos U.S.A., Astraea and the holders of all subordinated mortgage notes against the Bull Durham except for the holders of approximately $200,000 in subordinated mortgage notes. With respect to those junior lienholders, the Company nevertheless began making revised payments based upon the restructured interest rate and maturity date provided for in the Astraea Term Sheet in the fourth quarter of 2002, without objection or protest on the part of the holders of those subordinated mortgage notes. The Company takes the position that by their acquiescence, those subordinated note holders are deemed to be bound by the terms of the Astraea Term Sheet.

15.     RESTATEMENT OF FINANCIAL STATEMENTS

       The Company evaluated the carrying values of the identified intangibles and the goodwill acquired in the Alaska Bingo Supply transaction and determined that the value of those assets had been impaired and that the recognition of that impairment should have been recorded in the period prior to July 1, 2000. Accordingly, the Company has restated the financial statements previously presented as of and for the years ended June 30, 2002 and 2001 to reflect this impairment in the period prior to July 1, 2000.

       The effect of this restatement on the statement of operations for the year ended June 30, 2002 was to reduce the loss on the disposal of the bingo segment and the net loss by $2,051,000 or $.65 per share. The effect of this restatement on the statement of operations for the year ended June 30, 2001 was to reduce amortization and impairment expense and the net loss by $817,000, or $0.50 per share.

       In addition, the Company has determined that it should have recorded its proportionate share of the net loss from the operation of the bingo segment through the actual date of disposal. The effect of recording this loss was to increase the loss from the operation of the discontinued segment and the net loss by $23,000 or $.01 per share.

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

       Stark Winter Schenkein & Co., LLP was originally engaged to audit the financial statements for the year ended June 30, 2002 and subsequently engaged to restate the financial statements for the year ended June 30, 2001.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Frank L. Jennings	51	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	55	Director	1997


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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($))	Options SARs (#)
Frank L Jennings, Chief Executive & Financial Officer	2002 2001	$-0-(3) $-0-(3)	$-0- $-0-	-0- -0-

Stephen G. Calandrella, President and Director(2)	2001	$40,000	$-0-(1)	-0-
	2000	$72,000	$-0-	-0-
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

       The following table sets forth, as of June 13, 2003 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	330,000	12.4%
	Frank L. Jennings 5455 Spine Road, Mezzanine East Boulder, CO 80301	50,000 (2)	2.0%
	All Officers and Directors as a Group (2 Persons)	380,000	14.4%
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

       During fiscal 2001, Clifford Neuman, a director of the Company who also serves as legal counsel, agreed to convert a total of $45,000 in outstanding and unpaid fees for services into 300,000 shares of Common Stock, at a conversion value of $0.15 per share. During fiscal 2001, Stephen G. Calandrella, a former officer and director, agreed to convert a total of $45,000 in accrued and unpaid compensation into 300,000 shares of Common Stock at a conversion value of $0.15 per share.

       During fiscal 1998, Mr. Neuman agreed to convert a total of $80,000 in outstanding and unpaid fees for services into 20,000 shares of common stock, at a conversion value of $4.00 per share and 20,000 warrants exercisable at $5.00 per share. Mr. Neuman has voluntarily surrendered the warrants to the Company for cancellation due to their lack of value.

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
	GLOBAL CASINOS, INC.
Date: July 15, 2003	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	July15, 2003
/s/ Clifford L. Neuman Clifford L. Neuman	Director	July15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Global Casinos, Inc. (the "Company") on Form 10-KSB/A for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
July 15, 2003
