Form 10QSB/A
period 2002-09-30
GLOBAL CASINOS INC
filed 2003-07-17
CIK 727346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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


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

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET as of September 30, 2002

September 30, 2002 (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 397,576
Accrued gaming income	17,741
Inventory	19,217
Note receivable	20,445
Other	5,954
Total current assets	460,933

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,071,481
Equipment	1,184,969
5,774,400
Accumulated depreciation	(2,018,851)
3,755,549
$ 4,216,482

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable, trade	$ 32,533
Accounts payable, related parties	231,082
Accrued expenses	215,679
Accrued interest	572,775
Current portion of long-term debt	223,663
Debt in default	918,555
Other	117,500
Total current liabilities	2,311,787
Long-term debt, less current portion	2,336,235

Preferred Stock - Series A - $2.00 stated value, non voting, 2,000,000 shares authorized
200,500 shares issued and outstanding	401,000

Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567
Additional paid-in capital	12,226,117
Accumulated (deficit)	(13,228,144)
(879,460)
$ 4,216,482

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
Revenues:
Casino	$ 733,124	$ 684,299

Expenses:
Casino operations	579,678	561,241
Operating, general, and administrative	84,479	115,754
	664,157	676,995

Income (loss) from operations	68,967	7,304

Other income (expense):
Interest expense	(69,477)	(81,494)
Loss from sale of marketable securities	-	(152,719)
	(69,477)	(234,213)

Income (loss) from continuing operations	(510)	(226,909)

Income from discontinued bingo segment	-	53,218

Net income (loss)	(510)	(173,691)
Preferred dividends	(1,000)	(10,000)

Net (loss) attributable to common stockholders	$ (1,510)	$ (183,691)

Earnings (loss) per common share - basic and diluted:
Net income (loss)	$ (0.00)	$ (0.08)
Preferred dividends	(0.00)	-
Net (loss) attributable to common stockholders	$ (0.00)	$ (0.08)

Weighted average shares outstanding	2,431,360	2,196,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$ 229,165	$ (41,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(32,933)	(33,115)
Transfer of cash to OnSource Corporation	-	(53,000)
Collections on note receivable	19,167	17,963
Net cash (used in) investing activities	(13,766)	(68,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(48,782)	(27,304)
Net cash (used in) financing activities	(48,782)	(27,304)

Net increase (decrease) in cash	166,617	(136,479)

Cash at beginning of period	230,959	353,517

Cash at end of period	$ 397,576	$ 217,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 85,185	$ 59,956
Cash paid for income taxes	$ -	$ -

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

2.      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of  substantial net losses. As of September 30, 2002, it had an accumulated deficit and a working capital deficiency. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

6.     RESTATEMENT OF PRIOR PERIODS

On June 13, 2002, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending September 30, 2001 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on our reported net loss or loss per share.

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

Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months ended September 30, 2001

On June 13, 2002, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending September 30, 2001 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on our reported net loss or loss per share.

We recognized a net loss of $(510) for the three months ended September 30, 2002 compared to a net loss of ($173,691) for the same period in 2001. Our loss from continuing operations decreased from ($226,909) in 2001 to $(510) in 2002.  The restructuring of our operations reduced our operating losses.

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

General and administrative expenses decreased from $115,754 for the three months ended September 30, 2001 to $84,479 for the three months ended September 30, 2002, a decrease of $31,275 or 27%. There was a significant decrease in the costs of settling outstanding claims and obligations from 2001 to 2002, somewhat offset by accounting, auditing and legal expenses associated with increased regulation of public companies.

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

Cash provided by operating activities was $229,165 for the three months ended September 30, 2002. For the same period in 2001, operating activities used net cash of $41,023.

We used net cash of $13,766 in investing activities for the three months ended September 30, 2002. Capital expenditures for the period were $32,933 and were partially offset by collections of notes receivable. For the three months ended September 30, 2001, we used net cash of $68,152 in investing activities. Capital expenditures were $33,115. We also transferred cash of $53,000 to OnSource Corporation as part of our stock dividend.

Cash flows used in financing activities increased $21,478 to $48,782 for the three months ended September 30, 2002, compared to cash used of $27,304 in 2001. These amounts represent scheduled payments on our indebtedness.

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

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.

Date: July 17, 2003	By: __________________________________ Frank L. Jennings, Principal Executive and Financial Officer

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
July 17, 2003
