Form 10QSB/A
period 2002-12-31
GLOBAL CASINOS INC
filed 2003-07-17
CIK 727346

UNITED STATES
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


GLOBAL CASINOS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
of December 31, 2002
December 31,
2002
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 346,759
Accrued gaming income	73,223
Inventory	15,550
Note receivable	-
Other	5,224
Total current assets	440,756

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,071,481
Equipment	1,169,824
5,759,255
Accumulated depreciation	(2,018,569)
3,740,686
$ 4,181,442
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 49,814
Accounts payable, related parties	187,190
Accrued expenses	185,784
Accrued interest	416,298
Current portion of long-term debt	152,873
Debt in default	417,973
Other	120,000
Total current liabilities	1,529,932
Long-term debt, less current portion	2,608,911

Preferred Stock - Series A - $2.00 stated value, non-voting, 2,000,000 shares
authorized, 200,500 shares issued and outstanding	401,000
Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920
Commitments and contingencies
Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567
Additional paid-in capital	12,226,117
Accumulated (deficit)	(12,754,005)
(405,321)
$ 4,181,442

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2002 and 2001
(Unaudited)
	2002	2001
		(Restated)
Revenues:
Casino	$ 646,911	$ 598,547

Expenses:
Casino operations	584,726	571,302
Operating, general, and administrative	9,269	144,433
	593,995	715,735
Income (loss) from operations	52,916	(117,188)
Other income (expense):
Interest expense	(52,717)	(81,821)
Gain from marketable securities portfolio	-	95,470
Gain from debt restructuring	473,941	-
Gain on asset disposal	-	194,801
	421,224	208,450
Income from continuing operations	474,140	91,262
Income from discontinued bingo segment	-	40,371
Net income	474,140	131,633
Preferred dividends	(880)	-
Net income attributable to common stockholders
	$ 473,260	$ 131,633
Earnings per common share:
Basic	$ 0.19	$ 0.05
Diluted	$ 0.19	$ 0.05
Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,527	2,470,527

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended December 31, 2002 and 2001 (Unaudited)
	2002	2001
		(Restated)
Revenues:
Casino	$ 1,380,035	$ 1,282,846
Expenses:
Casino operations	1,164,404	1,132,543
Operating, general, and administrative	93,748	260,187
	1,258,152	1,392,730
Income (loss) from operations	121,883	(109,884)
Other income (expense):
Interest expense	(122,194)	(163,315)
Loss from marketable securities portfolio	-	(57,249)
Gain from debt restructuring	473,941	-
Gain on asset disposal	-	194,801
	351,747	(25,763)
Income (loss) from continuing operations	473,630	(135,647)
Income from discontinued bingo segment	-	93,589
Net income (loss)	473,630	(42,058)
Preferred dividends	(1,880)	-
Net income (loss) attributable to common stockholders	$ 471,750	$ (42,058)
Earnings (loss) per common share:
Basic	$ 0.19	$ (0.02)
Diluted	$ 0.19	$ (0.02)
Weighted average shares outstanding:
Basic	2,431,360	2,390,804
Diluted	2,470,527	2,429,971

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2002 and 2001 (Unaudited)
	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 259,809	$ 11,211

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(96,059)	(28,971)
Transfer of cash to OnSource Corporation	-	(52,873)
Collections on note receivable	39,612	36,221
Net cash used in investing activities	(56,447)	(45,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(87,562)	(69,898)
Net cash (used in) financing activities	(87,562)	(69,898)

Net increase (decrease) in cash	115,800	(104,310)

Cash at beginning of period	230,959	353,517
Cash at end of period	$ 346,759	$ 249,207
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 100,804	$ 119,426
Cash paid for income taxes	$ -	$ -

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

2.     GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. It has a history of substantial net losses. As of December 31, 2002 it had an accumulated deficit and a working capital deficiency. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

6.    RESTATEMENT OF PRIOR PERIODS

        On June 13, 2002, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending December 31, 2001 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on neither net income (loss) or earnings (loss) per share for the three month and six month periods presented.

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

Results of Operations - Three Months Ended December 31, 2002 Compared to the Three Months ended December 31, 2001

Restatement of Prior Periods

On June 13, 2002, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending December 31, 2001 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on neither net income (loss) or earnings (loss) per share for the three month and six month periods presented.

We recognized net income of $474,140 ($0.19 per share) for the three months ended December 31, 2002, compared to net income of $131,633 ($0.05 per share) for the same period in 2001.  Our income from continuing operations improved to $474,140 in 2002 compared to $91,262 in 2001.

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

Operating, general, and administrative expenses decreased $135,164 to $9,269 for the three months ended December 31, 2002, compared to $144,433 for the same period in 2001. Included in 2002 is the favorable settlement of various claims which resulted in a gain of $40,000. Included in 2001 is $90,000 of stock issuance costs related to settlement of various claims dating back to 1997. Excluding the impact of claim settlements from our results indicates that expenses were $49,269 in 2002 and $54,433, a slight reduction of $5,164, resulting from our cost-cutting efforts. We are attempting to further reduce our general and administrative expenses by evaluating operational efficiencies; however, we can make no assurances that we will be successful in these endeavors. Furthermore, we continue to resolve outstanding claims and contingencies against the Company. While we are optimistic about the resolution of remaining claims, there is no guarantee that all potential liabilities will be successfully resolved.

Other

Interest expense decreased $29,104 to $52,717 for the three months ended December 31, 2002, compared to $81,821 in 2001. Effective in 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms, and allowed us to reclassify certain debts in default into long-term debt.

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

Results of Operations - Six Months Ended December 31, 2002 Compared to the Six Months ended December 31, 2001

Restatement of Prior Periods

On June 13, 2002, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply, Inc. into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending December 31, 2001 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on neither net income (loss) or earnings (loss) per share for the three month and six month periods presented.

We recognized net income of $473,630 for the six months ended December 31, 2002, compared to a net loss of $(42,058) for the same period in 2001. Our income from continuing operations improved to $473,630 in 2002 compared to a loss of $(135,647) in 2001.  The restructuring of our operations and our long-term debt provided the improved operating results.

Revenues

Casino revenues for the six months ended December 31, 2002 were $1,380,035 compared to $1,282,846 for the 2001 period, an increase of $97,189 or 8%.

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

Other

Interest expense decreased $41,121 to $122,194 for the six months ended December 31, 2002, compared to $163,315 in 2001. Effective in 2002, we completed the restructuring of debt at the Bull Durham. This restructuring reduced principal balances and interest rates, extended repayment terms and allowed us to reclassify certain debt in default into long-term debt.

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

Cash provided by operating activities was $259,809 for the six months ended December 31, 2002, and $11,211 for the same period in 2001.

Net cash used in investing activities increased $(10,824) to $(56,447) for the six months ended December 31, 2002, compared to cash used of $(45,623) in 2001, and increase of 23.7%.  The increase was substantially due to equipment purchases.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Casinos, Inc. (the "Company") on Form 10-QSB/A for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
July 17, 2003
