Form 10QSB/A
period 2003-03-31
GLOBAL CASINOS INC
filed 2003-07-17
CIK 727346

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


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

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET
as of March 31, 2003
March 31,
2003
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 418,627
Accrued gaming income	23,258
Inventory	15,550
Note receivable	-
Other	5,968
Total current assets	463,403

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,071,481
Equipment	1,204,030
5,793,461
Accumulated depreciation	(2,082,526)
3,710,935
$ 4,174,338
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 34,224
Accounts payable, related parties	208,777
Accrued expenses	154,185
Accrued interest	437,565
Current portion of long-term debt	118,237
Debt in default	417,973
Other	120,000
Total current liabilities	1,490,961
Long-term debt, less current portion	2,630,152
Preferred Stock - Series A - $2.00 stated value, non-voting, 2,000,000 shares authorized,
200,500 shares issued and outstanding	401,000
Preferred Stock - Series C - 7% cumulative, convertible, mandatory redeemable, stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding	46,920
Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, nonvoting,
400,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	122,567
Additional paid-in capital	12,226,117
Accumulated (deficit)	(12,743,379)
(394,695)
$ 4,174,338

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
		(Restated)
Revenues:
Casino	$ 656,992	$ 656,780
Expenses:
Casino operations	556,170	553,733
Operating, general, and administrative	36,226	39,173
	592,396	592,906
Income from operations	64,596	63,874
Other income (expense):
Interest expense	(51,509)	(77,584)
Gain from marketable securities portfolio	-	90,602
Gain from debt restructuring	-	115,000
	(51,509)	128,018
Income from continuing operations	13,087	191,892
Loss from discontinued bingo segment	-	(26,892)
Net income	13,087	165,000
Preferred dividends	(582)	-
Net income attributable to common stockholders	$ 12,505	$ 165,000
Earnings per common share:
Basic	$ 0.01	$ 0.07
Diluted	$ 0.01	$ 0.07
Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,460	2,470,460

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
		(Restated)
Revenues:
Casino	$ 2,037,027	$ 1,939,626
Expenses:
Casino operations	1,720,574	1,686,276
Operating, general, and administrative	129,974	299,360
	1,850,548	1,985,636
Income (loss) from operations	186,479	(46,010)
Other income (expense):
Interest expense	(173,702)	(240,899)
Gain from marketable securities portfolio	-	33,353
Gain from debt restructuring	473,941	115,000
Gain on asset disposal	-	194,801
	300,239	102,255
Income from continuing operations	486,718	56,245
Income from operation of bingo segment	-	66,755
Net income	486,718	123,000
Preferred dividends	(2,463)	-
Net income attributable to common stockholders	$ 484,255	$ 123,000
Earnings per common share:
Basic	$ 0.20	$ 0.05
Diluted	$ 0.20	$ 0.05
Weighted average shares outstanding:
Basic	2,431,360	2,404,323
Diluted	2,470,460	2,443,423

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine months Ended March 31, 2003 and 2002
(Unaudited)
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 398,538	$ 50,963
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(132,821)	(5,344)
Transfer of cash to OnSource Corporation	-	(52,873)
Collections on note receivable	39,612	48,558
Net cash (used in) investing activities	(93,209)	(9,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(117,661)	(127,938)
Net cash (used in) financing activities	(117,661)	(127,938)
Net increase (decrease) in cash	187,668	(86,634)
Cash at beginning of period	230,959	353,517
Cash at end of period	$ 418,627	$ 266,883
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 133,460	$ 158,806
Cash paid for income taxes	$ -	$ -

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

2.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of  substantial net losses. As of March 31, 2003 it had an accumulated deficit  and a working capital deficiency . The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

6.    RESTATEMENT OF PRIOR PERIODS

On June 13, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending March 31, 2002 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on either net income (loss) or earnings (loss) per share for the three month and nine month periods presented.
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

Results of Operations - Three Months Ended March 31, 2003 Compared to the Three Months ended March 31, 2002

Restatement of Prior Periods

On June 13, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending March 31, 2002 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on either net income (loss) or earnings (loss) per share for the three month and nine month periods presented.

We recognized net income of $13,087 ($0.01 per share) for the three months ended March 31, 2003, compared to net income of $165,000 ($0.07 per share) for the same period in 2002.  Our income from continuing operations declined to $13,087 in 2003 compared to $165,000 in 2002.  In the 2002 period we had gains from debt restructuring and gains from marketable securities trades that were not repeated in 2003.

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

Other

Interest expense decreased $26,075 to $51,509 for the three months ended March 31, 2003, compared to $77,584 in 2002. Effective in 2002, we completed the restructuring of debt at the Bull Durham. As more fully described in the notes to the financial statements, this restructuring reduced principal balances and interest rates, extended repayment terms, and allowed us to reclassify certain debts in default into long-term debt.

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

Results of Operations - Nine Months Ended March 31, 2003 Compared to the Nine Months ended March 31, 2002

Restatement of Prior Periods

On June 13, Global transferred all of its ownership interest in OnSource Corporation, Global Alaska Industries, Inc. and Alaska Bingo Supply into a spin-off trust for the benefit of Global's shareholders.  Accordingly, the financial statements previously presented for the period ending March 31, 2002 have been restated to present the Alaska operating activities as a discontinued operation.  The restatement had no effect on either net income (loss) or earnings (loss) per share for the three month and nine month periods presented.

We recognized net income of $486,718 for the nine months ended March 31, 2003, compared to net income of $123,000 for the same period in 2002. Our income from continuing operations increased to $486,718 in 2003 compared to $56,245 in 2002.  The restructuring of our operations improved our operating income and the gain on debt restructuring improved our other income.

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

Other

Interest expense decreased $67,197 to $173,702 for the nine months ended March 31, 2003, compared to $240,899 in 2002. Effective in 2002, we completed the restructuring of debt at the Bull Durham. As more fully described in the notes to the financial statements, this restructuring reduced principal balances and interest rates, extended repayment terms and allowed us to reclassify certain debt in default into long term debt.

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

Cash provided by operating activities was $398,538 for the nine months ended March 31, 2003 and $50,963 for the same period in 2002.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Casinos, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank L. Jennings, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Frank L. Jennings
Frank L. Jennings, Principal Executive
and Financial Officer
July 17, 2003
