Form 10KSB
period 2003-06-30
GLOBAL CASINOS INC
filed 2003-10-17
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-15415

             GLOBAL CASINOS, INC.
(Name of Small Business Issuer in its Charter)
Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (303) 527-2903

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2003 were $2,770,073. As of September 29, 2003, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $336,000. As of September 29, 2003, there were 2,431,360 shares of Common Stock outstanding.

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

       As of June 30, 2003, Global had one operating subsidiary, which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

       During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource"). OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary, and certain other liabilities. Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. OnSource filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2002, registering the distribution of the OnSource dividend. Amendments to the registration statement were filed on January 13, 2003, April 16, 2003 and September 29, 2003. The shares of OnSource will be distributed within ten days after the SEC declares the registration statement effective, which is expected during the fourth calendar quarter of 2003. The shares of OnSource were transferred to a spin-off trust on June 13, 2002, pending completion of the distribution.

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

       Operations. The Bull Durham is located approximately one hour from Denver, Colorado in the mountain town of Black Hawk. The Company has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 7,200 square feet of space located at 110 Main Street in Black Hawk, Colorado. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,125,000 in debt.

       In October, 2002, we removed four blackjack tables and replaced them with slot machines. As of June 30, 2003, we operated 176 slot machines. Subsequent to June 30, 2003, we added 5 machines, bringing the current configuration to 181 gaming devices.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced 38 machines.  The current popular trend is in the "penny" and "nickel" machines.

       The Bull Durham's customer base consists primarily of day visitors from Denver. Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A city bus stop is adjacent to the casino. During the past two years, we increased our utilization of charter bus services. We contract certain bus companies to transport guests to our casino from Denver and its surrounding communities.

       As we do not have parking facilities available for our customers, we rely totally on "walk-in" traffic and charter bus traffic. This traffic declines during the winter months when the weather deteriorates. We do not have a full service restaurant. Some of our competitors provide extensive food service, including Las Vegas style buffets. We have not yet installed "cashless tickets" capability on our slot machines. This technology is new and has not yet been embraced by gaming patrons in Colorado.

       Bankruptcy Plan of Reorganization. Under the terms of the Bankruptcy Plan of Reorganization which was confirmed in 1997, the creditors holding the three deeds of trust encumbering the Bull Durham property also held warrants exercisable to purchase up to 80% of the equity securities of Casinos U.S.A. The warrants were exercisable for nominal cost, but only in the event there occurs certain triggering events, such as a sale of the property or a substantial refinancing. If the debts underlying the deeds of trust are amortized and paid in full, the warrants terminate. However, the existence of the warrants restricted the Company's ability to undertake certain transactions without the consent of the creditors. The warrants were waived under the terms of a debt restructuring that become effective during FY 2003.

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

       Concurrently with the discussions with the Division of Gaming, the Company entered into discussions with Astraea Investment Management, L.P. ("Astraea") to restructure the Company's financial and operational obligations. In July 2002, The Company agreed to a term sheet ("Astraea Term Sheet") covering various interrelated transactions more fully described below. Effective September 17, 2002, the terms of the restructuring were finalized (the "2002 Restructuring"), resulting in the following:
*	Astraea agreed to waive accrued and unpaid interest and fees under an unsecured $500,000 note (the "Astraea Unsecured Note").
*	Astraea agreed to extend the maturity date of the Astraea Unsecured Note to 2009, and to reduce the rate of interest thereon to four percent (4%) per annum.
*	Astraea agreed that there would be a moratorium on payments on the Astraea Unsecured Note for 30 months.
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

       The beverage license is revocable and non-transferable. Licensing authorities may limit, condition, suspend or revoke the license. Violation of beverage laws or regulations can result in loss of license and may constitute a criminal offense punishable by fines, incarceration, or both.

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

       Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations. There are now 22 casinos operating in the Black Hawk market. Additionally, there are 5 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. There are currently 9,582 slot machines in the Black Hawk market and 1,599 in the Central City market. The 9,582 slot machines represent a 13% increase in Black Hawk in the last year. Based upon the number of slot machines in Black Hawk, The Bull Durham represents only 1.9% of the market. The average win per device for the Bull Durham is less then the average for all casinos in Black Hawk. As a result the Bull Durham net win represents less than 1% of the market. The Bull Durham attempts to stay competitive by providing personal customer service, innovative marketing promotions and state-of-the-art gaming devices.

       The 1991 referendum that authorized gaming in Colorado limited casinos to three mountain towns, Black Hawk, Central City, and Cripple Creek. There are two Native American casinos in Colorado, both in the southwest region of the state. However, future referendums could expand gaming to other locations. Other forms of legal gaming in Colorado include lottery games, dog and horse racing, and bingo.

       It is possible that additional forms of gaming could be authorized. Colorado does not currently allow video lottery terminals ("VLT"). VLT's are games of chance similar to slot machines that generate a random set of numbers to be displayed on a video screen. Winning bets are rewarded with a ticket that can be exchanged for cash. An initiative to legalize VLT's is on the ballot for the November 2003 general election. If approved, the initiative will allow VLT's at five racetracks, all located along the Colorado Front Range. The VLT's, if approved, would be regulated by the Colorado Lottery, a regulatory body that is separate from the Gaming Commission. VLT gaming could compete with slot machines

       Seasonality. Because the Bull Durham Casino is located in a small mountain community west of Denver, it experiences its peak business during the summer months when weather conditions are more favorable. The winter months tend to be substantially slower when weather conditions reduce the amount of traffic through the town.

Global Central - Tollgate (discontinued)

       Background. Effective August 7, 1999, the Company entered a Lease and Option Agreement (the "Lease") following which it leased the Tollgate Casino and Saloon in Central City, Colorado. The Company obtained gaming and casino licenses and opened the Tollgate for operation in August 1999. The Tollgate was closed effective July 31, 2000 due to substantial operating losses.

       Global Central also engaged in the purchase and sale of marketable trading securities consisting primarily of equity instruments. The Company terminated its trading activities on April 1, 2002.

Employees

       The Company's sole executive officer is Frank L. Jennings, Chief Executive/Financial Officer.

       The Bull Durham operates with an on-site general manager. During fiscal 2003, the Bull Durham employed a total of 36 people, including both full and part-time employees as follows:
	Full-Time	Part-Time	Total Employees
Bull Durham Casino	26	10	36

       The company is not part of any collective bargaining agreement. There have been no work stoppages and the company believes its employee relations are good.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

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

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

       The Company leases approximately 4,200 square feet of space in Boulder, Colorado for use as its corporate offices. The lease requires monthly payments of approximately $3,500 and expires in 2006.

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

       At June 30, 2003 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $417,973 in principal and $417,418 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. The Series A preferred stock issued by Global contained a mandatory redemption requirement. The Company is currently unable to redeem those outstanding shares in the amount of $401,000 and is in default of that requirement. The Company has been unable to pay the dividends on its Series C preferred stock and is in arrears in the amount of $14,634. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2003.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by the OTC Electronic Bulletin Board under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2001 through September 30, 2003.
	Bid		Ask
	High	Low	High	Low
2002 Fiscal Year
July - Sept 2001	$0.26	$0.13	$0.38	$0.13
Oct - Dec 2001	0.13	0.08	0.25	0.05
Jan - Mar 2002	0.21	0.03	0.41	0.13
Apr - June 2002	0.21	0.03	0.40	0.15

2003 Fiscal Year
July - Sept 2002	$0.16	$0.02	$0.51	$0.11
Oct - Dec 2002	0.12	0.02	0.40	0.02
Jan - Mar 2003	0.10	0.02	0.25	0.02
Apr - June 2003	0.11	0.03	0.25	0.03

2004 Fiscal Year
July - Sept 2003	$0.15	$0.03	$0.25	$0.04

       The bid and ask prices of the Company's common stock as of September 29, 2003 were $.07 and $.25, respectively, as reported on the Pink Sheets LLC. The Pink Sheet prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2003, there were approximately 735 record owners of the Company's common stock and approximately 2,000 beneficial owners.

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

Results of Operations - Fiscal Year Ended June 30, 2003 Compared to the Fiscal Year Ended June 30, 2002

       Casino Operation. Total casino revenues for the year ended June 30, 2003 increased by $81,693 or 3% to $2,770,073 from $2,688,380 in 2002. We attribute the increased revenues to the increased number of slot machines in our casino. We removed four Blackjack table games and replaced them with slot machines. We now operate 181 slot machines, an increase of 34 over the prior year.

       We operate a limited food and beverage service incidental to the operation of the casino. Food and beverage revenues approximated 2% of casino revenues in fiscal 2003 and 3% of casino revenues in fiscal 2002.

       We continued to reduce our casino operating costs, which were $2,333,540 in fiscal 2003 compared to $2,410,325 in fiscal 2002, a decrease of $76,785 or 3%. The reduction primarily resulted from our Bull Durham operations restructuring, whereby we were able to reduce certain payroll costs by $188,000. The decrease is comprised of the elimination of dealers and pit supervisors associated with table gaming. We also saved $40,000 in table gaming supplies and expenses by eliminating the blackjack tables. The cost reductions were partially offset by an increase in marketing costs, primarily the $97,000 increase in direct mail program expenses and the $26,000 increase in charter bus expense. All other operating expenses increased by $30,000.

       General and Administrative. General and administrative expenses increased by $76,768, from $139,517 in 2002 to $216,285 in 2003. During 2003, we incurred $20,000 of expenses related to the Astraea debt restructuring. The remaining increase consisted primarily of professional fees incurred in connection with the spin-off of OnSource.

       Other Items. Interest expense declined to $223,806 in fiscal 2003 from $338,599 in 2002, a decline of $114,793 or 34%. The reduction reflects the renegotiations of certain debts to reduce interest expense and the normal expense reduction as outstanding debt balances are reduced.

       Our marketable securities portfolio yielded a net gain of $125,000 in fiscal 2002. During 2002 we liquidated our securities portfolio and we do not expect to generate future trading gains or losses.

       Gain on asset disposal in fiscal 2002 reflects the sale of our South Dakota property. The South Dakota property had been the subject of an ownership dispute. Proceeds from sale of the property were placed in escrow pending final resolution of the dispute. All items were resolved in fiscal 2002 and the gain of $194,000 was recognized.

       During FY 2003, we completed a restructuring of certain debts. This restructuring occurred late in calendar year 2002 and is described in this report as the 2002 restructuring. The aggregate gain of $493,941 is comprised of the waiver of accrued and unpaid interest of $214,796 on a $500,582 note payable to an investment company and a principal reduction of $279,145 agreed by two equipment suppliers.

       During FY 2002, we also recognized a net gain of $87,147 related to a restructuring of certain debts. The holders of debt instruments with principal and interest balances approximating $350,000 agreed to accept fixed monthly payments of $7,000 (including interest) and a reduction in the face amount of the debt. For financial statement purposes, the transaction yielded a pre-tax gain of $132,147 less associated taxes of $45,000.

       Discontinued Operations. As previously announced, Global transferred certain assets and liabilities to OnSource Corporation, a subsidiary formed by Global to facilitate a spin-off of its Alaska operations to its shareholders. The transfer of assets and liabilities to OnSource was effective July 1, 2001. Global declared a stock dividend to all shareholders of record as of August 6, 2001, whereby Global's shareholders are entitled to receive one share of OnSource for every ten shares of Global's common stock owned by them. The accompanying financial statements present the Alaska operations as discontinued operations for fiscal 2002.

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

       For the year ended June 30, 2002, we reported a loss from discontinued operations of ($22,989), representing 52.4% of OnSource's net loss of ($44,000).

       Income taxes. For tax purposes, Global has accumulated net operating losses aggregating $7,781,000 available to offset future taxable income, if any. Taxable income reported for 2003 has been offset by these NOL carryforwards. These net operating losses can be carried forward for fifteen years. They will expire in the years from 2009 to 2016. The Tax Reform Act of 1986 limits the utilization of NOL carryforwards under certain circumstances. Therefore, the Company's ability to fully utilize the carryforwards is not assured and this asset is not reflected on the Company's balance sheet.

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

       As of June 30, 2003 and for the year then ended, neither the Company nor its subsidiaries have commercial bank credit facilities.

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

       At June 30, 2003, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $557,343 compared to current liabilities of $2,077,822 resulting in a working capital deficit of $1,520,479. This working capital deficit, combined with the Company's history of losses from operations, has led our independent auditors to qualify their audit opinion due to substantial doubts about our ability to continue as a going concern.

       The Company is in default under several unsecured loans and loan agreements. The Company continues to address debt currently in default by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and other payment terms. Management expects to continue these negotiations into fiscal 2004.

       In previous years, the Company tried to offset its losses from operations with trading gains from sales of its portfolio of marketable securities. During fiscal year 2002, the Company terminated its marketable securities trading activity.

       Current assets increased from $428,009 at June 30, 2002 to $557,343 at June 30, 2003, a increase of $129,334. Current assets increased because of increased cash flow from operations. Current liabilities decreased from $2,313,046 at June 30, 2002 to $2,077,822 at June 30, 2003, a decrease of $235,221. The decrease resulted primarily from the restructuring of certain debts that were in default.

       Net cash provided by operating activities increased by approximately $294,000, primarily because if a net change in accounts payable balances of approximately $250,000.

       Investing activities used net cash of $104,342 in 2003 compared to providing $27,930 in fiscal 2002. The net change of $132,272 is primarily explained by an increase in capital expenditures to improve the Bull Durham. In addition to the 38 new and used slot machines that we purchased during the year, we installed new carpet and replaced the slot chairs.

       The Company used $174,199 in cash for financing activities during the year ended June 30, 2003 compared to $421,006 during 2002. The reduction resulted from the 2002 debt restructuring.

       As of June 30, 2003, there were 200,500 shares of Series A Convertible Preferred Stock that remained outstanding. The preferred stock share is redeemable at a price of $2.00 per share. The original offering comprised 1,406,250 units. Under the original terms of the offering, the units were comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. On May 31, 1995, a majority of the preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $0.50 per share. Subsequently, 1,205,750 shares of preferred stock were converted. The remaining outstanding Series A Redeemable Preferred Stock is in default of the mandatory redemption feature. The conversion privileged originally included with this unit have expired. None of the Class D warrants originally issued as part of the unit remain outstanding.

       As of June 30, 2003, there were 39,101 shares of Series C Preferred Stock that remained outstanding. The stock has a stated value of $1.20 and is convertible into one share of common stock. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

       During the year ended June 30, 2002, the holders of 448,070 shares of Series C Preferred Stock exchanged their stock holdings for unsecured promissory notes with an aggregate principal balance of $641,000, bearing interest at 7% per annum and maturing in October 2003. All of these notes were assumed by OnSource Corporation.

       As previously disclosed, Astraea holds a $500,000 promissory note which under the 2002 Restructuring was assigned by Global Casinos to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 4% per annum, is due and payable in September 2009. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos U.S.A. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note. Global Casinos does not have the capital with which to repay the note and does not anticipate being able to generate the capital through operations. As a result, the only way that Global Casinos could purchase the Astraea option by retiring the $500,000 promissory note would be through a refinancing of its debt. There currently exist no agreements, understanding or arrangements with respect to any such debt refinancing.

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

       The Company's common stock is neither listed nor traded on NASDAQ or a national securities exchange. Information about the Company's stock can be found at Pink Sheets LLC, a quotation service that provides quotes, last-sale price, and volume information in over-the-counter (OTC) securities.

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

       Subsequent to June 30, 2002, the Company completed a restructuring of certain debts and obligations (the 2002 restructuring). Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $501,000 promissory note. Global does not currently have the capital resources to retire the $501,000 promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.

ITEM 7.       FINANCIAL STATEMENTS

       The following financial statements are filed as part of this report:
1.	Report of Independent Auditors
2.	Audited Balance Sheet as of June 30, 2003
3.	Audited Statements of Operations for the Years Ended June 30, 2003 and 2002
4.	Audited Statements of Stockholders' Equity for the Years Ended June 30, 2003 and 2002
5.	Audited Statements of Cash Flows for the Years Ended June 30, 2003 and 2002
6.	Notes to Financial Statements

Report of Independent Auditors

Board of Directors and Shareholders
Global Casinos, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has both working capital and stockholder's deficiencies as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 11, 2003
GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of June 30, 2003

	ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 516,529
Accrued gaming income		17,228
Inventory		16,147
Other		7,439
	Total current assets	557,343

Land, building and improvements, and equipment:
Land		517,950
Building and improvements		4,071,481
Equipment		1,342,767
		5,932,198
Accumulated depreciation		(2,153,784)
		3,778,414

		$ 4,335,757
	LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade		$ 29,795
Accounts payable, related parties		229,458
Accrued expenses		163,488
Accrued interest		458,868
Current portion of long-term debt		257,240
Debt in default		417,973
Mandatory redeemable preferred stock in default		401,000
Other		120,000
	Total current liabilities	2,077,822

Long-term debt, less current portion		2,602,866

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized, Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding		-
Preferred Stock - Series C - 7% cumulative, convertible, Stated value $1.20 per share, voting, 600,000 shares authorized, 39,101 shares issued and outstanding, in arrears		46,921
Common stock - $.05 par value; 50,000,000 shares authorized; 2,431,360 shares issued and outstanding		121,568
Additional paid-in capital		12,250,105
Accumulated (deficit)		(12,763,525)
		(344,931)
		$ 4,335,757
See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2003 and 2002

	2003	2002

Revenues:
Casino	$ 2,770,073	$ 2,688,380

Expenses:
Casino operations	2,333,540	2,410,325
Operating, general, and administrative	216,285	139,517
	2,549,825	2,549,842

Income from operations	220,248	138,538

Other income (expense):
Interest income	-	8,959
Interest expense	(223,806)	(338,599)
Gain on debt restructuring	493,941	-
Gain from sale of marketable securities	-	124,853
Gain on asset disposal	-	194,000
	270,135	(10,787)

Income before income taxes	490,383	127,751

Income taxes (benefit)	-	(45,000)

Income from continuing operations	490,383	172,751

Discontinued operations:
(Loss) from operations of bingo segment	-	(22,989)
	-	(22,989)

Income before extraordinary item	490,383	149,762

Extraordinary item:
Gain from debt restructuring (net of income tax of $45,000)	-	87,147
Net income	490,383	236,909

Preferred dividends	(3,284)	(13,000)
Net income attributable to common stockholders	$ 487,099	$ 223,909

Earnings (loss) per common share - basic and diluted:
Income from continuing operations	$ 0.20	$ 0.07
Discontinued operations	-	(0.01)
Extraordinary item	-	0.04
Preferred dividends	(0.00)	(0.01)
Net income attributable to common stockholders	$ 0.20	$ 0.09

Weighted average shares outstanding	2,431,360	2,411,070

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended June 30, 2003 and 2002
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 490,383	$ 236,909
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	276,507	258,578
Gain from debt restructuring	(493,941)	(132,147)
Net gain on sales of marketable trading securities	-	(124,853)
Purchases of marketable trading securities	-	(499,608)
Sales of marketable trading securities	-	856,097
Gain on asset disposal	-	(194,000)
Discontinued operations	-	22,989
Changes in assets and liabilities:
Restricted cash	-	52,872
Accrued gaming income	118,684	(108,912)
Inventories	1,504	5,026
Accounts payable	23,371	(226,433)
Accrued expenses	(15,865)	(55,000)
Accrued interest	136,169	179,000
	46,429	33,609
Net cash provided by operating activities	536,812	270,518

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer of cash to OnSource Corporation	-	(52,872)
Purchases of building improvements and equipment	(143,954)	(21,248)
Collections on note receivable	39,612	73,635
Other	-	28,415
Net cash provided (used) by investing activities	(104,342)	27,930

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(146,900)	(421,006)
Net cash (used) by financing activities	(146,900)	(421,006)

Net increase (decrease) in cash	285,570	(122,558)
Cash at beginning of period	230,959	353,517
Cash at end of period	$ 516,529	$ 230,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 94,888	$ 255,000
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Debt issued in exchange for Series C preferred stock	$ -	$ 640,941
Equipment financing obligations	$ 127,605	$ 107,228
Common stock issued in exchange for notes payable and accrued interest	$ -	$ 102,401
Common stock issued in exchange for accrued wages	$ -	$ 46,580
Capital contribution from transfer of net liabilities to an affiliate	$ -	$ 133,693
Accrued and unpaid dividends on preferred stock	$ 3,284	$ 13,000

See accompanying notes to the consolidated financial statements.
GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) July 1, 2001 through June 30, 2003
	SERIES C
	PREFERRED STOCK		COMMON STOCK		Additional
	Number		Number		Paid
	of		of		in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance as of July 1, 2001	487,171	$ 584,605	2,146,360	$ 107,318	$ 9,226,818	$ (13,474,533)	$ (3,555,792)

OnSource stock dividend	-		-	-	2,754,863	-	2,754,863
Conversion of Series C preferred stock into notes payable	(448,070)	(537,684)					(537,684)
Common shares issued in exchange for debt	-		205,000	10,250	92,151	-	102,401
Common shares issued for accrued wages	-		80,000	4,000	42,580	-	46,580
Capital contribution by stockholder	-		-	-	133,693	-	133,693
Dividends on Series C preferred stock	-		-	-	-	(13,000)	(13,000)
Net income	-		-	-	-	236,909	236,909

Balance as of June 30, 2002	39,101	46,921	2,431,360	121,568	12,250,105	(13,250,624)	(832,030)

Dividends on Series C preferred stock	-		-	-	-	(3,284)	(3,284)
Net income	-		-	-	-	490,383	490,383

Balance as of June 30, 2003	39,101	$ 46,921	2,431,360	$ 121,568	$12,250,105	$ (12,763,525)	$ (344,931)

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

GLOBAL CENTRAL CORPORATION, a Colorado corporation, operated the Tollgate Saloon & Casino located in the limited stakes gaming district in Central City, Colorado. The casino closed in July 2000. The subsidiary's only activity between July 2000 and March 2002 involved trading marketable securities. Since March 31, 2002, the subsidiary has been inactive.

Use of Estimates and Assumptions

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

Risk Considerations

       We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations. The Colorado general election scheduled for November 2003 will include a ballot initiative regarding video lottery terminals. Passage of the initiative could have a material adverse effect on our operations.

Fair Value of Financial Instruments

       Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company's financial instruments include accounts payable, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying value of financial instruments approximated fair value due to their short maturities.

       The carrying value of long-term debt approximated fair value because stated interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Cash and Cash Equivalents

       Cash consists of demand deposits and vault cash used in casino operations. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2003, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit of $100,000 at one financial institution. The balance in the Company accounts totaled $230,211.

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

Impairment of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets. The reported amount for assets to be disposed represent the lower of either the carrying value or the estimated fair value less the cost to sell.

       On August 1, 1997, Global Alaska acquired Alaska Bingo Supply from an individual. The acquisition was recorded using the purchase accounting rules required by APB Opinion 16. The purchase price consisted of a cash down payment of $400,000, a promissory note of $4,000,000 due in monthly installments, and other costs and liabilities assumed of $262,763, resulting in a total purchase price of $4,662,763. The purchase price was allocated to the assets acquired based upon their fair market value and included $1,770,9585 allocated to leasehold interests and contract rights (the identifiable intangibles) and a residual goodwill value of $2,164,504.

       Revenues and profitability for Alaska Bingo declined significantly after the acquisition. The Company evaluated the carrying values of the identified intangibles and goodwill acquired in the Alaska Bingo Supply transaction and determined that the value of those assets had been impaired. Recognition of that impairment for accounting purposes was recorded prior to the spin-off of OnSource (see Note 3.)

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

Advertising Costs

       The Company expenses all advertising costs as they are incurred. Advertising costs were $19,855 and $18,413 for the years ended June 30, 2003 and 2002, respectively.

Income Taxes

       The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment. A valuation allowance is established against deferred tax assets when management concludes that the "more likely than not" realization criteria has not been met.

Earnings (Loss) Per Common Share

       Earnings (or loss) per share ("eps") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 528,150 were not included in the calculation of diluted earnings per share for the year ended June 30, 2003, as their inclusion would have been anti-dilutive.

Stock-Based Compensation

       The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to measure compensation costs for stock-based compensation as prescribed by APB 25 in accounting for its stock option incentive plans.

Comprehensive Income

       SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances. For the years ended June 30, 2003 and 2002, there were no differences between reported net income and comprehensive income.

Derivative Instruments and Hedging Activities

       SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established requirements for disclosure of derivative instruments and hedging activities. During the periods covered by the financial statements the Company did not have any derivative financial instruments and did not participate in hedging activities.

Segment Information

       The Company currently operates in one business segment as determined in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performance. All operations are located in the United States of America.

Recent Pronouncements

       In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement. (See Note 1- Impairment of Long-Lived Assets.)

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for the other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the results of operation or financial position.

       In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64; Amendment of SFAS No. 13; and Technical Corrections, which is generally effective for transactions occurring after May 15, 2002. Through the rescission of SFAS Nos. 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishments of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practices. The adoption of SFAS No. 145 did not have an impact on the results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have a material impact on the results of operations or financial position.

       In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. The accounting recognition provisions of FIN 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FIN 45 only applies to prospective transactions, it is difficult to determine the impact, if any, that adoption of the accounting recognition provisions of FIN 45 would have on the future financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not currently anticipate adopting the disclosure requirements of SFAS No. 148.

       In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. The Company does not have investments in any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on the results of operations, financial position or cash flows.

       In April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with the respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued securities" that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this standard did not have an impact on the consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 caused the Company to reclassify certain mandatory redeemable preferred stock to current liabilities.

2.      GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company reported net income for the year ended June 30, 2003, it had net losses for several of the last fiscal years and has suffered from a lack of working capital. As of June 30, 2003, it had an accumulated deficit of $12,763,525 and a working capital deficiency of $1,520,479. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.     ONSOURCE CORPORATION AND DISCONTINUED OPERATIONS

       OnSource Corporation ("OnSource"), a Delaware corporation, was organized by Global as a wholly owned subsidiary. The Company formed OnSource to affect a spin-off of its Alaska operations. Global transferred its ownership of the Alaskan operations to OnSource effective July 1, 2001. Global declared a stock dividend under which Global shareholders would receive their pro-rata share of OnSource common stock.

       Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. On June 13, 2002, the shares of OnSources owned by Global were transferred into a spin-off trust for the benefit of Global's shareholders. OnSource has filed the appropriate registration documents with the US Securities and Exchange Commission ("SEC") such that the shares of OnSource can be freely traded. Upon receipt of approval from the SEC, the OnSource shares will be distributed from the trust to the shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary. Global Alaska's operations were conducted through its wholly owned subsidiary, Alaska Bingo Supply, Inc. ("ABS"), an Alaskan corporation. ABS is primarily engaged in the distribution of a full line of products, supplies and equipment utilized by licensed gaming organizations in the State of Alaska. Gaming in Alaska is limited to qualified organizations (primarily non-profit groups and municipalities) that operate bingo and pull-tabs games for fund raising purposes. ABS also provides facilities management services to bingo hall operators. In addition to the assets and liabilities directly related to Global Alaska, the Company also transferred to OnSource promissory notes payable in the aggregate principal amount of $640,941.

       The following is a summarized listing of items transferred to OnSource:

Cash	$ 53,000
Trade receivables	159,000
Inventory	311,000
Property and equipment	93,000
Other assets	32,000
Total assets of Global Alaska	648,000
Liabilities of Global Alaka	(2,762,000)
Net liabilities of Global Alaska	(2,114,000)
Promissory notes payable	(641,000)
Net value of items transferred	$ (2,755,000)

       Since the liabilities assumed by OnSource exceeded the assets transferred to OnSource, the net effect of the transfer was recorded as additional paid-in capital of approximately $2,755,000.

       For accounting purposes, Global has determined that its Alaska operations should be presented as discontinued operations. Furthermore, the operating results of Global for the year ended June 30, 2002 should include the pro-rata portion of OnSource owned by Global during the period. Global's ownership interest in OnSource terminated on June 13, 2002, the day that the OnSource shares were transferred into trust. Global's pro-rata ownership of OnSource for the year ended June 30, 2002 was 52.4% primarily because OnSource issued common stock to investors in addition to Global.

       Summarized operating information of Global Alaska for the year ended June 30, 2002 is presented below.
June 30, 2002
Revenues	$2,301,000
Cost of Revenues	1,231,000
Gross profit	1,070,000
Operating expenses	912,000
Interest expense	202,000
Net income (loss)	(44,000)
Global's pro-rata ownership	52.4%
Discontinued operations	$ (23,000)

4.     MARKETABLE SECURITIES TRADING ACTIVITIES

       Until March 31, 2002, Global actively traded marketable securities. The net realized and unrealized gains (and losses) were included in earnings.

        On April 1, 2002, the Company transferred their portfolio of marketable securities along with related assets and liabilities to a shareholder. The transfer was made to satisfy amounts due to the shareholder. On the date of the transfer the fair market value of the portfolio was $67,000. The liabilities and amounts due to the shareholder aggregated $201,000. The net effect of the transfer has been recorded as an additional contribution to capital in the amount of approximately $134,000.

       The gross realized gains on sales of marketable securities were $124,853 in 2002 and the gross proceeds from the sale of marketable securities were $856,097 in 2002.

5.     GAIN FROM DEBT RESTRUCTURING

       During the year ended June 30, 2003, the Company finalized restructuring certain long-term obligations. An investment company, holding a note with a principal balance of $500,582 agreed to waive accrued and unpaid interest in the amount of $214,796. Two equipment suppliers holding debt with an aggregated principal balance of $356,525 agreed to reduce the balance to $77,380, resulting in a gain of $279,145.

       During the year ended June 30, 2002, the Company reached an agreement with a note holder to decrease the face amount of a promissory note. The restructuring resulted in an extraordinary gain of $87,147, net of income tax benefit of $45,000.

6.     NOTES PAYABLE AND LONG-TERM DEBT

       At June 30, 2003, notes payable and long-term debt consisted of the following:
Installment Notes Payable:
Installment notes payable to private lenders, bearing interest at prime plus 2% (6.5% at June 30, 2003), due in monthly installments approximating $5,000 through 2004.	$ 59,491
Installment notes payable to equipment suppliers, bearing interest at various rates from 4% to 12%, due in monthly installments approximating $16,000, through 2004.	174,836
Sub-total	234,327
Mortgages Payable:
Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	999,744
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $4,723 through September 2009. Final payment of $956,000.	1,125,453
Sub-total	2,125,197
Investment Company Debt:
Note payable to an investment company, collateralized by the Company's interest in Casino USA, interest at 4%. Due in September 2009.	500,582
Debt in Default:
Unsecured convertible notes, in default, default interest at 12%. Notes are convertible in whole or in part, at the option of the holder, to common stock at a conversion price of $5.00 per share. Upon the effective date of a registration statement registering the underlying shares of common stock, notes will automatically convert.	136,500
Unsecured loans, interest at 10% to 15%, in default.	281,473
Sub-total	417,973
Total Notes payable and long-term debt	3,278,079
Less current portion of notes payable and long-term debt	(257,240)
Less debt in default	(417,973)
Long-term debt, net	$ 2,602,866

       Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:
2004	$ 675,213
2005	37,265
2006	34,191
2007	35,963
Thereafter	2,495,447
Total	$ 3,278,079

       During the year ended June 30, 2003, the Company entered into installment note agreements with two equipment suppliers for the acquisition of gaming equipment having an aggregate purchase price of $127,605. The notes bear interest at rates ranging from 4% to 12% and have terms ranging from six months to twelve months. The equipment suppliers retain a security interest in the gaming equipment until the notes are paid in full.  These notes are included in the preceding tables under the caption "Installment notes payable to equipment suppliers" with a balance of $174,836 at June 30, 2003.

       During the year ended June 30, 2003, the Company finalized a restructuring of certain notes payable and long-term debt (the "2002 Restructuring"). The Term Sheet providing for the foregoing was executed by Global Casinos, Casinos USA, and the holders of all debt instruments except for the holders of approximately $200,000 in subordinated mortgage notes. With respect to those junior leinholders, the Company nevertheless began making revised payments based upon the restructured interest of those subordinated mortgage notes. The Company takes the position that by their acquiescence, those subordinated note holder are deemed to be bound by the terms of the Term Sheet.

7.     STOCKHOLDERS' (DEFICIT)

       Preferred Stock

       The Company has authorized 10,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

       Series A Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock. The preferred stock has a senior liquidation preference value of $2.00 per share. It does not bear dividends. It contains a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share. On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share. Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock. The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer. The Company is in default of the mandatory redemption feature of the outstanding shares. The conversion privileges originally included with the stock have expired.

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

       Effective October 1, 2001, holders of 448,070 outstanding shares of Series C preferred stock agreed to exchange their Series C shares and their cumulative unpaid dividends and interest for promissory notes with an aggregate principal balance of $640,941. They further agreed that the promissory notes would be transferred to OnSource as part of the spin-off. As of June 30, 2003, there were 39,101 Series C preferred shares outstanding. The aggregate value of cumulative preferred dividends in arrears was $14,643, or $0.37 per share.

       Common Stock

       The Company has authorized 50,000,000 shares of $0.05 par value common stock.

       During the year ended June 30, 2002, two creditors agreed to convert the amounts owed to them into shares of common stock. The debt instruments were promissory notes, bearing interest at 9% to 12%, with an aggregate principal balance of $87,000, plus accrued and unpaid interest of $15,401. The Company did not have the ability to repay these promissory notes in accordance with the terms. In exchange for the debt, the Company issued 205,000 shares of its common stock.

       During the year ended June 30, 2002, the Company reached final resolution in its dispute regarding compensation owed to its former President. The Company had previously recorded a liability of $46,580 related to this dispute. As final settlement, the Company agreed to issue 80,000 shares of its common stock.

       During the year ended June 30, 2002, the Company transferred all of the assets and liabilities of Global Central Corporation to a shareholder in exchange for forgiveness of debt. The Company recorded a capital contribution of $133,693, which represents the excess of debt forgiven over net assets transferred to the shareholder.

       Warrants To Purchase Common Stock

       In October 1996, in connection with a private placement of convertible debt, the Company issued 126,050 Class E Warrants, exercisable at $6.00 per share; 126,050 Class F Warrants, exercisable at $7.00 per share; and 126,050 Class G Warrants, exercisable at $8.00 per share. The Class, E, F and G warrants expire 30, 60 and 90 days after the effective registration of the underlying common shares with the SEC.

8.     COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases approximately 4,200 square feet of space used as its corporate offices. The lease requires monthly payments of approximately $3,500 and terminates in July, 2006. A portion of the space is subleased to other companies.

       Minimum lease payments for future fiscal years are as follows:
2004		$41,000
2005		42,000
2006		43,000
2007		4,000
	Total	$130,000

       Rent expense for each of the years ended June 30, 2003 and 2002, was approximately $14,000.

Option to Purchase Casinos USA

       Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $500,582 promissory note. Global does not currently have the capital resources to retire the promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.

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

9.     INCOME TAXES

       The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised mainly of net operating loss carry-forwards.

       The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:
	2003	2002
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

       At June 30, 2003, the Company had net operating loss carry forwards of approximately $7,781,000 available to reduce future taxable income. The net operating loss carry forwards expire in the years ending June 30 as follows:
2009	$1,888,000
2010	1,217,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$7,781,000

       When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership. Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership. No determination has been made as of June 30, 2003, as to what implications, if any, there will be in the net operating loss carry forwards of the Company. The deferred tax asset of approximately $2,600,000 related to the operating loss carryforward has been fully reserved at June 30, 2003.

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

       SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended June 30, 2003 and 2002: expected life of options of 4 years, expected volatility of 168%, risk-free interest rate of 2% and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2003 and 2002 approximated $0.03 and $0.11 per option. These results may not be representative of those to be expected in future years.

       A summary of stock option activity is as follows:
		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value
Balance at
June 30, 2001	98,000	$ 1.95
Granted	50,000	$ .15	$ .11
Forfeited	(48,000)	$ 3.75
Balance at
June 30, 2002	100,000	$ .14
Granted	50,000	$ .13	$ .03
Balance at
June 30, 2003	150,000	$ .13

The following table summarizes information about fixed-price stock options at June 30, 2003:
	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.13	100,000	3.5 years	$0.13	100,000	$0.13
$0.15	50,000	4.2 years	$0.15	50,000	$0.15
	150,000			150,000

       The following pro forma net income and earnings per share for 2003 and 2002 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2003	2002
Net Income reported	$490,383	$236,909
Net Income pro forma	$488,883	$231,409
Earnings per share reported	$0.20	$0.09
Earnings per share pro forma	$0.20	$0.09

11.     401(k) SAVING AND PROFIT SHARING PLAN

       On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions. The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2003 and 2002 were $13,620 and $16,965, respectively.

12.     RELATED PARTY TRANSACTIONS

       An officer and director operates a professional services firm that provides certain management, accounting, and administrative services to the Company and to other clients. During the years ended June 30, 2003 and 2002, his firm billed for services performed in the amounts of $52,921 and $89,113 respectively.

       A director operates a law firm that provides legal services to the Company and other clients. During the years ended June 30, 2003 and 2002, his firm billed for services performed in the amounts of $40,463 and $32,858, respectively. The balance due to the director was $111,750 at June 30, 2003.

       During the year ended June 30, 2002, the Company transferred its portfolio of marketable trading securities and certain related assets and liabilities to a shareholder in full satisfaction of all outstanding obligations to the shareholder. See Note 4.
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 8A.	CONTROLS AND PROCEDURES

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

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Frank L. Jennings	52	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	55	Director	1997

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

       During the fiscal year ended June 30, 2003, meetings of the Board of Directors were held both in person and telephonically. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. No compensation was paid or granted during fiscal 2002 or 2003. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2003, the entire Board of Directors assumed all responsibilities of the Audit and Compensation Committees. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of Management Representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($))	Options SARs (#)
Frank L Jennings, Chief Executive & Financial Officer	2003 2002	$-0-(2) $-0-(2)	$-0- $-0-	-0- -0-

1.

No executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

2.

Mr. Jennings received no salary from the Company during 2003 or 2002. Mr. Jennings is an employee of Gunpark Management, LLC, a company that provides certain management, accounting, clerical and other administrative services to the Company. During 2003, Gunpark Management LLC received $36,000 from the Company for its services. During 2002, Gunpark Management, LLC received $30,000 from the Company for its services.

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

       An aggregate of 150,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan. As of June 30, 2003, options to purchase 150,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.14 per share. No shares were available for future option grants.

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

(3)	As of June 30, 2003, the fair market value of the securities underlying the options was less than the exercise price of the options.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth, as of September 29, 2003 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
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

       Effective December 31, 1998, creditors holding matured debt totaling $584,605, principal and interest, converted that amount into an aggregate of 487,172 shares of Series C Convertible Preferred Stock, having a stated value of $1.20 per share which was higher than both the market price and net tangible book value per share of the Company's common stock on the date of conversion. In this transaction, The Rockies Fund, Inc. participated to the extent of converting $287,219 in principal and $62,780 in interest into an aggregate of 291,667 shares of Series C Preferred Stock.

       During 2002, the holders of all but 39,101 shares of Series C Preferred Stock exchanged their shares of preferred stock for promissory notes and then consented to an assignment and assumption of those promissory notes from Global Casinos to OnSource as part of the spin-off. Rockies Fund participated in those exchanges and assignments. In addition, the Company transferred a portfolio of marketable trading securities together with a promissory note receivable and its unexpired barter credits to the Rockies Fund in full satisfaction of all outstanding obligations of the Company or its subsidiaries to the Rockies Fund, Inc. As of the date of this Report, the Company has no further liability to the Rockies Fund or its affiliates.

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

*	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
*	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
*	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
*	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
*	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
*	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
**	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.
***	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
*	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
*	10.25	Warrant Agreement
****	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
*****	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
****	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
****	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
*****	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
*****	10.31	Tollgate Casino Lease and Option Agreement
*****	10.32	Equipment Lease with Plato Foufas & Co., Inc.
*****	10.33	Employment Agreement of Eric Hartsough
******	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
*******	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
*******	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.37

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.

*******	10.38

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.

*******	10.39

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
	31	Certification
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.

Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2003.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following table details the aggregate fees billed to the Company by Stark Winter Schenkein & Co., LLP, its principal accountant, for each of the last two fiscal years:
	2003	2002
Audit Fees	$31,500	$12,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$31,500	$12,000

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the audit committee to pre-approve all services to be performed by the independent accountants.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: October 16, 2003	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	October 16, 2003
/s/ Clifford L. Neuman Clifford L. Neuman	Director	October 16, 2003