Form 10QSB
period 2003-09-30
GLOBAL CASINOS INC
filed 2003-11-18
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ________ to _______

Commission file number 0-15415

GLOBAL CASINOS, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 527-2903
________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ] No [ ]

As of November 13, 2003, the Registrant had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.      Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and its results of operations for the three month periods ended September 30, 2003 and 2002 and its cash flows for the three month periods ended September 30, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of September 30, 2003 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 577,540
Accrued gaming income	39,951
Inventory	18,797
Other	7,120
Total current assets	643,408

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,071,481
Equipment	1,368,423
5,957,854
Accumulated depreciation	(2,229,806)
3,728,048
$ 4,371,456
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 35,306
Accounts payable, related parties	236,674
Accrued expenses	178,636
Accrued interest	478,178
Current portion of long-term debt	187,004
Debt in default	417,973
Mandatory redeemable preferred stock, in default	401,000
Other	120,000
Total current liabilities	2,054,771

Long-term debt, less current portion	2,607,807

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible,
stated value $1.20 per share, voting, 600,000 shares authorized,
39,101 shares issued and outstanding, in arrears	46,921
Common stock - $0.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	121,568
Additional paid-in capital	12,250,105
Accumulated (deficit)	(12,709,716)
(291,122)
$ 4,371,456

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended September 30, 2003 and 2002 (Unaudited)

	2003	2002

Revenues:
Casino	$ 754,045	$ 733,124

Expenses:
Casino operations	599,999	579,678
Operating, general, and administrative	47,167	84,479
	647,166	664,157

Income from operations	106,879	68,967

Interest expense	(52,249)	(69,477)

Net income (loss)	54,630	(510)

Preferred dividends	(821)	(1,000)

Net income (loss) attributable to common stockholders	$ 53,809	$ (1,510)

Earnings (loss) per common share - basic and diluted:
Net income (loss)	$ 0.02	$ (0.00)
Preferred dividends	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$ 0.02	$ (0.00)

Weighted average shares outstanding	2,431,360	2,431,360

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended September 30, 2003 and 2002 (Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 151,962	$ 229,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(25,656)	(32,933)
Collections on note receivable	-	19,167
Net cash (used) by investing activities	(25,656)	(13,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(65,295)	(48,782)
Net cash (used) by financing activities	(65,295)	(48,782)

Net increase in cash	61,011	166,617
Cash at beginning of period	516,529	230,959

Cash at end of period	$ 577,540	$ 397,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 32,939	$ 85,185
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months ended September 30, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2003, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses. As of September 30, 2003, it had an accumulated deficit of $12,709,716 and a working capital deficiency of $1,411,363. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings (Loss) per Common Share

Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 528,150 were not included in the calculation of diluted earnings per share for the period ended September 30, 2003, as their inclusion would have been anti-dilutive.

Related Party Transactions

An officer and director operates a professional services firm that provides certain management, accounting, and administrative services to the Company and to other clients. During the periods ended September 30, 2003 and 2002, his firm was paid for services performed in the amounts of $10,500 and $8,737 respectively.

A director operates a law firm that provides legal services to the Company and other clients. During the periods ended September 30, 2003 and 2002, his form was paid for services performed in the amounts of $10,357 and $14,814 respectively.

Commitments and Contingencies

Option to Purchase Casinos USA - Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $500,582 promissory note. Global does not currently have the capital resources to retire the promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.
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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2003, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended September 30, 2003 Compared to the Three Months ended September 30, 2002

We recognized net income of $54,630 for the three months ended September 30, 2003 compared to a net loss of $(510) for the same period in 2002. The restructuring of our operations that commenced in 2001 has continued to improve our operating results.

Revenues

Casino revenues for the three months ended September 30, 2003 were $754,045 compared to $733,124 for the 2002 period, an increase of $20,291 or 3%. The increased revenues are primarily attributed to the increased number of slot machines on the gaming floor. We eliminated table games and use the floor space for new slot machines. Furthermore, we increased our marketing activities to promote the new machines.

Expenses

Casino operating expenses increased to $599,999 for the three months ended September 30, 2003 compared to $579,678 for the three months ended September 30, 2002, an increase of $20,321, or 4%. Expenses increased because we increased our marketing, promotional and charter bus expenses by $36,220. The increased spending in these areas was somewhat offset by expense reductions that we realized by eliminating table games.

General and administrative expenses decreased from $84,479 for the three months ended September 30, 2002 to $47,167 for the three months ended September 30, 2003, a decrease of $37,312 or 44%. The 2002 period included accounting and auditing costs associated with the spin-off of OnSource Corporation. In addition, the 2002 period included $20,000 of costs associated with the restructuring of the Astraea debt. Those costs were not repeated in 2003.

Other

Interest expense was $52,249 for the three months ended September 30, 2003 compared to $69,477 for the similar period in 2002. The reduction in interest expense of $17,228 (25%) reflects decreasing interest rates on certain variable rate indebtedness and a reduction in outstanding principal balances. It also reflects the restructuring of the Bull Durham debt which reduced certain principal balance and interest rates.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,727,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOLs are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

At September 30, 2003, the Company had cash and cash equivalents of $577,540, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit  facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our working capital deficiency decreased by $109,116 to $(1,411,363) at September 30, 2003, from $(1,520,479) at June 30, 2003, primarily because of cash flow from operating activities.

At September 30, 2003, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes.

Cash provided by operating activities was $151,962 for the three months ended September 30, 2003. For the same period in 2002, operating activities provided net cash of $229,165.

Cash used in investing activities was $25,656 for the three months ended September 30, 2003, all of which was used for capital expenditures. We used net cash of $13,766 in investing activities for the three months ended September 30, 2002. Capital expenditures for the period of $32,933 were partially offset by collections of notes receivable.

Cash flows used in financing activities increased $16,513 to $65,295 for the three months ended September 30, 2003, compared to cash used of $48,782 in 2002. These amounts represent scheduled payments on our indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain creditors and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

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
GLOBAL CASINOS, INC.
Date: November 18, 2003	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer