Form 10QSB/A
period 2003-09-30
GLOBAL CASINOS INC
filed 2003-11-18
CIK 727346

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

       Item 4.       Submission of Matters to a Vote of Security Holders

                      None, except as previously disclosed.

       Item 5.       Other Information

                      None, except as previously disclosed.

       Item 6.       Exhibits and Reports on Form 8-K


Exhibits

31	Certification

32	Certification Pursuant to 18 U.S.C. Section 1350

Reports on 8-K

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: November 18, 2003	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer