Form 10KSB/A
period 2003-06-30
GLOBAL CASINOS INC
filed 2003-11-25
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB/A-1


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

OnSource Spin-Off

       During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource"). OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.  The following events have occurred in connection with with the spin-off:

*	October 2000: OnSource Corporation formed and organized by Global Casinos
*	July 1, 2001: Dropdown of assets and liabilities from Global Casinos to OnSource
*	July 1, 2001: OnSource assumes Global Casinos liability under Series C Promissory Notes
*	August 6, 2001: Record date established for the spin-off
*	October 31, 2001: Holders of Series C Promissory Notes convert into 427,294 shares of OnSource common stock
*	March 1, 2002: Transaction Agreement summarizing spin-off entered into by Global Casinos and OnSource
*	June 13, 2002: OnSource shares owned by Global Casinos to be spun off and distributed are transferred to a spin-off trust
*	September17, 2002: Series of agreements with Astraea Investment Management, L.P. executed restructuring Global Casinos' secured and unsecured notes
*	November 10, 2003: Second Amended and Restated Transaction Agreement executed
*	November 12, 2003: OnSource registration statement declared effective by the SEC registering the OnSource shares to permit consummation of the spin-off

As of the date of this report, the OnSource shares are in the process of being distributed.

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

       Concurrently with the discussions with the Division of Gaming, the Company entered into discussions with Astraea Investment Management, L.P. ("Astraea") to restructure the Company's financial and operational obligations. In July 2002, The Company agreed to a term sheet ("Astraea Term Sheet") covering various interrelated transactions more fully described below. Effective September 17, 2002, the terms of the restructuring were finalized (the "2002 Restructuring"), resulting in the following:
	*	Astraea agreed to waive accrued and unpaid interest and fees under an unsecured $500,000 note (the "Astraea Unsecured Note").
 	*	Astraea agreed to extend the maturity date of the Astraea Unsecured Note to 2007, and to reduce the rate of interest thereon to seven percent (7%) per annum.
	*	Astraea agreed that there would be a moratorium on payments on the Astraea Unsecured Note for 30 months.
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

       Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations. There are now 22 casinos operating in the Black Hawk market. Additionally, there are 5 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. There are currently 9,582 slot machines in the Black Hawk market and 1,599 in the Central City market. The 9,582 slot machines represent a 13% increase in Black Hawk in the last year. Based upon the number of slot machines in Black Hawk, The Bull Durham represents only 1.9% of the market. The average win per device for the Bull Durham is less then the average for all casinos in Black Hawk. As a result the Bull Durham net win represents less than 1% of the market. The Bull Durham attempts to stay competitive by providing personal customer service and state-of-the-art gaming devices. We developed a direct mail marketing campaign that targets repeat customers as part of our efforts to maintain market share.

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

       During the year ended June 30, 2003, we reclassified the Series C Preferred Stock from mandatory redeemable to stockholders' deficit.  The sole remaining Series C shareholder decided not to participate in the exchange offer that had been extended to all Series C shareholders.  Furthermore, we determined that this shareholder did not sign the 1999 agreement offered to all Series C stockholders that would have granted them the right to require the Company to redeem the stock under certain circumstances.

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

       Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders will receive one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. On June 13, 2002, the shares of OnSource owned by Global were transferred into a spin-off trust for the benefit of Global's shareholders. OnSource has filed the appropriate registration documents with the US Securities and Exchange Commission ("SEC") such that the shares of OnSource can be freely traded. On November 12, 2003, the SEC declared the OnSource registration statement effective and on the date of this Report, the OnSource shares are in the process of being distributed to complete the spin-off.

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

       During the year ended June 30, 2003, we reclassified the Series C Preferred Stock from mandatory redeemable to stockholders' deficit.  The sole remaining Series C shareholder decided not to participate in the exchange offer that had been extended to all Series C shareholders.  Furthermore, we determined that this shareholder did not sign the 1999 agreement offered to all Series C stockholders that would have granted them the right to require the Company to redeem the stock under certain circumstances.

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

       Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. Neuman, P.C. with its office located in Boulder , Colorado. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

       All directors serve until the election and qualification of their successors unless they earlier resign.

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