Form 10QSB
period 2003-12-31
GLOBAL CASINOS INC
filed 2004-02-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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
___________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No [     ]

As of February 11, 2004, the Registrant had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and its results of operations for the three month and six month periods ended December 31, 2003 and 2002 and its cash flows for the six month periods ended December 31, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB, as amended.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of December 31, 2003 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 475,891
Accrued gaming income	112,983
Inventory	19,096
Other	5,549
Total current assets	613,519

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,076,438
Equipment	1,375,554
5,969,942
Accumulated depreciation	(2,307,356)
3,662,586
$ 4,276,105
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 32,313
Accounts payable, related parties	279,642
Accrued expenses	122,055
Accrued interest	498,271
Current portion of long-term debt	187,538
Debt in default	417,973
Mandatory redeemable preferred stock, in default	401,000
Other	120,000
Total current liabilities	2,058,792

Long-term debt, less current portion	2,513,589

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, stated value $1.20 per share, voting,
600,000 shares authorized, 39,101 shares issued and outstanding, in arrears	46,921
Common stock - $0.05 par value; 50,000,000 shares authorized; 2,431,360 shares issued and outstanding	121,568
Additional paid-in capital	12,250,105
Accumulated (deficit)	(12,714,870)
(296,276)
$ 4,276,105

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended December 31, 2003 and 2002 (Unaudited)

	2003	2002

Revenues:
Casino	$ 685,683	$ 646,911

Expenses:
Casino operations	600,271	584,726
Operating, general, and administrative	37,855	9,269
	638,126	593,995

Income from operations	47,557	52,916

Other income (expense):
Interest expense	(51,890)	(52,717)
Gain from debt restructuring	-	473,941

Net income (loss)	(4,333)	474,140

Preferred dividends	(821)	(880)

Net income (loss) attributable to common stockholders	$ (5,154)	$ 473,260

Earnings (loss) per common share:
Basic	$ (0.00)	$ 0.19
Diluted	$ (0.00)	$ 0.19

Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,431,360	2,470,527

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended December 31, 2003 and 2002 (Unaudited)

	2003	2002

Revenues:
Casino	$ 1,439,728	$ 1,380,035

Expenses:
Casino operations	1,200,270	1,164,404
Operating, general, and administrative	85,022	93,748
	1,285,292	1,258,152

Income from operations	154,436	121,883

Other income (expense):
Interest expense	(104,139)	(122,194)
Gain from debt restructuring	-	473,941

Net income	50,297	473,630

Preferred dividends	(1,642)	(1,880)

Net income attributable to common stockholders	$ 48,655	$ 471,750

Earnings per common share:
Basic	$ 0.02	$ 0.19
Diluted	$ 0.02	$ 0.19

Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,461	2,470,527

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2003 and 2002 (Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 176,172	$ 259,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(37,744)	(96,059)
Collections on note receivable	-	39,612
Net cash (used) by investing activities	(37,744)	(56,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(179,066)	(87,562)
Net cash (used) by financing activities	(179,066)	(87,562)

Net increase in cash	(40,638)	115,800
Cash at beginning of period	516,529	230,959

Cash at end of period	$ 475,891	$ 346,759

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 44,648	$ 100,804
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months and six months ended December 31, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2003, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses. As of December 31, 2003, it had an accumulated deficit of $12,714,870 and a working capital deficiency of $1,445,273. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       Earnings (Loss) per Common Share

Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 528,150 were not included in the calculation of diluted earnings per share for the quarter ended December 31, 2003, as their inclusion would have been anti-dilutive.

4.       Related Party Transactions

An officer and director operates a professional services firm that provides certain management, accounting, and administrative services to the Company and to other clients. During the periods ended December 31, 2003 and 2002, his firm was paid for services performed in the amounts of $16,535 and $29,420 respectively.

A director operates a law firm that provides legal services to the Company and other clients. During the periods ended December 31, 2003 and 2002, his firm was paid for services performed in the amounts of $10,500 and $25,766 respectively.

5.       Commitments and Contingencies

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2003, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2003 Compared to the Three Months ended December 31, 2002

We recognized a net loss of $(4,333) for the three months ended December 31, 2003 compared to net income of $474,140 for the same period in 2002. The 2002 period included a gain from debt restructuring of $473,941. There were no similar gains in 2003.

Revenues

Casino revenues for the three months ended December 31, 2003 were $685,683 compared to $646,911 for the 2002 period, an increase of $38,722 or 6%. The increased revenues are primarily attributed to the increased number of slot machines on the gaming floor. We eliminated table games and use the floor space for new slot machines. Furthermore, we increased our marketing activities to promote the new machines.

Expenses

Casino operating expenses increased to $600,271 for the three months ended December 31, 2003 compared to $584,726 for the three months ended December 31, 2002, an increase of $15,545, or 3%. Expenses increased because we increased the number of slot machines in the casino. Device fees increased by $5,609. The device fee is a tax paid to the local government that is based on the number of gaming devices in service. In addition, slot machine depreciation increased by $6,793.

General and administrative expenses increased from $9,269 for the three months ended December 31, 2002 to $37,855 for the three months ended December 31, 2003, an increase of $28,586 or 308%. The 2002 period benefited from the favorable settlement of claims whereby the Company was able to reduce previously accrued expenses by $40,000. Those benefits were not repeated in 2003.

Other

Interest expense was $51,890 for the three months ended December 31, 2003 compared to $52,717 for the similar period in 2002. Both periods reflect the reduction in interest expense negotiated by the Company during 2002 in connection with the Bull Durham restructuring.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,790,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Six Months Ended December 31, 2003 Compared to the Six Months ended December 31, 2002

We recognized net income of $50,297 for the six months ended December 31, 2003 compared to net income of $473,630 for the same period in 2002. The 2002 period included a gain from debt restructuring of $473,941. There were no similar gains in 2003.

Revenues

Casino revenues for the six months ended December 31, 2003 were $1,439,728 compared to $1,380,035 for the 2002 period, an increase of $59,693 or 4%. The increased revenues are primarily attributed to the increased number of slot machines on the gaming floor. We eliminated table games and use the floor space for new slot machines. Furthermore, we increased our marketing activities to promote the new machines.

Expenses

Casino operating expenses increased to $1,200,270 for the six months ended December 31, 2003 compared to $1,164,404 for the six months ended December 31, 2002, an increase of $35,866, or 3%. Expenses increased because we increased our advertising activities by $13,547. Local device fees increased by $11,943. Device fees are a tax paid to the local government that is based on the number of gaming devices in service. The additional slot machines also increased depreciation expense by $15,189. The increased spending in these areas was somewhat offset by expense reductions that we realized by eliminating table games.

General and administrative expenses decreased from $93,748 for the six months ended December 31, 2002 to $85,022 for the six months ended December 31, 2003, a decrease of $8,726 or 9%. The 2002 period included costs associated with the restructuring of the Bull Durham debt. Those costs were not repeated in 2003.

Other

Interest expense was $104,139 for the six months ended December 31, 2003 compared to $122,194 for the similar period in 2002. The reduction in interest expense of $18,055 (15%) reflects decreasing interest rates on certain variable rate indebtedness and a reduction in outstanding principal balances. It also reflects the restructuring of the Bull Durham debt which reduced certain principal balance and interest rates.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,790,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

At December 31, 2003, the Company had cash and cash equivalents of $475,891, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company. The Company does not have access to any revolving credit facilities.

Our working capital deficiency decreased by $75,206 to $(1,445,273) at December 31, 2003, from $(1,520,479) at June 30, 2003, primarily because of cash flow from operating activities.

At December 31, 2003, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes.

Cash provided by operating activities was $176,172 for the six months ended December 31, 2003. For the same period in 2002, operating activities provided net cash of $259,809.

Cash used in investing activities was $37,744 for the six months ended December 31, 2003, all of which was used for capital expenditures. We used net cash of $56,447 in investing activities for the six months ended December 31, 2002. Capital expenditures for the period of $96,059 were partially offset by collections of notes receivable.

Cash flows used in financing activities increased $91,504 to $179,066 for the six months ended December 31, 2003, compared to cash used of $87,562 in 2002. These amounts represent scheduled payments on our indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain creditors and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

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
GLOBAL CASINOS, INC.
Date: February 13, 2004	By: __________________________________
Frank L. Jennings, Principal Executive and Financial Officer