Form 10QSB
period 2004-03-31
GLOBAL CASINOS INC
filed 2004-05-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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
________________________________________________________________________ Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [    ]

As of May 6, 2004, the Registrant had 2,431,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its results of operations for the three month and nine month periods ended March 31, 2004 and 2003 and its cash flows for the nine month periods ended March 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of March 31, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 610,638
Accrued gaming income	50,718
Inventory	7,047
Other	14,107
Total current assets	682,510

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,076,438
Equipment	1,412,277
6,006,665
Accumulated depreciation	(2,333,771)
3,672,894
$ 4,355,404
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable, trade	$ 33,465
Accounts payable, related parties	285,935
Accrued expenses	170,942
Accrued interest	493,772
Current portion of long-term debt	111,554
Debt in default	417,973
Mandatory redeemable preferred stock, in default	401,000
Other	120,000
Total current liabilities	2,034,641

Long-term debt, less current portion	2,517,457

Commitments and contingencies

Stockholders' (deficit):
Preferred stock: 10,000,000 shares authorized
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, stated value $1.20 per share, voting,
600,000 shares authorized, 39,101 shares issued and outstanding, in arrears	46,921
Common stock - $0.05 par value; 50,000,000 shares authorized;
2,431,360 shares issued and outstanding	121,568
Additional paid-in capital	12,250,105
Accumulated (deficit)	(12,615,288)
(196,694)
$ 4,355,404

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Revenues:
Casino	$ 834,642	$ 656,992

Expenses:
Casino operations	625,520	556,170
Operating, general, and administrative	59,446	36,226
	684,966	592,396

Income from operations	149,676	64,596

Other income (expense):
Interest expense	(49,273)	(51,509)

Net income	100,403	13,087

Preferred dividends	(821)	(582)

Net income attributable to common stockholders	$ 99,582	$ 12,505

Earnings per common share:
Basic	$ 0.04	$ 0.01
Diluted	$ 0.04	$ 0.01

Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,461	2,470,461

See accompanying notes.
GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Revenues:
Casino	$ 2,274,370	$ 2,037,027

Expenses:
Casino operations	1,825,790	1,720,574
Operating, general, and administrative	144,468	129,974
	1,970,258	1,850,548

Income from operations	304,112	186,479

Other income (expense):
Interest expense	(153,412)	(173,702)
Gain from debt restructuring	-	473,941

Net income	150,700	486,718

Preferred dividends	(2,463)	(2,463)

Net income attributable to common stockholders	$ 148,237	$ 484,255

Earnings per common share:
Basic	$ 0.06	$ 0.20
Diluted	$ 0.06	$ 0.20

Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,461	2,470,461

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 470,801	$ 398,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(125,510)	(132,821)
Collections on note receivable	-	39,612
Net cash (used) by investing activities	(125,510)	(93,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(251,182)	(117,661)
Net cash (used) by financing activities	(251,182)	(117,661)

Net increase in cash	94,109	187,668
Cash at beginning of period	516,529	230,959

Cash at end of period	$ 610,638	$ 418,627

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 98,050	$ 133,460
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months and nine months ended March 31, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2004, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses. As of March 31, 2004, it had an accumulated deficit of $12,615,288 and a working capital deficiency of $1,352,131. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       Earnings (Loss) per Common Share

Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 528,150 were not included in the calculation of diluted earnings per share for the quarter ended March 31, 2004, as their inclusion would have been anti-dilutive.

4.       Related Party Transactions

An officer and director operates a professional services firm that provides certain management, accounting, and administrative services to the Company and to other clients. During the nine month periods ended March 31, 2004 and 2003, his firm was paid for services performed in the amounts of $27,668 and $29,421 respectively.

A director operates a law firm that provides legal services to the Company and other clients. During the nine month periods ended March 31, 2004 and 2003, his firm was paid for services performed in the amounts of $15,968 and $36,584 respectively.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2004, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2004 Compared to the Three Months ended March 31, 2003

We recognized net income of $100,403 for the three months ended March 31, 2004 compared to net income of $13,087 for the same period in 2003. The 2004 period benefited from a 27% increase in revenues at the casino.

Revenues

Casino revenues for the three months ended March 31, 2004 were $834,642 compared to $656,992 for the 2003 period, an increase of $177,650 or 27%. The increased revenues are primarily attributed to the increased number of slot machines on the gaming floor. We eliminated table games and use the floor space for new slot machines. Furthermore, we increased our marketing activities to promote the new machines.

Expenses

Casino operating expenses increased to $625,520 for the three months ended March 31, 2004 compared to $556,170 for the three months ended March 31, 2003, an increase of $69,350, or 13%. Expenses increased primarily because we increased the number of slot machines in the casino and increased our marketing efforts. Payroll increased by $21,501 because we hired additional staff to accommodate increased activity in the casino. Marketing expenses increased by $9,531 as we increased our charter bus activity and our advertising campaign. Device fees increased by $4,320. The device fee is a tax paid to the local government that is based on the number of gaming devices in service. In addition, depreciation increased by $11,594 to reflect the additional slot machines and related building modifications.

General and administrative expenses increased from $36,226 for the three months ended March 31, 2003 to $59,446 for the three months ended March 31, 2004, an increase of $23,220 or 64%. The 2003 period benefited from the favorable settlement of claims and debt restructuring. Those benefits were not repeated in 2004.

Other

Interest expense was $49,273 for the three months ended March 31, 2004 compared to $51,509 for the similar period in 2003. Both periods reflect the reduction in interest expense negotiated by the Company during 2002 in connection with the Bull Durham restructuring.

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

Results of Operations - Nine Months Ended March 31, 2004 Compared to the Nine Months ended March 31, 2003

We recognized net income of $150,700 for the nine months ended March 31, 2004 compared to net income of $486,718 for the same period in 2003. The 2003 period included a gain from debt restructuring of $473,941. There were no similar gains in 2004.

Revenues

Casino revenues for the nine months ended March 31, 2004 were $2,274,370 compared to $2,037,027 for the 2003 period, an increase of $237,343 or 12%. The increased revenues are primarily attributed to the increased number of slot machines on the gaming floor. We eliminated table games and use the floor space for new slot machines. Furthermore, we increased our marketing activities to promote the new machines.

Expenses

Casino operating expenses increased to $1,825,790 for the nine months ended March 31, 2004 compared to $1,720,574 for the nine months ended March 31, 2003, an increase of $105,216, or 6%. Expenses increased because we increased our advertising activities by $13,547. Local device fees increased by $16,263. Device fees are a tax paid to the local government that is based on the number of gaming devices in service. Property taxes and state gaming taxes also increased by $8,626. The additional slot machines and related building modifications increased depreciation expense by $26,782. The cost of professional fees increased by $18,763 due to additional efforts required to comply with accounting and reporting regulations. The increased spending in these areas was somewhat offset by expense reductions that we realized by eliminating table games.

General and administrative expenses increased from $129,974 for the nine months ended March 31, 2003 to $144,468 for the nine months ended March 31, 2004, an increase of $14,494 or 11%. The 2003 period included benefits associated with the restructuring of the Bull Durham debt and the favorable settlement of other claims. Those benefits were not repeated in 2004.

Other

Interest expense was $153,412 for the nine months ended March 31, 2004 compared to $173,702 for the similar period in 2003. The reduction in interest expense of $20,290 (12%) reflects decreasing interest rates on certain variable rate indebtedness and a reduction in outstanding principal balances. It also reflects the restructuring of the Bull Durham debt which reduced certain principal balances and interest rates.

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

At March 31, 2004, the Company had cash and cash equivalents of $610,638, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company. The Company does not have access to any revolving credit facilities.

Our working capital deficiency decreased by $168,348 to $(1,352,131) at March 31, 2004, from $(1,520,479) at June 30, 2003, primarily because of cash flow from operating activities.

At March 31, 2004, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, was in default. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes.

Cash provided by operating activities was $470,801 for the nine months ended March 31, 2004. For the same period in 2003, operating activities provided net cash of $398,538. The improvement resulted from our increased revenues.

Cash used in investing activities was $125,510 for the nine months ended March 31, 2004, all of which was used for capital expenditures. We used net cash of $93,209 in investing activities for the nine months ended March 31, 2003. Capital expenditures for the period of $132,821 were partially offset by collections of notes receivable.

Cash flows used in financing activities increased $133,521 to $251,182 for the nine months ended March 31, 2004, compared to cash used of $117,661 in 2003. These amounts represent scheduled payments on our indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2004, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain creditors and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
Exhibits
31.	Certification
32.	Certification Pursuant to 18 U.S.C. Section 1350
Reports on Form 8-K
None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: May 14, 2004	By: /s/ Frank L. Jennings Frank L. Jennings, Principal Executive and Financial Officer