Form 10KSB
period 2004-06-30
GLOBAL CASINOS INC
filed 2004-10-12
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2004 were $3,144,877. As of September 30, 2004, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $832,000. As of September 30, 2004, there were 2,981,360 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
1.	Incorporated by reference from the Company's Annual Report on Form 10-KSB/A as filed with the Commission on November 25, 2003.
2.	Incorporated by reference from the Company's Annual Report on Form 10-KSB/A as filed with the Commission on July 15, 2003.
3.	Incorporated by reference from the Company's Annual Report on Form 10-KSB as filed with the Commission on February 24, 2003.

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

       As of June 30, 2004, Global had one operating subsidiary, which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

       During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource"). OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.

       Effective July 1, 2001, Global transferred to OnSource its interest in Global Alaska Industries ("Global Alaska"), a wholly owned subsidiary, and certain other liabilities. Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders received one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. OnSource filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2002, registering the distribution of the OnSource dividend. Amendments to the registration statement were filed on January 13, 2003, April 16, 2003 and September 29, 2003 and November 10, 2003. The shares of OnSource were distributed to shareholders during fiscal 2004.

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

       In October, 2002, we removed four blackjack tables and replaced them with slot machines. As of August 31, 2004, we operated 188 slot machines.

       New slot machine designs are introduced every year by the equipment manufacturers. Certain games become more popular and older games tend to become less popular. During the past year, we replaced 27 machines. The current popular trend is in the "penny" and "nickel" machines.

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

Each of the foregoing points of agreement covered by the Astraea Term Sheet were memorialized in definitive agreements executed by Global Casinos, Casinos U.S.A., Astraea and third parties and previously filed as exhibits with the Securities and Exchange Commission.

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

       It is possible that additional forms of gaming could be authorized. Colorado does not currently allow video lottery terminals ("VLT"). VLT's are games of chance similar to slot machines that generate a random set of numbers to be displayed on a video screen. Winning bets are rewarded with a ticket that can be exchanged for cash. An initiative to legalize VLT's that was on the ballot for the November 2003 general election was defeated.

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

Employees

       The Company's sole executive officer is Frank L. Jennings, Chief Executive/Financial Officer.

       The Bull Durham operates with an on-site general manager. During fiscal 2004, the Bull Durham employed a total of 39 people, including both full and part-time employees as follows:
	Full-Time	Part-Time	Total Employees
Bull Durham Casino	29	10	39

       The Company is not part of any collective bargaining agreement. There have been no work stoppages and the company believes its employee relations are good.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

       Since July 1, 2000, Gunpark Management LLC, has been providing us with certain management, clerical and administrative services. Mr. Jennings, our Chief Executive/Financial Officer, is a member of Gunpark Management LLC. Mr. Jennings and Gunpark Management provide similar services to other companies. We are charged our pro-rata share of the expenses associated with the services we receive.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

       The Company leases approximately 4,200 square feet of space in Boulder, Colorado for use as its corporate offices. The lease requires monthly payments of approximately $3,500 and expires in 2006. Gunpark Management, LLC pays the full rent and charges the Company monthly rent of $1,000 for its pro rata share of the facility.

Operating Subsidiaries

       The facilities and properties of the Company's sole operating subsidiary are more fully described in Item 1 of this Report and are incorporated herein by this reference.

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

Other Matters

       Other Matters. At June 30, 2004 there were outstanding promissory notes held by non-affiliated third parties totaling approximately $417,973 in principal and $480,535 in accrued and unpaid interest. These notes are unsecured, fully matured, and in default. The Series A preferred stock issued by Global contained a mandatory redemption requirement. The Company is currently unable to redeem those outstanding shares in the amount of $401,000 and is in default of that requirement. The Company has been unable to pay the dividends on its Series C preferred stock and is in arrears in the amount of $17,918. While the Company communicates with these creditors in an effort to settle their claims, there can be no assurance that it will be successful in these efforts.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2004.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted in the "pink sheets" published by Pink Sheets, LLC under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2002 through September 30, 2004.

	Bid		Ask
	High	Low	High	Low
2003 Fiscal Year
July - Sept 2002	$0.16	$0.02	$0.51	$0.11
Oct - Dec 2002	0.12	0.02	0.40	0.02
Jan - Mar 2003	0.10	0.02	0.25	0.02
Apr - June 2003	0.11	0.03	0.25	0.03

2004 Fiscal Year
July - Sept 2003	$0.15	$0.03	$0.25	$0.04
Oct - Dec 2003	0.05	0.04	0.12	0.10
Jan - Mar 2004	0.05	0.04	0.11	0.10
Apr - June 2004	0.15	0.05	0.20	0.10

2005 Fiscal Year
July - Sept 2004	$0.35	$0.05	$0.50	$0.20

       The bid and ask prices of the Company's common stock as of September 30, 2004 were $.25 and $.45, respectively, as reported on the Pink Sheets LLC. The Pink Sheet prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2004, there were approximately 806 record owners of the Company's common stock and approximately 2,000 beneficial owners.

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

Recent Sales of Unregistered Securities

       During the fiscal years ended June 30, 2003 and June 30, 2004, the Company issued no securities without registration under the Securities Act of 1933, as amended.

       In August 2004, two directors and an affiliate of a director converted an aggregate of $60,000 in outstanding accrued and unpaid fees into 300,000 shares of common stock at a conversion price of $.20 per share. The shares were taken for investment purposes and were subject to restrictions on transfer. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

       In September 2004, we sold to three investors an aggregate of 250,000 units at a price of $.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(2) and Regulation D, Rule 504 thereunder.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	$.14	-0-
Equity compensation plans not approved by security holders(1)	200,000	$.10	-0-
Total	350,000	$.12	-0-

(1)    Includes nonqualified options granted to directors.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - Fiscal Year Ended June 30, 2004 Compared to the Fiscal Year Ended June 30, 2003

       Casino Operation. Total casino revenues for the year ended June 30, 2004 increased by $374,804 or 14% to $3,144,877 from $2,770,073 in 2003. We attribute the increased revenues to the increased number of slot machines in our casino. After we removed our Blackjack table games, we reconfigured the casino gaming floor to accommodate additional machines. We now operate 188 slot machines, an increase of 7 over the prior year. As discussed below our increased marketing efforts also improved our revenues.

       We operate a limited food and beverage service incidental to the operation of the casino. Food and beverage revenues approximated 1% of casino revenues in fiscal 2004 and 2% of casino revenues in fiscal 2003.

        Our casino operating costs increased from $2,333,540 in 2003 to $2,537,693 in 2004, an increase of $204,153. Our costs increased 9% while our revenues increased 14%. The largest cost increase of $48,000 was payroll related as we matched our staffing levels to our increased level of business. Depreciation increased by $41,080 because we continue to replace or upgrade our slot machines. Gaming taxes increased by $28,000 because of increased device fees on the additional slot machines and the progressive nature of the gaming tax on revenues. We increased our various marketing and promotional efforts by $22,000. The increased efforts primarily related to our direct mail compaign. We also increased our utilization of charter buses, an expense that increased by $9,000.

       General and Administrative. General and administrative expenses decreased by $62,574, from $216,285 in 2003 to $153,711 in 2004. During 2003, we incurred $20,000 of expenses related to the Astraea debt restructuring. The remaining decrease consisted primarily of reductions in professional fees and administrative costs incurred during 2003 in connection with the spin-off of OnSource.

       Other Items. Interest expense declined to $201,298 in fiscal 2004 from $223,806 in 2003, a decline of $22,508 or 10%. The reduction reflects the continuing impact of the 2002 restructuring and the normal interest expense reduction consistent with reduced debt balances.

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

       Income taxes. For tax purposes, Global has accumulated net operating losses aggregating $7,540,000 available to offset future taxable income, if any. Taxable income reported for 2004 has been offset by these NOL carryforwards. These net operating losses can be carried forward for fifteen years. They will expire in the years from 2009 to 2016. The Tax Reform Act of 1986 limits the utilization of NOL carryforwards under certain circumstances. Therefore, the Company's ability to fully utilize the carryforwards is not assured and this asset is not reflected on the Company's balance sheet.

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

       As of June 30, 2004 and for the year then ended, neither the Company nor its subsidiaries have commercial bank credit facilities.

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

       At June 30, 2004, the Company continued to suffer from a lack of liquidity and working capital deficit. Current assets were $762,259 compared to current liabilities of $2,126,305 resulting in a working capital deficit of $1,364,046. This working capital deficit, combined with the Company's history of losses from operations, has led our independent auditors to qualify their audit opinion due to substantial doubts about our ability to continue as a going concern.

       The Company is in default under several unsecured loans and loan agreements. The Company continues to address debt currently in default by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and other payment terms. Management expects to continue its efforts into fiscal 2005.

       Current assets increased from $557,343 at June 30, 2003 to $762,259 at June 30, 2004, an increase of $204,916. Current assets increased because of increased cash flow from operations. Current liabilities increased from $2,077,822 at June 30, 2003 to $2,126,305 at June 30, 2004, an increase of $48,483.

       Net cash provided by operating activities increased by $128,001, primarily because of improved operating results at the casino.

       Investing activities used net cash of $73,117 in 2004 compared to $104,342 in fiscal 2003. The net change of $31,225 is primarily explained by a decrease in capital expenditures to improve the Bull Durham. In 2003, we installed new carpet and replaced the slot chairs.

       The Company used $418,764 in cash for financing activities during the year ended June 30, 2004 compared to $146,900 during 2003. The amount used in 2004 represented the scheduled payments on our financing agreements. The amount used in 2003 was reduced because our 2002 Restructuring imposed a moratorium on certain debt payments. Those payments resumed in 2004.

       As of June 30, 2004, there were 200,500 shares of Series A Convertible Preferred Stock that remained outstanding. The preferred stock share is redeemable at a price of $2.00 per share. The original offering comprised 1,406,250 units. Under the original terms of the offering, the units were comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. On May 31, 1995, a majority of the preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $0.50 per share. Subsequently, 1,205,750 shares of preferred stock were converted. The remaining outstanding Series A Redeemable Preferred Stock is in default of the mandatory redemption feature. The conversion privileged originally included with this unit have expired. None of the Class D warrants originally issued as part of the unit remain outstanding.

       As of June 30, 2004, there were 39,101 shares of Series C Preferred Stock that remained outstanding. The stock has a stated value of $1.20 and is convertible into one share of common stock. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.

       As previously disclosed, Astraea holds a promissory note which under the 2002 Restructuring was assigned by Global Casinos to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 4% per annum, is due and payable in September 2009. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos U.S.A. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note. Global Casinos does not have the capital with which to repay the note and does not anticipate being able to generate the capital through operations. As a result, the only way that Global Casinos could purchase the Astraea option by retiring the promissory note would be through a refinancing of its debt. Although Global intends to pursue such a refinancing, there are no guarantees that it will be successful.

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

Outlook

       The Company continues its efforts to formulate plans and strategies to address the Company's financial condition and increase profitability. Management will continue to address debt currently in default by negotiating with creditors to convert debt to equity, extend maturity dates of debt, and accept reduced payment terms. The Company will continue to explore acquisition opportunities and improve operating efficiencies at its existing property. Management believes that these plans will result in increased liquidity and future profitability, however, there is no assurance that management actions will achieve the desired results.

       The Company's operations consist solely of the Bull Durham. We believe this operation can be self-sustaining. However, it is not expected to be sufficiently profitable to relieve our debt posture or working capital deficiency. These conditions make it unlikely that we could take advantage of future opportunities without a significant capital infusion.

       In fiscal 2003, the Company completed a restructuring of certain debts and obligations (the 2002 restructuring). Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $501,000 promissory note. Global does not currently have the capital resources to retire the $501,000 promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.

Subsequent Events

In August 2004, directors and an affiliate of a director converted an aggregate of $60,000 in outstanding and unpaid fees into 300,000 shares of common stock at a conversion price of $.20 per share.

       In September 2004, we sold an aggregate of 250,000 units at a price of $.10 per unit, for gross proceeds of $25,000. The units consisted of one share of common stock and one warrant exercisable for 15 months to purchase an additional share of common stock at an exercise price of $.15 per share.

ITEM 7.       FINANCIAL STATEMENTS

       The following financial statements are filed as part of this report:
1.	Report of Independent Auditors
2.	Balance Sheet as of June 30, 2004
3.	Statements of Operations for the Years Ended June 30, 2004 and 2003
4.	Statements of Stockholders' Deficit for the Years Ended June 30, 2004 and 2003
5.	Statements of Cash Flows for the Years Ended June 30, 2004 and 2003
6.	Notes to Financial Statements

Report of Independent Auditors

Board of Directors and Shareholders
Global Casinos, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has both working capital and stockholder's deficiencies as of June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
September 30, 2004
GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of June 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 689,461
Accrued gaming income	51,675
Inventory	9,436
Other	11,687
Total current assets	762,259

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,074,448
Equipment	1,567,485
6,159,883
Accumulated depreciation	(2,380,896)
3,778,987

$ 4,541,246

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable, trade	$ 30,234
Accounts payable, related parties	270,232
Accrued expenses	167,321
Accrued interest	512,545
Current portion of long-term debt	207,000
Debt in default	417,973
Mandatory redeemable preferred stock, Series A, in default	401,000
Other	120,000
Total current liabilities	2,126,305

Long-term debt, less current portion	2,510,981

Commitments and contingencies

Stockholders' (deficit):
Preferred stock - 10,000,000 shares authorized:
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, in arrears, convertible, $1.20 stated value, voting,
600,000 shares authorized, 39,101 shares issued and outstanding	46,921
Common stock - $.05 par value, 50,000,000 shares authorized:
2,431,360 shares issued and outstanding	121,568
Additional paid-in capital	12,250,105
Accumulated (deficit)	(12,514,634)
(96,040)

$ 4,541,246

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended June 30, 2004 and 2003

	2004	2003

Revenues:
Casino	$ 3,144,877	$ 2,770,073

Expenses:
Casino operations	2,537,693	2,333,540
Operating, general, and administrative	153,711	216,285
	2,691,404	2,549,825

Income from operations	453,473	220,248

Other income (expense):
Interest expense	(201,298)	(223,806)
Gain on debt restructuring	-	493,941
	(201,298)	270,135

Income before provision for income taxes	252,175	490,383
Provision for income taxes	-	-

Net income	252,175	490,383

Preferred dividends	(3,284)	(3,284)

Net income attributable to common stockholders	$ 248,891	$ 487,099

Earnings per common share:
Basic	$ 0.10	$ 0.20
Diluted	$ 0.10	$ 0.20

Weighted average shares outstanding:
Basic	2,431,360	2,431,360
Diluted	2,470,461	2,470,461

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) July 1, 2002 through June 30, 2004

	SERIES C
	PREFERRED STOCK		COMMON STOCK		Additional
	Number		Number		Paid
	of		of		in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance as of July 1, 2002	39,101	$ 46,921	2,431,360	$ 121,568	$ 12,250,105	$(13,250,624)	$ (832,030)

Dividends on Series C preferred stock	-	-	-	-	-	(3,284)	(3,284)
Net income	-	-	-	-	-	490,383	490,383

Balance as of June 30, 2003	39,101	46,921	2,431,360	121,568	12,250,105	(12,763,525)	(344,931)

Dividends on Series C preferred stock	-	-	-	-	-	(3,284)	(3,284)
Net income	-	-	-	-	-	252,175	252,175

Balance as of June 30, 2004	39,101	$ 46,921	2,431,360	$ 121,568	$ 12,250,105	$(12,514,634)	$ (96,040)

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended June 30, 2004 and 2003
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 252,175	$ 490,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,587	276,507
Gain from debt restructuring	-	(493,941)
Changes in assets and liabilities:
Accrued gaming income	(34,447)	118,684
Inventories	6,711	1,504
Accounts payable	41,213	23,371
Accrued interest	71,275	136,169
Other	10,299	(15,865)
	412,638	46,429

Net cash provided by operating activities	664,813	536,812

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(73,117)	(143,954)
Collections on note receivable	-	39,612
Net cash (used) by investing activities	(73,117)	(104,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(418,764)	(146,900)
Net cash (used) by financing activities	(418,764)	(146,900)

Net increase in cash	172,932	285,570
Cash at beginning of year	516,529	230,959

Cash at end of year	$ 689,461	$ 516,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 130,023	$ 94,888
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment financing obligations	$ 259,041	$ 127,605
Accrued and unpaid dividends on preferred stock	$ 3,284	$ 3,284

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation

  Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Operations

As of June 30, 2004, it had one operating subsidiary, as follows:

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

Cash and Cash Equivalents

       Cash consists of demand deposits and vault cash used in casino operations. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2004, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit of $100,000 at one financial institution. The balance in the Company accounts totaled $379,871.

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

Advertising Costs

       The Company expenses all advertising costs as they are incurred. Advertising costs were $14,104 and $19,885 for the years ended June 30, 2004 and 2003, respectively.

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

Earnings (Loss) Per Common Share

       Earnings (or loss) per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Potentially dilutive shares of 528,150 were not included in the calculation of diluted earnings per share for the year ended June 30, 2004, as their inclusion would have been anti-dilutive.

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

Comprehensive Income

       SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances. For the years ended June 30, 2004 and 2003, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

       In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R is not expected to have a material impact on the Company's financial statements.

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

2.      GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company reported net income for the years ended June 30, 2004 and 2003, it had net losses for several previous fiscal years and has suffered from a lack of working capital. As of June 30, 2004, it had an accumulated deficit of $12,514,634 and a working capital deficiency of $1,364,046. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.     ONSOURCE CORPORATION DIVIDEND

       OnSource Corporation ("OnSource"), a Delaware corporation, was organized by Global as a wholly owned subsidiary. The Company formed OnSource to effect a spin-off of its Alaska operations. Global transferred its ownership of the Alaskan operations to OnSource effective July 1, 2001. Global declared a stock dividend under which Global shareholders received their pro-rata share of OnSource common stock.

       Global established August 6, 2001 as the record date for determining the shareholders entitled to receive the stock dividend. Global stockholders received one share of OnSource common stock for every ten shares of Global common stock beneficially owned as of August 6, 2001. The OnSource Shares were distributed to Global's shareholders during fiscal year 2004.

4.     GAIN FROM DEBT RESTRUCTURING

       During the year ended June 30, 2003, the Company finalized restructuring certain long-term obligations. An investment company holding a note with a principal balance of $500,582 agreed to waive accrued and unpaid interest in the amount of $214,796. Two equipment suppliers holding debt with an aggregated principal balance of $356,525 agreed to reduce the balance to $77,380, resulting in a gain of $279,145.

5.     NOTES PAYABLE AND LONG-TERM DEBT

       At June 30, 2004, notes payable and long-term debt consisted of the following:
Various installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 12%, due in monthly installments aggregating $30,393, through 2005.	$ 174,468
Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	1,009,659
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,452 through September 2009. Final payment of $956,000.	1,104,658
Note payable to an investment company, collateralized by the Company's interest in Casino USA, interest at 4%. Due in September 2009.	424,465
Unsecured convertible notes, in default, default interest at 12%. Notes are convertible in whole or in part, at the option of the holder, to common stock at a conversion price of $5.00 per share. Upon the effective date of a registration statement registering the underlying shares of common stock, notes will automatically convert.	136,500
Unsecured loans, in default, interest at 10% to 15%.	281,473
Other	4,732
Total Notes payable and long-term debt	3,135,954
Less current portion of notes payable and long-term debt	(207,000)
Less debt in default	(417,973)
Long-term debt, net	$ 2,510,981

       Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:

Debt in Default	$ 417,973
2005	207,000
2006	34,201
2007	40,693
2008	37,822
Thereafter	2,398,265
Total	$ 3,135,954

       During the year ended June 30, 2004, the Company entered into installment note agreements with three equipment suppliers for the acquisition of gaming equipment having an aggregate purchase price of $259,041. The notes bear interest at rates ranging from 0% to 12% and have terms ranging from six months to twelve months. The equipment suppliers retain a security interest in the gaming equipment until the notes are paid in full. At June 30, 2004, these notes had an outstanding balance of $174,468.

       During the year ended June 30, 2003, the Company finalized a restructuring of certain notes payable and long-term debt (the "2002 Restructuring"). The Term Sheet providing for the foregoing was executed by Global Casinos, Casinos USA, and the holders of all debt instruments except for the holders of approximately $200,000 in subordinated mortgage notes. With respect to those junior lienholders, the Company nevertheless began making revised payments based upon the restructured interest of those subordinated mortgage notes. The Company takes the position that by their acquiescence, those subordinated note holders are deemed to be bound by the terms of the Term Sheet.

6.     STOCKHOLDERS' (DEFICIT)

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

       On June 30, 2001, all outstanding shares of Series B preferred stocks were converted into a non-recourse promissory note payable by Global Alaska Industries, Inc. ("GAI") with a principal balance of $2,385,000. The Company's interest in GAI was transferred to OnSource Corporation as part of the spin-off effective July 1, 2001.

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

       Effective October 1, 2001, holders of 448,070 outstanding shares of Series C preferred stock agreed to exchange their Series C shares and their cumulative unpaid dividends and interest for promissory notes with an aggregate principal balance of $640,941. They further agreed that the promissory notes would be assigned to and assumed by OnSource as part of the spin-off. As of June 30, 2004, there were 39,101 Series C preferred shares outstanding. The aggregate value of cumulative preferred dividends in arrears was $17,918, or $0.46 per share.

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

7.     COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases approximately 4,200 square feet of space used as its corporate offices. The lease requires monthly payments of approximately $3,500 and terminates in July of 2006. Gunpark Management, LLC pays the rent and charges the Company $1,000 per month for its pro rata share of the facility.

       Minimum lease payments for future fiscal years are as follows:
2005		$ 42,000
2006		43,000
2007		4,000
	Total	$ 89,000

       Net rent expense after giving effect to sublease income received, was approximately $12,000 for the year ended June 30, 2004 and $14,000 for the year ended June 30, 2003.

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

8.     INCOME TAXES

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

       The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2004	2003
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

       At June 30, 2004, the Company had net operating loss carry forwards of approximately $7,540,000 available to reduce future taxable income. The net operating loss carry forwards expire in the years ending June 30 as follows:

2009	$1,647,000
2010	1,217,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$7,540,000

       When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership. Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership. No determination has been made as of June 30, 2004, as to what implications, if any, there will be in the net operating loss carry forwards of the Company. The deferred tax asset of approximately $2,600,000 related to the operating loss carry-forward has been fully reserved at June 30, 2004.

9.     STOCK INCENTIVE PLAN

       The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The Company has reserved 150,000 shares of common stock for issuance under these Plans. The options expire five years from the date of grant.

       SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended June 30, 2003: expected life of options of 4 years, expected volatility of 168%, risk-free interest rate of 2% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended June 30, 2003 approximated $0.03 per option. No options were granted during the year ended June 30, 2004.

       A summary of stock option activity is as follows:
	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at
June 30, 2002	100,000	$ 0.14
Granted	50,000	$ 0.13	$ 0.03
Forfeited	-0-
Balance at
June 30, 2003	150,000	$ 0.13
Granted	-0-	-	-
Balance at
June 30, 2004	150,000	$ 0.13

The following table summarizes information about fixed-price stock options at June 30, 2004:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.13	100,000	3.2 years	$0.13	100,000	$0.13
$0.15	50,000	2.5 years	$0.15	50,000	$0.15
	150,000			150,000

       The following pro forma net income and earnings per share for 2004 and 2003 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2004	2003
Net Income reported	$252,175	$490,383
Net Income pro forma	$252,175	$488,883
Earnings per share reported	$0.10	$0.20
Earnings per share pro forma	$0.10	$0.20

10.     401(k) SAVING AND PROFIT SHARING PLAN

       On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions. The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2004 and 2003 were $2,006 and $13,620, respectively.

11.     RELATED PARTY TRANSACTIONS

       An officer and director provides certain management, accounting, and administrative services to the Company. During the years ended June 30, 2004 and 2003, his billings to the Company totaled $36,892 and $52,921 respectively.

       A director operates a law firm that provides legal services to the Company. During the years ended June 30, 2004 and 2003, his billings to the Company totaled $18,485 and $40,463 respectively.

       Gunpark Management, LLC provides management, clerical and administrative services to the Company. Gunpark Management is an affiliate of Mr. Jennings, who is a 50% managing member. During fiscal years 2004 and 2003, the Company paid Gunpark Management fees in the aggregate amount of $36,000 and $23,500, respectively.

12.     SUBSEQUENT EVENTS

       In August 2004, two directors and an affiliate of a director converted an aggregate of $60,000 in outstanding accrued and unpaid fees into 300,000 shares of common stock at a conversion price of $.20 per share. The shares were taken for investment purposes and were subject to restrictions on transfer. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

       In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) and Regulation D, Rule 504 thereunder.
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
ITEM 8B.	OTHER INFORMATION

       None.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Frank L. Jennings	53	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	56	Director	1997

       Frank L. Jennings has served as Executive and Chief Financial Officer since 2001. He previously served as Vice President and Chief Financial Officer for American Educational Products from 1994 to 2001. Mr. Jennings has served as President and a director of The Family Extension, Inc., and a Colorado non-profit corporation. He received his BA degree in Economics from Austin College and his MBA in Finance from Indiana University.

       Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. NeumanP.C., with offices located in Boulder and Denver, Colorado. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

       All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Board Meeting and Compensation

       During the fiscal year ended June 30, 2004 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. No compensation was paid or granted during fiscal 2004 or 2003. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2004 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees during fiscal 2005. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

       The audit committee will be composed of the following directors:

Frank L. Jennings
Clifford L. Neuman

       The Board of Directors has determined that Messrs. Jennings and Neuman are not "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The Board of Directors has determined that none of the members of the audit committee will qualify as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB. The audit committee lacks an audit committee financial expert due principally to its historical lack of funds necessary to compensate such a person. The Board of Directors intends to identify and appoint a person who qualifies as an audit committee financial expert during the current fiscal year.

       During the fiscal year ended June 30, 2004, the audit committee had no meetings. The committee is responsible for accounting and internal control matters. The audit committee:
-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves any significant changes in accounting principles of financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

       The Audit Committee of the Board of Directors will adopt a written charter, which when adopted will be filed with the Commission.

Compensation Advisory Committee

       The compensation advisory committee will be composed of the following directors:

Frank L. Jennings
Clifford L. Neuman

       The compensation advisory committee did not meet during fiscal 2004. The compensation advisory committee:
-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;
-	determines equity compensation for all employees;
-	reviews and approves the cash compensation and bonus objectives for the executive officers; and
-	reviews various matters relating to employee compensation and benefits.

Nomination Process

        The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process.

        Of the currently serving two directors, Messrs. Jennings and Neuman would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Frank L. Jennings, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Jennings, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2005.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Frank L. Jennings, Chief Executive Officer and Chief Financial Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Global Casinos, Inc. 5455 Spine Road, Suite C, Boulder, Colorado 80301. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

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

       In response to this administrative proceeding and the initial decision of the Administrative Law Judge, Messrs. Calandrella and Thygesen resigned as officers and directors of the Company. In addition, the restructuring of our gaming operations, the transfer of our gaming license from Global Casinos to Casinos, U.S.A. and other matters addressed in the Astraea Term Sheet were undertaken, in part, at the request of the Division of Gaming in response to the results of this administrative proceeding. Furthermore, the Division of Gaming requested that Messrs. Jennings and Neuman, while not involved in the administrative proceeding, resign as officers and directors of Casinos, U.S.A. due to their prior affiliations with Messrs. Calandrella and Thygesen. Effective November 1, 2002, concurrently with the transfer of the gaming license to Casinos, U.S.A., Messrs. Jennings and Neuman resigned as officers and directors of Casinos, U.S.A. and were replaced by Barbara Fahey and Pete Bloomquist, persons unaffiliated with prior management of the Company.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($)(1)	Options SARs (#)
Frank L Jennings, Chief Executive & Financial Officer	2004 2003	$36,000(2) $36,000(2)	$-0- $-0-	-0- -0-
1.

No executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

2.

Mr. Jennings is not an employee of the Company and therefore received no salary from the Company during 2004 or 2003. Mr. Jennings is an employee of Gunpark Management, LLC, a company that provides certain management, accounting, clerical and other administrative services to the Company. The amounts listed in the above table represent amounts received by Mr. Jennings for services provided to the Company.

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

       An aggregate of 150,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan. As of June 30, 2004, options to purchase 150,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.14 per share. No shares were available for future option grants.

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

(3)	As of June 30, 2004, the fair market value of the securities underlying the options was less than the exercise price of the options.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth, as of September 30, 2004 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	505,000 (2)	16.4%
	Frank L. Jennings 5455 Spine Road, Suite C Boulder, CO 80301	350,000 (3)	11.2%
	All Officers and Directors as a Group (2 Persons)	855,000	26.5%
(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes options exercisable to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share granted August 19, 2004.
(3)

Includes options exercisable to purchase 50,000 shares of Common Stock at an exercise price of $0.15 per share granted February 22, 2001; and options exercisable to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share granted August 19, 2004.

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

       In August 2004, three affiliates of the Company converted an aggregate of $60,000 in accrued and unpaid fees into shares of the Company's common stock at a conversion price of $.20 per share. Frank L. Jennings, the Company's CEO and CFO, converted $20,000 in accrued and unpaid fees for financial and accounting services; Clifford L. Neuman converted $20,000 in accrued and unpaid legal fees and Gunpark Management, LLC converted $20,000 in accrued and unpaid administrative fees. Frank L. Jennings is a 50% managing member of Gunpark Management, LLC.

       In August 2004, Messrs. Jennings and Neuman were each granted non-qualified stock options exercisable to purchase 100,000 shares of common stock at an exercise price of $.10 per share. These options were granted in consideration of their services as directors of the Company since the years 2001 and 1997, respectively.

       Gunpark Management, LLC provides management, clerical and administrative services to the Company. Gunpark Management is an affiliate of Mr. Jennings, who is a 50% managing member. During fiscal years 2004 and 2003, the Company paid Gunpark Management fees in the aggregate amount of $36,000 and $23,500, respectively.

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
	14.1	Code of Ethics
	31	Certification
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.

Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter ended June 30, 2004.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following table details the aggregate fees billed to the Company by Stark Winter Schenkein & Co., LLP, its principal accountant, for each of the last two fiscal years:
	2004	2003
Audit Fees	$26,479	$31,500
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$ 26,479	$ 31,500

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the audit committee to pre-approve all services to be performed by the independent accountants. The Board of Directors has not considered whether the provision of the services covered by the caption "Financial Information System Design and Implementation" or "Other" in the above table is compatible with Stark Winter Schenkein & Co., LLP's independence.

 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: October 12, 2004	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	October 12, 2004
/s/ Clifford L. Neuman Clifford L. Neuman	Director	October 12, 2004