Form 10QSB
period 2004-09-30
GLOBAL CASINOS INC
filed 2004-11-22
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No [   ]

As of November 10, 2004, the Registrant had 2,981,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and its results of operations for the three month periods ended September 30, 2004 and 2003 and its cash flows for the three month periods ended September 30, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of September 30, 2004
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 897,191
Accrued gaming income	35,118
Inventory	9,436
Other	22,604
Total current assets	964,349

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,088,169
Equipment	1,559,518
6,165,637
Accumulated depreciation	(2,450,819)
3,714,818
$ 4,679,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 17,167
Accounts payable, related parties	207,473
Accrued expenses	199,850
Accrued interest	531,407
Current portion of long-term debt	128,336
Debt in default	417,973
Mandatory redeemable preferred stock, Series A, in default	401,000
Other	120,000
Total current liabilities	2,023,206

Long-term debt, less current portion	2,497,649

Commitments and contingencies

Stockholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, in arrears, convertible, $1.20 stated value, voting,
600,000 shares authorized, 39,101 shares issued and outstanding	46,921
Common stock - $.05 par value, 50,000,000 shares authorized:
2,981,360 shares issued and outstanding	149,068
Additional paid-in capital	12,307,605
Accumulated (deficit)	(12,345,282)
158,312
$ 4,679,167

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2004 and 2003
(Unaudited)
	2004	2003
Revenues:
Casino	$ 966,978	$ 754,045

Expenses:
Casino operations	701,198	599,999
Operating, general, and administrative	46,768	47,167
	747,966	647,166

Income from operations	219,012	106,879

Interest expense	(48,839)	(52,249)

Income before provision for income taxes	170,173	54,630

Provision for income taxes	-	-

Net income	170,173	54,630

Preferred dividends	(821)	(821)

Net income attributable to common stockholders	$ 169,352	$ 53,809

Earnings per common share:
Basic	$ 0.07	$ 0.02
Diluted	$ 0.06	$ 0.02

Weighted average shares outstanding:
Basic	2,560,804	2,431,360
Diluted	2,638,586	2,470,461

See accompanying notes to the consolidated financial statements.
GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 299,642	$ 151,962

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(24,916)	(25,656)
Net cash (used) by investing activities	(24,916)	(25,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(91,996)	(65,295)
Proceeds from sale of stock	25,000	-
Net cash (used) by financing activities	(66,996)	(65,295)

Net increase in cash	207,730	61,011

Cash at beginning of period	689,461	516,529

Cash at end of period	$ 897,191	$ 577,540

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 29,976	$ 32,939
Cash paid for income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months ended September 30, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2004, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses. As of September 30, 2004, it had an accumulated deficit of $12,345,282 and a working capital deficiency of $1,058,857. The Company is in default on various loan agreements, is delinquent on payments to certain creditors and has ceased operating all but one of its casinos. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 428,150 were not included in the calculation of diluted earnings per share for the period ended September 30, 2004, as their inclusion would have been anti-dilutive.

4.       Stockholders' Equity

In August 2004, the Company issued 300,000 shares of common stock to two directors and an affiliate in exchange for $60,000 in outstanding accrued and unpaid fees. The shares were taken for investment purposes and were subject to restrictions on transfer. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) thereunder.

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

5.       Related Party Transactions

An officer and director provides certain management, accounting, and administrative services to the Company. During the periods ended September 30, 2004 and 2003, his billings to the Company totaled $11,899 and $10,500, respectively.

A director operates a law firm that provides legal services to the Company. During the periods ended September 30, 2004 and 2003, his billings to the Company totaled $5,139 and $10,357, respectively.

6.       Commitments and Contingencies

Option to Purchase Casinos USA - Among other terms and conditions, the Company agreed to grant an option to the senior creditor to purchase 100% of the common stock of Casinos USA for $100. The option can be exercised any time after March 17, 2005. Global can redeem the option by paying in full the principal and interest balance on the $500,582 promissory note plus an additional amount approximating $78,000. Global does not currently have the capital resources to retire the promissory note payable. It will attempt to generate the funds internally or through a capital infusion. Should it fail to retire the debt before March 17, 2005, the creditor will be able to purchase Casinos USA, including the assets and operations of the Bull Durham for $100. As the Bull Durham constitutes all of the Company's operations, such an event would have a material adverse effect on the Company and its ability to retire its obligations.
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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2004, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

We recognized net income of $170,173 for the three months ended September 30, 2004 compared to net income of $54,630 for the same period in 2003. The restructuring of our operations that commenced in 2001 has continued to improve our operating results.

Revenues

Casino revenues for the three months ended September 30, 2004 were $966,978 compared to $754,045 for the 2003 period, an increase of $212,933 or 28%. The increased revenues are primarily attributed to our efforts in three areas. First, we expanded our direct mail marketing campaign to target repeat customers. Second, we replaced approximately 25 of our older slot machines with newer models. Third, we reconfigured the gaming floor to add 3 new slot machines.

Expenses

Casino operating expenses increased to $701,198 for the three months ended September 30, 2004 compared to $599,999 for the three months ended September 30, 2003, an increase of $101,199. Our costs increased by 17% while our revenues increased by 28%. The largest component of cost increase was $40,345 related to marketing, including increased direct mail costs of $17,545 and increased slot club costs of $16,852. We also increased our payroll-related expenses by $37,625 as we increased staffing levels to accommodate additional business. Depreciation increased by $13,064 because we continue to upgrade or replace our older slot machines. Food costs increased by $9,821 because one of our promotional activities provided free meals to loyal customers.

General and administrative expenses decreased from $47,167 for the three months ended September 30, 2003 to $46,768 for the three months ended September 30, 2004, a decrease of $399 or 1%. Neither period included any unusual items.

Other

Interest expense was $48,839 for the three months ended September 30, 2004 compared to $52,249 for the similar period in 2003. The reduction in interest expense of $3,410 or 6% reflects a reduction in outstanding principal balances.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $7,540,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

At September 30, 2004, the Company had cash and cash equivalents of $897,191, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

Our working capital deficiency decreased by $305,189 to $(1,058,857) at September 30, 2004, from $(1,364,046) at June 30, 2004, primarily because of cash flow from operating activities.

At September 30, 2004, we owed debt in the amount of approximately $417,973 to individuals and entities that, by the terms of these notes, was in default. Accrued interest on these notes was $487,968. Should any of these note holders make demand for payment, we would not have the financial resources to pay these notes.

Cash provided by operating activities was $299,642 for the three months ended September 30, 2004. For the same period in 2003, operating activities provided net cash of $151,962. The improvement primarily resulted from the increase in net income.

Cash used in investing activities was $24,916 for the three months ended September 30, 2004, all of which was used for capital expenditures. We used net cash of $25,656 in investing activities for the three months ended September 30, 2003, also for capital expenditures.

Cash flows used in financing activities increased $1,701 to $66,996 for the three months ended September 30, 2004, compared to cash used of $65,295 in 2003. Scheduled payments on our indebtedness were $91,996 in 2004 and $65,295 in 2003. In 2004, we also received cash proceeds of $25,000 from the sale of common stock units.

As previously disclosed, Astraea holds a promissory note which under the 2002 Restructuring was assigned by Global to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 4% per annum, is due and payable in September 2009. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos, U.S.A. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note plus an additional amount approximating $78,000. Global Casinos does not have the capital with which to repay the note and does not anticipate being able to generate the capital through operations. As a result, the only way that Global Casinos could purchase the Astraea option by retiring the promissory note would be through an infusion of debt or equity. Although Global intends to pursue such a financing, there are no guarantees that it will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, we had an accumulated deficit and a working capital deficiency. We were in default on various loan agreements, were delinquent on payments to certain creditors and had ceased operating all but one of our casinos. These conditions raise substantial doubt about our ability to continue as a going concern.

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

                              Exhibits:

                            31.   Certification

                            32.   Certification Pursuant to 18 U.S.C. Section 1350

                            Reports on Form 8-K:

                            The Company filed the following report on Form 8-K during the quarter ended September
                            30, 2004:

                            1. On September 23, 2004, the Company filed a Current Report on Form 8-K under Item
                                3, related to the unregistered sales of equity securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: November 22, 2004	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer