Form 10QSB
period 2004-12-31
GLOBAL CASINOS INC
filed 2005-02-18
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

__________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ X ]    No [    ]

As of February 10, 2005, the Registrant had 3,141,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [ X ]

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, and its results of operations for the three month and six month periods ended December 31, 2004 and 2003 and its cash flows for the six month periods ended December 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of December 31, 2004 (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 886,053
Accrued gaming income	257,098
Inventory	9,308
Other	5,800
Total current assets	1,158,259

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,088,169
Equipment	1,622,569
6,228,688
Accumulated depreciation	(2,521,661)
3,707,027

$ 4,865,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 13,143
Accounts payable, related parties	261,389
Accrued expenses	325,360
Accrued interest	48,236
Current portion of long-term debt	123,361
Other	120,000
Total current liabilities	891,489

Long-term debt, less current portion	2,443,231

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized,
39,101 shares issued and outstanding, in arrears	46,921
Common stock - $0.05 par value; 50,000,000 shares authorized;
3,141,360 shares issued and outstanding	157,068
Additional paid-in capital	12,410,605
Accumulated (deficit)	(11,485,028)
1,530,566

$ 4,865,286

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003

Revenues:
Casino	$ 999,577	$ 685,683

Expenses:
Casino operations	743,075	600,271
Operating, general, and administrative	52,354	37,855
	795,429	638,126

Income from operations	204,148	47,557

Other income (expense):
Interest expense	(48,107)	(51,890)
Gain from debt extinguishment and restructuring	705,034	-

Income before provision for income taxes	861,075	(4,333)
Provision for income taxes	-	-

Net income (loss)	861,075	(4,333)

Preferred dividends	(821)	(821)

Net income (loss) attributable to common stockholders	$ 860,254	$ (5,154)

Earnings (loss) per common share:
Basic	$ 0.29	$ (0.00)
Diluted	$ 0.25	$ (0.00)

Weighted average shares outstanding:
Basic	3,002,912	2,431,360
Diluted	3,502,505	2,431,360

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the six months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003

Revenues:
Casino	$ 1,966,555	$ 1,439,728

Expenses:
Casino operations	1,444,273	1,200,270
Operating, general, and administrative	99,122	85,022
	1,543,395	1,285,292

Income from operations	423,160	154,436

Other income (expense):
Interest expense	(96,946)	(104,139)
Gain from debt extinguishment and restructuring	705,034	-

Income before provision for income taxes	1,031,248	50,297
Provision for income taxes	-	-

Net income	1,031,248	50,297

Preferred dividends	(1,642)	(1,642)

Net income attributable to common stockholders	$ 1,029,606	$ 48,655

Earnings per common share:
Basic	$ 0.37	$ 0.02
Diluted	$ 0.34	$ 0.02

Weighted average shares outstanding:
Basic	2,781,971	2,431,360
Diluted	3,070,658	2,470,461

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended December 31, 2004 and 2003 (Unaudited)
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 409,939	$ 176,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of building improvements and equipment	(43,953)	(37,744)
Net cash (used) by investing activities	(43,953)	(37,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(200,894)	(179,066)
Proceeds from sale of common stock	25,000	-
Proceeds from exercise of stock options	6,500	-
Net cash (used) by financing activities	(169,394)	(179,066)

Net increase (decrease) in cash	196,592	(40,638)
Cash at beginning of period	689,461	516,529

Cash at end of period	$ 886,053	$ 475,891

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 59,176	$ 44,648
Cash paid for income taxes	$ -	$ -

See accompanying notes.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

1.       Organization and Consolidation

The Consolidated Financial Statements for the three months and six months ended December 31, 2004 and 2003 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2004, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.        Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses and a shortage of working capital. Although the Company has recently improved its operating results, it continues to report an accumulated deficit which amounted to $11,593,918 at December 31, 2004. Furthermore, it has not been sufficiently profitable to pay all of its debts when due, and its officers and directors have advanced funds so that it can continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues its efforts to formulate plans and strategies to address its financial condition and increase profitability. Operating expenses have been reduced and debts have been restructured. The Company continues to explore methods to increase profitability; however, there can be no assurances that management will be successful in their efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.        Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 378,150 were not included in the calculation of diluted earnings per share for the period ended December 31, 2004, as their inclusion would have been anti-dilutive.

4.        Debt

During the quarter ended December 31, 2004, we took several steps to resolve old outstanding obligations. We extinguished principal and interest aggregating $659,177 that were no longer enforceable obligations because the statute of limitations had expired. We issued 110,000 shares of common stock to creditors who converted aggregate obligations of $213,390 into stock. In connection with the early retirement of a mortgage debt, we agreed to a discounted cash payment of $28,468 for a mortgage with a remaining balance of $47,447.

5.        Stockholders' Equity

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

In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 504 thereunder.

In December 2004, the Company reclassified its Series A Preferred Stock from current liabilities to stockholders' equity. The preferred stock originally had a mandatory redemption feature and, accordingly, the preferred stock was classified as a liability for accounting purposes. The Company has received a opinion from legal counsel that the redemption feature is no longer enforceable. Therefore, the accounting treatment has been revised to present the preferred stock as a component of equity.

6.        Related Party Transactions

An officer and director provides certain management, accounting, and administrative services to the Company. During the six months ended December 31, 2004 and 2003, his billings to the Company totaled $22,112 and $16,535, respectively.

A director operates a law firm that provides legal services to the Company. During the six months ended December 30, 2004 and 2003, his billings to the Company totaled $22,140 and $10,500, respectively.

7.        Subsequent Events

Subsequent to December 31, 2004, the Company finalized arrangements for Casinos USA to retire certain debt owed to its senior creditor ("Astraea") and to redeem an option held by Astraea. The outstanding principal and interest under this portion of their debt aggregated $442,488. The option allowed Astraea to purchase Casinos USA including the Bull Durham assets and operations. Since the Bull Durham constitutes all the Company's assets and operations, exercise of the option would have had a material adverse impact on the company. The arrangement with Astraea required the Company to retire all of the outstanding principal and interest plus pay an additional $82,012 to redeem the option. The cost of the option was accrued at December 31, 2004.

Subsequent to December 31, 2004, the Company finalized a private placement of convertible debentures with a principal amount of $500,000. The debentures bear interest at 12% and are convertible into common stock at $0.50 per share. The debentures mature on December 31, 2007.
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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2004, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

We recognized net income of $861,075 for the three months ended December 31, 2004 compared to a net loss of ($4,333) for the same period in 2003. Our income improved because of increasing casino revenues and because we recorded a gain from debt extinguishment and restructuring.

Revenues

Casino revenues for the three months ended December 31, 2004 were $999,577 compared to $685,683 for the 2003 period, an increase of $313,894 or 46%. The increased revenues are primarily attributed to our efforts in three areas. First, we expanded our direct mail marketing campaign to target repeat customers. Second, we replaced or upgraded approximately 27 of our older slot machines with newer models. Third, we reconfigured the gaming floor to add 6 new slot machines. An additional factor in our increased revenue is that two of our competitors are undergoing major expansion and remodeling projects. The construction disruption at their casinos may temporarily drive some of their customers into our casino.

Expenses

Casino operating expenses increased to $743,075 for the three months ended December 31, 2004 compared to $600,271 for the three months ended December 31, 2003, an increase of $142,804. Our costs increased by 24% while our revenues increased by 46%. The largest component of cost increase was $61,485 of salaries, wages, payroll taxes and other benefits as we increased staffing levels to accommodate additional business. Our marketing costs increased by $40,244, primarily in three areas. We continue to increase our use of direct mail promotions and charter buses. We also operate a membership club for our frequent guests (the "slot club"). Costs of operating the slot club plus the rewards earned by our guests increased by 72%. Food and beverage costs increased by $12,058 because of the increased number of guests. Depreciation increased by $14,575 because we continue to upgrade or replace our older slot machines. This increase is somewhat offset by a reduction in the cost of machines that we lease, which decreased by $8,720.

General and administrative expenses increased from $37,855 for the three months ended December 31, 2003 to $52,354 for the three months ended December 31, 2004, an increase of $14,499 or 38%. Expenses for the 2004 period included additional professional fees associated with our efforts to redeem the Astraea option and obtain additional capital resources.

Other

Interest expense was $48,107 for the three months ended December 31, 2004 compared to $51,890 for the similar period in 2003. The reduction in interest expense of $3,783 or 7% is consistent with the reduction in outstanding principal balances.

The gain from debt extinguishment and restructuring of $705,034 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting in a gain of $108,890. One of our mortgage holders accepted an early cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,879. We incurred debt restructuring costs of $82,012 to redeem an option held by the senior creditor of Casinos, USA.

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

Inflation did not have a material impact on our operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

We recognized net income of $1,031,248 for the six months ended December 31, 2004 compared to net income of $50,297 for the same period in 2003. The improvement resulted from increasing casino revenues and a gain on debt extinguishment and restructuring.

Revenues

Casino revenues for the six months ended December 31, 2004 were $1,966,555 compared to $1,439,728 for the 2003 period, an increase of $526,827 or 37%. The increased revenues are primarily attributed to our efforts in three areas. First, we expanded our direct mail marketing campaign to target repeat customers. Second, we replaced or upgraded approximately 55 of our older slot machines with newer models. Third, we reconfigured the gaming floor to add 7 new slot machines. An additional factor in our increased revenue is that two of our competitors are undergoing major expansion and remodeling projects. The construction disruption at their casinos may temporarily drive some of their customers into our casino.

Expenses

Casino operating expenses increased to $1,444,273 for the three months ended December 31, 2004 compared to $1,200,270 for the six months ended December 31, 2003, an increase of $244,003. Our costs increased by 20% while our revenues increased by 37%. The largest component of cost increase was $99,110 of salaries, wages, payroll taxes and other benefits as we increased staffing levels to accommodate additional business. Our marketing costs increased by $81,679, primarily in three areas. We continue to increase our use of direct mail promotions. Our charter bus expenses increased by $20,300, which produced a substantial passenger count increase. We also operate a membership club for our frequent guests (the "slot club"). Costs of operating the slot club plus the rewards earned by our guests increased because of the increased membership. Food and beverage costs increased by $25,415 because of the increased number of casino guests. Depreciation increased by $27,639 because we continue to upgrade or replace our older slot machines. This increase is somewhat offset by a reduction in the cost of machines that we lease, which costs decreased by $13,355.

General and administrative expenses increased from $85,022 for the six months ended December 31, 2003 to $99,122 for the six months ended December 31, 2004, a increase of $14,100 or 17%. Expenses for the 2004 period included additional professional fees associated with our efforts to redeem the Astraea option and obtain additional capital resources.

Other

Interest expense was $96,946 for the six months ended December 31, 2004 compared to $104,139 for the similar period in 2003. The reduction in interest expense of $7,193 (7%) is consistent with the reduction in outstanding principal balances.

The gain from debt extinguishment and restructuring of $705,034 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting in a gain of $108,890. One of our mortgage holders accepted an early cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,979. We incurred debt restructuring costs of $82,012 to redeem an option held by the senior creditor of Casinos, USA.

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

Inflation did not have a material impact on our operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations. Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures. Consequently, we have depended on funds received through debt and equity financing to address these shortfalls. We have also relied upon advances from our officers and directors to meet immediate cash demands. There can be no assurance that these parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such loans.

During the quarter ended December 31, 2004, we took several steps to resolve old outstanding obligations. We extinguished principal and interest aggregating $659,177 that were no longer enforceable obligations because the statute of limitations had expired. We issued 110,000 shares of common stock to creditors who converted aggregate obligations of $213,390 into stock. In connection with the early retirement of a mortgage debt, we agreed to a discounted cash payment of $28,468 for a mortgage with a remaining balance of $47,447.

As of December 31, 2004, we had cash and cash equivalents of $886,053, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. Furthermore, the senior creditor at our subsidiary has placed restrictions on the funds that can be used by the parent company. We do not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

At December 31, 2004, we reported working capital of $266,770 compared to a deficit of ($1,364,046) at June 30, 2004. The improvement in working capital was the result of our gain from debt restructuring, the reclassification of preferred stock into equity from current liabilities and cash flow from operations.

Cash provided by operating activities was $409,939 for the six months ended December 31, 2004. For the same period in 2003, operating activities provided net cash of $176,172. The improvement primarily resulted from the increase in net income.

Cash used in investing activities was $43,953 for the six months ended December 31, 2004, all of which was used for capital expenditures. We used net cash of $37,744 in investing activities for the six months ended December 31, 2003, also for capital expenditures.

Cash flows used in financing activities decreased $9,675 to $169,394 for the six months ended December 31, 2004, compared to cash used of $179,066 in 2003. Scheduled payments on our indebtedness were $200,894 in 2004 and $179,066 in 2003. In 2004, we also received cash proceeds of $25,000 from the sale of common stock units and $6,500 from the exercise of stock options.

During the quarter ended December 31, 2004, we received an opinion from legal counsel that the mandatory redemption feature of its Series A preferred stock was no longer enforceable. As a result, the Series A preferred stock was reclassified from current liabilities to stockholders equity.

As previously disclosed, Astraea holds a promissory note which under the 2002 Restructuring was assigned by Global to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 4% per annum, is due and payable in December 2009. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos, U.S.A. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note plus an additional amount approximating $82,000. Subsequent to December 31, 2004, we retired the outstanding principal and interest of $442,488 and we redeemed the option. Funds for this transaction were obtained via a private placement of debentures. The debentures bear interest at 12% and are convertible into common stock at $0.50 per share. The maturity date is December 31, 2007. The debentures are secured by a pledge of 100% of our shares of Casinos USA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although our operating results have recently improved and we successfully restructured some debt, there are some negative conditions that we must continue to overcome. As of December 31, 2004, we had an accumulated deficit of $11,593,918 and we had ceased operating all but one of our casinos. Cash flow at the remaining casino is positive, but payments from the subsidiary to the parent company are restricted by agreement with the mortgage holders. The parent company is unable to satisfy all of its obligations and it has survived because of funds advanced from its officers, directors and affiliates. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II.       OTHER INFORMATION
Item 1.	Legal Proceedings
None, except as previously disclosed.
Item 2.	Unregistered Sales of Equity Shares and Use of Proceeds

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

In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $.15. The proceeds were used for working capital and debt reduction. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 504 thereunder.

Item 3.	Defaults Upon Senior Securities

In December 2004, the Company reclassified its Series A Preferred Stock from current liabilities to stockholders' equity. The preferred stock originally had a mandatory redemption feature and, accordingly, the preferred stock was classified as a liability for accounting purposes. The Company has received an opinion from legal counsel that the redemption feature is no longer enforceable. Therefore, the accounting treatment has been revised to present the preferred stock as a component of equity.

Item 4.	Submission of Matters to a Vote of Security Holders
None, except as previously disclosed.
Item 5.	Other Information
None, except as previously disclosed.
Item 6.	Exhibits and Reports on Form 8-K
Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350
Reports on Form 8-K
The Company filed the following reports on Form 8-K during the quarter ended December 31, 2004:
1.	On October 18, 2004, the Company filed a Current Report on Form 8-K under Item 2, related to results of operations and financial condition.
2.	On December 1, 2004, the Company filed a Current Report on Form 8-K under Item 2, related to results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: February 17, 2005	By: /s/ Frank L. Jennings
Frank L. Jennings, Principal Executive and Financial Officer