Form 10QSB
period 2005-03-31
GLOBAL CASINOS INC
filed 2005-05-23
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [ X ]   No [   ]

As of May 10, 2005, the Registrant had 3,141,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and its results of operations for the three month and nine month periods ended March 31, 2005 and 2004 and its cash flows for the six month periods ended December 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET as of March 31, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 998,216
Accrued gaming income	24,730
Inventory	9,309
Other	186,349
Total current assets	1,218,604

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,089,294
Equipment	1,673,509
6,280,753
Accumulated depreciation	(2,590,664)
3,690,089

$ 4,908,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 33,962
Accounts payable, related parties	231,938
Accrued expenses	218,582
Accrued interest	32,777
Current portion of long-term debt	151,405
Other	120,000
Total current liabilities	788,664

Long-term debt, less current portion	2,506,282

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized,
39,101 shares issued and outstanding, in arrears	46,921
Common stock - $0.05 par value; 50,000,000 shares authorized;
3,141,360 shares issued and outstanding	157,068
Additional paid-in capital	12,410,605
Accumulated (deficit)	(11,401,847)
1,613,747
$ 4,908,693

See accompanying notes to financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
Revenues:
Casino	$ 973,820	$ 834,642
Expenses:
Casino operations	732,331	625,520
Operating, general, and administrative	103,628	59,446
	835,959	684,966
Income from operations	137,861	149,676
Other income (expense):
Interest expense	(53,858)	(49,273)
Income before provision for income taxes	84,003	100,403
Provision for income taxes	-	-
Net income	84,003	100,403
Preferred dividends	(821)	(821)
Net income attributable to common stockholders	$ 83,182	$ 99,582
Earnings per common share:
Basic	$ 0.03	$ 0.04
Diluted	$ 0.02	$ 0.04
Weighted average shares outstanding:
Basic	3,141,360	2,431,360
Diluted	5,085,411	2,470,461

See accompanying notes to financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the nine months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
Revenues:
Casino	$ 2,940,375	$ 2,274,370
Expenses:
Casino operations	2,176,604	1,825,790
Operating, general, and administrative	202,750	144,468
	2,379,354	1,970,258
Income from operations	561,021	304,112
Other income (expense):
Interest expense	(150,804)	(153,412)
Gain from debt restructuring	705,034	-
	554,230	(153,412)
Income before provision for income taxes	1,115,251	150,700
Provision for income taxes	-	-
Net income	1,115,251	150,700
Preferred dividends	(2,463)	(2,463)
Net income attributable to common stockholders	$ 1,112,788	$ 148,237
Earnings per common share:
Basic	$ 0.39	$ 0.06
Diluted	$ 0.30	$ 0.06
Weighted average shares outstanding:
Basic	2,888,390	2,431,360
Diluted	3,728,865	2,470,461

See accompanying notes to financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 518,843	$ 470,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of building improvements and equipment	(54,026)	(125,510)
Net cash (used) by investing activities	(54,026)	(125,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	500,000	-
Principal payments on long-term debt	(687,562)	(251,182)
Proceeds from sale of common stock	25,000	-
Proceeds from exercise of stock options	6,500	-
Net cash (used) by financing activities	(156,062)	(251,182)
Net increase in cash	308,755	94,109
Cash at beginning of period	689,461	516,529
Cash at end of period	$ 998,216	$ 610,638
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 105,279	$ 98,050
Cash paid for income taxes	$ -	$ -

See accompanying notes to financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.         Organization and Consolidation

The Consolidated Financial Statements for the three months and nine months ended March 31, 2005 and 2004, have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2005, the Company's only operating subsidiary was:

CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of substantial net losses and a shortage of working capital. Although the Company has recently improved its operating results, it continues to report an accumulated deficit, which amounted to $11,401,847 at March 31, 2005. Furthermore, it has not been sufficiently profitable to pay all of its debts when due, and its officers and directors have advanced funds so that it can continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3.         Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 378,150 were not included in the calculation of diluted earnings per share for the period ended March 31, 2005, as their inclusion would have been anti-dilutive.

3.         Debt

Effective January 3, 2005, the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007. The debentures were sold at face value for gross proceeds of $500,000 and are secured by a pledge of 100% of our shares of Casinos USA. The debentures are convertible into common stock at $0.50 per share. The debentures include warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.

During the quarter ended March 31, 2005, the Company finalized arrangements for Casinos USA to retire certain debt owed to its senior creditor ("Astraea") and to redeem an option held by Astraea. The outstanding principal and interest under this portion of their debt aggregated $442,488. The option allowed Astraea to purchase Casinos USA including the Bull Durham assets and operations. Since the Bull Durham constitutes all the Company's assets and operations, exercise of the option would have had a material adverse impact on the Company. The arrangement with Astraea required the Company to retire all of the outstanding principal and interest plus pay an additional $82,012 to redeem the option.

During the nine month period ended March 31, 2005, we continued efforts to resolve old outstanding obligations. We extinguished principal and interest aggregating $659,177 that were no longer enforceable obligations because the statute of limitations had expired. We issued 110,000 shares of common stock to creditors who converted aggregate obligations of $213,390 into stock. The common stock had a market value of $104,500, resulting in a gain of $108,890. In connection with the early retirement of a mortgage debt, we agreed to a discounted cash payment of $28,468 for a mortgage with a remaining balance of $47,447, resulting in a gain of $18,979. The net gain from debt restructuring of $705,034 reported in the Statement of Operations includes the debt restructuring costs of $82,012 disclosed in the preceding paragraph.

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

In December 2004, the Company reclassified its Series A Preferred Stock from current liabilities to stockholders' equity. The preferred stock originally had a mandatory redemption feature and, accordingly, the preferred stock was classified as a liability for accounting purposes. The Company has received a opinion from legal counsel that the redemption feature is no longer operative. Therefore, the accounting treatment has been revised to present the preferred stock as a component of equity.

6.         Related Party Transactions

An officer and director provides certain management, accounting, and administrative services to the Company. During the nine months ended March 31, 2005 and 2004, his billings to the Company totaled $35,262 and $27,668, respectively.

A director operates a law firm that provides legal services to the Company. During the nine months ended March 31, 2005 and 2004, his billings to the Company totaled $63,665 and $15,968, respectively.

7.         Subsequent Events

Subsequent to March 31, 2005, the Company retired all the outstanding shares of its Series C preferred stock and related accrued dividends and interest for a cash payment of $73,474. The transaction did not create any gain or loss.
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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2005, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

We recognized net income of $84,003 for the three months ended March 31, 2005 compared to net income of $100,403 for the same period in 2004. The decline in net income of $16,400 was primarily the result of increased operating costs.

Revenues

Casino revenues for the three months ended March 31, 2005 were $973,820 compared to $834,642 for the 2004 period, an increase of $139,178 or 17%. The increased revenues are primarily attributed to our efforts in three areas. First, we expanded our direct mail marketing campaign to target repeat customers. Second, we replaced or upgraded approximately 33 of our older slot machines with newer models. Third, we reconfigured the gaming floor to add 7 new slot machines. An additional factor in our increased revenue is that two of our competitors are undergoing major expansion and remodeling projects. The construction disruption at their casinos may temporarily drive some of their customers into our casino.

Expenses

Casino operating expenses increased to $732,331 for the three months ended March 31, 2005 compared to $625,520 for the three months ended March 31, 2004, an increase of $106,811. Both our revenues and our costs increased by 17%. The largest component of cost increase was $30,122 of salaries, wages, payroll taxes and other benefits as we increased staffing levels to accommodate additional business. Our marketing costs increased by $26,642, primarily in three areas. We continue to increase our use of direct mail promotions and charter buses. We also operate a membership club for our frequent guests (the "slot club"). Costs of operating the slot club plus the rewards earned by our guests increased because of increased membership. Food and beverage costs increased by $7,561 because we expanded our use of food as a marketing tool. Depreciation increased by $15,810 because we continue to upgrade or replace our older slot machines. This increase is somewhat offset by a reduction in the cost of machines that we lease, which decreased by $3,842.

General and administrative expenses increased from $59,446 for the three months ended March 31, 2004 to $103,628 for the three months ended March 31, 2005, an increase of $44,182 or 74%. Expenses for the 2005 period included additional professional fees associated with our efforts to redeem the Astraea option and obtain additional capital resources.

Other

Interest expense was $55,858 for the three months ended March 31, 2005 compared to $49,273 for the similar period in 2004. The increase in interest expense of $4,585 or 9% represents the addition of interest expense on the 2005 convertible debentures offset by a decrease in interest as the outstanding principal balance of the mortgages is reduced.

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

Results of Operations - Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31, 2004

We recognized net income of $1,115,251 for the nine months ended March 31, 2005 compared to net income of $150,700 for the same period in 2004. The improvement resulted from increasing casino revenues and a gain on debt extinguishment and restructuring.

Revenues

Casino revenues for the nine months ended March 31, 2005 were $2,940,375 compared to $2,274,370 for the 2004 period, an increase of $666,005 or 29%. The increased revenues are primarily attributed to our efforts in three areas. First, we expanded our direct mail marketing campaign to target repeat customers. Second, we replaced or upgraded approximately 61 of our older slot machines with newer models. Third, we reconfigured the gaming floor to add 7 new slot machines. An additional factor in our increased revenue is that two of our competitors are undergoing major expansion and remodeling projects. The construction disruption at their casinos may temporarily drive some of their customers into our casino.

Expenses

Casino operating expenses increased to $2,176,604 for the nine months ended March 31, 2005 compared to $1,825,790 for the nine months ended March 31, 2004, an increase of $350,814. Our costs increased by 19% while our revenues increased by 29%. The largest component of cost increase was $128,692 of salaries, wages, payroll taxes and other benefits as we increased staffing levels to accommodate additional business. Our marketing costs increased by $106,286, primarily in three areas. We continue to increase our use of direct mail promotions. Our charter bus expenses increased by $20,071, which produced a substantial passenger count increase. We also operate a membership club for our frequent guests (the "slot club"). Costs of operating the slot club plus the rewards earned by our guests increased because of the increased membership. Food and beverage costs increased by $30,788 because of the increased number of casino guests. Depreciation increased by $43,449 because we continue to upgrade or replace our older slot machines. This increase is somewhat offset by a reduction in the cost of machines that we lease, which costs decreased by $17,197.

General and administrative expenses increased from $144,468 for the nine months ended March 31, 2004 to $202,750 for the nine months ended March 31, 2005, a increase of $58,282 or 40%. Expenses for the 2005 period included additional professional fees associated with our efforts to redeem the Astraea option and obtain additional capital resources.

Other

Interest expense was $150,804 for the nine months ended March 31, 2005 compared to $153,412 for the similar period in 2004. The reduction in interest expense of $2,608 (or 2%) reflects the additional interest incurred on the 2005 convertible debentures offset by decreased interest as the outstanding balance of the mortgages is reduced.

The gain from debt extinguishment and restructuring of $705,034 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting, in a gain of $108,890. One of our mortgage holders accepted a cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,979. We incurred debt restructuring costs of $82,012 to redeem an option held by the senior creditor of Casinos USA.

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

During the nine month period ended March 31, 2005, we continued efforts to resolve old outstanding obligations. We extinguished principal and interest aggregating $659,177 that were no longer enforceable obligations because the statute of limitations had expired. We issued 110,000 shares of common stock to creditors who converted aggregate obligations of $213,390 into stock. The common stock had a market value of $104,500, resulting in a gain of $108,890. In connection with the early retirement of a mortgage debt, we agreed to a discounted cash payment of $28,468 for a mortgage with a remaining balance of $47,447, resulting in a gain of $18,979.

As of March 31, 2005, we had cash and cash equivalents of $998,216, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. Furthermore, the senior creditor at our subsidiary has placed restrictions on the funds that can be used by the parent company. We do not have access to any revolving credit facilities.

While the Company believes that its capital resources are sufficient to allow the continued operation of its casino, it does not currently have sufficient resources to expand its operations or to satisfy overdue obligations of the parent company.

At March 31, 2005, we reported working capital of $429,941 compared to a deficit of ($1,364,046) at June 30, 2004. The improvement in working capital was the result of our gain from debt restructuring, the reclassification of preferred stock into equity from current liabilities and cash flow from operations.

Cash provided by operating activities was $518,843 for the nine months ended March 31, 2005. For the same period in 2004, operating activities provided net cash of $470,801. The improvement primarily resulted from increased casino revenues and operating income.

Cash used in investing activities was $54,026 for the nine months ended March 31, 2005, all of which was used for capital expenditures. We used net cash of $125,510 in investing activities for the nine months ended March 31, 2005, also for capital expenditures.

Cash flows used in financing activities decreased $95,120 to $156,062 for the nine months ended March 31, 2005, compared to cash used of $251,182 in 2004. Scheduled payments on our indebtedness were $263,097 in 2005 and $251,182 in 2004. In 2005, we used cash of $424,465 to retire the promissory note held by Astraea. In 2005, we also received cash proceeds of $25,000 from the sale of common stock units and $6,500 from the exercise of stock options.

During the quarter ended March 31, 2005, we received an opinion from legal counsel that the mandatory redemption feature of its Series A preferred stock was no longer enforceable. As a result, the Series A preferred stock was reclassified from current liabilities to stockholders equity.

As previously disclosed, Astraea held a promissory note which under the 2002 Restructuring was assigned by Global to Casinos, U.S.A. and is currently the obligation of Casinos, U.S.A. The principal amount of the note, together with interest at the rate of 4% per annum, is due and payable in December 2009. The note is secured by a pledge of 100% of the shares of Casinos, U.S.A. owned by Global Casinos and the assets of Casinos, U.S.A. Global Casinos has granted to Astraea the option to purchase all of the shares of Casinos, U.S.A. owned by Global Casinos for $100, exercisable any time after March 17, 2005. Global Casinos can purchase the option from Astraea by repaying the principal and interest due under the note plus an additional $82,012. During the quarter ended March 31, 2005, we retired the outstanding principal and interest of $442,488 and we redeemed the option. Funds for this transaction were obtained via a private placement of debentures. The debentures bear interest at 12% and are convertible into common stock at $0.50 per share. The maturity date is December 31, 2007. The debentures are secured by a pledge of 100% of our shares of Casinos USA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although our operating results have recently improved and we successfully restructured some debt, there are some negative conditions that we must continue to overcome. As of March 31, 2005, we had an accumulated deficit of $11,401,847 and we had ceased operating all but one of our casinos. Cash flow at the remaining casino is positive, but payments from the subsidiary to the parent company are restricted by agreement with the mortgage holders. The parent company is unable to satisfy all of its obligations and it has survived because of funds advanced from its officers, directors and affiliates. These conditions raise substantial doubt about our ability to continue as a going concern.

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
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None, except as previously disclosed.
Item 2.	Changes in Securities
None, except as previously disclosed.
Item 3.	Defaults Upon Senior Securities
None, except as previously disclosed.
Item 4.	Submission of Matters to a Vote of Security Holders
None, except as previously disclosed.
Item 5.	Other Information
None, except as previously disclosed.
Item 6.	Exhibits and Reports on Form 8-K
Exhibits:
31.	Certification
32.	Certification Pursuant to 18 U.S.C. Section 1350
Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:
1.	On January 19, 2005, the Company filed a Current Report on Form 8-K under Item 8, announcing its completion of a $500,000 private debt placement.
2.	On February 17, 2005, the Company filed a Current Report on Form 8-K under Item 3, Unregistered sales of equity securities.
3.	On February 22, 2005, the Company filed a Current Report on Form 8-K under Item 2, related to results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.
Date: May 23, 2005	By: __________________________________ Frank L. Jennings, Principal Executive and Financial Officer