Form 10KSB
period 2005-06-30
GLOBAL CASINOS INC
filed 2005-10-17
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The Issuer's revenues for the fiscal year ended June 30, 2005 were $3,925,431. As of October 3, 2005, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $2,784,000. As of October 3, 2005, there were 3,321,360 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
1.	Incorporated by reference from the Company's Annual Report on Form 10-KSB/A as filed with the Commission on November 25, 2003.
2.	Incorporated by reference from the Company's Annual Report on Form 10-KSB/A as filed with the Commission on July 15, 2003.
3.	Incorporated by reference from the Company's Annual Report on Form 10-KSB as filed with the Commission on February 24, 2003.
4.	Incorporated by reference from the Company's Annual Report on Form 10-KSB as filed with the Commission on October 12, 2004.
5.	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-123206 as declared effective by the Commission on April 8, 2005.

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

       As of June 30, 2005, Global had one operating subsidiary, which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

Description of Operations

Casinos U.S.A. - The Bull Durham Saloon and Casino

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado. Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three deeds of trust securing a total of $2,014,000 in debt.

       As of August 31, 2005, we operated 186 slot machines. The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers. Certain games become more popular and older games tend to become less popular. During the past year, we replaced or upgraded 39 machines. The current popular trend is in the "penny" and "nickel" machines.

       During the year ended June 30, 2005, we installed the Oasis Casino Management System ("Oasis System") produced by Aristocrat Technologies. The Oasis System connects our slot machines to a central computer that monitors all activity on each device. It includes a "Player Tracking System" that allows us to implement new features and benefits into our Frequent Player Club (known as the "Sharpshooter Club") and will enable us to properly recognize our VIP players. We believe that the new system will provide several operational efficiencies. It will eliminate certain labor costs associated with the player tracking system that we previously employed and it will reduce the labor effort required to record and analyze device meter readings. It will also allow us to target our marketing efforts towards the most active players. Our investment in the Oasis System totaled $380,000 and is expected to yield increased revenues and reduced labor costs.

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

       Competition. Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering. Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations. There are now 21 casinos operating in the Black Hawk market. Additionally, there are 7 casinos located approximately one mile west in Central City. The Bull Durham Casino is relatively small in comparison to the other casinos in the market. There are currently 9,365 slot machines in the Black Hawk market and 2,025 in the Central City market. Based upon the number of slot machines in Black Hawk, The Bull Durham represents only 2.0% of the market. The average win per device for the Bull Durham is less then the average for all casinos in Black Hawk. As a result the Bull Durham net win represents less than 1% of the market. The Bull Durham attempts to stay competitive by providing personal customer service and state-of-the-art gaming devices. We developed a direct mail marketing campaign that targets repeat customers as part of our efforts to maintain market share.

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

       OnSource Corporation. During the year ended June 30, 2002, Global declared a stock dividend consisting of its ownership interest in OnSource Corporation, a Delaware corporation ("OnSource"). OnSource had been formed by Global as a wholly owned subsidiary to facilitate the transfer of certain assets to Global's shareholders.

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

Employees

       The Company's sole executive officer is Frank L. Jennings, President and Chief Financial Officer.

       The Bull Durham operates with an on-site general manager. It currently employs 32 persons, including 28 that are considered full-time and 4 that are considered part-time. The Company is not part of any collective bargaining agreement. There have been no work stoppages and the company believes its employee relations are good.

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

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

       The Company leases approximately 4,200 square feet of space in Boulder, Colorado for use as its corporate offices. The lease requires monthly payments of approximately $3,500 and expires in July 2006. A portion of the facility is subleased to other parties for monthly sublease income approximating $2,500.

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

Civil Litigation

       Harry Schmidt vs. Global Casinos, Inc. On February 28, 2005, Harry Schmidt filed a civil suit against Global Casinos, Inc. demanding payment in excess of $59,000 related to two promissory notes that originated in 1996. The Company has retained legal counsel and is vigorously defending the matter. The Company cannot determine the likely outcome of this litigation.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2005.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS". The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2003 through September 30, 2005.

	Bid		Ask
	High	Low	High	Low
2004 Fiscal Year
July-Sept 2003	$0.15	$0.03	$0.25	$0.04
Oct-Dec 2003	0.05	0.04	0.12	0.10
Jan-Mar 2004	0.05	0.04	0.11	0.10
Apr-June 2004	0.15	0.05	0.20	0.10

2005 Fiscal Year
July-Sept 2004	$0.35	$0.05	$0.50	$0.07
Oct-Dec 2004	1.05	0.28	1.14	0.28
Jan-Mar 2005	1.26	0.86	1.29	0.90
Apr-June 2005	1.13	1.02	1.20	1.02

2006 Fiscal Year
July-Sept 2005	$1.15	$0.85	$1.20	$0.95

       The bid and ask prices of the Company's common stock as of October 3, 2005 were $0.96 and $1.02, respectively, as reported on the OTCBB. The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of September 30, 2005, there were approximately 881 record owners of the Company's common stock and approximately 2,000 beneficial owners.

       The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

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

       On January 3, 2005, we completed the private placement of units, each unit consisting of a 12% convertible debenture and a warrant exercisable to purchase one share of our common stock for each dollar in principal amount of debenture at an exercise price of $0.15. In total, up to 1,500,000 shares of our common stock could be issued if all of the debentures were converted and all of the warrants exercised. Gross proceeds of the offering were $500,000, which proceeds were used to retire a secured note and an option held by Astraea Investment Management, L.P. The units were sold to a total of six investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued in reliance on Rule 506, Regulation D promulgated under the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,000	$.14	-0-
Equity compensation plans not approved by security holders(1)	200,000	$.10	-0-
Total	300,000	$.12	-0-

(1)     Includes nonqualified options granted to directors.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - Fiscal Year Ended June 30, 2005 Compared to the Fiscal Year Ended June 30, 2004

       Casino Operation.  Total casino revenues for the year ended June 30, 2005 increased by $780,554 or 25% to $3,925,431 from $3,144,877 in 2004. We attribute the increased revenues to an expansion of our direct mail marketing campaign, a disruption in the business of certain competing casinos, and a revision in the mix of slot machines on the casino floor. Our marketing campaign improved revenues because we mail direct marketing materials more often and because the mailings are targeted toward our most loyal customers. Some of our competitors underwent significant expansion and remodeling projects that disrupted their business. We were able to capitalize on limited access to their business. They completed their construction projects during the spring and summer of 2005 and we expect that they will recapture some of their lost business. Finally we continue to improve our slot machines. In some cases, we simply replace older machines with newer models. In other cases, we are able to convert a machine to a new theme. Certain machines allow us to change the theme of the game by upgrading software and replacing the glass panels that contain the game's graphics. During the year ended June 30, 2005, we replaced 12 machines and we installed conversion kits on 27 machines.

       We operate a limited food and beverage service incidental to the operation of the casino. Food and beverage revenues approximate 1% of casino revenues.

       Our casino operating costs increased from $2,537,693 in 2004 to $2,979,263 in 2005, an increase of $441,570. Our costs increased 17% while our revenues increased 25%. The largest cost increase of $139,235 was payroll related as we matched our staffing levels to our increased level of business. Depreciation increased by $61,597 because we continue to replace or upgrade our slot machines. Gaming taxes increased by $19,424 because of increased device fees on slot machines and the progressive nature of the gaming tax on revenues. We increased our various marketing and promotional efforts by $128,159. The increased efforts primarily related to our direct mail campaign. We also increased our utilization of charter buses, an expense that increased by $25,525.

       General and Administrative. General and administrative expenses increased by $251,510 from $153,711 in 2004 to $405,221 in 2005. The majority of the cost increase related to our debt restructuring efforts. It includes $82,012 paid to redeem the Astraea option on Casinos USA and $77,000 related to the extinguishment of debt and associated litigation. We expanded our public relations activities and incurred costs of $24,000. Finally, we incurred additional professional fees in connection with the private placement of convertible debentures.

       Interest expense. Interest expense increased to $440,585 in fiscal 2005 from $201,298 in 2004, an increase of $239,287 or 119%. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. Amortization of the debt discount resulting from the warrants and beneficial conversion feature was $250,000, which increased our reported interest expense. Amortization of the discount is scheduled to be $250,000 during fiscal year 2006.

        Gain on Debt Restructuring. During FY 2005, we completed a restructuring of certain debts. We extinguished principal of $307,973 (plus accrued and unpaid interest of $398,688) that became unenforceable obligations because the statute of limitations had expired. We converted certain notes payable into equity by issuing 110,000 shares of common stock to creditors in exchange for outstanding principal of $110,000 and accrued interest of $103,390. The common stock had a market value of $104,500, resulting in a gain of $108,890. In connection with the early retirement of certain mortgage debts, we agreed to discounted cash payments of $43,010 for mortgages with a remaining balance of $68,700, resulting in a gain of $25,690.

       Income taxes. For tax purposes, Global has accumulated net operating losses aggregating $6,598,000 available to offset future taxable income, if any. Taxable income reported for 2004 has been offset by these NOL carryforwards. These net operating losses can be carried forward for fifteen years. They will expire in the years from 2009 to 2016. The Tax Reform Act of 1986 limits the utilization of NOL carryforwards under certain circumstances. Therefore, the Company's ability to fully utilize the carryforwards is not assured and this asset is not reflected on the Company's balance sheet.

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

       As of June 30, 2005 and for the year then ended, neither the Company nor its subsidiaries have commercial bank credit facilities.

       Consequently, we believe that future cash needs must be internally generated through operations. Cash flow at the Company's sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

       Current assets increased from $762,259 at June 30, 2004 to $1,001,086 at June 30, 2005, an increase of $238,827. Current assets increased because of increased cash flow from operations. Current liabilities decreased from $2,126,305 at June 30, 2004 to $910,264 at June 30, 2005, a decrease of $1,216,041. Approximately $817,000 of the decrease related to our debt restructuring efforts. The remainder resulted from our improving cash flow.

       Net cash provided by operating activities increased by $96,992, primarily because of improved operating results at the casino.

       Investing activities used net cash of $282,263 in 2005 compared to $73,117 in fiscal 2004. The net change of $209,147 represents the increase in capital expenditures to improve the Bull Durham. Total capital expenditures committed for 2005 was $660,370, including amounts financed by vendors. Capital expenditures included the Oasis Casino Management System, new slot machines, and conversion kits for slot machines.

       The Company used $251,795 in net cash for financing activities during the year ended June 30, 2005 compared to $418,764 during 2004. The amount used in 2004 represented the scheduled payments on our financing agreements. In 2005, we used $759,374 as principal payments on debt (including $424,465 to retire certain Astraea debt) and we used $46,921 to redeem the Series C preferred stock. The payments were offset by proceeds received from the private sale of convertible debentures ($500,000) and 250,000 shares of common stock ($25,000).

       Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007. The debentures were sold at face value for gross proceeds of $500,000 and are secured by a pledge of 100% of our shares of Casinos USA. The debentures are convertible into common stock at a conversion rate of $0.50 per share.  Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. Subsequent to June 30, 2005, all holders of the debentures have agreed that the entire principal amount of the debentures will automatically convert into shares of common stock on December 31, 2005.

       The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 will be amortized over 36 months commencing January 3, 2005. Amortization expense during fiscal year 2005 was $250,000.

       In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $0.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $0.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 19333, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 504 thereunder.

       As of June 30, 2005, there were 200,500 shares of Series A Convertible Preferred Stock that remained outstanding. The original offering comprised 1,406,250 units. Under the original terms of the offering, the units were comprised of one share Series A Redeemable Preferred Stock with a mandatory redemption date of May 31, 1995 and one-half Class D common stock purchase warrant with an exercise price of $3.00 per share. On May 31, 1995, a majority of the preferred stock holders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares of $1.125 per share and lower warrant price of $0.50 per share. Subsequently, 1,205,750 shares of preferred stock were converted. Both the conversion privilege and the mandatory redemption privilege originally included with this stock have expired. None of the Class D warrants originally issued as part of the unit remain outstanding. The expiration of the mandatory redemption feature occurred in 2005. Accordingly, the outstanding Series A shares have been reclassified from current liabilities to stockholders' equity.

       As of June 30, 2005, there were no shares of Series C Preferred Stock that remained outstanding. The stock has a stated value of $1.20 and is convertible into one share of common stock. Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share. The dividends are cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%. During the year ended June 30, 2005, the Company redeemed all of the outstanding Series C shares plus accrued dividends and interest for a total cash payment of $73,474.

       During the year ended June 30, 2005, we retired a promissory note held by Astraea in the principal amount of $424,465 plus accrued interest of $18,023. The note, which had been restructured in 2002, was secured by a pledge of 100% of the shares of Casinos USA. In addition, the 2002 Restructuring granted to Astraea an option to purchase all of the shares of Casinos USA for $100. Global Casinos could repurchase and cancel the option by repaying the principal and interest plus an option fee of $82,012. The option fee was paid during 2005 and the option has been cancelled.

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

       The Company's common stock is neither listed nor traded on NASDAQ or a national securities exchange. Information about the Company's stock can be found at the OTC Bulletin Board ("OTCBB"). The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:
1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheet as of June 30, 2005

3.	Statements of Operations for the Years Ended June 30, 2005 and 2004

4.	Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004

5.	Statements of Cash Flows for the Years Ended June 30, 2005 and 2004

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Global Casinos, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Casinos, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2005, and the consolidated results of its operations and cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 11, 2005

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 917,208
Accrued gaming income	70,523
Inventory	6,115
Other	7,240
Total current assets	1,001,086

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,089,294
Equipment	2,143,130
6,750,374
Accumulated depreciation	(2,693,976)
4,056,398
$ 5,057,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 13,838
Accounts payable, related parties	210,543
Accrued expenses	186,094
Accrued interest	49,803
Current portion of long-term debt	329,986
Other	120,000
Total current liabilities	910,264

Long-term debt, less current portion and debt discount	2,231,041

Commitments and contingencies

Stockholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A - non-yielding, $2.00 stated value, voting
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting,
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value, 50,000,000 shares authorized:
3,321,360 shares issued and outstanding	166,068
Additional paid-in capital	12,924,605
Accumulated (deficit)	(11,575,494)
1,916,179
$ 5,057,484

See accompanying notes to the consolidated financial statements.
GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2005 and 2004

	2005	2004

Revenues:
Casino	$ 3,925,431	$ 3,144,877

Expenses:
Casino operations	2,979,263	2,537,693
Operating, general, and administrative	405,221	153,711
	3,384,484	2,691,404

Income from operations	540,947	453,473

Other income (expense):
Interest expense	(440,585)	(201,298)
Gain on debt restructuring	841,241	-
	400,656	(201,298)

Income before provision for income taxes	941,603	252,175
Provision for income taxes	-	-

Net income	941,603	252,175

Preferred dividends	(2,463)	(3,284)

Net income attributable to common stockholders	$ 939,140	$ 248,891

Earnings per common share:
Basic	$ 0.31	$ 0.10
Diluted	$ 0.23	$ 0.10

Weighted average shares outstanding:
Basic	3,062,249	2,431,360
Diluted	4,158,046	2,470,461

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2003 through June 30, 2005

	SERIES A PREFERRED STOCK		SERIES C PREFERRED STOCK		COMMON STOCK
							Additional
	Number		Number		Number		Paid
	of		of		of		in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance as of July 1, 2003	-	$ -	39,101	$ 46,921	2,431,360	$121,568	$12,250,105	$(12,763,525)	$ (344,931)

Dividends on Series C preferred stock	-	-	-	-	-	-	-	(3,284)	(3,284)
Net income	-	-	-	-	-	-	-	252,175	252,175

Balance as of June 30, 2004	-	-	39,101	46,921	2,431,360	121,568	12,250,105	(12,514,634)	(96,040)

Sale of common stock	-	-	-	-	250,000	12,500	12,500	-	25,000
Convert accounts payable to
common stock	-	-	-	-	300,000	15,000	45,000	-	60,000
Convert debt to common stock	-	-	-	-	110,000	5,500	99,000	-	104,500
Warrants and beneficial conversion	-	-	-	-	-	-	-	-	-
on convertible debentures	-	-	-	-	-	-	500,000	-	500,000
Exercise of options and warrants	-	-	-	-	230,000	11,500	18,000	-	29,500
Reclassify Series A preferred stock	200,500	401,000	-	-	-	-	-	-	401,000
Dividends on Series C preferred stock	-	-	-	-	-	-	-	(2,463)	(2,463)
Redeem Series C preferred stock	-	-	(39,101)	(46,921)	-	-	-	-	(46,921)
Net income	-	-	-	-	-	-	-	941,603	941,603

Balance as of June 30, 2005	200,500	$ 401,000	-	$ -	3,321,360	$ 166,068	$12,924,605	$(11,575,494)	$1,916,179

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 941,603	$ 252,175
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	379,184	317,587
Amortization of debt discount	250,000	-
Gain on debt restructuring	(841,241)	-
Changes in assets and liabilities:
Accrued gaming income	(18,848)	(34,447)
Inventories	3,321	6,711
Accounts payable	(16,085)	41,213
Accrued expenses	16,311	-
Accrued interest	39,337	71,275
Other	8,223	10,299
	(179,798)	412,638
Net cash provided by operating activities	761,805	664,813

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(282,263)	(73,117)
Net cash (used) by investing activities	(282,263)	(73,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	500,000	-
Principal payments on long-term debt	(759,374)	(418,764)
Redemption of Series C preferred stock	(46,921)	-
Proceeds from sale of common stock	25,000	-
Exercise of warrants and options	29,500	-
Net cash (used) by financing activities	(251,795)	(418,764)
Net increase in cash	227,747	172,932

Cash at beginning of period	689,461	516,529
Cash at end of period	$ 917,208	$ 689,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 154,059	$ 130,023
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Extinguishment of debt	$ 706,661	$ -
Equipment acquired via vendor financing arrangements	$ 378,107	$ 259,041
Notes payable and accrued interest converted into common stock	$ 213,390	$ -
Accounts payable converted into common stock	$ 60,000	$ -
Accrued and unpaid dividends on preferred stock	$ -	$ 3,284

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

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

Operations

       As of June 30, 2005, it had one operating subsidiary, as follows:

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

Fair Value of Financial Instruments

       Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company's financial instruments include cash, accrued gaming income, accounts payable, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying value of financial instruments approximated fair value due to their short maturities.

       The carrying value of long-term debt approximated fair value because stated interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Cash and Cash Equivalents

       Cash consists of demand deposits and vault cash used in casino operations. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2005, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit of $100,000 at one financial institution. The balance in the Company accounts totaled $443,339.

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

Debt with Detachable Warrants and/or Beneficial Conversion Feature

       We account for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby we separately measure the fair value of the debt and the detachable warrants and allocate the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

       In accordance with the provisions of Emerging Issues Task Force Issue 98-5 and EITF 00-27, we allocate a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In the event the convertible debt also had detachable stock purchase warrants, we first allocate proceeds to the stock purchase warrants and the debt and then allocate the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

Revenue Recognition

       In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

Advertising Costs

       The Company expenses all advertising costs as they are incurred. Advertising costs were $2,721 and $14,104 for the years ended June 30, 2005 and 2004, respectively.

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

Comprehensive Income

       SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances. For the years ended June 30, 2005 and 2004, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

       In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

       In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

2.     ONSOURCE CORPORATION DIVIDEND

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

3.     GAIN FROM DEBT RESTRUCTURING

       During the year ended June 30, 2005 the Company continued efforts to resolve old outstanding obligations and extinguished principal of $307,973 (plus accrued and unpaid interest of $398,688) that became unenforceable obligations because the statute of limitations had expired. The Company also converted certain notes payable into equity by issuing 110,000 shares of common stock to creditors in exchange for outstanding principal of $110,000 and accrued interest of $103,390. The common stock had a market value of $104,500, resulting in a gain of $108,890. In connection with the early retirement of certain mortgage debts, the Company agreed to discounted cash payments of $43,010 for mortgages with a remaining balance of $68,700, resulting in a gain of $25,690.

4.     NOTES PAYABLE AND LONG-TERM DEBT

       At June 30, 2005, notes payable and long-term debt consisted of the following:

Convertible Debentures bearing interest at 12%, convertible into common stock at a rate of $0.50 per share, payable in quarterly installments of $55,000, final payment due December 31, 2007	500,000

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	998,769

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,111 through September 2009. Final payment of $956,000.	1,015,059

Various installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 12%, due in monthly installments aggregating $30,393, due at various times during 2006.	297,199

Total Notes payable and long-term debt	2,811,027
Less current portion	(329,986)
Less debt discount, net of amortization of $250,000	(250,000)
Long-term debt, net	$2,231,041

       Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:

2006	$ 329,986
2007	34,490
2008	536,289
2009	38,777
2010	1,871,485
Total	$ 2,811,027

       Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007. The debentures were sold at face value for gross proceeds of $500,000 and are secured by a pledge of 100% of our shares of Casinos USA. The debentures are convertible into common stock at a conversion rate of $0.50 per share.  Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. Subsequent to June 30, 2005, all holders of the debentures have agreed that the entire principal amount of the debentures will automatically convert into shares of common stock on December 31, 2005.

       The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 will be amortized over 12 months to coincide with the term of the conversion feature. Amortization expense during fiscal year 2005 was $250,000.

       Proceeds from the debentures offering were used to retire certain debt owed to our senior creditor ("Astraea") and to redeem an option held by Astraea. The outstanding principal plus accrued interest under this portion of the Astraea debt aggregated $442,488. The option allowed Astraea to purchase all of the common stock of Casinos USA (including the Bull Durham assets and operations) for a purchase price of $100. The arrangement with Astraea required the Company to retire the outstanding principal, plus accrued interest, plus pay an option redemption fee of $82,012.

       During the year ended June 30, 2005, the Company entered into installment note agreements with four equipment suppliers for the acquisition of gaming equipment having an aggregate purchase price of $378,107. The notes bear interest at rates ranging from 0% to 12% and have terms ranging from six months to twelve months. The equipment suppliers retain a security interest in the gaming equipment until the notes are paid in full. At June 30, 2005, these notes had an outstanding balance of $297,199.

5.     STOCKHOLDERS' EQUITY

Preferred Stock

       The Company has authorized 10,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock. The preferred stock has a senior liquidation preference value of $2.00 per share. It does not bear dividends. The conversion privileges originally included with the stock have expired. The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share. On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share. Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock. The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer. During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations. Accordingly, the Series A preferred stock has been reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock. Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share. In addition, the Series B shares have a junior liquidation preference of $10.00 per share. Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%. As of June 30, 2005, there were no shares outstanding.

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

       Effective April 30, 2005, the remaining 39,101 Series C preferred shares outstanding were redeemed by the Company for a cash payment of $74,626, including accrued dividends and interest thereon.

Common Stock

       The Company has authorized 50,000,000 shares of $0.05 par value common stock.

       In August 2004, the Company issued 300,000 shares of common stock to two directors and an affiliate in exchange for $60,000 in outstanding accrued and unpaid fees. The exchange ratio was based on a price of $0.20 per common shares.  The quoted market value of the common stock on the exchange date was $0.10.  The shares were taken for investment purposes and were subject to restrictions on transfer. The shares were issued without registration under the Securities Act of 1933, as Amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) thereunder,

       In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $0.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $0.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 504 thereunder.

       During the year ended June 30, 2005, the Company issued 230,000 shares of common stock pursuant to the exercise of warrants and options for cash proceeds of $29,500.

Warrants To Purchase Common Stock

       In October 1996, in connection with a private placement of convertible debt, the Company issued 126,050 Class E Warrants, exercisable at $6.00 per share; 126,050 Class F Warrants, exercisable at $7.00 per share; and 126,050 Class G Warrants, exercisable at $8.00 per share. These warrants expired during the year ended June 30, 2005.

6.     COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases approximately 4,200 square feet of space used as its corporate offices. The lease requires monthly payments of approximately $3,500 and terminates in July of 2006. A portion of the space is subleased to other companies for monthly rental income of approximately $2,500.

       Minimum lease payments for future fiscal years are as follows:
2006		$42,000
2007		3,500
	Total	$45,500

       Net rent expense after giving effect to sublease income received, was approximately $12,000 for the years ended June 30, 2005 and June 30, 2004.

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

Harry Schmidt

       On February 28, 2005, Harry Schmidt filed a civil suit against Global Casinos, Inc. demanding payment in excess of $59,000 related to two promissory notes that originated in 1996. The Company has retained legal counsel and is vigorously defending the matter. The Company cannot determine the likely outcome of this litigation.

7.     INCOME TAXES

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

       The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2005	2004
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

       At June 30, 2005, the Company had net operating loss carry forwards of approximately $6,598,000 available to reduce future taxable income. The net operating loss carry forwards expire in the years ending June 30 as follows:

2009	$ 705,000
2010	1,217,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$6,598,000

       When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership. Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership. No determination has been made as of June 30, 2005, as to what implications, if any, there will be in the net operating loss carry forwards of the Company. The deferred tax asset of approximately $2,300,000 related to the operating loss carry-forward has been fully reserved at June 30, 2005.

8.     STOCK INCENTIVE PLAN

       The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. The options expire five years from the date of grant.

       SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended June 30, 2005: expected life of options of 4 years, expected volatility of 168%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended June 30, 2005 approximated $0.09 per option. No options were granted during the year ended June 30, 2004.

       A summary of stock option activity is as follows:
		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value
Balance at
June 30, 2003	150,000	$ 0.13
Granted	-0-
Balance at
June 30, 2004	150,000	$ 0.13
Granted	200,000	$ 0.10	$ 0.09
Exercised	(50,000)	$ 0.13
Balance at
June 30, 2005	300,000	$ 0.11

       The following table summarizes information about fixed-price stock options at June 30, 2005:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.13 - $0.15	100,000	5 years	$0.14	100,000	$0.14
$0.10	200,000	5 years	$0.10	200,000	$0.10
	300,000			300,000

       The following pro forma net income and earnings per share for 2005 and 2004 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:
	2005	2004

Net Income reported	$941,603	$252,175
Net Income pro forma	$922,897	$252,175

Basic earnings per share reported	$0.31	$0.10
Basic earnings per share pro forma	$0.30	$0.10
Diluted earnings per share reported	$0.23	$0.10
Diluted earnings per share pro forma	$0.22	$0.10

9.     401(k) SAVING AND PROFIT SHARING PLAN

       On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions. The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings. Company contributions for the years ended June 30, 2005 and 2004, were $27,098 and $2,006, respectively.

10.     RELATED PARTY TRANSACTIONS

       An officer and director provides certain management, accounting, and administrative services to the Company. During the years ended June 30, 2005 and 2004, his billings to the Company totaled $53,113 and $36,892 respectively.

       A director operates a law firm that provides legal services to the Company. During the years ended June 30, 2005 and 2004, his billings to the Company totaled $69,420 and $18,485 respectively.

       An affiliated company provides management, clerical and administrative services to the Company. During fiscal years 2005 and 2004, the Company recorded fees in the aggregate amount of $48,000.

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
ITEM 8B.	OTHER INFORMATION

       None.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since

Frank L. Jennings	54	Chief Executive/Financial Officer & Director	2001
Clifford L. Neuman	57	Director	1997

       Frank L. Jennings has served as President and Chief Financial Officer since 2001. He previously served as Vice President and Chief Financial Officer for American Educational Products from 1994 to 2001. Mr. Jennings also served as President and a director of The Family Extension, Inc., a Colorado non-profit corporation. He received his BA degree in Economics from Austin College and his MBA in Finance from Indiana University.

       Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. Neuman, P.C., with offices located in Boulder and Denver, Colorado. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

       All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Board Meeting and Compensation

       During the fiscal year ended June 30, 2005 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has adopted a compensation plan for outside directors beginning fiscal year 2000 pursuant to which such persons are entitled to a fee of $1,000 per meeting attended and to receive, for each year of service, non-qualified stock options exercisable to purchase 10,000 shares of the Company's Common Stock. The exercise price of the options is the closing bid price of the Company's Common Stock on the date of grant, and the options are exercisable for a period of five (5) years. No compensation was paid or granted during fiscal 2005 or 2004. Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2005 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees during fiscal 2006. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

       The composition of the audit committee has not been determined.

       Messrs. Jennings and Neuman would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       During the fiscal year ended June 30, 2005, the audit committee had no meetings. The committee is responsible for accounting and internal control matters. The audit committee:
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

Compensation Advisory Committee

       The composition of the compensation advisory committee has not been determined.

       The compensation advisory committee did not meet during fiscal 2005. The compensation advisory committee:
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

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Frank L. Jennings, President and Chief Financial Officer, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Jennings, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2006.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Frank L. Jennings, President and Chief Financial Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2005. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Global Casinos, Inc. 5455 Spine Road, Suite C, Boulder, Colorado 80301. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($)	Options SARs (#)
Frank L Jennings, President & Chief Financial Officer	2005 2004	$53,113 $36,892	$-0- $-0-	-0- -0-

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

       An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan. As of June 30, 2005, options to purchase 100,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.14 per share. No shares were available for future option grants.

       The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:
TABLE 2 Option/SAR Grants in the Last Fiscal Year Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Frank L. Jennings	-100,000-	50%	$0.10	8/19/2009

       The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

TABLE 3 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable
Frank L. Jennings	-0-	-0-	150,000/-0-	$137,000/-0-
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

       The following table sets forth, as of September 30, 2005 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)

Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	490,000 (2)	14.7%

	Frank L. Jennings 5455 Spine Road, Suite C Boulder, CO 80301	350,000 (3)	10.1%

	All Officers and Directors as a Group (2 Persons)	840,000	23.9%

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
********	14.	Code of Ethics
	31	Certification
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
********	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.

Reports on Form 8-K

Current Report on Form 8-K dated June 6, 2005, Items 2.02, 7.01 and 9.01, as filed with the Commission on June 7, 2005.

Current Report on Form 8-K dated August 22, 2005, Items 7.01 and 9.01, as filed with the Commission on August 22, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table details the aggregate fees billed to the Company by Stark Winter Schenkein & Co., LLP, its principal accountant, for each of the last two fiscal years:
	2005	2004

Audit Fees	$28,250	$26,479
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$28,250	$26,479

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: October 17, 2005	By:/s/ Frank L. Jennings Frank L. Jennings, Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Frank L. Jennings Frank L. Jennings	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer & Director	October 17, 2005

/s/ Clifford L. Neuman	Director	October 17, 2005
Clifford L. Neuman