Form 10QSB
period 2005-09-30
GLOBAL CASINOS INC
filed 2005-11-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes  [ X ]    No [    ]

As of November 1, 2005, the Registrant had 3,321,360 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)       Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and its results of operations for the three month periods ended September 30, 2005 and 2004 and its cash flows for the three month periods ended September 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of September 30, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,056,752
Accrued gaming income	47,971
Inventory	6,115
Other	7,055
Total current assets	1,117,893

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,093,594
Equipment	2,194,274
6,805,818
Accumulated depreciation	(2,783,716)
4,022,102
$ 5,139,995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 24,053
Accounts payable, related parties	144,821
Accrued expenses	193,065
Accrued interest	39,803
Current portion of long-term debt	287,506
Other	120,000
Total current liabilities	809,248

Long-term debt, less current portion and debt discount	2,346,862

Commitments and contingencies

Stockholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A - non-yielding, $2.00 stated value, voting
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting,
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value, 50,000,000 shares authorized:
3,321,360 shares issued and outstanding	166,068
Additional paid-in capital	12,924,605
Accumulated (deficit)	(11,507,788)
1,983,885

$ 5,139,995

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Casino	$ 1,076,980	$ 966,978

Expenses:
Casino operations	793,560	701,198
Operating, general, and administrative	47,444	46,768
	841,004	747,966

Income from operations	235,976	219,012

Interest expense	(168,270)	(48,839)

Income before provision for income taxes	67,706	170,173
Provision for income taxes	-	-

Net income	67,706	170,173

Preferred dividends	-	(821)

Net income attributable to common stockholders	$ 67,706	$ 169,352

Earnings per common share:
Basic	$ 0.02	$ 0.07
Diluted	$ 0.01	$ 0.06

Weighted average shares outstanding:
Basic	3,321,360	2,560,804
Diluted	5,147,303	2,638,586

See accompanying notes to the consolidated financial statements.
GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 268,463	$ 299,642

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(9,377)	(24,916)
Net cash (used) by investing activities	(9,377)	(24,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(119,542)	(91,996)
Proceeds from sale of common stock	-	25,000
Net cash (used) by financing activities	(119,542)	(66,996)

Net increase in cash	139,544	207,730
Cash at beginning of period	917,208	689,461

Cash at end of period	$ 1,056,752	$ 897,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 54,884	$ 29,976
Cash paid for income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1.        Organization and Consolidation

The Consolidated Financial Statements for the three months ended September 30, 2005 and 2004, have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2005, the Company's only operating subsidiary was:

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

3.       Notes Payable and Long-Term Debt

                    At September 30, 2005, notes payable and long-term debt consisted of the following:
Convertible Debentures bearing interest at 12%, convertible into common stock at a rate of $0.50 per share.	$500,000
Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	995,926
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,111 through September 2009. Final payment of $956,000	1,009,860
Various installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 12%, due at various times during 2006.	253,582
Total notes payable and long-term debt	2,759,368
Less current portion	(287,506)
Less debt discount, net of amortization of $375,000	(125,000)
Long-term debt, net	$2,346,862

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 will be amortized over 12 months to coincide with the term of the conversion feature. Amortization expense during the three months ended September 30, 2005 was $125,000.

4.       Related Party Transactions

An officer and director provides certain management, accounting, and administrative services to the Company. During the periods ended September 30, 2005 and 2004, his billings to the Company totaled $9,000 and $11,899, respectively.

A director operates a law firm that provides legal services to the Company. During the periods ended September 30, 2005 and 2004, his billings to the Company totaled $2,615 and $5,139, respectively.

5.       Commitments and Contingencies

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

At September 30, 2005, the Company had net operating loss carry-forwards of approximately $6,500,000 available to reduce future taxable income.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2005, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

We recognized net income of $67,706 ($0.02 per share) for the three months ended September 30, 2005 compared to net income of $170,173 ($0.07 per share) for the same period in 2004.

Revenues

Casino revenues for the three months ended September 30, 2005 were $1,076,980 compared to $966,978 for the 2004 period, an increase of $110,002 or 11%. The increased revenues are primarily attributed to an increased win percentage on our slot machines. There was a shift in our players' preferences toward "penny" slot machines, which typically have a higher house win percentage than larger denomination slot machines. We also experienced a temporary increase in house win percent on our "dollar" slot machines.

Operating Expenses

Casino operating expenses increased to $793,560 for the three months ended September 30, 2005 compared to $701,198 for the three months ended September 30, 2004, an increase of $92,362. Our costs increased by 13% while our revenues increased by 11%. The largest component of cost increase came from the installation of the Oasis Casinos Management System. An increase in depreciation expense of $22,469 was primarily depreciation on the new system. Slot club expenses also increased by $12,965 as we rolled out the system. Payroll increases of $18,962 primarily relate to increasing wage rates. Furthermore, directors' fees paid to the directors of Casinos USA increased by $14,500 for the quarter.

General and administrative expenses increased from $46,768 for the three months ended September 30, 2004 to $47,444 for the three months ended September 30, 2005, an increase of $676 or 1%. Neither period included any unusual items.

Interest Expense

Interest expense was $168,270 for the three months ended September 30, 2005 compared to $48,839 for the similar period in 2004. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. Amortization of the debt discounting resulting from the warrants and beneficial conversion feature was $125,000 for the quarter, which increased our reported interest expense.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,500,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

At September 30, 2005, the Company had cash and cash equivalents of $1,056,752, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

Our working capital improved by $217,823 to $308,645 at September 30, 2005, from $90,822 at June 30, 2005, primarily because of cash flow from operating activities.

Cash provided by operating activities was $268,463 for the three months ended September 30, 2005. For the same period in 2004, operating activities provided net cash of $299,642. The decline in cash provided by operating activities of $31,179 was primarily the result of using some cash balances to reduce outstanding accounts payable.

Cash used in investing activities was $9,377 for the three months ended September 30, 2005, all of which was used for capital expenditures. We used net cash of $24,916 in investing activities for the three months ended September 30, 2004, also for capital expenditures.

Cash flows used in financing activities increased $52,546 to $119,542 for the three months ended September 30, 2005, compared to cash used of $66,996 in 2004. Scheduled payments on our indebtedness were $119,542 in 2005 and $91,996 in 2004. The increased debt payments primarily related to our purchase of the Oasis Casino Management System during fiscal year 2005. In 2004, we also received cash proceeds of $25,000 from the sale of common stock units.

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 will be amortized over 12 months commencing January 3, 2005.

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

Our Principal Executive and Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 2.	Changes in Securities

None, except as previously disclosed.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:
31.	Certification
32.	Certification Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the quarter ended September 30, 2005:

1.	On August 22, 2005, the Company filed a Current Report on Form 8-K under Items 7.01 and 9.01, filed with the Commission on August 22, 2005.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.

Date: November 14, 2005	By: __________________________________
Frank L. Jennings, Principal Executive and Financial Officer