Form 10QSB
period 2005-12-31
GLOBAL CASINOS INC
filed 2006-02-21
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from          to

Commission file number 015415

GLOBAL CASINOS, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

5455 Spine Road, Suite C, Boulder, Colorado 80301
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (303) 527-2903

____________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [    ]

As of February 10, 2006, the Registrant had 5,143,610 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005, and its results of operations for the three month and six month periods ended December 31, 2005 and 2004 and its cash flows for the six month periods ended December 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 882,034
Accrued gaming income	205,312
Inventory	8,354
Other	43,424
Total current assets	1,139,124

Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,093,594
Equipment	2,197,474
6,809,018
Accumulated depreciation	(2,891,567)
3,917,451
$ 5,056,575
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 16,623
Accounts payable, related parties	29,673
Accrued expenses	148,530
Accrued interest	24,803
Current portion of long-term debt	169,806
Other	120,000
Total current liabilities	509,435
Long-term debt, less current portion	1,953,085
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,143,610 shares issued and outstanding	257,181
Additional paid-in capital	13,549,398
Accumulated (deficit)	(11,613,524)
2,594,055
$ 5,056,575

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Casino	$ 944,549	$ 999,577

Expenses:
Casino operations	811,300	743,075
Operating, general, and administrative	73,365	52,354
	884,665	795,429

Income from operations	59,884	204,148

Other income (expense):
Interest expense	(167,910)	(48,107)
Gain from debt settlement	2,290	-
Gain from debt restructuring	-	705,034

Income (loss) before provision for income taxes	(105,736)	861,075
Provision for income taxes	-	-

Net income (loss)	(105,736)	861,075

Preferred dividends	-	(821)

Net income (loss) attributable to common stockholders	$ (105,736)	$ 860,254

Earnings (loss) per common share:
Basic	$ (0.03)	$ 0.29
Diluted	$ (0.03)	$ 0.25

Weighted average shares outstanding:
Basic	3,430,429	3,002,912
Diluted	4,888,072	3,502,505

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Casino	$ 2,021,529	$ 1,966,555

Expenses:
Casino operations	1,604,860	1,444,273
Operating, general, and administrative	120,809	99,122
	1,725,669	1,543,395

Income from operations	295,860	423,160

Other income (expense):
Interest expense	(336,180)	(96,946)
Gain from debt settlement	2,290
Gain from debt restructuring	-	705,034

Income (loss) before provision for income taxes	(38,030)	1,031,248
Provision for income taxes	-	-

Net income (loss)	(38,030)	1,031,248

Preferred dividends	-	(1,642)

Net income (loss) attributable to common stockholders	$ (38,030)	$ 1,029,606

Earnings (loss) per common share:
Basic	$ (0.01)	$ 0.37
Diluted	$ (0.01)	$ 0.34

Weighted average shares outstanding:
Basic	3,357,245	2,781,971
Diluted	4,842,468	3,070,658

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 116,132	$ 409,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of building improvements and equipment	(12,577)	(43,953)
Net cash (used in) investing activities	(12,577)	(43,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(253,729)	(200,894)
Proceeds from sale of common stock	-	25,000
Proceeds from exercise of warrants and stock options	115,000	6,500
Net cash (used in) financing activities	(138,729)	(169,394)

Net increase (decrease) in cash	(35,174)	196,592
Cash at beginning of period	917,208	689,461

Cash at end of period	$ 882,034	$ 886,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 114,553	$ 59,176
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Debt converted to common stock	$ 500,000	$ -
Accounts payable and accrued expenses converted to common stock	$ 22,500	$ -
Equipment financing obligations	$ 67,883	$ -

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

1.      Organization and Consolidation

The Consolidated Financial Statements for the three months and six months ended December 31, 2005 and 2004, have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2005, the Company's only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 1,457,643 and 1,485,223 were not included in the calculation of diluted earnings per share for the three and six months ended December 31, 2005, respectively, as their inclusion would have been anti-dilutive.

3.       Debt

As of December 31, 2005, notes payable and long-term debt consisted of the following:
Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 993,033
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	993,377
Various installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 12%, due at various times during 2006.	136,481
Total notes payable and long-term debt	2,122,891
Less current portion	(169,806)

Long-term debt, net	$1,953,085

Effective January 3, 2005, the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007. The debentures were sold at face value for gross proceeds of $500,000 and are secured by a pledge of 100% of our shares of Casinos USA. The debentures were convertible into common stock at a conversion rate of $0.50 per share.

On December 31, 2005, all the debentures automatically converted to 1,000,000 shares of common stock. Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 was amortized over 12 months to coincide with the term of the conversion feature. Amortization expense during the six months ended December 31, 2005 was $250,000, and is included in interest expense.

4.       Stockholders' Equity

During the quarter ended December 31, 2005, the holders of certain warrants exercised their rights to purchase shares of the Company's common stock. Accordingly, 650,000 shares of the company's common stock were issued at a price of $.15 per share.

In December 2005, an officer and director of the Company exercised certain options to purchase the Company's common stock. Accordingly, 150,000 shares of the Company's common stock were issued at an average price of approximately $.12 per share.

Also, on December 1, 2005, the Company settled a dispute with a former note holder. As part of the settlement, the former note holder received 22,250 shares of the Company's common stock valued at $1.00 per share, the closing price of the Company's common stock on the previous day.

5.       Related Party Transactions

An officer and director provided certain management, accounting, and administrative services to the Company. In December 2005, the officer and director agreed to reduce his prior accumulated billings by approximately $78,000, to $25,000, to be paid without interest in five equal monthly installments of $5,000 beginning January 1, 2006. The resulting reduction of accounts payable was credited to additional paid-in capital. Also, during the quarter ended December 31, 2005, the officer and director tendered his resignation effective December 31, 2005.

A director operates a law firm that provides legal services to the Company. During the six months ended December 30, 2005 and 2004, his billings to the Company totaled $15,553 and $22,140, respectively.

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

At December 31, 2005, the Company had net operating loss carry-forwards of approximately $6,500,000 available to reduce future taxable income.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2005, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

We recognized a net loss of $105,736 (($0.03) per share) for the three months ended December 31, 2005 compared to net income of $860,254 ($0.29 per share) for the same period in 2004.

Revenues

Casino revenues for the three months ended December, 2005 were $944,549 compared to $999,577 for the 2004 period, a decrease of $55,028 or 5.5%. The decrease is primarily attributed to the completion of certain construction work performed in the town of Black Hawk in June 2005 that had the effect of driving additional customer traffic into our casino during the comparable period in 2004. This anticipated decrease in customer traffic during the quarter as compared to the same period in 2004, was partially offset by increased promotional and marketing efforts in 2005, as discussed below.

Operating Expenses

Casino operating expenses increased to $811,300 for the three months ended December 31, 2005 compared to $743,075 for the three months ended December 31, 2004, an increase of $68,225. Our costs increased by 9% while our revenues decreased by 6%. A significant portion of the cost increase came from the installation of the Oasis Casinos Management System. An increase in depreciation expense of $15,726 was primarily depreciation on the new system. Slot club and promotional expenses also increased by $27,212 resulting from increased direct mail marketing efforts and the related customer redemptions of slot club promotions. In addition, we realized additional charter bus expenses of $3,904 resulting from our efforts to direct traffic to our casino. Salaries and wages increased modestly by $8,170, or 3.8%, from $214,883 for the quarter ended December 31, 2004, to $223,053 for the quarter ended December 31, 2005, which is attributed to regular merit increases.

General and administrative expenses increased from $52,354 for the three months ended December 31, 2004 to $73,365 for the three months ended December 31, 2005, an increase of $21,011 or 40%. The increase is primarily related to increases in legal and accounting fees of approximately $12,000, and increases in corporate marketing and public relations efforts of approximately $9,200.

Interest Expense

Interest expense was $167,910 for the three months ended December 31, 2005, compared to $48,107 for the similar period in 2004. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. Amortization of the debt discounting resulting from the warrants and beneficial conversion feature was $125,000 for the quarter, which increased our reported interest expense.

Other

The gain from settlement of debt in the amount of $2,290 for the quarter ended December 31, 2005 represents the negotiated settlement of a junior mortgage note payable that was paid in full prior to its scheduled maturity in 2009.

The gain from debt restructuring in the amount of $705,034 for the quarter ended December 31, 2004 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting, in a gain of $108,890. One of our mortgage holders accepted a cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,979. We incurred debt-restructuring costs of $82,012 to redeem an option held by the senior creditors of Casinos USA.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $6,500,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on our operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

We recognized a net loss of $38,030 for the six months ended December 31, 2005 compared to net income of $1,029,606 for the same period in 2004. The primary differences between the periods are the results of gains on debt restructurings in 2004, and the amortization of the debt discounting in 2005, both of which are discussed below.

Revenues

Casino revenues for the six months ended December 31, 2005 were $2,021,529 compared to $1,966,555 for the 2004 period, an increase of $54,974 or 2.8%. The increase is primarily attributed to increased promotional and marketing efforts including a direct mail campaign designed to target our repeat customers, and efforts to direct charter bus customers to our casino. Certain construction work in the town of Black Hawk had the effect of driving additional customer traffic into our casino during the comparable period in 2004. This construction work was completed in June 2005. As such, we increased our marketing and promotional efforts to offset this anticipated decrease in customer traffic.

Operating Expenses

Casino operating expenses increased to $1,604,860 for the six months ended December 31, 2005 compared to $1,444,273 for the six months ended December 31, 2004, an increase of $160,587. Our costs increased by 11% while our revenues increased by 3%. A significant portion of the cost increase came from the installation of the Oasis Casinos Management System. An increase in depreciation expense of $38,195 was primarily depreciation on the new system. Slot club and promotional expenses also increased by $42,943 resulting from increased direct mail marketing efforts and the related customer redemptions of slot club promotions. In addition, we realized additional charter bus expenses of $10,526 resulting from our efforts to direct traffic to our casino. Salaries and wages increased modestly by $15,993, or 3.7%, from $433,381 for the six months ended December 31, 2004, to $449,374 for the six months ended December 31, 2005, which is attributed to regular merit increases.

General and administrative expenses increased from $99,122 for the six months ended December 31, 2004 to $120,809 for the six months ended December 31, 2005, an increase of $21,687 or 22%. The increase is primarily related to increases in legal fees of approximately $8,000 and corporate marketing and public relations efforts of approximately $7,400.

Interest Expense

Interest expense was $336,180 for the six months ended December 31, 2005 compared to $96,946 for the similar period in 2004. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. Amortization of the debt discounting resulting from the warrants and beneficial conversion feature was $250,000 for the six months ended December 31, 2005, which increased our reported interest expense.

Other

The gain from settlement of debt in the amount of $2,290 for the six months ended December 31, 2005 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

The gain from debt restructuring in the amount of $705,034 for the six months ended December 31, 2004 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting, in a gain of $108,890. One of our mortgage holders accepted a cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,979. We incurred debt-restructuring costs of $82,012 to redeem an option held by the senior creditors of Casinos USA.

For federal income tax purposes, Global has a net operating loss of carryover (NOL) approximating $6,500,000, which can be used to offset future taxable income, if any. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

At December 31, 2005, the Company had cash and cash equivalents of $882,034, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

Our working capital improved by $538,867 to $629,689 at December 31, 2005, from $90,822 at June 30, 2005, primarily because of the conversion of the 12% debentures to common stock, the settlement of certain related party accounts payable, and proceeds received from the exercise of certain stock purchase warrants and options, all as discussed below and elsewhere in this report.

Cash provided by operating activities was $116,132 for the six months ended December 31, 2005. For the same period in 2004, operating activities provided net cash of $409,939. The decline in cash provided by operating activities of $293,807 was primarily the result of the reductions of accounts payable in 2005, and the net income of $1,029,606 in 2004.

Cash used by investing activities was $12,577 for the six months ended December 31, 2005, all of which was used for capital expenditures. We used net cash of $43,953 in investing activities for the six months ended December 31, 2004, also for capital expenditures.

Cash flows used in financing activities decreased $30,665 to $138,729 for the six months ended December 31, 2005, compared to cash used of $169,394 in 2004. The increased debt payments for the six months ended December 31, 2005 primarily related to our purchase of the Oasis Casino Management System during fiscal year 2005. Also, certain stock purchase warrants and employee stock options were exercised in December 2005 resulting in cash proceeds of $115,000. In 2004, we received cash proceeds of $25,000 from the sale of common stock units as further discussed below, and $6,500 from the exercise of employee stock options.

Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007. The debentures were sold at face value for gross proceeds of $500,000 and are secured by a pledge of 100% of our shares of Casinos USA. The debentures were convertible into common stock at a conversion rate of $0.50 per share. On December 31, 2005, all the debentures automatically converted to 1,000,000 shares of common stock. Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. In December 2005, all these warrants were exercised by the warrant holders as discussed above.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 was amortized over 12 months commencing January 3, 2005. During the six months ended December 31, 2005, $250,000 was amortized and is included in the period's interest expense, also as discussed above.

In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $0.10 per unit. Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $0.15. The securities were taken for investment purposes and were subject to restrictions on transfer. The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

ITEM 3.        CONTROLS AND PROCEDURES

Prior to January 1, 2006, Frank L. Jennings was the Company's Principal Executive and Financial Officer, and had established and maintained disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure with reasonable assurance that material information relating to the Company is made known to him as soon as it is known by others within the Company and to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. . Mr. Jennings tendered his resignation as the Company's Principal Executive and Financial Officer effective at the close of business December 31, 2005. Effective with Mr. Jennings' resignation, the Company engaged Todd Huss as its Chief Financial Officer and Clifford L. Neuman as Interim President, the Company's principal executive officer..

Mr. Jennings conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, with a reasonable degree of assurance, based on his evaluation within 90 days of the respective periods covered by the Company's previous Reports, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

We believe that the resignation of Mr. Jennings and the concurrent engagement of Messrs. Neuman and Huss does not significantly change our internal controls or other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.          OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Global Casinos, Inc, a Utah corporation (the "Company"), during the three month period ended December 31, 2005:

Warrant Exercise

	a.	From October to December, 2005, the Company completed the sale of an aggregate of 610,000 shares of common stock, $.05 par value ("Common Stock") at a price of $.15 per share pursuant to the exercise of issued and outstanding warrants. The Company received gross proceeds of $91,500 from the exercise of the warrants. The warrants had been sold in private placements that were completed in January, 2005.

	b.	The Securities were sold exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). There were an aggregate of seven accredited investors who participated in the offering. The shares issued upon exercise of the warrants were "restricted securities" under the Securities Act. The Company has agreed to register for resale under the Securities Act, the shares of Common Stock underlying the Warrants.

	c.	The Company paid no fees or commissions in connection with the warrant exercise.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereunder. Each of the investors in the offering qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	The exercise terms of the Warrants are described in Item 3.02(a) above.

Page 18

	f.	The proceeds of the warrant exercises will be used to provide working capital to the Company.

Debenture Conversion

	a.	In January, 2005, the Company completed the sale of an aggregate of $500,000 in 12% Convertible Debentures. Pursuant to the agreement of the investors who purchased the Debentures, all outstanding Debentures converted automatically into shares of Common Stock on December 31, 2005. The price at which the Debentures converted was $.50 per share. An aggregate of 1.0 million shares of Common Stock became issuable as a result of the automatic conversion

	b.	The shares issued upon conversion of the Debentures were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). There were an aggregate of six accredited investors who participated in the transaction. The shares issued upon conversion of the Debentures were "restricted securities" under the Securities Act. The Company has agreed to register for resale under the Securities Act, the shares of Common Stock underlying the Debentures.

	c.	The Company paid no fees or commissions in connection with the Debenture conversion.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) and 3(a)(9) thereunder. Each of the investors in the offering qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	The conversion terms of the Debentures are described in Item 3.02(g) above.

	f.	There were no proceeds received as a result of the conversion of the Debentures.

Schmidt Conversion

Page 19

	a.	In November, 1996, the Company completed the sale of two promissory notes in the aggregate principal amount of $25,000. Pursuant to the agreement of the noteholder who held the notes, the Company agreed to issue to the investor an aggregate of 22,250 shares of Common Stock and $33,000 in consideration of the investor's surrender of the notes and any further claims against the Company. Under the agreement with the noteholder, the shares were valued at $1.00 per share.

	b.	The shares issued upon conversion of the two notes were issued exclusively to one person who represented and warranted as to his financial sophistication. The shares issued upon conversion of the notes were "restricted securities" under the Securities Act.

	c.	The Company paid no fees or commissions in connection with the note conversion.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	Not applicable.

	f.	There were no proceeds received as a result of the conversion of the notes.

Jennings Option Exercise

	a.	In December, 2005, the Company completed the sale of an aggregate of 150,000 shares of common stock, $.05 par value ("Common Stock") at an average price of $.12 per share pursuant to the exercise of issued and outstanding options. The Company received gross proceeds of $17,500 from the exercise of the options. The options had been granted to our former President and Director for his services to the Company.

	b.	The Securities were sold exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). The shares issued upon exercise of the warrants were "restricted securities" under the Securities Act.

	c.	The Company paid no fees or commissions in connection with the option exercise.

Page 20

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D, as he was an executive officer and director of the Company at the time of exercise. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	The exercise terms of the options are described in Item 3.02(a) above.

	f.	The proceeds of the option exercise will be used to provide working capital to the Company.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Form 8-K:

Current Report on Form 8-K dated December 19, 2005: Item 5.02. Election of Director.

Current Report on Form 8-K dated December 31, 2005: Item 5.02. Departure of Director and Principal Officer; Election of Principal Officers.

Page 21

Exhibits:
	31.	Certification
	32.	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.

Date: February 21, 2006	By: /s/ Clifford L. Neuman
Clifford L. Neuman, Interim President
GLOBAL CASINOS, INC.

Date: February 21, 2006	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer