Form 10QSB/A
period 2005-12-31
GLOBAL CASINOS INC
filed 2006-03-03
CIK 727346

UNITED STATES
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
Yes [ X ]   No [    ]

As of February 17, 2006, the Registrant had 5,148,610 shares of its Common Stock outstanding.

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
3,917,451
$ 5,056,575
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 16,623
Accounts payable, related parties	29,673
Accrued expenses	149,530
Accrued interest	24,803
Current portion of long-term debt	169,806
Other	120,000
Total current liabilities	510,435
Long-term debt, less current portion	1,953,085
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,143,610 shares issued and outstanding	257,431
Additional paid-in capital	13,554,148
Accumulated (deficit)	(11,619,524)
2,593,055
$ 5,056,575

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Casino	$ 944,549	$ 999,577

Expenses:
Casino operations	811,300	743,075
Operating, general, and administrative	74,365	52,354
Non cash stock compensation	5,000	-
	890,665	795,429

Income from operations	53,884	204,148

Other income (expense):
Interest expense	(167,910)	(48,107)
Gain from debt settlement	2,290	-
Gain from debt restructuring	-	705,034

Income (loss) before provision for income taxes	(111,736)	861,075
Provision for income taxes	-	-

Net income (loss)	(111,736)	861,075

Preferred dividends	-	(821)

Net income (loss) attributable to common stockholders	$ (111,736)	$ 860,254

Earnings (loss) per common share:
Basic	$ (0.03)	$ 0.29
Diluted	$ (0.03)	$ 0.25

Weighted average shares outstanding:
Basic	3,432,901	3,002,912
Diluted	4,890,544	3,502,505

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenues:
Casino	$ 2,021,529	$ 1,966,555

Expenses:
Casino operations	1,604,860	1,444,273
Operating, general, and administrative	121,809	99,122
Non cash stock compensation	5,000	-
	1,731,669	1,543,395

Income from operations	289,860	423,160

Other income (expense):
Interest expense	(336,180)	(96,946)
Gain from debt settlement	2,290
Gain from debt restructuring	-	705,034

Income (loss) before provision for income taxes	(44,030)	1,031,248
Provision for income taxes	-	-

Net income (loss)	(44,030)	1,031,248

Preferred dividends	-	(1,642)

Net income (loss) attributable to common stockholders	$ (44,030)	$ 1,029,606

Earnings (loss) per common share:
Basic	$ (0.01)	$ 0.37
Diluted	$ (0.01)	$ 0.34

Weighted average shares outstanding:
Basic	3,358,475	2,781,971
Diluted	4,843,698	3,070,658

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

During the six months ended December 31, 2005, 5,000 shares of the Company's common stock valued at $1.00 per share, the average stock price during the period of the agreement, were issued under a marketing services agreement.

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

Results of Operations - Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

We recognized a net loss of $111,736 (($0.03) per share) for the three months ended December 31, 2005 compared to net income of $860,254 ($0.29 per share) for the same period in 2004.

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

General and administrative expenses increased from $52,354 for the three months ended December 31, 2004 to $74,365 for the three months ended December 31, 2005, an increase of $22,011 or 42%. The increase is primarily related to increases in legal and accounting fees of approximately $12,000, and increases in corporate marketing and public relations efforts of approximately $10,200.

During the period ended December 31, 2005, the Company incurred non-cash stock compensation related to a marketing services agreement of $5,000, there was no such expense in the comparable period in 2004.

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

Results of Operations - Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

We recognized a net loss of $44,030 for the six months ended December 31, 2005 compared to net income of $1,029,606 for the same period in 2004. The primary differences between the periods are the results of gains on debt restructurings in 2004, and the amortization of the debt discounting in 2005, both of which are discussed below.

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

General and administrative expenses increased from $99,122 for the six months ended December 31, 2004 to $121,809 for the six months ended December 31, 2005, an increase of $22,687 or 22%. The increase is primarily related to increases in legal fees of approximately $8,000 and corporate marketing and public relations efforts of approximately $8,400.

During the period ended December 31, 2005, the Company incurred non-cash stock compensation related to a marketing services agreement of $5,000, there was no such expense in the comparable period in 2004.

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

Our working capital improved by $537,867 to $628,689 at December 31, 2005, from $90,822 at June 30, 2005, primarily because of the conversion of the 12% debentures to common stock, the settlement of certain related party accounts payable, and proceeds received from the exercise of certain stock purchase warrants and options, all as discussed below and elsewhere in this report.

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

	b.	The shares issued upon conversion of the Debentures were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). There were an aggregate of six accredited investors who participated in the transaction. The shares issued upon conversion of the Debentures were "restricted securities" under the Securities Act. The Company has agreed to register for resale under the Securities Act, the shares of Common Stock underlying the Debentures.

	c.	The Company paid no fees or commissions in connection with the Debenture conversion.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) and 3(a)(9) thereunder. Each of the investors in the offering qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	The conversion terms of the Debentures are described in Item 3.02(g) above.

	f.	There were no proceeds received as a result of the conversion of the Debentures.

Schmidt Conversion

Page 19

	a.	In November, 1996, the Company completed the sale of two promissory notes in the aggregate principal amount of $25,000. Pursuant to the agreement of the noteholder who held the notes, the Company agreed to issue to the investor an aggregate of 22,250 shares of Common Stock and $33,000 in consideration of the investor's surrender of the notes and any further claims against the Company. Under the agreement with the noteholder, the shares were valued at $1.00 per share.

	b.	The shares issued upon conversion of the two notes were issued exclusively to one person who represented and warranted as to his financial sophistication. The shares issued upon conversion of the notes were "restricted securities" under the Securities Act.

	c.	The Company paid no fees or commissions in connection with the note conversion.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	Not applicable.

	f.	There were no proceeds received as a result of the conversion of the notes.

Jennings Option Exercise

	a.	In December, 2005, the Company completed the sale of an aggregate of 150,000 shares of common stock, $.05 par value ("Common Stock") at an average price of $.12 per share pursuant to the exercise of issued and outstanding options. The Company received gross proceeds of $17,500 from the exercise of the options. The options had been granted to our former President and Director for his services to the Company.

	b.	The Securities were sold exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). The shares issued upon exercise of the warrants were "restricted securities" under the Securities Act.

	c.	The Company paid no fees or commissions in connection with the option exercise.

Page 20

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereunder. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D, as he was an executive officer and director of the Company at the time of exercise. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	The exercise terms of the options are described in Item 3.02(a) above.

	f.	The proceeds of the option exercise will be used to provide working capital to the Company.

Marketing Services Agreement

	a.	Between July 2005 and January 2006, the Company issued an aggregate of 6,000 shares of common stock, (1,000 shares per month) for services under a marketing services agreement. The shares were valued at $1.00 per share.

	b.	The shares issued for marketing services were issued exclusively to one person who represented and warranted that she qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The shares issued for services were "restricted securities" under the Securities Act.

	c.	The Company paid no fees or commissions in connection with the share issuances.

	d.	The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

	e.	Not applicable.

	f.	There were no proceeds received as a result of the issuance of the shares.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

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
GLOBAL CASINOS, INC.

Date: March 2, 2006	By: /s/ Clifford L. Neuman
Clifford L. Neuman, Interim President
GLOBAL CASINOS, INC.

Date: March 2, 2006	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer