Form 10QSB
period 2006-03-31
GLOBAL CASINOS INC
filed 2006-05-17
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from to __________

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
Yes [ X ] No [ ]

As of May 12, 2006, the Registrant had 5,149,610 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

PART 1.   FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and its results of operations for the three month and nine month periods ended March 31, 2006 and 2005 and its cash flows for the nine month periods ended March 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of March 31, 2006 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,061,163
Accrued gaming income	53,826
Inventory	8,354
Other	34,228
Total current assets	1,157,571
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,091,543
Equipment	2,291,861
6,901,354
Accumulated depreciation	(2,886,517)
4,014,837
$5,172,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 24,450
Accounts payable, related parties	20,479
Accrued expenses	137,589
Accrued interest	24,803
Current portion of long-term debt	282,694
Other	120,000
Total current liabilities	610,015
Long-term debt, less current portion	1,944,408
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,149,610 shares issued and outstanding	257,481
Additional paid-in capital	13,555,098
Accumulated (deficit)	(11,595,594)
2,617,985
$ 5,172,408

The accompanying notes are an integral part of the financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues:
Casino	$ 929,162	$ 973,820

Expenses:
Casino operations	814,541	732,331
Operating, general, and administrative	61,524	103,628

	876,065	835,959

Income from operations	53,097	137,861

Other income (expense):
Interest expense	(27,602)	(53,858)
(Loss) on asset disposals	(1,565)	-

Income before provision for income taxes	23,930	84,003
Provision for income taxes	-	-

Net income	23,930	84,003

Preferred dividends	-	(821)

Net income attributable to common stockholders	$ 23,930	$ 83,182

Earnings per common share:
Basic	$ 0.00	$ 0.03
Diluted	$ 0.00	$ 0.02

Weighted average shares outstanding:
Basic	5,149,032	3,141,360
Diluted	5,283,167	5,085,411

The accompanying notes are an integral part of the financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues:
Casino	$ 2,950,691	$ 2,940,375

Expenses:
Casino operations	2,419,401	2,176,604
Operating, general, and administrative	188,333	202,750

	2,607,734	2,379,354

Income from operations	342,957	561,021

Other income (expense):
Interest expense	(363,782)	(150,804)
(Loss) on asset disposals	(1,565)	-
Gain from debt settlement	2,290	-
Gain from debt restructuring	-	705,034

Income (Loss) before provision for income taxes	(20,100)	1,115,251
Provision for income taxes	-	-

Net income (loss)	(20,100)	1,115,251

Preferred dividends	-	(2,463)

Net income (loss) attributable to common stockholders	$ (20,100)	$ 1,112,788

Earnings (loss) per common share:
Basic	$ (0.00)	$ 0.39
Diluted	$ (0.00)	$ 0.30

Weighted average shares outstanding:
Basic	3,946,479	2,888,390
Diluted	3,946,479	3,728,865

The accompanying notes are an integral part of the financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 399,638	$ 518,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of building improvements and equipment	(17,908)	(54,026)
Proceeds from sales of assets	800	-
Net cash (used in) investing activities	(17,108)	(54,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	500,000
Principal payments on long-term debt	(353,575)	(687,562)
Proceeds from sale of common stock	-	25,000
Proceeds from exercise of warrants and stock options	115,000	6,500
Net cash (used in) financing activities	(238,575)	(156,062)

Net increase in cash	143,955	308,755
Cash at beginning of period	917,208	689,461

Cash at end of period	$ 1,061,163	$ 998,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 144,120	$ 105,279
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Debt converted to common stock	$ 500,000	$ -
Accounts payable and accrued expenses converted to common stock	$ 22,500	$ -
Equipment financing obligations	$ 271,940	$ -
Related party accounts payable converted to equity	$ 78,655	$ -

The accompanying notes are an integral part of the financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 2005, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

Global Casinos, Inc. (the "Company" or "Global"), a Utah corporation, develops and operates gaming casinos. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2006, the Company's only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

2.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 1,349,040 were not included in the calculation of diluted earnings per share for the nine months ended March 31, 2006, as their inclusion would have been anti-dilutive.

3.        Debt

As of March 31, 2006, notes payable and long-term debt consisted of the following:
Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 990,089
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	988,133

Page 8

GLOBAL CASINOS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED)

Various installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 12%, due at various times during 2006 and 2007.	248,880
Total notes payable and long-term debt	2,227,102
Less current portion	(282,694)

Long-term debt, net	$1,944,408

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, the Company used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 was amortized over 12 months to coincide with the term of the conversion feature. Amortization expense during the nine months ended March 31, 2006, was $250,000, and is included in interest expense.

4.        Stockholders' Equity

In December 2005, the holders of certain warrants exercised their rights to purchase shares of the Company's common stock. Accordingly, 650,000 shares of the company's common stock were issued at a price of $.15 per share.

Also in December 2005, an officer and director of the Company exercised certain options to purchase the Company's common stock. Accordingly, 150,000 shares of the Company's common stock were issued at an average price of approximately $.12 per share.

On December 1, 2005, the Company settled a dispute with a former note holder. As part of the settlement, the former note holder received 22,250 shares of the Company's common stock valued at $1.00 per share, the closing price of the Company's common stock on the previous day.

During the nine months ended March 31, 2006, 6,000 shares of the Company's common stock valued at $1.00 per share, the average stock price during the period of the agreement, were issued under a marketing services agreement.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

5.        Related Party Transactions

An officer and director provided certain management, accounting, and administrative services to the Company. In December 2005, the officer and director agreed to reduce his prior accumulated billings by approximately $78,000, to $25,000, to be paid without interest in five equal monthly installments of $5,000 beginning January 1, 2006. The resulting reduction of accounts payable was credited to additional paid-in capital. The officer and director tendered his resignation effective December 31, 2005.

An officer and director operates a law firm that provides legal services to the Company. During the nine months ended March 31, 2006 and 2005, his billings to the Company totaled $39,846 and $63,665, respectively.

Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company. Since December 31, 2005 his billings for services totaled $8,000.

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

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:
	2005	2006
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	- %	- %

At March 31, 2006, the Company had net operating loss carry-forwards of approximately $6,500,000 available to reduce future taxable income.

7.        Organization Agreement

On February 28, 2006, the Company into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC ("GGT"). Under the terms of the Agreement, the individual will contribute to GGT all of his intellectual property rights related to two games of poker, which he individually developed. The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT. At the Company's election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest. It is anticipated that the initial cash contribution will be used to further develop the two games and to investigate possible patent protection. At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.

Subsequent to March 31, 2006, the Company made a $10,000 payment to GGT as part of the initial $100,000 cash capital payment discussed above.

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

Overview

We operate in the domestic gaming industry. We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2006, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal. The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process. Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming. Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

We recognized net income of $23,930 ($0.00 per share) for the three months ended March 31, 2006 compared to net income of $84,003 ($0.03 per share) for the same period in 2005.

Revenues

Casino revenues for the three months ended March 31, 2006 were $929,162 compared to $973,820 for the 2005 period, a decrease of $44,658 or 4.6%. The decrease is primarily attributed to the completion of certain construction work performed in the town of Black Hawk in June 2005 that had the effect of driving additional customer traffic into our casino during the comparable period in 2005. The anticipated decrease in customer traffic during the quarter as compared to the same period in 2005, was partially offset by increased promotional and marketing efforts in 2006, as discussed below.

Operating Expenses

Casino operating expenses increased to $814,541 for the three months ended March 31, 2006 compared to $732,331 for the three months ended March 31, 2005, an increase of $82,210. Our costs increased by 11.2% while our revenues decreased by 4.6%. A significant portion of the cost increase came from the installation of the Oasis Casinos Management System. An increase in depreciation expense of $15,369 was primarily depreciation on the new system. Slot club and promotional expenses also increased by $25,197 resulting from increased direct mail marketing efforts and the related customer redemptions of slot club promotions. In addition, we realized additional charter bus expenses of $8,514 resulting from our efforts to direct traffic to our casino. Food and beverage expenses also increased by $8,705 as we continue to utilize it as an ongoing marketing tool to build our customer base. Salaries and wages increased modestly by $11,568, or 5.4%, from $213,680 for the quarter ended March 31, 2005, to $225,248 for the quarter ended March 31, 2006, which is attributed to regular merit increases.

General and administrative expenses decreased from $103,628 for the three months ended March 31, 2005 to $61,524 for the three months ended March 31, 2006, a decrease of $42,104 or 40.6%. The decrease is primarily related to decreases in legal and accounting fees of $29,773 due to additional expenses incurred in 2005 relating to the restructuring of certain debt and efforts to obtain additional capital financing. In addition, we realized a reduction in management fees of $9,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, resulting from a change in executive management in December 2005. As a result of this change, we no longer employ the services of the prior executive officer's management company, for which we were billed at the rate of $3,000 per month. Also during the period ended March 31, 2006 the Company incurred non-cash stock compensation related to a marketing services agreement of $1,000.

There was no such expense in the comparable period in 2005.

Interest Expense

Interest expense was $27,602 for the three months ended March 31, 2006, compared to $53,858 for the similar period in 2005, a reduction of $26,256. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. This debt was automatically converted to common stock on December 31, 2005. As a result of the conversion, we realized a $15,000 reduction in interest expense for the quarter ended March 31, 2006 over the comparable period in 2005. The remainder of the decrease is attributable to normal reductions in principal balances on our mortgage notes. Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

The loss on asset disposals of $1,565 for the quarter ended March 31, 2006 resulted from the retirement and sale of certain casino equipment and fixtures.

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

Results of Operations - Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005

We recognized a net loss of ($20,100) for the nine months ended March 31, 2006 compared to net income of $1,115,251 for the same period in 2005. The primary differences between the periods are the results of gains on debt restructurings during the nine months ended March 31, 2005, and the amortization of the debt discounting during the nine months ended March 31, 2006, both of which are discussed below.

Revenues

Casino revenues for the nine months ended March 31, 2006 were $2,950,691 compared to $2,940,375 for the 2005 period, a slight increase of $10,316 or 0.4%. The slight increase is primarily attributed to increased promotional and marketing efforts including a direct mail campaign designed to target our repeat customers, and efforts to direct charter bus customers to our casino. Certain construction work in the town of Black Hawk had the effect of driving additional customer traffic into our casino during the comparable period in 2005. This construction work was completed in June 2005. As such, we have increased our marketing and promotional efforts to offset an anticipated decrease in customer traffic since the completion of the construction.

Operating Expenses

Casino operating expenses increased to $2,419,401 for the nine months ended March 31, 2006 compared to $2,176,604 for the nine months ended March 31, 2005, an increase of $242,797. Our costs increased by 11.2% while our revenues increased by 0.4%. A significant portion of the cost increase came from the installation of the Oasis Casinos Management System. An increase in depreciation expense of $53,563 was primarily depreciation on the new system. Slot club and promotional expenses also increased by $68,141 resulting from increased direct mail marketing efforts and the related customer redemptions of slot club promotions. We also realized additional charter bus expenses of $19,040 resulting from our efforts to direct traffic to our casino. Food and beverage expenses also increased by $24,143 as we continue to utilize it as an ongoing marketing tool to build our customer base. Salaries and wages increased modestly by $27,560, or 4.3%, from $647,061 for the nine months ended March 31, 2005, to $674,621 for the nine months ended March 31, 2006, which is attributed to regular merit increases.

General and administrative expenses decreased from $202,750 for the nine months ended March 31, 2005 to $188,333 for the nine months ended March 31, 2006, a decrease of $14,417 or 7.1%. The decrease is primarily related to decreases in legal and accounting fees of $28,657 due to additional expenses incurred in 2005 relating to the restructuring of certain debt and efforts to obtain additional capital financing. In addition, we realized a reduction in management fees of $9,000 for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005, resulting from a change in executive management in December 2005. As a result of this change, we no longer employ the services of the prior executive officer's management company, for which we were billed at the rate of $3,000 per month. Also, during the period ended March 31, 2006 the Company incurred non-cash stock compensation related to a marketing services agreement of $6,000, there was no such expense in the comparable period in 2005.

Interest Expense

Interest expense was $363,782 for the nine months ended March 31, 2006 compared to $150,804 for the similar period in 2005. During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature. Amortization of the debt discounting resulting from the warrants and beneficial conversion feature was $250,000 for the nine months ended March 31, 2005, which increased our reported 9-month interest expense. This debt was automatically converted to common stock on December 31, 2005. As a result of the conversion, we realized a $15,000 reduction in interest expense during the three months ended March 31, 2006 over the comparable period in 2005. Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

The gain from settlement of debt in the amount of $2,290 for the nine months ended March 31, 2006 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

The gain from debt restructuring in the amount of $705,034 for the nine months ended March 31, 2005 represents the accounting impact of several actions taken to improve our financial condition. We extinguished $659,177 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired. We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock. The common stock had a market value of $104,500, resulting in a gain of $108,890. One of our mortgage holders accepted a cash payment of $28,468 as full payment of a debt with a face value of $47,447, resulting in a gain of $18,979. We incurred debt-restructuring costs of $82,012 to redeem an option held by the senior creditors of Casinos USA.

The loss on asset disposals of $1,565 for the nine months ended March 31, 2006 resulted from the retirement and sale of certain casino equipment and fixtures.

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

At March 31, 2006, the Company had cash and cash equivalents of $1,061,163, substantially all of which was utilized in our casino operations. Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards. The Company does not have access to any revolving credit facilities.

Our working capital improved by $456,734 to $547,556 at March 31, 2006, from $90,822 at June 30, 2005, primarily because of the conversion of the 12% debentures to common stock, the settlement of certain related party accounts payable, and proceeds received from the exercise of certain stock purchase warrants and options, all as discussed below and elsewhere in this report.

Cash provided by operating activities was $399,638 for the nine months ended March 31, 2006. For the same period in 2005, operating activities provided net cash of $518,843. The decline in cash provided by operating activities of $119,205 was primarily the result of the reductions of accounts payable and increases in casino operations expenses during the nine months ended March 31, 2006.

Cash used by investing activities was $17,108 for the nine months ended March 31, 2006. During the nine months ended March 31, 2006 we invested $17,908 in building improvements and equipment. We also received proceeds of $800 for the sale of certain retired fixtures and equipment. In addition, during the nine months ended March 31, 2006, we acquired $271,940 of selected casino equipment utilizing vendor financing. The vendor agreements require us to make periodic payments, all of which have payment terms of one year or less. For the nine months ended March 31, 2006, we have made payments under these agreements totaling approximately $105,000. During the nine months ended March 31, 2005, we used net cash of $54,026 in investing activities, also for capital expenditures.

Cash flows used in financing activities increased $82,513 to $238,575 for the nine months ended March 31, 2006, compared to cash used of $156,062 for the nine months ended March 31, 2005. Debt payments of $353,575 for the nine months ended March 31, 2006, included scheduled payments for our Oasis Casino Management System purchased during fiscal year 2005, regular scheduled payments on mortgage notes, and payments on vendor financed equipment purchases as discussed above. Debt payments for the nine months ended March 31, 2005, included regular scheduled debt payments of $263,097, and $424,465 was paid to retire certain debt owed by Casinos USA to its senior creditor.

Certain stock purchase warrants and employee stock options were exercised in December 2005, resulting in cash proceeds of $115,000. In 2005, we received cash proceeds of $25,000 from the sale of common stock units as further discussed below, and $6,500 from the exercise of employee stock options.

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date. The warrant valuation of $237,000 has been allocated to additional paid in capital. After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature. As such, $263,000 was credited to additional paid in capital. The total allocation of $500,000 was amortized over 12 months commencing January 3, 2005. During the nine months ended March 31, 2006, $250,000 was amortized and is included in the period's interest expense, also as discussed above.

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

Other

On February 28, 2006, the Company into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC ("GGT"). Under the terms of the Agreement, the individual will contribute to GGT all of his intellectual property rights related to two games of poker, which he individually developed. The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT. At the Company's election, it may make an additional

$100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest. It is anticipated that the initial cash contribution will be used to further develop the two games and to investigate possible patent protection. At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.

Subsequent to March 31, 2006, the Company made a $10,000 payment to GGT as part of the initial $100,000 cash capital payment discussed above.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

ITEM 3.        CONTROLS AND PROCEDURES

Prior to January 1, 2006, Frank L. Jennings was the Company's Principal Executive and Financial Officer, and had established and maintained disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure with reasonable assurance that material information relating to the Company is made known to him as soon as it is known by others within the Company and to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Mr. Jennings tendered his resignation as the Company's Principal Executive and Financial Officer effective at the close of business December 31, 2005. Effective with Mr. Jennings' resignation, the Company engaged Todd Huss as its Chief Financial Officer and Clifford L. Neuman as Interim President, the Company's principal executive officer.

Prior to his departure, Mr. Jennings conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, with a reasonable degree of assurance, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Since the management transition that occurred effective January 1, 2006, Clifford Neuman, the Company's Principal Executive Officer, and Todd Huss, our Principal Financial Officer, have continued and maintained disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure with reasonable assurance that material information relating to the Company is made known to him as soon as it is known by others within the Company and to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Messrs. Neuman and Huss conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and have concluded, with a reasonable degree of assurance, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

We believe that the resignation of Mr. Jennings and the concurrent engagement of Messrs. Neuman and Huss does not significantly change our disclosure controls or other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

Form 8-K:

Current Report on Form 8-K dated February 28, 2006: Item 8.01. Other Events - Organization Agreement; Item 9.01. Financial Statements and Exhibits

Current Report on Form 8-K dated March 7, 2006: Item 2.02. Results of Operations and Financial Condition; Item 7.01. Regulation FD Disclosures; Item 9.01. Financial Statements and Exhibits

Current Report on Form 8-K dated March 8, 2006: Item 7.01. Regulation FD Disclosure; Item 9.01. Financial Statements and Exhibits

Exhibits:
31. Certification
32. Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL CASINOS, INC.

Date: May 16, 2006	By: /s/ Clifford L. Neuman
Clifford L. Neuman, Interim President
GLOBAL CASINOS, INC.

Date: May 16, 2006	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer