Form 10KSB
period 2006-06-30
GLOBAL CASINOS INC
filed 2006-10-10
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. *

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

The Issuer's revenues for the fiscal year ended June 30, 2006 were $3,957,477.  As of September 30, 2006, the aggregate market value of the voting and non-voting common equity of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $4,291,494.  As of September 30, 2006, there were 5,152,907 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

1.	Incorporated by reference from the Company's Annual Report on Form 10-KSB as filed with the Commission on October 17, 2005.
2.	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-123206 as declared effective by the Commission on April 8, 2005.

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

       As of June 30, 2006, Global had one operating subsidiary, which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado.

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to three tiers of deeds of trust securing a total of $1,969,928 in debt.

       As of June 30, 2006, we operated 188 slot machines.  The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced or upgraded 5 machines.  The current popular trend is in the "penny" and "nickel" machines.

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

       The Bull Durham's customer base consists primarily of day visitors from Denver.  Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A city bus stop is adjacent to the casino.  During the past three years, we increased our utilization of charter bus services.  We contract certain bus companies to transport guests to our casino from Denver and its surrounding communities.

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

*

It was agreed that Global would continue to manage the Bull Durham for a management fee of $10,000 per month. Global Casinos agreed to provide Astraea with certain financial reporting and inspection rights going forward.

*

Astraea agreed to restructure its two mortgage notes against the Bull Durham to provide for interest at the rate of seven percent (7%) with a thirty-year amortization and an extended maturity date to 2009. Astraea also agreed to defer installment payments on its two secured promissory notes to the extent of one hundred percent (100%) of each such installments until an aggregate deferral totaling $100,000 is reached, but in no event more than one (1) year. Deferred installment payments were  set aside and used for working capital purposes and capital expenditures at the Bull Durham which are approved by Astraea. Any expenses incurred by Astraea in connection with the restructure of the indebtedness was added to the principal balances of its secured notes and will be repaid as part of the balloon payment at the maturity date of such note. Debt to third parties associated with the gaming equipment located at the Bull Durham was restructured with the agreement of the vendor.

*

Junior secured mortgage notes encumbering the Bull Durham were restructured to bear interest at the rate of four percent (4%) per annum and amortized in a straight line over a term of thirty (30) years, with a seven-year balloon;

*	All debt associated with gaming equipment located at the Bull Durham was restructured
*	All shares of Casinos, U.S.A. preferred stock was cancelled as part of the restructuring of Global Casinos.
*

Global Casinos granted to Astraea an option exercisable after March 17, 2005 to purchase all of the issued and outstanding shares of common stock of Casinos, U.S.A. for a purchase price of $100. Global Casinos redeemed the option in 2005.

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

       Each of the foregoing points of agreement were memorialized in definitive agreements executed by Global Casinos, Casinos U.S.A., Astraea and third parties and previously filed as exhibits with the Securities and Exchange Commission.  Those definitive agreements were executed by and on behalf of Global Casinos, Casinos U.S.A., Astraea and the holders of all subordinated mortgage notes against the Bull Durham except for the holders of approximately $200,000 in subordinated mortgage notes. With respect to those junior lienholders, the Company nevertheless began making revised payments based upon the restructured interest rate and maturity date in the fourth quarter of 2002, without objection or protest on the part of the holders of those subordinated mortgage notes. The

Company takes the position that by their acquiescence, those subordinated note holders are deemed to be bound by the terms of the 2002 Restructuring.

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

       Competition.  Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 21 casinos operating in the Black Hawk market.  Additionally, there are 6 casinos located approximately one mile west in Central City.  The Bull Durham Casino is relatively small in comparison to the other casinos in the market.  There are currently 10,199 slot machines in the Black Hawk market and 1,955 in the Central City market.  Based upon the number of slot machines in Black Hawk, The Bull Durham represents less than 2.0% of the market.  The average win per device for the Bull Durham is less then the average for all casinos in Black Hawk.  As a result the Bull Durham net win represents less than 1% of the market.  The Bull Durham attempts to stay competitive by providing personal customer service and state-of-the-art gaming devices.  We developed a direct mail marketing campaign that targets repeat customers as part of our efforts to maintain market share.

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

Employees

       The Company's President is Clifford L. Neuman, its Secretary is Pete Bloomquist and its Chief Financial Officer is Todd Huss.

       The Bull Durham operates with an on-site general manager.  It currently employs 31 persons, including 29 that are considered full-time and 2 that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the company believes its employee relations are good.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

       Gunpark Management LLC, previously provided us with certain management, clerical and administrative services.  Our former Chief Executive Officer and Chief Financial Officer, Frank  Jennings, was a member of Gunpark Management LLC.  Effective December 31, 2005, Mr. Jennings resigned as an Executive Officer and Director of the Company.  Mr. Jennings served as a consultant to the Company following his resignation through May, 2006.  For those consulting services, we paid Mr. Jennings a fee of $5,000 per month for each of those five months.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

       The Company subleases an office in Boulder, Colorado for use as its corporate offices.  The lease requires monthly payments of approximately $3,000 and is month-to-month.  . The rent payment also includes clerical services of an administrative assistant.

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

ITEM 3.        LEGAL PROCEEDINGS

       The Company and its officers and directors are involved in the following material legal proceedings:

Civil Litigation

       Harry Schmidt vs. Global Casinos, Inc.  On February 28, 2005, Harry Schmidt filed a civil suit against Global Casinos, Inc. demanding payment in excess of $59,000 related to two promissory notes that originated in 1996.   That matter was settled in 2005 with the payment of $32,000 and the issuance of 22,250 shares of common stock.

       Michael Jacobs vs. Global Casinos, Inc.  This matter was filed as a civil action, which has been stayed since 1998, pending mandatory arbitration.  There has been no action to prosecute the arbitration whatsoever and the matter has been dormant since 1998.  Mr. Jacobs was a former employee of the Company in Dallas, Texas and is asserting claims for compensation for services rendered while under the supervision of William P. Martindale at the Company's then existing Dallas, Texas office.    The Company believes that the likelihood of a material adverse outcome in this matter is remote.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders during the quarter ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2004 through June 30, 2006

	Bid		Ask
	High	Low	High	Low
2005 Fiscal Year
July - Sept 2004	$0.35	$0.05	$0.50	$0.07
Oct - Dec 2004	1.05	0.28	1.14	0.28
Jan - Mar 2005	1.26	0.86	1.29	0.90
Apr - June 2005	1.13	1.02	1.20	1.02

2006 Fiscal Year
July - Sept 2005	$1.15	$0.85	$1.20	$0.95
Oct – Dec 2005	1.05	0.90	1.09	0.99
Jan – Mar 2006	1.74	0.98	1.75	1.00
Apr – June 2006	1.04	0.86	1.09	0.93

       The bid and ask prices of the Company's common stock as of September 14, 2006 were $0.89 and $0.93, respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of September 14, 2006, there were approximately 736 record owners of the Company's common stock.

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

Recent Sales of Unregistered Securities

        1.          In August 2004, two directors and an affiliate of a director converted an aggregate of $60,000 in outstanding accrued and unpaid fees into 300,000 shares of common stock at a conversion price of $.20 per share.  The shares were taken for investment purposes and were subject to restrictions on transfer.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

        2.          In September 2004, we sold to three investors an aggregate of 250,000 units at a price of $.10 per unit.  Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $.15.  The securities were taken for investment purposes and were subject to restrictions on transfer.  Proceeds of the offering were used for working capital. The units were sold to three investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act.    The securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(2) and Regulation D, Rule 504 thereunder.

        3.          In January 2005, we completed the private placement of units, each unit consisting of a 12% convertible debenture and a warrant exercisable to purchase one share of our common stock for each dollar in principal amount of debenture at an exercise price of $0.15.  In total, up to 1,500,000 shares of our common stock could be issued if all of the debentures were converted and all of the warrants exercised.  Gross proceeds of the offering were $500,000, which proceeds were used to retire a secured note and an option held by Astraea Investment Management, L.P. The units were sold to a total of six investors, each of whom qualifies as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities were taken for investment purposes and were subject to restrictions on transfer.  The securities were issued in reliance on Rule 506, Regulation D promulgated under the Securities Act of 1933, as amended.

        4.     Warrant Exercise

a.

From October to December, 2005, the Company completed the sale of an aggregate of 650,000 shares of common stock, $.05 par value (“Common Stock”) at a price of $.15 per share pursuant to the exercise of issued and outstanding warrants.  The Company received gross proceeds of $97,500 from the exercise of the warrants. The warrants had been sold in private placements that were completed in January, 2005.

b.

The Securities were sold exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  There were an aggregate of seven accredited investors who participated in the offering.  The shares issued upon exercise of the warrants were “restricted securities” under the Securities Act. The Company has agreed to register for resale under the Securities Act, the shares of Common Stock underlying the Warrants.

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

     5.     Debenture Conversion

a.

In January, 2005, the Company completed the sale of an aggregate of $500,000 in 12% Convertible Debentures.  Pursuant to the agreement of the investors who purchased the Debentures, all outstanding Debentures converted automatically into shares of Common Stock on December 31, 2005.  The price at which the Debentures converted was $.50 per share.  An aggregate of 1.0 million shares of Common Stock became issuable as a result of the automatic conversion

b.

The shares issued upon conversion of the Debentures were issued exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  There were an aggregate of six accredited investors who participated in the transaction.  The shares issued upon conversion of the Debentures were “restricted securities” under the Securities Act. The Company has agreed to register for resale under the Securities Act, the shares of Common Stock underlying the Debentures.

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

     6.     Schmidt Conversion

a.

In November, 1996, the Company completed the sale of two promissory notes in the aggregate principal amount of $25,000.  In December 2005, and pursuant to the agreement of the noteholder who held the notes, the Company agreed to issue to the investor an aggregate of 22,250 shares of Common Stock and $33,000 in consideration of the investor’s surrender of the notes and any further claims against the Company. Under the agreement with the noteholder, the shares were valued at $1.00 per share.

b.

The shares issued upon conversion of the two notes were issued exclusively to one person who represented and warranted as to his financial sophistication.  The shares issued upon conversion of the notes were “restricted securities” under the Securities Act.

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

     7.     Jennings Option Exercise

a.

In December, 2005, the Company completed the sale of an aggregate of 150,000 shares of common stock, $.05 par value (“Common Stock”) at an average price of $.12 per share pursuant to the exercise of issued and outstanding options.  The Company received gross proceeds of $17,500 from the exercise of the options. The options had been granted to our former President and Director for his services to the Company.

b.

The Securities were sold exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  The shares issued upon exercise of the warrants were “restricted securities” under the Securities Act.

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

     8.     Marketing Services Agreement

a.

Between July 2005 and January 2006, the Company issued an aggregate of 6,000 shares of common stock, (1,000 shares per month) for services under a marketing services agreement.  The shares were valued at $1.00 per share.

b.

The shares issued for marketing services were issued exclusively to one person who represented and warranted that she qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  The shares issued for services were “restricted securities” under the Securities Act.

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

e.

Not applicable.

f.

There were no proceeds received as a result of the issuance of the shares.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	50,000	$.13	-0-
Equity compensation plans not approved by security holders(1)	235,000	$.62	-0-
Total	285,000	$.53	-0-

(1)     Includes nonqualified options granted to directors.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At June 30, 2006, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations – Fiscal Year Ended June 30, 2006 Compared to the Fiscal Year Ended June 30, 2005

We recognized net income of $117,267 for the year ended June 30, 2006 compared to net income of $941,603 for the same period in 2005.  The primary difference between the periods is the result of gains on debt restructurings and the associated legal and accounting expenses during the year ended June 30, 2005, which is discussed below.

Revenues

Casino revenues for the year ended June 30, 2006 were $3,957,477 compared to $3,925,431 for 2005, a slight increase of $32,046 or 0.8%.  The slight increase is primarily attributed to increased promotional and marketing efforts including a direct mail campaign designed to target our repeat customers, and efforts to direct charter bus customers to our casino.  Certain construction work in the town of Black Hawk had the effect of driving customer traffic into our casino during the comparable period in 2005.  This construction work was completed in June 2005.  As such, we have increased our marketing and promotional efforts to offset an anticipated decrease in customer traffic since the completion of the construction.

We operate a limited food and beverage service incidental to the operation of the casino.  Food and beverage revenues approximate 1% of casino revenues.

Operating Expenses

Casino operating expenses increased to $3,254,304 for the year ended June 30, 2006 compared to $2,979,263 for the year ended June 30, 2005, an increase of $275,041.  Our costs increased by 9.2% while our revenues increased by 0.8%.  A significant portion of the cost increase came from the installation of the Oasis Casinos Management System.  An increase in depreciation expense of $68,840 was primarily depreciation on the new system.  We also experienced a $27,675 increase in repair and maintenance costs primarily resulting from installations of hardware on new slot machines associated with the Oasis Casinos Management System.  Slot club and promotional expenses also increased by $88,113 resulting from increased direct mail marketing efforts and the related customer redemptions of slot club promotions.  We also realized additional charter bus expenses of $24,860 resulting from our efforts to direct traffic to our casino.  Food and beverage expenses also increased by $23,174, as we continue to utilize it as an ongoing marketing tool to build our customer base.  Salaries and wages increased modestly by $29,307, or 3.4%, from $869,963 for the year ended June 30, 2005, to $899,270 for the year ended June 30, 2006, which is attributed to regular merit increases.

General and administrative expenses decreased from $405,221 for the year ended June 30, 2005, to $220,075 for the year ended June 30, 2006, a decrease of $185,146 or 45.7%. The decrease is primarily related to decreases in legal and accounting fees of $155,197 due to additional expenses incurred in 2005 relating to the restructuring of certain debt and efforts to obtain additional capital financing.  In addition, we realized a reduction in management fees of $18,000 for the year ended June 30, 2006 as compared to the year ended June 30, 2005, resulting from a change in executive management in December 2005. As a result of this change, we no longer employ the services of the prior executive officer’s management company, for which we were billed at the rate of $3,000 per month.  Also, during the year ended June 30, 2006 the Company incurred non-cash stock compensation costs related to a marketing services agreement of $6,000, for which there was no such expense in 2005.

Interest Expense

Interest expense was $370,071 for the year ended June 30, 2006 compared to $440,585 for the year ended June 30, 2005.  During 2005, we issued 12% convertible debentures with detachable warrants which had a beneficial conversion feature.  Included in interest expense for each of the years ended June 30, 2006 and 2005 is $250,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature. This debt was automatically converted to common stock on December 31, 2005.  As a result of the conversion, we realized a $30,000 reduction in interest expense during the year ended June 30, 2006 over the year ended June 30, 2005.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

The gain from settlement of debt in the amount of $2,290 for the year ended June 30, 2006 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

The gain from debt restructuring in the amount of $841,241 for the year ended June 30, 2005 represents the accounting impact of several actions taken to improve our financial condition.  We extinguished $716,661 of principal and accrued interest that was no longer an enforceable obligation because the statute of limitations had expired.  We agreed to convert $213,390 of principal plus interest into 110,000 shares of common stock.  The common stock had a market value of $104,500, resulting in a gain of $108,890.  In connection with the early retirement of certain mortgage debts, the Company agreed to discounted cash payments of $43,010 for mortgages with a remaining balance of $68,700, resulting in a gain of $25,690.  We also incurred debt-restructuring costs of $82,012 to redeem an option held by the senior creditors of Casinos USA, which is included in operating, general and administrative expenses for the year ended June 30, 2005.

The gain on asset disposals of $1,950 for the year ended June 30, 2006 resulted from the retirement and sale of certain casino equipment and fixtures.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,226,000, which can be used to offset future taxable income, if any.  Taxable income reported for 2005 has been offset by these NOL carry forwards, and taxable income for 2006 is also expected to be offset.  The NOL’s are scheduled to expire in the years 2009 through 2016.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL’s are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on our operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated revenue from operations.  Historically, cash generated from operations had not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we depended on funds received through debt and equity financing to address these shortfalls.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, should the need arise, as there is no legal obligation on these parties to provide such loans.

As of June 30, 2006 and for the year then ended, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that future cash needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At June 30, 2006, the Company had cash and cash equivalents of $1,181,908, substantially all of which was utilized in or associated with our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  However, our cash balance at June 30, 2006 was in excess of funds required by gaming regulations.

Our working capital improved by $603,723 to $694,545 at June 30, 2006, from $90,822 at June 30, 2005, primarily because of the conversion of the 12% debentures to common stock, the settlement of certain related party accounts payable, and proceeds received from the exercise of certain stock purchase warrants and options, all as discussed below and elsewhere in this report.

Cash provided by operating activities was $644,748 for the year ended June30, 2006.  For the year ended June 30, 2005, operating activities provided net cash of $761,805.  The decline in cash provided by operating activities of $117,057 was primarily the result of the reductions of accounts payable and increases in casino operations expenses during the year ended June 30, 2006.

Cash used by investing activities was $27,225 for the year ended June 30, 2006.  On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of June 30, 2006, we had made cash contributions totaling $10,000.  The balance due of $90,000 under the terms of the agreement has been recorded as a current liability.    The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Subsequent to June 30, 2006, we made an additional cash payment of $10,000.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.

During the year ended June 30, 2006, we invested $23,525 in building improvements and equipment.  We also received proceeds of $6,300 from the sale of certain retired fixtures and equipment.  In addition, during the year ended June 30, 2006, we acquired $271,940 of selected casino equipment utilizing vendor financing.  The vendor agreements require us to make periodic payments, all of which have payment terms of one year or less.  For the year ended June 30, 2006, we have made payments under these particular agreements totaling approximately $157,500.  During the year ended June 30, 2005, we used net cash of $282,263 in investing activities, also for capital expenditures.

Cash flows used in financing activities increased $101,028 to $352,823 for the year ended June 30, 2006, compared to cash used of $251,795 for the year ended June 30, 2005. Debt payments of $467,823 for the year ended June 30, 2006, included scheduled payments for our Oasis Casino Management System purchased during fiscal year 2005, regular scheduled payments on mortgage notes, and payments on vendor financed equipment purchases as discussed above.  Debt payments for the year ended June 30, 2005, included regular scheduled debt payments of $334,909, and $424,465 was paid to retire certain debt owed by Casinos USA to its senior creditor.

Certain stock purchase warrants and employee stock options were exercised in December 2005, resulting in cash proceeds of $115,000.  For the year ended June 30, 2005, we received cash proceeds of $25,000 from the sale of common stock units as further discussed below, and $6,500 from the exercise of employee stock options.

Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007.  The debentures were sold at face value for gross proceeds of $500,000 and were secured by a pledge of 100% of our shares of Casinos USA.

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 has been allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months commencing January 3, 2005.  During each of the years ended June 30, 2006 and 2005, $250,000 was amortized and is included in interest expense, also as discussed above.

During the year ended June 30, 2005, all outstanding shares of our Series C Preferred Stock were redeemed.  Each share of Series C Preferred stock had a stated value of $1.20 and was convertible into one share of common stock.  Holders of Series C Preferred Stock were entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  The dividends were cumulative, with any outstanding unpaid dividends bearing interest at an annual rate of 10%.  The outstanding shares of Series C Preferred Stock were redeemed for a total cash payment of $73,474, which included accrued interest and dividends of $26,553.

In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $0.10 per unit, resulting in gross proceeds of $25,000.  Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $0.15.  The securities were taken for investment purposes and were subject to restrictions on transfer.  The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder.

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

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s liquidity and capital resources.

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm - Stark Winter Schenkein & Co., LLP

2.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

3.	Balance Sheet as of June 30, 2006

4.	Statements of Earnings for the Years Ended June 30, 2006 and 2005

5.	Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005

6.	Statements of Cash Flows for the Years Ended June 30, 2006 and 2005

7.	Notes to Financial Statements

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 11, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Global Casinos, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Global Casinos, Inc. and Subsidiaries, as of June 30, 2006, and the related statements of earnings, stockholders' equity, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2006, and the results of its operations and cash flows for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 26, 2006

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$ 1,181,908
Accrued gaming income	94,928
Inventory	7,580
Other	29,701
Total current assets	1,314,117

Investment in Global Gaming Technologies	100,000
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,091,543
Equipment	2,269,550
6,879,043
Accumulated depreciation	(2,979,554)
3,899,489
$ 5,313,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 23,648
Accounts payable, related parties	4,727
Accrued expenses	200,163
Accrued interest	3,862
Joint venture obligation	90,000
Current portion of long-term debt	177,172
Other	120,000
Total current liabilities	619,572

Long-term debt, less current portion	1,935,682
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,152,907 shares issued and outstanding	257,646
Additional paid-in capital	13,557,933
Accumulated (deficit)	(11,458,227)
2,758,352
$ 5,313,606

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended June 30, 2006 and 2005

	2006	2005

Revenues:
Casino	$ 3,957,477	$ 3,925,431
Expenses:
Casino operations	3,254,304	2,979,263
Operating, general, and administrative	220,075	405,221
	3,474,3796	3,384,484

Income from operations	483,098	540,947

Other income (expense):
Interest expense	(370,071)	(440,585)
Gain on asset disposals	1,950	-
Gain from debt settlement	2,290	-
Gain on debt restructuring	-	841,241

Net income	117,267	941,603

Preferred dividends	-	(2,463)

Net income attributable to common stockholders	$ 117,267	$ 939,140

Earnings per common share:
Basic	$ .03	$ 0.31
Diluted	$ .02	$ 0.23

Weighted average shares outstanding:
Basic	4,246,627	3,062,249
Diluted	4,713,419	4,158,046

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2004 through June 30, 2006
	SERIES A		SERIES C
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2004	-	$ -	39,101	$ 46,921	2,431,360	$ 121,568	$ 12,250,105	$ (12,514,634)	$ (96,040)
Sale of common stock	-	-	-	-	250,000	12,500	12,500	-	25,000
Convert accounts payable to									-
common stock	-	-	-	-	300,000	15,000	45,000	-	60,000
Convert debt to common stock	-	-	-	-	110,000	5,500	99,000	-	104,500
Warrants and beneficial conversion									-
on convertible debentures	-	-	-	-	-	-	500,000	-	500,000
Exercise of options and warrants	-	-	-	-	230,000	11,500	18,000	-	29,500
Reclassify Series A preferred stock	200,500	401,000	-	-	-	-	-	-	401,000
Dividends on Series C preferred stock	-	-	-	-	-	-	-	(2,463)	(2,463)
Redeem Series C preferred stock	-	-	(39,101)	(46,921)	-	-	-	-	(46,921)
Net Income	-	-	-	-	-	-	-	941,603	941,603
Balance as of June 30, 2005	200,500	401,000	-	-	3,321,360	166,068	12,924,605	(11,575,494)	1,916,179
Convert accounts payable to
common stock	-	-	-	-	3,297	165	2,835	-	3,000
Settlement of account	-	-	-	-	-	-	78,655	-	78,655
Convert debt to common stock	-	-	-	-	1,000,000	50,000	450,000	-	500,000
Settlement of debt	-	-	-	-	22,250	1,113	21,138	-	22,251
Exercise of options and warrants	-	-	-	-	800,000	40,000	75,000	-	115,000
Common stock issued for services	-	-	-	-	6,000	300	5,700	-	6,000
Net Income	-	-	-	-	-	-	-	117,267	117,267
Balance as of June 30, 2006	200,500	$ 401,000	-	$ -	5,152,907	$ 257,646	$ 13,557,933	$ (11,458,227)	$ 2,758,352

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2006 and 2005
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 117,267	$ 941,603
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	448,024	379,184
Amortization of debt discount	250,000	250,000
Gain on debt restructuring and settlement	(2,290)	(841,241)
Non-cash compensation	6,000	-
Gain on asset disposal	(1,950)	-
Changes in assets and liabilities:
Accrued gaming income	(24,405)	(18,848)
Inventories	(1,465)	3,321
Accounts payable	(114,350)	(16,085)
Accrued expenses	36,319	16,311
Accrued interest	(45,941)	39,337
Other	(22,461)	8,223
Net cash provided by operating activities	644,748	761,805

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Global Gaming Technologies LLC	(10,000)	-
Purchases of building improvements and equipment	(23,525)	(282,263)
Proceeds from sales of assets	6,300	-
Net cash (used) by investing activities	(27,225)	(282,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	-	500,000
Principal payments on long-term debt	(467,823)	(759,374)
Redemption of Series C preferred stock	-	(46,921)
Proceeds from sale of common stock	-	25,000
Proceeds from exercise of warrants and stock options	115,000	29,500
Net cash (used) by financing activities	(352,823)	(251,795)

Net increase in cash	264,700	227,747
Cash at beginning of period	917,208	689,461
Cash at end of period	$ 1,181,908	$ 917,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 173,582	$ 154,059
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Debt converted to common stock	$ 500,000	$ -
Accounts payable and accrued expenses converted to common stock	$ 25,250	$ 60,000
Equipment financing obligations	$ 271,940	$ 378,107
Extinguishment of debt	$ -	$ 706,661
Notes payable and accrued interest converted to common stock	$ -	$ 213,390

See accompanying notes to the consolidated financial statements.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Casinos, Inc. (Company) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Consolidation

       Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, operates a gaming casino.  The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Operations

       As of June 30, 2006, the Company had one operating subsidiary, as follows:

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

Risk Considerations

       The Company operates in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.  In addition, since the Company has its only facility in Black Hawk, Colorado, the potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area.  This concentration results in an associated risk and uncertainty.

Concentrations of Credit Risk

       Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2006, the Company had approximately $445,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Land, Building and Improvements, and Equipment

       Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2006 and 2005 was $448,024 and $379,184, respectively.

Impairment of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.  Management believes that as of June 30, 2006, there is no impairment in the carrying value of its long-lived assets.

Debt with Detachable Warrants and/or Beneficial Conversion Feature

       The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby we separately measure the fair value of the debt and the detachable warrants and allocate the proceeds from the debt on a pro-rata basis to each.  The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

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

Advertising Costs

       The Company expenses all advertising costs as they are incurred.  Advertising costs were $170 and $2,721 for the years ended June 30, 2006 and 2005, respectively.

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

Comprehensive Income

       SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2006 and 2005, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

       In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management is currently evaluating the impact of adopting FIN 48 on our financial statements.

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

2.     GAIN FROM DEBT RESTRUCTURING

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

3.     NOTES PAYABLE AND LONG-TERM DEBT

       At June 30, 2006, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$987,092

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000.	982,836

Installment notes payable to equipment suppliers, collateralized by gaming equipment, no interest, due in monthly installments aggregating $14,179, due at various times during 2007.	142,926

Total Notes payable and long-term debt	2,112,854
Less current portion	(177,172)

Long-term debt, net	$1,935,682

       Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:

2007	$ 177,172
2008	36,036
2009	37,928
2010	1,861,718

Total	$ 2,112,854

       Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bear interest at 12% and mature on December 31, 2007.  The debentures were sold at face value for gross proceeds of $500,000 and collateralized by a pledge of 100% of our shares of Casinos USA.  The debentures were convertible into common stock at a conversion rate of $0.50 per share.  On December 31, 2005 all the debentures automatically converted to 1,000,000 shares of common stock.  Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.  In December 2005, all these warrants were exercised by the warrant holders.

       The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 has been allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months to coincide with the term of the conversion feature.  Amortization expense during fiscal years 2006 and 2005 was $250,000 each year and was included in interest expense.

       During the year ended June 30, 2005, the proceeds from the debentures offering were used to retire certain debt owed to our senior creditor ("Astraea") and to redeem an option held by Astraea.  The outstanding principal plus accrued interest under this portion of the Astraea debt aggregated $442,488.  The option allowed Astraea to purchase all of the common stock of Casinos USA (including the Bull Durham assets and operations) for a purchase price of $100.  The arrangement with Astraea required the Company to retire the outstanding principal, plus accrued interest, plus pay an option redemption fee of $82,012.

       During the year ended June 30, 2006, the Company entered into installment note agreements with certain equipment suppliers for the acquisition of gaming equipment having an aggregate purchase price of $271,940.  The financing agreements bear no interest and have terms ranging from two months to twelve months.  The equipment suppliers retain a security interest in the gaming equipment until the notes are paid in full. At June 30, 2006, these notes had an outstanding balance of $142,926.

4.     STOCKHOLDERS' EQUITY

Preferred Stock

       The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

       The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2006, there were no shares outstanding.

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

A summary of warrants to purchase common stock is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	378,150
Issued	750,000	$ 0.15
Exercised	(100,000)	$ 0.15
Expired	(378,150)	$ 7.00
Balance at June 30, 2005	650,000
Issued	-
Exercised	(650,000)	$ 0.15
Balance at June 30, 2006	-

Common Stock

       The Company has authorized 50,000,000 shares of $0.05 par value common stock.

       In August 2004, the Company issued 300,000 shares of common stock to two directors and an affiliate in exchange for $60,000 in outstanding accrued and unpaid fees.  The exchange ration was based on a price of $0.20 per common share.  The quoted market value of the common stock on the exchange date was $0.10.  The shares were taken for investment purposes and were subject to restrictions on transfer.  The shares were issued without registration under the Securities Act of 1933, as Amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) thereunder,

       In September 2004, the Company sold to three investors an aggregate of 250,000 units at a price of $0.10 per unit.  Each unit consisted of one share of common stock and one warrant exercisable for a period of 15 months to purchase one additional share of common stock at an exercise price of $0.15.  The securities were taken for investment purposes and were subject to restrictions on transfer.  The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration requirements thereof contained in Section 4(2) and Regulation D, Rule 504 thereunder.

       During the year ended June 30, 2005, the Company issued 230,000 shares of common stock pursuant to the exercise of warrants and options for cash proceeds of $29,500.

       As discussed in Note 3, in December 2005, the 12% debentures automatically converted into shares of the Company’s common stock at $.50 per share.  Accordingly, 1,000,000 shares of common stock were issued at $.50 per share.

       In December 2005, holders of certain warrants exercised their rights to purchase shares of common stock.  Accordingly, 650,000 shares of the Company’s common stock were issued at the price of $.15 per share.

       Also, in December 2005, a former officer and director of the Company exercised certain options to purchase the Company’s common stock.  Accordingly, 150,000 shares of the common stock were issued at an average price of approximately $.12 per share.

      On December 1, 2005, the Company settled a dispute with a former note holder.  As part of the settlement, the former note holder received 22,250 shares of the Company’s common stock valued at $1.00 per share, the closing price of the Company’s common stock on the previous day.

       During the year ended June 30, 2006, 6,000 shares of the Company’s common stock valued at $1.00 per share, the average stock price during the period of the agreement, were issued under a marketing services agreement.

       In June 2006, an officer agreed to convert $3,000 due for services performed for the Company into shares of common stock.  Accordingly, 3,297 shares were issued at $.91 per share, the closing price of the Company’s common stock on the previous day.

5.     COMMITMENTS AND CONTINGENCIES

Michael Jacobs vs. Global Casinos, Inc.

       This matter was filed as a civil action, which has been stayed since 1998, pending mandatory arbitration.  There has been no action to prosecute the arbitration whatsoever and the matter has been dormant since 1998.  Mr. Jacobs was a former employee of the Company in Dallas, Texas and is asserting claims for compensation for services rendered while under the supervision of William P. Martindale at the Company's then existing Dallas, Texas office.    The Company believes that the likelihood of a material adverse outcome in this matter is remote.

Harry Schmidt vs. Global Casinos, Inc.

       On February 28, 2005, Harry Schmidt filed a civil suit against Global Casinos, Inc. demanding payment in excess of $59,000 related to two promissory notes that originated in 1996.   That matter was settled in 2005 with the payment of $32,000 and the issuance of 22,250 shares of common stock.

Leases

       Prior to January 2006, the Company leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement requires Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment is allocated as $2,000 to rent expense, and $1,000 to clerical services.  The agreement terminates on December 31, 2006 unless extended by mutual agreement.

       Minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2007 are $18,000.

       Net rent expense after giving effect to sublease income received was approximately $18,000 and $12,000 for the years ended June 30, 2006 and June 30, 2005, respectively.

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

       The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2006	2005
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

       At June 30, 2006, the Company had net operating loss carry forwards of approximately $6,226,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2009	$333,000
2010	1,217,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$6,226,000

       When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2006, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $2,200,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net change in the valuation allowance was approximately $100,000 from June 30, 2005 to June 30, 2006.

7.     STOCK INCENTIVE PLAN

       The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  All options issued under the Incentive Plan expire five years from the date of grant.

       SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended June 30, 2006: expected life of options of 6.4 years, expected volatility of 60%, risk-free interest rate of 4.95% and no dividend yield.  The weighted average fair value at the date of grant for options granted during the year ended June 30, 2006 approximated $0.60 per option.  During the years ended June 30, 2006 and 2005, the Company granted 135,000 and 200,000 options, respectively, to various directors, officers and employees.

       A summary of stock option activity is as follows:

		Weighted	Weighted
	Number	average	average
	of	Exercise	fair
	shares	price	value
Balance at
June 30, 2004	150,000	$ 0.13
Granted	200,000	$ 0.10	$ 0.09
Exercised	(50,000)	$ 0.13
Balance at
June 30, 2005	300,000	$ 0.11
Granted	135,000	$ 1.00	$ 0.60
Exercised	150,000	$ 0.12
Balance at
June 30, 2006	285,000	$ 0.53

       The following table summarizes information about fixed-price stock options at June 30, 2006:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	3.1 years	$ 0.10	100,000	$ 0.10
$ 0.13	50,000	0.6 years	$ 0.13	50,000	$ 0.13
$ 1.00	135,000	6.5 years	$ 1.00	67,500	$ 1.00
	285,000			217,500

       The following pro forma net income and earnings per share for 2006 and 2005 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:

	2006	2005

Net Income reported	$117,267	$941,603
Net Income pro forma	$76,300	$922,897

Basic earnings per share reported	$0.03	$0.31
Basic earnings per share pro forma	$0.02	$0.30
Diluted earnings per share reported	$0.02	$0.23
Diluted earnings per share pro forma	$0.02	$0.22

8.     401(k) SAVING AND PROFIT SHARING PLAN

       On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code.  Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions.  The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings.  Company contributions for the years ended June 30, 2006 and 2005, were $26,827 and $27,098, respectively.

9.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

       On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  It is anticipated that the initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2006, GGT had no revenues.

       As of June 30, 2006, the Company has made cash payments to GGT of $10,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $90,000 obligation was recorded as a current liability.  Subsequent to June 30, 2006, the Company made an additional cash payment of $10,000, also as part of the initial contribution required under the Agreement.

10.     RELATED PARTY TRANSACTIONS

        A former officer and director provided certain management, accounting, and administrative services to the Company.  In December 2005, the former officer and director agreed to reduce his prior accumulated billings by approximately $78,000, to $25,000, to be paid without interest in five equal monthly installments of $5,000 beginning January 1, 2006.  The resulting reduction of accounts payable was credited to additional paid-in capital.  The officer and director tendered his resignation effective December 31, 2005.  During the years ended June 30, 2005 and 2006, his billings to the Company for certain management, accounting, and administrative services totaled $53,113 and $36,000.

       Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company.  Since December 31, 2005 his billings for services totaled $8,000.

       An affiliated company provided management, clerical and administrative services to the Company until December 31, 2005.  During fiscal years 2006 and 2005, the Company recorded fees in the aggregate amount of $30,000 and $48,000, respectively.

       An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2006 and 2005, his billings to the Company totaled $54,030 and $69,420 respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective June 9, 2006, the Company’s Board of Directors dismissed Stark Winter Schenkein & Co., LLP, as independent auditors of the Company.  The Board of Directors approved the dismissal; as there is no standing audit committee of the Board.  The audit reports of Stark Winter Schenkein & Co., LLP on the financial statements of the Company as of and for the years ended June 30, 2002, 2003, 2004 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were qualified or modified as to audit scope or accounting principles except that the reports of Stark Winter Schenkein & Co., LLP on the financial statements of the Company as of and for the fiscal years ended June 30, 2002, 2003 and 2004 each contained an emphasis paragraph as to the uncertainty of the Company's ability to continue as a going concern.

       Effective June 9, 2006, the Company's Board of Directors approved the appointment of Schumacher & Associates, Inc., to serve as the Company's independent accountant to audit the Company's financial statements.  Prior to its engagement as the Company's independent accountant, the Company had not consulted Schumacher & Associates, Inc., with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Schumacher & Associates, Inc., was effective on June 9, 2006.

        In connection with the audits of the Company's financial statements for the fiscal years ended June 30, 2002, 2003, 2004 and 2005, and in connection with the subsequent period up to June 9, 2006 (the date of dismissal), there were no disagreements with Stark Winter Schenkein & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP would have caused Stark Winter Schenkein & Co., LLP to make reference to the matter in its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B. Stark Winter Schenkein & Co., LLP has not reported on financial statements for any periods subsequent to June 30, 2005.

        Global Casinos, Inc. has provided Stark Winter Schenkein & Co., LLP with a copy of the above disclosures. The written response of Stark Winter Schenkein & Co., LLP agreeing with this disclosure has been filed with the Commission as an exhibit to the Company’s Current Report on Form 8K dated June 9, 2006.

ITEM 8A.	CONTROLS AND PROCEDURES

      .  The Company's Principal Executive Officer and Principal Financial Officer, have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are  effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

In addition, our principal executive officer and principal financial officer have determined that there has occurred no change in our internal control over financial reporting occurred during or subsequent to the fiscal year ended June 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

       None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	58	Interim President & Director	1997
Pete Bloomquist	49	Secretary & Director	2005
Todd Huss	54	Chief Financial Officer	2006

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

       Pete Bloomquist.   From  July 1997 to present, Mr. Bloomquist has been employed by Bathgate Capital Partners LLC  in the corporate finance group.  Bathgate Capital Partners, is a full service investment bank, working with micro-cap companies.  From August 1994 to June 1997 Mr. Bloomquist  was a the Chief Financial Officer and a Director of Global Casinos, Inc.  From May 1989 to August 1994 he was employed by Cohig & Associates, Inc. in the corporate finance group.  Cohig & Associates, Inc. was a full service broker dealer.  From September 1980 to May 1989 Mr. Bloomquist worked for local and national accounting firms in the area of taxation.  He received his Bachelor of Science degree in Business Management with an emphasis in Accounting from the University of Northern Colorado in 1980.

      Todd Huss.  Mr. Huss has been the Chief Financial Officer of the Company since January, 2006. Since 2002, Mr. Huss has performed contract accounting services for various public companies. From 1996 to 2002, he served as the Chief Financial Officer for Premier Concepts, Inc., the publicly-traded owner and operator of a national chain of specialty retail jewelry stores. From 1991 to 1995 he served as the Chief Financial Officer for Gardenswartz Sportz, Inc., a privately-held corporation which owned and operated eight full service retail sporting goods stores in New Mexico and Texas. Mr. Huss graduated from California State University-Long Beach in 1984, with a Bachelor of Science degree in business administration and professional accounting, and subsequently worked for KPMG Peat Marwick in its Los Angeles, California, and Albuquerque, New Mexico offices until 1991.

       All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Board Meeting and Compensation

       During the fiscal year ended June 30, 2006 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors..  No compensation was paid or granted during fiscal  2005.  During fiscal 2006, the Board granted to the sole independent director options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, which was equal to 100% of the public trading price of our common stock on the date of grant. The options are subject to vesting ratably over one year ending December 31, 2006.  Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

       During fiscal 2006 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees during fiscal 2007.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

       The composition of the audit committee has not been determined.

       Mr. Neuman would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       During the fiscal year ended June 30, 2006, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

       The compensation advisory committee did not meet during fiscal 2006.  The compensation advisory committee:

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

        Of the currently serving two directors, Messrs. Bloomquist and Neuman would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2007.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Clifford L. Neuman, President , at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, Global Casinos, Inc. 5455 Spine Road, Suite C, Boulder, Colorado  80301.  Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Mr. Bloomquist failed to file one report in a timely fashion, and Mr. Huss failed to file one report covering one transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Other Annual Compensation ($) (2)	Options SARs (#)
Clifford L. Neuman Interim President	2006	$-0- (1)	$-0-	50,000

Frank L Jennings, President & Chief Financial Officer	2005	$53,113	$-0-	-0-

1.

Mr. Neuman receives no compensation for his services as Interim President.  He provides legal services to the Company, for which he was paid fees for services in the amount of $54,030 and $69,420 for fiscal years 2006 and 2005, respectively.

2.

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

       An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2006, options to purchase 100,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.14 per share.  No shares were available for future option grants.

       The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:

TABLE 2

Option/SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Clifford L. Neuman	50,000	59%	$1.00	2012

       The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

TABLE 3

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable
Clifford L. Neuman	-0-	-0-	25,000/25,000	$-0-/-0-
Frank L. Jennings	150,000	$140,000	-0-/-0-	$-0-/-0-

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

       The following table sets forth, as of September 30, 2006 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	522,500 (2)	9.9%

	Pete Bloomquist	90,897 (3)	1.8%

	Todd Huss	29,547 (4)	0.6%

	All Officers and Directors as a Group (3 Persons)	642,944	12.0%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share granted August 19, 2004, and options exercisable to purchase 37,500 shares at an exercise price of $1.00 per share.  Does not include options to purchase 12,500 shares that are not yet vested.

(3)

Includes 1,917 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 37,500 shares at an exercise price of $1.00 per share.  Does not include options exercisable to purchase an additional 12,500 shares at an exercise price of $1.00 per share which have not yet vested.

(4)

Includes 3,297 shares of common stock owned individually, and options exercisable to purchase 26,250 shares of common stock at an exercise price of $1.00 per share.  Does not include options exercisable to purchase an additional 8,750 shares of common stock at an exercise price of $1.00 per share which have not yet vested.

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

      In April 2006, Messrs. Neuman and Bloomquist were each granted non-qualified options exercisable to purchase 50,000 shares of common stock, and Mr. Huss was granted non-qualified options exercisable to purchase 35,000 shares common stock, all  at an exercise price of $1.00 per share. The exercise price was at least 100% of the market price on the date of grant. The options were, as to each grant, 25% vested upon grant and 25% to vest on June 30, September 30 and December 31, 2006.

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

Reports on Form 8-K

Current Report on Form 8-K dated June 9, 2006, Item 4.01, as filed with the Commission on June 14, 2006.

Current Report on Form 8-K dated January 11, 2006, Items 5.03 and 9.01, as filed with the Commission on May 16, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following table details the aggregate fees billed to the Company by Stark Winter Schenkein & Co., LLP, its former accountant, for each of the last two fiscal years:

	2006	2005

Audit Fees	$30,735	$28,250
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$30,735	$28,250

       The Company’s current accountants, Schumacher & Associates, Inc., did not submit any bills for services during fiscal 2006. The following table details the aggregate fees estimated  by Schumacher & Associates, Inc., its principal accountant, for 2006, for its services in connection with the audit of the financial statements of the Company as of and for the year ended June 30, 2006:

2006

Audit Fees	$28,000
Audit-Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Total	$28,000

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

GLOBAL CASINOS, INC.

Date: October 10, 2006	By:/s/ Clifford L. Neuman Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clifford L. Neuman	President & Director	October 10, 2006
Clifford L. Neuman

/s/ Pete Bloomquist	Secretary & Director	October 10, 2006
Pete Bloomquist

/s/ Todd Huss	Chief Financial Officer	October 10, 2006
Todd Huss