Form 10QSB
period 2006-09-30
GLOBAL CASINOS INC
filed 2006-11-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of November 10, 2006, the Registrant had 5,152,907 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations for the three month periods ended September 30, 2006 and 2005 and its cash flows for the three month periods ended September 30, 2006 and 2005.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of September 30, 2006
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,476,226
Accrued gaming income	60,668
Inventory	7,580
Other	14,766
Total current assets	1,559,240

Investment in Global Gaming Technologies	100,000
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,091,543
Equipment	2,359,018
6,968,511
Accumulated depreciation	(3,078,623)
3,889,888
Other	7,759
$ 5,556,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 28,076
Accounts payable, related parties	29,127
Accrued expenses	207,890
Accrued interest	3,861
Joint venture obligation	80,000
Current portion of long-term debt	226,531
Other	120,000
Total current liabilities	695,485

Long-term debt, less current portion and debt discount	1,926,845
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A - non-yielding, $2.00 stated value, voting
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting,
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $.05 par value, 50,000,000 shares authorized:
5,152,907 shares issued and outstanding	257,646
Additional paid-in capital	13,578,585
Accumulated (deficit)	(11,302,674)
2,934,557
$ 5,556,887

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Casino	$ 1,063,404	$ 1,076,980
Promotional allowances	(54,553)	(31,918)
Net revenues	1,008,851	1,045,062
Expenses:
Casino operations	763,676	761,642
Operating, general, and administrative	64,528	47,444
	828,204	809,086

Income from operations	180,647	235,976

Interest expense	(25,094)	(168,270)

Income before provision for income taxes	155,553	67,706
Provision for income taxes	-	-

Net income attributable to common stockholders	$ 155,553	$ 67,706

Earnings per common share:
Basic	$ 0.03	$ 0.02
Diluted	$ 0.03	$ 0.01

Weighted average shares outstanding:
Basic	5,152,907	3,321,360
Diluted	5,284,775	5,147,303

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 382,926	$ 268,463

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(11,599)	(9,377)
Payment on construction contract	(7,759)	-
Investment in Global Gaming Technologies	(10,000)	-

Net cash (used) by investing activities	(29,358)	(9,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(59,250)	(119,542)
Proceeds from sale of common stock	-	-
Net cash (used) by financing activities	(59,250)	(119,542)

Net increase in cash	294,318	139,544
Cash at beginning of period	1,181,908	917,208

Cash at end of period	$ 1,476,226	$ 1,056,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 27,564	$ 54,884
Cash paid for income taxes	$ -	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.  Global Casinos, Inc. (the “Company” or “Global”), a Utah corporation, develops and operates gaming casinos.  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  As of September 30, 2006, the Company’s only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

Certain amounts in the financial statements as of and for the three months ended September 30, 2005 have been reclassified to conform to the current presentation.

2.       Revenue Recognition

In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses.  Payouts resulting from our customer loyalty program (Sharpshooter’s Club), in which registered customers are awarded cash based on the frequency and amounts of their gaming activities are included in promotional allowances.  In accordance with gaming industry practice and EITF 00-22, these promotional allowances are presented as a reduction of casino revenues.

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 135,000 and 0 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited.  However, this process does not always occur at the end of the last business day of the month.  Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30, 2006, $60,668 of income was accrued and recorded as a current asset.

5.

Stock-Based Compensation

During the quarter ended September 30, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the three months ended September 30, 2006 we recorded compensation expense of $20,652 under the requirements as discussed above.  No such expense was recorded for the three months ended September 30, 2005.

6.       Notes Payable and Long-Term Debt

At September 30, 2006, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 984,044
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	977,486

Installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 6%, due at various times during 2007.	191,846
Total notes payable and long-term debt	2,153,376
Less current portion	(226,531)
Long-term debt, net	$ 1,926,845

Effective January 3, 2005, the Company finalized the private placement of convertible debentures that bore interest at 12% and were to mature on December 31, 2007.  The debentures were sold at face value for gross proceeds of $500,000 and were secured by a pledge of 100% of our shares of Casinos USA.  The debentures were convertible into common stock at a conversion rate of $0.50 per share.  Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.  All holders of the debentures agreed that the entire principal amount of the debentures would automatically convert into shares of common stock, and as such the debentures were converted to 1,000,000 shares of common stock on December 31, 2005.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the three months ended September 30, 2005 was $125,000 and is included in interest expense.

7.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2006 and 2005, his billings to the Company totaled $21,905 and $2,615 respectively.

A former officer and director provided certain management, accounting, and administrative services to the Company.  In December 2005, the former officer and director agreed to reduce his prior accumulated billings by approximately $78,000, to $25,000, to be paid without interest in five equal monthly installments of $5,000 beginning January 1, 2006.  The resulting reduction of accounts payable was credited to additional paid-in capital.  The officer and director tendered his resignation effective December 31, 2005.  During the three months ended September 30, 2005, his billings to the Company for certain management, accounting, and administrative services totaled $9,000.

Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company.  During the three months ended September 31, 2006, his billings to the company for services was $10,500.

An affiliated company provided management, clerical and administrative services to the Company until December 31, 2005.  For the three months ended September 30, 2005, the Company recorded such fees in the aggregate amount of $12,000.

8.       Commitments and Contingencies

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

At September 30, 2006 the minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2007 are $9,000.

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

At September 30, 2006, the Company had net operating loss carry-forwards of approximately $6,226,000 available to reduce future taxable income.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  It is anticipated that the initial cash contribution will be used to further develop the two games and to investigate possible patent protection. At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  The investment is being accounted for under the equity method.  However, at this time GGT is considered to be in an early development stage as its expenditures have been developmental in nature and the entity has no revenues.  For the three months ended September 30, 2006 there have been no material transactions and as such we have not recognized any income or expense associated with this investment.

As of September 30, 2006, the Company has made cash payments to GGT of $20,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $80,000 obligation was recorded as a current liability.

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

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At September 30, 2006, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

We recognized net income of $155,553 ($.03 per share) for the three months ended September 30, 2006 compared to net income of $67,706 ($0.02 per share) for the same period in 2005.  The primary difference is attributable to a significant decrease in interest expense associated with certain debt that was converted to common stock on December 31, 2005 as discussed below and elsewhere in this report.

Revenues

Casino revenues for the three months ended September 30, 2006 were $1,063,404 compared to $1,076,980 for the 2005 period, a decrease of $13,576 or 1.3%.  While our total coin-in was up by approximately 5% for the three months ended September 30, 2006 over the comparable period in 2005, our hold percentage was down slightly by .4% for the three months ended September 30, 2006 over the comparable period in 2005.

Promotional allowances include redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $22,635 from $31,918 to $54,553 for the three months ended September 30, 2005 and 2006, respectively.  The primary reasons for the increase is due to the increase in coin-in as discussed above, and a change in our estimate of the expected redemption rates under the program during the quarter ended September 30, 2006.

Operating Expenses

Casino operating expenses increased to $763,676 for the three months ended September 30, 2006 compared to $761,642 for the three months ended September 30, 2005, a slight increase of $2,034.  Our costs increased by .3% while our revenues decreased by 3.5%.  The largest component of cost increase came from expenses associated with the installation and maintenance of our slot machines.  The addition of several new slot machines resulted in an increase in depreciation expense of $9,417, from $111,555 to $120,972 for the three months ended September 30, 2005 and 2006, respectively.  In addition, costs associated with the repair and maintenance of our existing slot machines increased by $15,424 from $9,557 for the three months ended September 30, 2005 to $24,981 for the three months ended September 30, 2006.  This increase is the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.  Total payroll costs were $265,049 and $282,659 for the three months ended September 30, 2006 and 2005, respectively.  The decrease of $17,610 primarily resulted from a decrease in Bull Durham employee bonus accruals expected to be paid in December 2006.  Marketing and promotional costs were $88,882 and $83,182 for the three months ended September 30, 2006 and 2005 respectively.  The increase of $5,700 is attributable to increased direct marketing efforts to attract and maintain customer loyalty.  We also realized a savings of approximately $5,000 in janitorial expenses resulting from a change in our cleaning service provider.  Other than that noted above, neither period included any unusual items or significant fluctuations.

General and administrative expenses increased from $47,444 for the three months ended September 30, 2005 to $64,528 for the three months ended September 30, 2006, an increase of $17,084 or 36%.  The increase is attributable to $20,652 of stock based compensation expense associated with certain stock options granted in April 2006.  During the quarter ended September 30, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  During the quarter ended September 30, 2006, 33,750 stock options vested.  The remaining 33,750 stock options associated with the April 2006 grant will fully vest on December 31, 2006, which will result in a similar expense during the second quarter ending December 31, 2006.  Other than the stock-based compensation expense, neither period included any unusual items.

Interest Expense

Interest expense was $25,094 for the three months ended September 30, 2006 compared to $168,270 for the similar period in 2005.  During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature.  Included in interest expense for the three months ended September

30, 2005 is $125,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature.  Interest expense for the quarter ended September 30, 2006 is attributed to regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

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

As of September 30, 2006, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At September 30, 2006, the Company had cash and cash equivalents of $1,476,226, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at September 30, 2006 was in excess of funds required by gaming regulations.

Our working capital improved by $555,110 to $863,755 at September 30, 2006 from $308,645 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $382,926 for the three months ended September 30, 2006.  For the same period in 2005, operating activities provided net cash of $268,463.  The increase in cash provided by operating activities of $114,463 was primarily the result of the increase in our net income resulting from reduced interest expense as discussed above.

Cash used in investing activities was $29,358 for the three months ended September 30, 2006 included $11,559 in cash purchases of gaming equipment.  Additional gaming equipment valued at $99,772 was acquired in a vendor financing arrangement which requires monthly payments of $8,314 through August 2007.  In addition, the Bull Durham entered into a contract to provide a new roof for its existing facility.  The total contract estimate was $15,518 and required a 50% down payment of $7,759, which was paid in September 2006.  For the year ended June 30, 2007 we expect to spend approximately $300,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under favorable terms.  We used net cash of $9,337 in investing activities for the three months ended September 30, 2005, also for capital expenditures.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of September 30, 2006, we had made cash contributions totaling $20,000.  The balance due of $80,000 under the terms of the agreement has been recorded as a current liability.    The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  We are currently accounting for our investment under the equity method.  However, at this time we consider GGT to be in an early development stage as its expenditures have been developmental in nature and the entity has no revenues.  For the three months ended September 30, 2006 there have been no material transactions and as such we have not recognized any income or expense associated with this investment.

Cash flows used in financing activities decreased $60,292 to $59,250 for the three months ended September 30, 2006, compared to cash used of $119,542 in 2005, both representing regular scheduled payments on our debt.  The decrease is primarily attributable to payments made in 2005 for the vendor short-term financing purchase of the Oasis Casino Management System.

Effective January 3, 2005 the Company finalized the private placement of convertible debentures that bore interest at 12% and were to mature on December 31, 2007.  The debentures were sold at face value for gross proceeds of $500,000 and were secured by a pledge of 100% of our shares of Casinos USA.  The debentures are convertible into common stock at a conversion rate of $0.50 per share.  Holders of the debentures also received warrants to purchase 500,000 shares of common stock at an exercise price of $0.15 per share.  All holders of the debentures agreed that the entire principal amount of the debentures would automatically convert into shares of common stock on

December 31, 2005 and as such the debentures were converted to 1,000,000 shares of common stock on December 31, 2005.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the three months ended September 30, 2005 was $125,000 and is included in interest expense.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission regulation S-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, the value of share based compensation transactions, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

In addition, our principal executive officer and principal financial officer have determined that there has occurred no change in our internal control over financial reporting occurred during or subsequent to the three month period ended September 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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
None, except as previously disclosed.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: November _14, 2006	By: /s/ Clifford L. Neuman ___
Clifford L. Neuman Interim President

GLOBAL CASINOS, INC.

Date: November _14, 2006	By: /s/ Todd Huss___________________
Todd Huss, Chief Financial Officer