Form 10QSB
period 2006-12-31
GLOBAL CASINOS INC
filed 2007-02-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

As of February 12, 2006, the Registrant had 5,152,907 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations for the three and six month periods ended December 31, 2006 and 2005 and its cash flows for the six month periods ended December 31, 2006 and 2005.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2006
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,471,528
Accrued gaming income	75,542
Other	14,754
Total current assets	1,570,675

Investment in Global Gaming Technologies	91,061
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,110,685
Equipment	2,362,456
Total land, building and improvements and equipment	6,991,091
Accumulated depreciation	(3,199,807)
Land, building and improvements, and equipment, net	3,791,284
Total assets	$ 5,453,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 36,330
Accounts payable, related parties	32,847
Accrued expenses	212,385
Accrued interest	3,861
Joint venture obligation	60,000
Current portion of long-term debt	159,493
Other	120,000
Total current liabilities	624,916
Long-term debt, less current portion	1,917,896
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,152,907 shares issued and outstanding	257,646
Additional paid-in capital	13,598,900
Accumulated (deficit)	(11,347,338)
Total stockholders’ equity	2,910,208
Total liabilities and stockholders’ equity	$ 5,453,020

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues:
Casino	$ 881,716	$ 944,549
Promotional allowances	(34,411)	(28,922)
Net Revenues	847,305	915,627

Expenses:
Casino operations	779,174	782,378
Operating, general, and administrative	78,288	79,365
	857,462	861,743

Income from operations	(10,157)	53,884

Other income (expense):
Interest expense	(25,568)	(167,910)
Equity in earnings of Global Gaming Technologies	(8,939)	-
Gain from debt settlement	-	2,290

Income before provision for income taxes	(44,664)	(111,736)
Provision for income taxes	-	-

Net loss attributible to common stockholders	$ (44,664)	$ (111,736)

Loss per common share:
Basic	$ (0.01)	$ (0.03)
Diluted	$ (0.01)	$ (0.03)

Weighted average shares outstanding:
Basic	5,152,907	3,432,901
Diluted	5,284,157	4,890,544

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues:
Casino	$ 1,945,120	$ 2,021,529
Promotional allowances	(88,964)	(60,840)
Net Revenues	1,856,156	1,960,689

Expenses:
Casino operations	1,542,850	1,544,020
Operating, general, and administrative	142,816	126,809
	1,685,666	1,670,829

Income from operations	170,490	289,860

Other income (expense):
Interest expense	(50,662)	(336,180)
Equity in earnings of Global Gaming Technologies	(8,939)	-
Gain from debt settlement	-	2,290

Income before provision for income taxes	110,889	(44,030)
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	$ 110,889	$ (44,030)

Earnings (loss) per common share:
Basic	$ 0.02	$ (0.01)
Diluted	$ 0.02	$ (0.01)

Weighted average shares outstanding:
Basic	5,152,907	3,358,475
Diluted	5,284,574	4,843,698

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 489,036	$ 116,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Global gaming Technologies	(30,000)	-
Purchases of building improvements and equipment	(34,179)	(12,577)
Net cash (used) by investing activities	(64,179)	(12,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(135,237)	(253,729)
Proceeds from exercise of warrants and stock options	-	115,000
Net cash (used) by financing activities	(135,237)	(138,729)

Net increase in cash	289,620	(35,174)
Cash at beginning of period	1,181,908	917,208

Cash at end of period	$ 1,471,528	$ 882,034

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 56,015	$ 114,553
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Debt converted to common stock	$ -	$ 500,000
Accounts payable and accrued expenses converted to common stock	$ -	$ 22,500
Equipment financing obligations	$ 99,772	$ 67,883

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.  Global Casinos, Inc. (the “Company” or “Global”), a Utah corporation, develops and operates gaming casinos.  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  As of December 31, 2006, the Company’s only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

Certain amounts in the financial statements as of and for the three and six months ended December 31, 2005 have been reclassified to conform to the current presentation.

2.       Revenue Recognition

In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses.  Anticipated payouts resulting from our customer loyalty program (Sharpshooter’s Club), in which registered customers are awarded cash based on the frequency and amounts of their gaming activities are included in promotional allowances.  In accordance with gaming industry practice and EITF 00-22, these promotional allowances are presented as a reduction of casino revenues.

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 131,250 and 1,457,643 were not included in the calculation of diluted earnings per share for the three months ended December 31, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive.  For the six months ended December 31, 2006 and 2005, potentially dilutive shares of 15,000 and 1,485,223, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31, 2006, $75,542 of income was accrued and recorded as a current asset.

5.

Stock-Based Compensation

During the six months ended December 31, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the three and six months ended December 31, 2006 we recorded compensation expense of $20,315 and $40,967, respectively, under the requirements as discussed above.  No such expense was recorded for the three or six months ended December 31, 2005.

6.       Notes Payable and Long-Term Debt

At December 31, 2006, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 980,941
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	972,082

Installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 6%, due at various times during 2007.	124,366
Total notes payable and long-term debt	2,077,389
Less current portion	(159,493)
Long-term debt, net	$ 1,917,896

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the three and six months ended December 31, 2005 was $125,000 and $250,000, respectively, and is included in interest expense.

7.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2006 and 2005, his billings to the Company totaled $44,640 and $15,553 respectively.

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

Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2006, his billings to the company for services were $16,000.

An affiliated company provided management, clerical and administrative services to the Company until December 31, 2005.  For the six months ended December 31, 2005, the Company recorded such fees in the aggregate amount of $24,000.

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

Leases

Prior to January 2006, the Company leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement requires Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment is allocated as $2,000 to rent expense, and $1,000 to clerical services.  The agreement expired on December 31, 2006 and was extended under the same terms to December 31, 2007 by mutual agreement.

At December 31, 2006 the minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2007 are $18,000.

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

At December 31, 2006, the Company had net operating loss carry-forwards of approximately $5,898,000 available to reduce future taxable income.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  It is anticipated that the initial cash contribution will be used to further develop the two games and to investigate patent protection. At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the six months ended December 31, 2006 we have recorded $8,939 for various GGT organizational start-up and product development expenditures.

As of December 31, 2006, the Company has made cash payments to GGT of $40,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $60,000 joint venture obligation was recorded as a current liability.

11.     SUBSEQUENT EVENTS

On January 5, 2007, the stockholders approved a proposal to adopt and approve a reverse split of up to a ratio of one-for-five of the issued and outstanding shares of our common stock, and issued and outstanding options, warrants and other rights convertible into shares of our common stock, all at the discretion of our Board of Directors to be implemented in the future as and when determined by our Board of Directors.

On January 30, 2007, a previously awarded stock option grant to our General Manager at the Bull Durham Casino that was to expire on that date was extended for an additional year.  Total compensation cost associated with the extension is approximately $30,000 and will be recognized in the quarter ending March 31, 2007.  The fair value of the option extension was estimated utilizing the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; expected volatility of 65%; risk free interest rate of 5.11% and no dividend yield.

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

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2006, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

We recognized a net loss of $(44,664) ($(.01) per share) for the three months ended December 31, 2006 compared to a net loss of $(111,736) ($(0.02) per share) for the same period in 2005.  The primary differences are attributable to a 7% decrease in casino revenues due in part to decreased customer traffic caused by poor weather during the quarter ended December 31, 2006, and a significant decrease in interest expense associated with certain debt that was converted to common stock on December 31, 2005 as discussed below and elsewhere in this report.

Revenues

Casino revenues for the three months ended December 31, 2006 were $881,716 compared to $944,549 for the 2005 period, a decrease of $62,833 or 6.7%.  Our total coin-in was down by 6.8% for the three months ended December 31, 2006 over the comparable period in 2005 for reasons as discussed above, while our hold percentage was unchanged for the three months ended December 31, 2006 over the comparable period in 2005.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $5,489 from $28,922 to $34,411 for the three months ended December 31, 2005 and 2006, respectively.  The primary reason for the increase is due a change in our estimate of the expected redemption rates under the program for the quarter ended December 31, 2006.

Operating Expenses

Casino operating expenses decreased to $779,174 for the three months ended December 31, 2006 compared to $782,378 for the three months ended December 31, 2005, a slight decrease of $3,204.  Our costs decreased by .4% while our revenues decreased by 6.7%.  The largest component of cost increases came from expenses associated with the installation and maintenance of our slot machines.  The addition of several new slot machines resulted in an increase in depreciation expense of $13,332, from $107,852 to $121,184 for the three months ended December 31, 2005 and 2006, respectively.  This increase is the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.  Total payroll costs were $274,667 and $280,801 for the three months ended December 31, 2006 and 2005, respectively.  The decrease of $6,134 primarily resulted from a decrease in Bull Durham employee bonuses paid in December 2006.  Marketing and other promotional costs were $95,365 and $98,842 for the three months ended December 31, 2006 and 2005 respectively, a slight decrease of $3,477.  Our charter bus expense increased $7,330 from $34,151 to $41,481 for the three months ended December 31, 2005 and 2006, respectively as we are continuing our efforts to attract new customers and maintain customer loyalty.  Our food and beverage costs decreased $12,488 from $59,611 to $47,163 for the three months ended December 31, 2005 and 2006 respectively, primarily the result of the decreased customer traffic due to unfavorable weather conditions during the quarter. Our contract labor costs decreased $6,210 from $21,406 to $15,196 for the three months ended December 31, 2005 and 2006, respectively, primarily the result of the cancellation of a service contract with a computer software provider.  We also realized a savings of $5,418 in janitorial expenses resulting from a change in our cleaning service provider.  Other than that noted above, neither period included any unusual items or significant fluctuations.

General and administrative expenses decreased from $79,365 for the three months ended December 31, 2005 to $78,288 for the three months ended December 31, 2006, a slight decrease of $1,077 or 1.4%.  The decrease is primarily attributable to a $19,199 decrease in our professional corporate marketing, legal and accounting services from $55,578 for the three months ended December 31, 2005 to $36,379 for the three months ended December 31, 2006.  These decreases were offset by $20,315 of stock based compensation expense associated with certain stock options granted in April 2006.  We have adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  During the quarter ended December 31, 2006, 33,750 stock options vested.  Other than that noted above, neither period included any unusual items or significant fluctuations.

Interest Expense

Interest expense was $25,568 for the three months ended December 31, 2006 compared to $167,910 for the similar period in 2005.  During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature.  Included in interest expense for the three months ended December 31, 2005 is $125,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature.  Interest expense for the quarter ended December 31, 2006 is attributed to regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the three months ended December 31, 2006 we have recorded $8,939 for various GGT organizational start-up and product development expenditures.

The gain from settlement of debt in the amount of $2,290 for the three months ended December 31, 2005 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,898,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations - Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

We recognized net income of $110,889 ($.02 per share) for the six months ended December 31, 2006 compared to a net loss of $(44,030) ($(0.01) per share) for the same period in 2005.  The primary difference is attributable to a significant decrease in interest expense associated with certain debt that was converted to common stock on December 31, 2005 as discussed below and elsewhere in this report.

Revenues

Casino revenues for the six months ended December 31, 2006 were $1,945,120 compared to $2,021,529 for the 2005 period, a decrease of $76,409 or 3.8%.  Our total coin-in was down slightly by 0.6% for the six months ended December 31, 2006 over the comparable period in 2005 primarily the result of unfavorable weather conditions during the second quarter in which we realized a 6.8% decrease as discussed above.  Our hold percentage was down 0.2% for the six months ended December 31, 2006 over the comparable period in 2005.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $28,124 from $60,840 to $88,964 for the six months ended December 31, 2005 and 2006, respectively.  The primary reason for the increase is due to a change in our estimate of the expected redemption rates under the program for the six months ended December 31, 2006.

Operating Expenses

Casino operating expenses decreased to $1,542,850 for the six months ended December 31, 2006 compared to $1,544,020 for the six months ended December 31, 2005, a slight decrease of $1,170.  Our costs decreased by .1% while our revenues decreased by 3.8%.  The largest component of cost increases came from expenses associated with the installation and maintenance of our slot machines.  The addition of several new slot machines resulted in an increase in depreciation expense of $22,749, from $219,407 to $242,156 for the six months ended December 31, 2005 and 2006, respectively.  In addition, costs associated with the repair and maintenance of our existing slot machines increased $9,924 from $30,490 to $40,414 for the six months ended December 31, 2006 and 2005, respectively.  These increases are the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.  Total payroll costs were $539,717 and $563,460 for the six months ended December 31, 2006 and 2005, respectively.  The decrease of $23,743 primarily resulted from a decrease in Bull Durham employee bonuses paid in December 2006.  Marketing and other promotional costs were $184,247 and $182,024 for the six months ended December 31, 2006 and 2005 respectively, a slight decrease of $2,223.  Our charter bus expense increased $9,298 from $69,231 to $78,529 for the six months ended December 31, 2005 and 2006, respectively as we are continuing our efforts to attract new customers and maintain customer loyalty.  Our food and beverage costs decreased $12,259 from $118,016 to $105,757 for the six months ended December 31, 2006 and 2005 respectively, primarily the result of the decreased customer traffic due to unfavorable weather conditions during the second quarter. Our contract labor costs decreased $11,807 from $42,122 to $30,315 for the six months ended December 31, 2005 and 2006, respectively, primarily the result of the cancellation of a service contract with a computer software provider.  We also realized a savings of $11,174 in janitorial expenses resulting from a change in our cleaning service provider.  Other than that noted above, neither period included any unusual items or significant fluctuations.

General and administrative expenses increased from $126,809 for the six months ended December 31, 2005 to $142,816 for the six months ended December 31, 2006, an increase of $16,007 or 12.6%.  The increase is attributable to a $40,967 of stock based compensation expense associated with certain stock options granted in April 2006.  We have adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  During the six months ended December 31, 2006, 67,500 stock options vested.  This cost increase was partially offset by a $18,735 decrease in our professional corporate marketing, legal and accounting services from $89,018 for the six months ended December 31, 2005 to $70,283 for the six months ended December 31, 2006.  Other than that noted above, neither period included any unusual items or significant fluctuations.

Interest Expense

Interest expense was $50,662 for the six months ended December 31, 2006 compared to $336,180 for the similar period in 2005.  During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature.  Included in interest expense for the six months ended December 31, 2005 is $250,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature.  Interest expense for the quarter ended December 31, 2006 is attributed to regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the six months ended December 31, 2006 we have recorded $8,939 for various GGT organizational start-up and product development expenditures.

The gain from settlement of debt in the amount of $2,290 for the six months ended December 31, 2005 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,898,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

As of December 31, 2006, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At December 31, 2006, the Company had cash and cash equivalents of $1,471,528, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at December 31, 2006 was in excess of funds required by gaming regulations.

Our working capital improved by $251,214 to $945,759 at December 31, 2006 from $694,545 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $489,036 for the six months ended December 31, 2006.  For the same period in 2005, operating activities provided net cash of $116,132.  The increase in cash provided by operating activities of $372,904 was primarily the result of the increase in our net income resulting from reduced interest expense as discussed above.

Cash used in investing activities was $64,179 for the six months ended December 31, 2006 included $14,383 in cash purchases of gaming equipment.  Additional gaming equipment valued at $99,772 was acquired in a vendor financing arrangement which requires monthly payments of $8,314 through August 2007.  For the year ended June 30, 2007 we expect to spend approximately $300,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under favorable terms.  In addition, the Bull Durham completed various building improvements including a new roof and paving at a cost of $19,143.  For the six months ended December 31, 2005, we used net cash of $12,577 in investing activities, also for capital expenditures.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of December 31, 2006, we had made total cash contributions totaling $40,000, $30,000 since June 30, 2006.  The balance due of $60,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the six months ended December 31, 2006 we have recorded $8,939 for various GGT organizational start-up and product development expenditures.

Cash flows used in financing activities decreased $3,492 to $135,237 for the six months ended December 31, 2006, compared to cash used of $138,729 in 2005.  The $135,237 for the six months ended December 31, 2006 represents principal payments on our mortgage debt and equipment financing obligations.  For the six months ended December 31, 2005, principal payments on debt were $253,729, which included approximately $79,000 attributable to payments made for the purchase of the Oasis Casino Management System.  Also in December 2005, certain stock purchase warrants and employee stock options were exercised resulting in cash proceeds of $115,000.

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the six months ended December 31, 2005 was $250,000 and is included in interest expense.

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

Our 2006 annual meeting of stockholders was held on January 5, 2007.  The following proposals were voted upon at the meeting, with the following number of votes cast for, against or withheld:

Proposal 1 - Election of Directors:

For

Withheld

Clifford L. Neuman

4,072,484

1,879

Pete Bloomquist

4,072,584

1,779

The two persons listed above were existing directors and were re-elected as our directors at that meeting.

Proposal 2 - To ratify the selection of our independent public accountants:

For

Against

Abstain

4,073,032

1,214

117

The firm of Schumacher & Associates, Inc. to serve as the Company’s independent public accountants was ratified at that meeting.

Proposal 3 - To ratify the proposal to adopt and approve a reverse split up to a ratio of one-for-five (1-for-5), of the issued and outstanding shares of our common stock and issued and outstanding options, warrants and other rights convertible into shares of our common stock, all at the discretion of our Board of Directors to be implemented in the future as and when determined by our Board of Directors:

For

Against

Abstain

4,068,064

5,796

503

The proposal to adopt and approve the reverse split up to a ratio of 1-for-5 was ratified at that meeting.

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

GLOBAL CASINOS, INC.

Date: February 14, 2007	By: /s/ Clifford L. Neuman
Clifford L. Neuman Interim President

GLOBAL CASINOS, INC.

Date: February 14, 2007	By: _/s/ Todd Huss_________________
Todd Huss, Chief Financial Officer