Form 10QSB
period 2007-03-31
GLOBAL CASINOS INC
filed 2007-05-15
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of May 10, 2007, the Registrant had 5,202,907 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations for the three and nine month periods ended March 31, 2007 and 2006 and its cash flows for the nine month periods ended March 31, 2007 and 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of March 31, 2007
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 1,542,761
Accrued gaming income	57,855
Inventory	8,851
Other	19,486
Total current assets	1,628,953
Investment in Global Gaming Technologies	79,744
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,110,685
Equipment	2,363,117
Total land, building and improvements, and equipment	6,991,752
Accumulated depreciation	(3,318,172)
Land, building and improvements, and equipment, net	3,673,580

Total Assets	$ 5,382,277
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 32,961
Accounts payable, related parties	15,576
Accrued expenses	213,786
Accrued interest	3,861
Joint venture obligation	50,000
Current portion of long-term debt	92,465
Other	120,000
Total current liabilities	528,649
Long-term debt, less current portion	1,908,829
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,202,907 shares issued and outstanding	260,146
Additional paid-in capital	13,632,564
Accumulated (deficit)	(11,348,911)
2,944,799
$ 5,382,277

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Casino	$ 898,546	$ 929,162
Promotional allowances	(36,531)	(29,039)
Net Revenues	$ 862,015	$ 900,123

Expenses:
Casino operations	758,376	785,502
Operating, general, and administrative	71,623	61,524
	829,999	847,026

Income from operations	32,016	53,097

Other income (expense):
Interest expense	(22,272)	(27,602)
Equity in earnings of Global Gaming Technologies	(11,317)	-
Loss on asset disposals	-	(1,565)

Income before provision for income taxes	(1,573)	23,930
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	(1,573)	23,930

Earnings (loss) per common share:
Basic	$ (0.00)	$ 0.00
Diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding:
Basic	5,174,574	5,149,032
Diluted	5,174,574	5,283,167

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Casino	$ 2,843,666	$ 2,950,691
Promotional allowances	(125,495)	(89,879)
Net Revenues	$ 2,718,171	$ 2,860,812

Expenses:
Casino operations	2,301,226	2,329,522
Operating, general, and administrative	214,439	188,333
	2,515,665	2,517,855

Income from operations	202,506	342,957

Other income (expense):
Interest expense	(72,934)	(363,782)
Equity in earnings of Global Gaming Technologies	(20,256)	-
Loss on asset disposals		(1,565)
Gain from debt settlement	-	2,290

Income before provision for income taxes	109,316	(20,100)
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	109,316	(20,100)

Earnings (loss) per common share:
Basic	$ 0.02	$ (0.00)
Diluted	$ 0.02	$ (0.00)

Weighted average shares outstanding:
Basic	5,160,024	3,946,479
Diluted	5,285,602	3,946,479

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 643,190	$ 399,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Global gaming Technologies	(40,000)	-
Purchases of building improvements and equipment	(37,505)	(17,908)
Proceeds from sale of assets	-	800
Net cash (used) by investing activities	(77,505)	(17,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(211,332)	(353,575)
Proceeds from exercise of warrants and stock options	6,500	115,000
Net cash (used) by financing activities	(204,832)	(238,575)

Net increase in cash	360,853	143,955
Cash at beginning of period	1,181,908	917,208

Cash at end of period	$ 1,542,761	$ 1,061,163

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 84,357	$ 144,120
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Debt converted to common stock	$ -	$ 500,000
Accounts payable and accrued expenses converted to common stock	$ -	$ 22,500
Equipment financing obligations	$ 99,772	$ 67,883
Related party accounts payable converted to equity	$ -	$ 78,655

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.  Global Casinos, Inc. (the “Company” or “Global”), a Utah corporation, develops and operates gaming casinos.  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  As of March 31, 2007, the Company’s only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

Certain amounts in the financial statements as of and for the three and nine months ended March 31, 2007 have been reclassified to conform to the current presentation.

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

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 112,784 and 0 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2007 and 2006, potentially dilutive shares of 15,000 and 1,349,040, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, 2007, $57,855 of income was accrued and recorded as a current asset.

5.

Stock-Based Compensation

During the nine months ended March 31, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the three and nine months ended March 31, 2007 we recorded compensation expense of $29,664 and $70,631, respectively, under the requirements as discussed above.  No such expense was recorded for the three or six months ended March 31, 2006.

6.       Notes Payable and Long-Term Debt

At March 31, 2007, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 977,784
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	966,624
Installment notes payable to equipment suppliers, bearing interest at various rates from 0% to 6%, due at various times during 2007.	56,886
Total notes payable and long-term debt	2,001,294
Less current portion	(92,465)
Long-term debt, net	$ 1,908,829

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the three and nine months ended March 31, 2006 was $0 and $250,000, respectively, and is included in interest expense.

7.     STOCKHOLDERS’ EQUITY

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

On January 30, 2007, a previously awarded stock option grant to our General Manager at the Bull Durham Casino that was to expire on that date was extended for an additional year.  Total compensation cost associated with the extension was $29,664, and is included in operating, general, and administrative expenses for the three and nine months ended March 31, 2007.  The fair value of the option extension was estimated utilizing the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; expected volatility of 65%; risk free interest rate of 5.11% and no dividend yield.  On February 20, 2007 all the options associated with the extension were exercised, and as a result, 50,000 shares of common stock were issued.  The Company realized proceeds of $6,500 associated with the exercise of the options.

8.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2007 and 2006, his billings to the Company totaled $62,535 and $39,846 respectively.

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

Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2007 and 2006, his billings to the company for services were $21,500 and $8,000.

An affiliated company provided management, clerical and administrative services to the Company until December 31, 2005.  For the nine months ended March 31, 2006, the Company recorded such fees in the aggregate amount of $24,000.

9.       Commitments and Contingencies

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

At March 31, 2007 the minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2007 are $9,000.

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

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2007	2006
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At March 31, 2007, the Company had net operating loss carry-forwards of approximately $5,898,000 available to reduce future taxable income.

11.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate patent protection. At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the nine months ended March 31, 2007 we have recorded $20,256 for various GGT organizational start-up and product development expenditures.

As of March 31, 2007, the Company has made cash payments to GGT of $50,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $50,000 joint venture obligation is recorded as a current liability.

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

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At March 31, 2007, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

We recognized a net loss of $(1,573) ($(0.00) per share) for the three months ended March 31, 2007 compared to net income of $23,930 ($0.00 per share) for the same period in 2006.  The primary factor attributable to the current period loss was a 3% decrease in casino revenues due to decreased customer traffic caused by poor weather during the quarter ended March 31, 2007, particularly during the month of January.

Revenues

Casino revenues for the three months ended March 31, 2007 were $898,546 compared to $929,162 for the 2006 period, a decrease of $30,616 or 3.3%.  Our total coin-in was down by 3.7% for the three months ended March 31, 2007 over the comparable period in 2006 due to unfavorable weather conditions during the quarter as discussed above.  However, our hold percentage was slightly higher for the three months ended March 31, 2007 over the comparable period in 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $7,492 from $29,039 to $36,531 for the three months ended March 31, 2007 and 2006, respectively.  The primary reason for the increase is due a change in our estimate of the expected redemption rates under the program.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	$ Variance	% Variance
Labor & Benefits	$ 307,253	$ 314,981	$ (7,728)	-2.5%
Marketing & Advertising	109,935	129,208	(19,273)	-14.9%
Depreciation & Amortization	121,030	109,637	11,393	10.4%
Food & Beverage	48,030	57,658	(9,628)	-16.7%
Repair, Maintenance & Supplies	39,204	48,351	(9,147)	-18.9%
Device fees	39,849	31,996	7,853	24.5%
Professional fees	26,000	29,944	(3,944)	-13.2%
Insurance, Taxes & Licenses	31,089	30,698	391	1.3%
Utilities & Telephone	18,929	18,548	381	2.1%
Other casino expenses	17,057	14,481	2,576	17.8%
	$ 758,376	$ 785,502	$ (27,126)	-3.5%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s benefit and insurance plans.  The 2.5% decrease is primarily attributable to decreases in salaries and wages costs due to the decreases in customer traffic we realized because of the poor weather conditions, particularly in January.  In addition, we also were successful in negotiating a lower compensation rate for our drop team.  Costs associated with our employee medical, dental and vision insurance plan increased by approximately $6,400, and is attributable to the overall rising of health care costs.  Total labor and benefits costs as a percentage of casino revenues increased slightly for the quarter from 33.9% to 34.2% for the three months ended March 31, 2007 and 2006, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The decrease of $19,273 (14.9%) from the comparable period in 2006 is primarily due to a decrease in spending for promotional products, and refinements of our customer data base which allows us to focus our promotional dollars on a more targeted population.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $11,393 is primarily associated with depreciation on new and upgraded slot machines placed in service.  This increase is the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $9,628 decrease from the comparable period in 2006 is primarily the result of the decreased customer traffic due to unfavorable weather conditions during the quarter as discussed above, and to a lesser degree changes in certain products offered.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $9,147 from the comparable period in 2006 is due to a decrease in purchasing of slot machine parts as our efforts to enhance the quality of the machines during the last year with the addition of several new machines and upgrades has resulted in a more reliable slot machine population that has required less repair and maintenance.  We also realized savings of approximately $5,200 in janitorial services with a change in our cleaning service provider.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of approximately $7,800 for the quarter over quarter comparison is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight decrease of $3,944 is attributed to certain legal services provided to the casino in 2006; no legal services were required for the three months ended March 31, 2007.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  For the three months ended March 31, 2007, there were no significant variances in costs within this category as compared to the three months ended March 31, 2006.

Utilities & Telephone: Include all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  For the three months ended March 31, 2007, there were no significant variances in costs within this category as compared to the three months ended March 31, 2006.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the three months ended March 31, 2007, there were no significant variances in costs within this category as compared to the three months ended March 31, 2006.

Operating, general, and administrative: Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal services provided by the company’s principal executive officer, and accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing efforts, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.  For the three months ended March 31, 2007, total operating, general, and administrative costs were $71,623, as compared to $61,524 for the comparable three months ended March 31, 2006, an increase of $10,099 or 16.4%.  Accounting and legal services decreased by $13,726, from $45,623 to $31,537 for the three months ended March 31, 2006 and 2007, respectively.  This decrease was offset by $29,644 of stock based compensation expense associated with the vesting of certain stock options granted in April 2006, and the extension of an option grant to the general manager of the Bull Durham Casino that expired during the quarter.

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

Interest expense

Interest expense was $22,272 for the three months ended March 31, 2007 compared to $27,602 for the comparable period in 2006, and represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the three months ended March 31, 2007 we have recorded $11,317 for various GGT organizational start-up and product development expenditures.

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

Results of Operations - Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

We recognized net income of $109,316 ($.02 per share) for the nine months ended March 31, 2007 compared to a net loss of $(20,100) ($(0.00) per share) for the same period in 2006.  The primary difference is attributable to a significant decrease in interest expense associated with certain debt that was converted to common stock on December 31, 2005 as discussed below and elsewhere in this report.

Revenues

Casino revenues for the nine months ended March 31, 2007 were $2,843,666 compared to $2,950,691 for the 2006 period, a decrease of $107,025 or 3.6%.  Our total coin-in was down by 1.6% for the nine months ended March 31, 2007 over the comparable period in 2006 primarily the result of unfavorable weather conditions during the second and third quarter in which we realized a 5.3% decrease.  Our hold percentage was down slightly by 0.2% for the nine months ended March 31, 2007 over the comparable period in 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $35,616 from $89,879 to $125,495 for the nine months ended March 31, 2006 and 2007, respectively.  The primary reason for the increase is due to a change in our estimate of the expected redemption rates under the program for the nine months ended March 31, 2007.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the Nine Months Ended
	March 31, 2007	March 31, 2006	$ Variance	% Variance
Labor & Benefits	938,558	972,292	(33,734)	-3.5%
Marketing & Advertising	372,712	380,548	(7,836)	-2.1%
Depreciation & Amortization	363,186	329,043	34,143	10.4%
Food & Beverage	153,787	175,674	(21,887)	-12.5%
Repair, Maintenance & Supplies	117,768	126,981	(9,213)	-7.3%
Device fees	107,199	98,583	8,616	8.7%
Professional fees	75,000	77,944	(2,944)	-3.8%
Insurance, Taxes & Licenses	72,060	69,720	2,340	3.4%
Utilities & Telephone	53,253	52,544	709	1.3%
Other casino expenses	47,703	46,193	1,510	3.3%
	2,301,226	2,329,522	(28,296)	-1.2%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s benefit and insurance plans.  The 3.5% decrease is primarily attributable to decreases in salaries and wages costs due to the decreases in customer traffic we realized because of the poor weather conditions, particularly during the second and third quarters.  In addition, employee bonuses paid in December 2006 were down significantly from amounts paid in December 2005.  Finally, we also were successful in negotiating a lower compensation rate for our drop team.  Costs associated with our employee medical, dental and vision insurance plan increased by approximately $15,600, and is attributable to the overall rising of health care costs.  Total labor and benefits costs as a percentage of casino revenues remained steady from 33.0% for both the nine months ending March 31, 2007 and 2006.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The decrease of $7,836 (2.1%) from the comparable period in 2006 is primarily due to a decrease in spending for promotional products, and refinements of our customer data base which allows us to focus our promotional dollars on a more targeted population.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $34,143 is primarily associated with depreciation on new and upgraded slot machines placed in service.  This increase is the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $21,887 decrease from the comparable period in 2006 is primarily the result of the decreased customer traffic due to unfavorable weather conditions during the quarter as discussed above, and to a lesser degree changes in certain products offered.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $9,213 from the comparable period in 2006 is primarily due to savings of approximately $16,400 in janitorial services with a change in our cleaning service provider.  In addition, we also realized savings of approximately $5,400 in repair and maintenance costs on our slot machines as our efforts to enhance the quality of the machines during the last year with the addition of several new machines and upgrades has resulted in a more reliable slot machine population.  Partially offsetting these savings were approximately $15,100 in increased spending for general casino and slot machine supplies.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of approximately $8,600 for the quarter over quarter comparison is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight decrease of $2,944 is attributed to certain legal services provided to the casino in 2006; no legal services were required for the nine months ended March 31, 2007.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  An increase in property taxes of $2,550 was the primary cause for the $2,340 increase in this category for the nine months ended March 31, 2007.

Utilities & Telephone: Include all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  For the nine months ended March 31, 2007, there were no significant variances in costs within this category as compared to the nine months ended March 31, 2006.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the nine months ended March 31, 2007, there were no significant variances in costs within this category as compared to the nine months ended March 31, 2006.

Operating, general, and administrative: Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal services provided by the company’s principal executive officer, and accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing efforts, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.  For the nine months ended March 31, 2007, total operating, general, and administrative costs were $214,439, as compared to $188,333 for the comparable nine months ended March 31, 2006, an increase of $26,106 or 13.9%.  Accounting and legal services decreased by $21,911, from $123,731 to $101,820 for the nine months ended March 31, 2006 and 2007, respectively.  In addition, for the nine months ended March 31, 2006 we realized approximately $11,500 attributable to certain corporate marketing efforts.  No such expense was realized for the nine months ended March 31, 2007.  These cost decreases were offset by $70,631 of stock based compensation expense associated with the vesting of certain stock options granted in April 2006, and the extension of an option grant to the general manager of the Bull Durham Casino that expired in January 2007.

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

Interest Expense

Interest expense was $72,934 for the nine months ended March 31, 2007 compared to $363,782 for the similar period in 2006.  During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature.  Included in interest expense for the nine months ended March 31, 2006 is $250,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature.  Interest expense for the nine months ended March 31, 2007 is attributed to regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the nine months ended March 31, 2007 we have recorded $20,256 for various GGT organizational start-up and product development expenditures.

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

As of March 31, 2007, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At March 31, 2007, the Company had cash and cash equivalents of $1,542,761, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at March 31, 2007 was in excess of funds required by gaming regulations.

Our working capital improved by $405,759 to $1,100,304 at March 31, 2007 from $694,545 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $643,190 for the nine months ended March 31, 2007.  For the same period in 2006, operating activities provided net cash of $399,638.  The increase in cash provided by operating activities of $243,552 was primarily the result of the increase in our net income resulting from reduced interest expense as discussed above.

Cash used in investing activities was $77,505 for the nine months ended March 31, 2007 included $17,356 in cash purchases of gaming equipment.  Additional gaming equipment valued at $99,772 was acquired in a vendor financing arrangement which requires monthly payments of $8,314 through August 2007.  For the year ended June 30, 2007 we expect to spend approximately $200,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under favorable terms.  In addition, the Bull Durham completed various building improvements including a new roof and paving at a cost of $19,143.  For the nine months ended March 31, 2006, we used net cash of $17,108 in investing activities, also primarily for capital expenditures.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of March 31, 2007, we had made total cash contributions totaling $50,000, $40,000 since June 30, 2006.  The balance due of $50,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the nine months ended March 31, 2007 we have recorded $20,256 for various GGT organizational start-up and product development expenditures.

Cash flows used in financing activities decreased $33,743 to $204,832 for the nine months ended March 31, 2007, compared to cash used of $238,575 in 2006.  The $211,332 for the nine months ended March 31, 2007 represents principal payments on our mortgage debt and equipment financing obligations.  For the nine months ended March 31, 2006, principal payments on debt were $353,575, which included approximately $79,000 attributable to payments made for the purchase of the Oasis Casino Management System.  In February 2007, certain employee stock purchase options were exercised resulting in the issuance of 50,000 shares of common stock and proceeds of $6,500.  In December 2005, certain stock purchase warrants and employee stock options were exercised resulting in cash proceeds of $115,000.

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months (ending December 31, 2005) to coincide with the term of the conversion feature.  Amortization expense during the nine months ended March 31, 2006 was $250,000 and is included in interest expense.

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

Reports on Form 8-K:
Current Report on Form 8-K, Item 7.01 dated April 25, 2007 as filed with the Commission on April 25, 2007.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: May 15, 2007	By: /s/ Clifford L. Neuman
Clifford L. Neuman Interim President

GLOBAL CASINOS, INC.

Date: May 15, 2007	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer