Form 10KSB
period 2007-06-30
GLOBAL CASINOS INC
filed 2007-10-09
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

The Issuer's revenues for the fiscal year ended June 30, 2007 were $3,738,142.  As of September 24, 2007, the aggregate market value of the voting and non-voting common equity of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $3,570,910.  As of October 8, 2007, there were 5,202,907 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

1.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 as filed with the Commission on October 10, 2006.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2006
3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB as filed with the Commission on February 14, 2007
4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB as filed with the Commission on May 15, 2007.
5.	Current Report on Form 8-K, Item Nos. 1.01 and 9.01, dated June 14, 2007 as filed with the Commission on June 18, 2007.
6.	Current Report on Form 8-K, Item Nos. 7.01 and 9.01, dated June 19, 2007 as filed with the Commission on June 19, 2007.
7.	Current Report on Form 8-K/A-1, Item Nos. 1.01 and 7.01, dated September 28, 2007 as filed with the Commission on October 2, 2007.
8.	Current Report on Form 8-K, Item Nos. 7.01 and 9.01, dated October 3, 2007, as filed with the Commission on October 3, 2007.

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

       As of June 30, 2007, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which has been formed for the purpose of acquiring the assets of the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity which owns certain pending gaming technology patents.  This investment is being accounted for under the equity method.

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,935,682 in debt, as of June 30, 2007.

       As of June 30, 2006, we operated 186 slot machines.  The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced or upgraded 28 machines.  The current popular trend is in the "penny" and "nickel" machines.

        In 2005 we installed the Oasis Casino Management System ("Oasis System") produced by Aristocrat Technologies.  The Oasis System connects our slot machines to a central computer that monitors all activity on each gaming device.  It includes a "Player Tracking System" that allows us to implement new features and benefits into our Frequent Player Club (known as the "Sharpshooter Club") and also enables us to properly recognize our VIP players.  As the system is fully automated, it provides several operational efficiencies in the collection and analysis of customer data, and allows us to target our marketing efforts towards the most active players.  Our investment in the Oasis System totaled $380,000.

       The Bull Durham's customer base consists primarily of day visitors from Denver.  Many gamblers are transported to Black Hawk on charter buses provided by the casinos. A city bus stop is adjacent to the casino. We also directly contract with certain bus companies to transport guests to our casino from Denver and its surrounding communities.

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

     In the first quarter of 2005, we repaid Astrea’s $500,000 note and redeemed its option to purchase all outstanding shares of Casinos USA.

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

       Competition.  Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 20 casinos operating in the Black Hawk market.  Additionally, there are 6 casinos located approximately one mile west in Central City.  The Bull Durham Casino is relatively small in comparison to the other casinos in the market.  There are currently 9,945 slot machines in the Black Hawk market and 2,175 in the Central City market.  Based upon the number of slot machines in Black Hawk, The Bull Durham represents approximately 2.0% of the market.  The average win per device for the Bull Durham is less then the average for all casinos in Black Hawk.  As a result the Bull Durham net win represents less than 1% of the market.  The Bull Durham attempts to stay competitive by continually upgrading its gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

Global Gaming Technologies, LLC

Global Gaming Technologies, LLC is a Colorado limited liability company formed February 28, 2006.

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

As of June 30, 2007, the Company has made cash payments to GGT of $60,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $40,000 joint venture obligation was recorded as a current liability.

Doc Holliday Casino II, LLC

On June 14, 2007, we entered into a definitive Asset Purchase and Sale Agreement (the “Doc Holliday Agreement”) pursuant to which we have agreed to acquire substantially all of the assets of Doc Holliday Casino located in Central City, Colorado.  That Doc Holliday Agreement and our acquisition of Doc Holliday Casino, is subject to numerous conditions precedent and is currently pending as of the date of this Report.  In anticipation of our acquisition of Doc Holliday Casino, in June, 2007, we formed and organized Doc Holliday Casino II, LLC, a Colorado limited liability company.  That newly-formed subsidiary has had no activity or operations other than its formation and organization.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

       The Company has no consultants.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

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

Minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2008 are $18,000.

Operating Subsidiaries

       The facilities and properties of the Company's operating subsidiaries are more fully described in Item 1 of this Report and are incorporated herein by this reference.

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

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2005 through June 30, 2007

	Bid		Ask
	High	Low	High	Low
2006 Fiscal Year
July - Sept 2005	$1.15	$0.85	$1.20	$0.95
Oct - Dec 2005	1.05	0.90	1.09	0.99
Jan - Mar 2006	1.74	0.98	1.75	1.00
Apr - June 2006	1.04	0.86	1.09	0.93

2007 Fiscal Year
July - Sept 2006	$0.91	$0.88	$1.01	$0.93
Oct – Dec 2006	0.90	0.70	1.00	0.74
Jan – Mar 2007	0.79	0.68	0.85	0.70
Apr – June 2007	0.85	0.60	0.85	0.65

       The bid and ask prices of the Company's common stock as of October 3, 2007 were $0.75 and $0.95 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of September 30, 2007, there were approximately 873 record owners of the Company's common stock.

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

        2.     Warrant Exercise

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

     3.     Debenture Conversion

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

     4.     Schmidt Conversion

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

     5.     Jennings Option Exercise

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

     6.     Marketing Services Agreement

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

     7.     General Manager Options Exercise

a.

On January 30, 2007, a previously awarded stock option grant to our General Manager at the Bull Durham Casino that was to expire on that date was extended for an additional year.  Total compensation cost associated with the extension was $29,664, and is included in operating, general, and administrative expenses for the year ended June 30, 2007. The fair value of the option extension was estimated utilizing the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; expected volatility of 65%; risk free interest rate of 5.11% and no dividend yield. On February 20, 2007 all the options associated with the extension were exercised, and as a result, 50,000 shares of common stock were issued.  The Company realized proceeds of $6,500 associated with the exercise of the options.

b.  The shares issued were issued exclusively to one person who serves on the board of directors of our subsidiary, Casinos USA, Inc. and General Manager of the Bull Durham Casino.  The shares issued upon exercise of the options were “restricted securities” under the Securities Act.

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

e.

Not applicable.

f.   The proceeds from the option exercise were used for general working capital.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	235,000	$.62	-0-
Total	235,000	$.62	-0-

(1)     Includes nonqualified options granted to directors and officers.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At June 30, 2007, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

We recognized net income of $119,077 or $.02 per share for the year ended June 30, 2007 compared to net income of $117,267 or $.03 per share for the fiscal year 2006.  The slight increase in net income is primarily attributable to two offsetting items.  First, we realized a decrease in revenues due in part to weaker than expected casino activity during the second and third quarters resulting from unfavorable weather conditions.  Second, the decrease in revenues was offset by a significant decrease in interest expense associated with certain debt that was converted to common stock on December 31, 2005.

Revenues

Casino revenues for the year ended June 30, 2007 were $3,738,142 compared to $3,957,477 for the year ended June 30, 2006, a decrease of $219,335 or 5.5%.  Our total coin-in was down by 2.4% for the year ended June 30, 2007 as compared to 2006 primarily the result of unfavorable weather conditions during the second and third quarters in which we realized a 5.3% decrease.  Our hold percentage was down slightly by 0.2% for the year ended June 30, 2007 as compared to 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $39,244 from $120,776 to $160,020 for the year ended June 30, 2006 and 2007, respectively.  The primary reason for the increase is due to a change in our estimate of the expected redemption rates under the program for the year ended June 30, 2007.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the year ended
	June 30, 2007	June 30, 2006	$ Variance	% Variance
Labor & Benefits	$ 1,235,387	$ 1,289,728	$ (54,341)	-4.2%
Marketing & Advertising	501,168	514,059	(12,891)	-2.5%
Depreciation & Amortization	480,390	448,024	32,366	7.2%
Food & Beverage	204,651	234,082	(29,431)	-12.6%
Repair, Maintenance & Supplies	156,834	176,022	(19,188)	-10.9%
Device fees	149,944	132,258	17,686	13.4%
Professional fees	101,350	101,794	(444)	-0.4%
Insurance, Taxes & Licenses	103,425	103,619	(194)	-0.2%
Utilities & Telephone	71,726	69,963	1,763	2.5%
Other casino expenses	66,485	63,979	2,506	3.9%
	$ 3,071,360	$ 3,133,528	$ (62,168)	-2.0%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s benefit and insurance plans.  The 4.2% decrease is primarily attributable to decreases in salaries and wages costs due to the decreases in customer traffic we realized because of the poor weather conditions, particularly during the second and third quarters.  In addition, employee bonuses paid in December 2006 were down significantly from amounts paid in December 2005.  Finally, we also were successful in negotiating a lower compensation rate for our drop team.  Costs associated with our employee medical, dental and vision insurance plan increased by approximately $15,700, a 21% increase over 2006, and is attributable to the overall rising of health care costs.  Total labor and benefits costs as a percentage of casino revenues remained steady at approximately 33% for both the years ending June 30, 2007 and 2006.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The decrease of $12,891 (2.5%) from the comparable period in 2006 is primarily due to a decrease in spending for promotional products, and refinements of our customer data base which allows us to focus our promotional dollars on a more targeted population.

Depreciation & Amortization: Includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $32,366 is primarily associated with depreciation on new and upgraded slot machines placed in service.  This increase is the result of continued efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $29,431 decrease from 2006 is primarily the result of the decreased customer traffic due to unfavorable weather conditions during the quarter as discussed above, and to a lesser degree changes in certain products offered.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $19,188 from 2006 is primarily due to savings of approximately $20,700 in janitorial services with a change in our cleaning service provider.  In addition, we also realized savings of approximately $11,000 in repair and maintenance costs on our slot machines as our efforts to enhance the quality of the machines during the last year with the addition of several new machines and upgrades has resulted in a more reliable slot machine population.  Partially offsetting these savings were approximately $10,200 in increased spending for general casino and slot machine supplies.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of $17,686 for the year over year comparison is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight decrease of $444 is attributed to certain legal services provided to the casino in 2006; no legal services were required for the year ended June 30, 2007.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  An increase in property taxes of $3,300 and a $4,285 decrease in gaming taxes due to lower volumes was the primary cause for the slight decrease in this category for the year ended June 30, 2007.

Utilities & Telephone: Include all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  For the year ended June 30, 2007, there were no significant variances in costs within this category as compared to the year ended, 2006.  The slight increase of $1,763 is attributed to rising energy costs.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the year ended June 30, 2007, there were no significant variances in costs within this category as compared to the year ended June 30, 2006.

Operating, general, and administrative: Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal services provided by the company’s principal executive officer, and accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing efforts, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.  For the year ended June 30, 2007, total operating, general, and administrative costs were $261,297, as compared to $220,075 for the year ended June 30, 2006, an increase of $41,222 or 18.7%.  Accounting and legal services decreased by $7,366, from $145,911 to $138,545 for the year ended June 30, 2006 and 2007, respectively.  In addition, for the year ended June 30, 2006 we spent $11,500 attributable to certain corporate marketing efforts.  No such expense was realized for the year ended June 30, 2007.

Prior to January 2006, we leased approximately 4,200 square feet of space for use as our corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the former President and Director.  Concurrent with the lease termination, we entered into a Shared Services Agreement with Gunpark.  The agreement requires Gunpark provide sufficient office space to us, and requires the us make monthly payments directly to the landlord of $3,000.  The monthly payment is allocated as $2,000 to rent expense, and $1,000 to clerical services.  As a result of this change, our total annual rent expense for this space has increased to $24,000 from $18,000, an increase of $6,000 for the year ended June 30, 2007 over the year ended June 30, 2006.  This agreement expired on December 31, 2006 and was extended under the same terms to December 31, 2007 by mutual agreement.

The primary reason for the increase in operating, general and administrative costs results from a charge of $70,631 for non-cash stock based compensation expense associated with the vesting of certain stock options granted in April 2006, and the extension of an option grant to the general manager of the Bull Durham Casino that expired in January 2007.

In fiscal year 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Had we accounted for stock-based compensation under SFAS 123R for the year ended June 30, 2006, we would have recognized $40,967 in additional compensation costs for 2006, which would have resulted in net income of $76,300 ($.02 per share) for the year ended June 30, 2006.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Interest Expense

Interest expense was $93,800 for the year ended June 30, 2007 compared to $370,071 for 2006.  During 2005, we issued 12% convertible debentures with detachable warrants and a beneficial conversion feature.  Included in interest expense for the year ended June 30, 2006 is $250,000 of amortization attributable to the debt discounting resulting from the valuation of the detachable warrants and beneficial conversion feature.  Interest expense for the year ended June 30, 2007 is attributed to regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the year ended June 30, 2007 we have recorded $30,465 for various GGT organizational start-up and product development expenditures.

The gain from settlement of debt in the amount of $2,290 for the year ended June 30, 2006 represents the negotiated settlement of a junior mortgage note payable that was paid off prior to its scheduled maturity in 2009.

The loss on asset disposals of $2,123 for the year ended June 30, 2006, and the gain on asset disposals of $1,950 for the year ended June 30, 2007 resulted from the retirement and sale of certain casino equipment and fixtures.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,125,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that we will be able to utilize this NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  Historically, cash generated from operations has not been consistently sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing to address these shortfalls.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such loans.

As of June 30, 2007, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At June 30, 2007, the Company had cash and cash equivalents of $1,563,968, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at June 30, 2007 was in excess of funds required by gaming regulations.

Our working capital improved by $398,020 to $1,092,565 at June 30, 2007 from $694,545 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $861,234 for the year ended June 30, 2007.  For the year ended June 30, 2006, operating activities provided net cash of $644,748.  The increase in cash provided by operating activities of $216,486 was primarily the result of non-cash stock based compensation charges resulting from the vesting of certain incentive stock options, increases in short term payables and accrued expenses, as well as significant reductions in interest expense as discussed above.

Cash used in investing activities was $225,359 for the year ended June 30, 2007 included $81,934 in cash purchases of gaming equipment.  Additional gaming equipment valued at $99,772 was acquired in a vendor financing arrangement which required monthly payments of $8,314 through August 2007.  For the year ended June 30, 2008 we expect to spend approximately $200,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under favorable terms.  In addition, the Bull Durham completed various building improvements including a new roof and paving at a cost of $19,143.

Effective June 14, 2007, the Company entered into a definitive Asset Purchase and Sale Agreement (“Agreement”) with Doc Holliday Casino, LLC (“Doc Holliday”), a Colorado limited liability company to acquire substantially all of the tangible and intangible assets used in connection with the operation of Doc Holliday Casino, a limited stakes gaming casino located in Central City, Colorado.  On June 20, 2007, we deposited $100,000 to an escrow account as required by the Agreement.  The earnest money funds are part of the total purchase price per the Agreement.  It is anticipated Doc Holliday will incur audit and other financial costs associated with the acquisition.  The earnest money is to be paid to Doc Holliday as liquidated damages in the event the acquisition can not be consummated due to the Company’s breach of the Agreement, or because of its inability to complete the necessary financing.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of June 30, 2007, we had made total cash contributions totaling $60,000,

$50,000 since June 30, 2006.  The balance due of $40,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues and is considered to be in an early development stage.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the year ended June 30, 2007 we have recorded $30,465 for various GGT organizational start-up and product development expenditures.

For the year ended June 30, 2006, we used net cash of $27,225 in investing activities, also primarily for capital expenditures, and also acquired an additional $271,940 in gaming equipment through vendor financing arrangements.

Cash flows used in financing activities decreased $99,008 to $253,815 for the year ended June 30, 2007, compared to cash used of $352,823 in 2006.  The $260,315 for the year ended June 30, 2007 represents principal payments on our mortgage debt and equipment financing obligations.  For the year ended June 30, 2006, principal payments on debt were $467,823, which included approximately $79,000 attributable to payments made for the purchase of the Oasis Casino Management System.  In February 2007, certain employee stock purchase options were exercised resulting in the issuance of 50,000 shares of common stock and proceeds of $6,500.  In December 2005, certain stock purchase warrants and employee stock options were exercised resulting in cash proceeds of $115,000.

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

Acquisition

Effective June 14, 2007, the Company entered into a definitive Asset Purchase and Sale Agreement (“Agreement”) with Doc Holliday Casino, LLC (“Doc Holliday”), a Colorado limited liability company to acquire substantially all of the tangible and intangible assets used in connection with the operation of Doc Holliday Casino, a limited stakes gaming casino located in Central City, Colorado.  The purchase price is $2.4 million, subject to adjustments, payable with a combination of cash, the assumption of certain liabilities and trade payables and common stock. The purchase price is subject to certain post-Closing adjustments.  Completion of the acquisition is subject to numerous material contingencies, including the need to complete an equity financing and debt financing, the need for regulatory approvals from the Colorado Division of Gaming and the Local Liquor Licensing Authority, the completion of audited historical financial statements of Doc Holliday Casino, as well as other conditions precedent customary to transactions of this nature.

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

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

2.	Balance Sheet as of June 30, 2007

3.	Statements of Earnings for the Years Ended June 30, 2007 and 2006

4.	Statements of Stockholders' Equity for the Years Ended June 30, 2007 and 2006

5.	Statements of Cash Flows for the Years Ended June 30, 2007 and 2006

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos, Inc.

We have audited the accompanying balance sheet of Global Casinos Inc. and Consolidated Subsidiaries as of June 30, 2007, and the related Statements of Operations, Stockholders' Equity (deficit), and Cash Flows for the two years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Consolidated Subsidiaries as of June 30, 2007, and the results of its operations and cash flows for the two years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
October 8, 2007

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$ 1,563,968
Accrued gaming income	39,273
Inventory	7,410
Other	13,606
Total current assets	1,624,257

Acquisition escrow deposit	100,000
Investment in Global Gaming Technologies	69,535
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,110,685
Equipment	2,347,232
Total land, building and improvements, and equipment	6,975,867
Accumulated depreciation	(3,383,760)
Land, building and improvements, and equipment, net	3,592,107

Total assets	$ 5,385,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 47,226
Accounts payable, related parties	24,850
Accrued expenses	243,100
Accrued interest	3,852
Joint venture obligation	40,000
Current portion of long-term debt	52,664
Other	120,000
Total current liabilities	531,692

Long-term debt, less current portion	1,899,647
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,202,907 shares issued and outstanding	260,146
Additional paid-in capital	13,632,564
Accumulated (deficit)	(11,339,150)
Total equity	2,954,560
Total liabilities and stockholders' equity	$ 5,385,899

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2007 and 2006

	2007	2006

Revenues:
Casino	$ 3,738,142	$ 3,957,477
Promotional allowances	(160,020)	(120,776)
Net Revenues	$ 3,578,122	$ 3,836,701

Expenses:
Casino operations	3,071,360	3,133,528
Operating, general, and administrative	261,297	220,075
	3,332,657	3,353,603

Income from operations	245,465	483,098

Other income (expense):
Interest expense	(93,800)	(370,071)
Equity in earnings of Global Gaming Technologies	(30,465)	-
Gain (loss) on asset disposals	(2,123)	1,950
Gain from debt settlement	-	2,290

Income before provision for income taxes	119,077	117,267
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	119,077	117,267

Earnings (loss) per common share:
Basic	$ 0.02	$ 0.03
Diluted	$ 0.02	$ 0.02

Weighted average shares outstanding:
Basic	5,158,249	4,246,627
Diluted	5,273,247	4,713,419

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2005 through June 30, 2007

	SERIES A		SERIES B		SERIES C
	PREFERRED STOCK		PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number Of Shares	Amount	Number Of Shares	Amount	Number Of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2005	200,500	$ 401,000	-	$ -	-	$ -	3,321,360	$ 166,068	$ 12,924,605	$ (11,575,494)	$ 1,916,179
Convert accounts payable to
common stock	-	-	-	-	-	-	3,297	165	2,835	-	3,000
Settlement of account	-	-	-	-	-	-	-	-	78,655	-	78,655
Convert debt to common stock	-	-	-	-	-	-	1,000,000	50,000	450,000	-	500,000
Settlement of debt	-	-	-	-	-	-	22,250	1,113	21,138	-	22,251
Exercise of options and warrants	-	-	-	-	-	-	800,000	40,000	75,000	-	115,000
Common stock issued for services	-	-	-	-	-	-	6,000	300	5,700	-	6,000
Net Income	-	-	-	-	-	-	-	-	-	117,267	117,267
Balance as of June 30, 2006	200,500	401,000	-	-	-	-	5,152,907	257,646	13,557,933	(11,458,227)	2,758,352
Exercise of options	-	-	-	-	-	-	50,000	2,500	4,000	-	6,500
Stock based compensation									70,631		70,631
Net Income										119,077	119,077
Balance as of June 30, 2007	200,500	$ 401,000	-	$ -	-	$ -	5,202,907	$ 260,146	$ 13,632,564	$ (11,339,150)	$ 2,954,560

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	119,077	117,267
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	480,390	448,024
Equity in earnings of GGT	30,465	-
Amortization of debt discount	-	250,000
Gain on debt restructuring	-	(2,290)
Sock based compensation	70,631	6,000
(Gain) loss on asset disposals	2,123	(1,950)
Changes in assets and liabilities
Accrued gaming income	55,655	(24,405)
Inventories	170	(1,465)
Accounts payable	43,701	(114,350)
Accrued expenses	42,937	36,319
Accrued interest	(10)	(45,941)
Other	16,095	(22,461)
Net cash provided by operating activities	$ 861,234	$ 644,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Global Gaming Technologies	(50,000)	(10,000)
Payment to acquisition escrow	(100,000)	-
Purchases of building improvements and equipment	(81,934)	(23,525)
Proceeds from sales of assets	6,575	6,300
Net cash (used) by investing activities	(225,359)	(27,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(260,315)	(467,823)
Proceeds from exercise of warrants and stock options	6,500	115,000
Net cash (used) by financing activities	(253,815)	(352,823)

Net increase in cash	382,060	264,700
Cash at beginning of period	1,181,908	917,208

Cash at end of period	$ 1,563,968	$ 1,181,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 112,589	$ 173,582
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Equipment financing obligations	$ 99,772	$ 271,940
Debt converted to common stock	$ -	$ 500,000
Accounts payable and accrued expenses converted to common stock	$ -	$ 25,250

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

Organization and Consolidation

Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, operates a gaming casino.  The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Operations

As of June 30, 2007, the Company had one operating subsidiary, as follows:

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2007, the Company had approximately $800,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2007, $39,273 of income was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2007 and 2006 was $480,390 and $448,024, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.  Management believes that as of June 30, 2007, there is no impairment in the carrying value of its long-lived assets.

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

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses.  Anticipated payouts resulting from our customer loyalty program (Sharpshooter’s Club), in which registered customers are awarded cash based on the frequency and amounts of their gaming activities are included in promotional allowances.  In accordance with gaming industry practice and EITF 00-22, these promotional allowances are presented as a reduction of casino revenues.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $180 and $170 for the years ended June 30, 2007 and 2006, respectively.

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

Potentially dilutive shares of 28,636 and 127,451 were not included in the calculation of diluted earnings per share for the year ended June 30, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.  For the year ended June 30, 2007, the anti-dilutive shares represented certain out of the money stock options.  For the year ended June 30, 2006, the anti-dilutive shares represented certain shares of common stock that would be issued upon conversion of certain convertible debt that was outstanding at June 30, 2006.

Stock-Based Compensation

During the year ended June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the year ended June 30, 2007 we recorded compensation expense of $70,631, respectively, under the requirements as discussed above.  No such expense was recorded for the year ended June 30, 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2007 and 2006, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements.  The Company is required to adopt SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

2.     NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2007, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$974,571

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000.	961,111

Installment note payable to equipment supplier, collateralized by gaming equipment, no interest, due in monthly installments of $8,811.	16,629

Total Notes payable and long-term debt	1,952,311
Less current portion	(52,664)

Long-term debt, net	$1,899,647

Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:

2008	$ 52,665
2009	37,928
2010	1,861,718

Total	$ 1,952,311

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

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the commitment date.  The warrant valuation of $237,000 was allocated to additional paid in capital.  After allocating value to the warrants, we used the intrinsic value method to determine that all of the remaining proceeds should be allocated to the embedded beneficial conversion feature.  As such, $263,000 was credited to additional paid in capital.  The total allocation of $500,000 was amortized over 12 months to coincide with the term of the conversion feature.  Amortization expense during the year ended June 30, 2006 was $250,000 and was included in interest expense.  No such expense was recorded for the year ended June 30, 2007.

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

During the year ended June 30, 2007, the Company entered into an installment note agreement with an equipment supplier for the acquisition of gaming equipment having a purchase price of $99,772, net of trade-in values.  The financing agreement bears no interest and had a twelve month term.  The equipment supplier retains a security interest in the gaming equipment until the note is paid in full. At June 30, 2007, the note had an outstanding balance of $16,629.

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

A summary of warrants to purchase common stock is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2005	650,000
Exercised	(650,000)	$ 0.15
Balance at June 30, 2006	-
Issued and exercised	-
Balance at June 30, 2007	-

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

As discussed in Note 2, in December 2005, the 12% debentures automatically converted into shares of the Company’s common stock at $.50 per share.  Accordingly, 1,000,000 shares of common stock were issued at $.50 per share.

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

Minimum required payments through the remaining term of the Shared Services Agreement for fiscal year 2008 are $18,000.

Net rent expense after giving effect to sublease income received was $24,000 and $18,000 for the years ended June 30, 2007 and June 30, 2006, respectively.

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

At June 30, 2007, the Company had net operating loss carry forwards of approximately $6,125,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2010	996,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$5,672,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2007, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $1,928,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net change in the valuation allowance was approximately $188,000 from June 30, 2006 to June 30, 2007.

7.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted	Weighted
	Number	average	average
	of	Exercise	fair
	shares	price	value
Balance at
June 30, 2005	300,000	$ 0.11
Granted	135,000	$ 1.00	$ 0.60
Exercised	(150,00)	$ 0.12
Balance at
June 30, 2006	285,000	$ 0.53
Exercised	50,000	$ 0.13
Balance at
June 30, 2007	235,000	$ 0.62

The following table summarizes information about fixed-price stock options at June 30, 2007:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	2.1 years	$ 0.10	100,000	$ 0.10
$ 1.00	135,000	5.5 years	$ 1.00	135,000	$ 1.00
	235,000			235,000

During the year ended June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility as well as expected trends for any known or expected events that might affect the volatility of our future stock prices. Because of the lack of historical forfeiture data, no adjustments to the expected option life were made for expected forfeitures.  The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s stock options consistent with the requirements of SFAS No. 123(R) for 2007 and SFAS No. 123 for 2006:

	Years ended June 30,
	2007	2006
Weighted-average fair value per share of options granted or modified during the year (estimated on grant date using the Black-Scholes option pricing model)	$ 0.59	$ 0.60

Weighted-average assumptions:
Expected stock price volatility	65%	60%
Risk-free interest rate	5.11%	4.95%
Expected option life (years)	0.5	6.4
Expected annual dividend yield	0%	0%

For the year ended June 30, 2007 we recorded compensation expense of $70,631, under the requirements as discussed above, which is included in Operating, general and administrative expenses.  No such expense was recorded for the year ended June 30, 2006.

During the years ended June 30, 2007 and 2006, the amount of cash received from the exercise of stock options was $6,500 and $17,500, respectively.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.

The following pro forma net income and earnings per share for 2006 would result had the Company's compensation cost been determined using the fair value based accounting provisions of SFAS No. 123:

2006
Net Income reported	$117,267
Net Income pro forma	$ 76,300

Basic earnings per share reported	$0.03
Basic earnings per share pro forma	$0.02
Diluted earnings per share reported	$0.02
Diluted earnings per share pro forma	$0.02

8.     401(k) SAVING AND PROFIT SHARING PLAN

On July 1, 1997, the Company started a Retirement Savings and Investment Plan (the "401(k) Plan") for its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code.  Qualified employees may participate in the Company's 401(k) Plan by contributing up to 10% of their gross earnings to the plan, subject to certain Internal Revenue Code restrictions.  The Company matches an amount equal to 100% of each participant's contribution up to a maximum of 5% of their earnings.  Company contributions for the years ended June 30, 2007 and 2006, were $27,613 and $26,827, respectively.

9.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company has agreed to make an initial cash capital contribution to GGT of $100,000, for which it will receive a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2007, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the year ended June 30, 2007 we have recorded $30,465 for various GGT organizational start-up and product development expenditures.

As of June 30, 2007, the Company has made cash payments to GGT of $60,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $40,000 obligation was recorded as a current liability.

10.     RELATED PARTY TRANSACTIONS

A former officer and director provided certain management, accounting, and administrative services to the Company.  In December 2005, the former officer and director agreed to reduce his prior accumulated billings by approximately $78,000, to $25,000, to be paid without interest in five equal monthly installments of $5,000 beginning January 1, 2006.  The resulting reduction of accounts payable was credited to additional paid-in capital.  The officer and director tendered his resignation effective December 31, 2005.  During the years ended June 30, 2007 and 2006, his billings to the Company for certain management, accounting, and administrative services totaled $0 and $36,000.

Effective with the resignation of the officer and director on December 31, 2005 as discussed above, the Company contracted an officer to provide management and accounting services to the Company.  During the years ended June 30 2007 and 2006, his billings for services were $26,650 and $11,600, respectively.

An affiliated company provided management, clerical and administrative services to the Company until December 31, 2005.  For the year ended June 30, 2006, the Company recorded such fees in the aggregate amount of $24,000.  No such fees were recorded for the year ended June 30, 2007.

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2007 and 2006, his billings to the Company totaled $87,261 and $54,030 respectively.

11.      ACQUISITION

Effective June 14, 2007, the Company entered into a definitive Asset Purchase and Sale Agreement (“Agreement”) with Doc Holliday Casino, LLC (“Doc Holliday”), a Colorado limited liability company to acquire substantially all of the tangible and intangible assets used in connection with the operation of Doc Holliday Casino, a limited stakes gaming casino located in Central City, Colorado.  The purchase price is $2.4 million, subject to adjustments, payable with a combination of cash, the assumption of certain liabilities and trade payables, and common stock..  Completion of the acquisition is subject to numerous material contingencies, including the need to complete an equity financing and debt financing, the need for regulatory approvals from the Colorado Division of Gaming and the Local Liquor Licensing Authority, the completion of audited historical financial statements of Doc Holliday Casino, as well as other conditions precedent customary to transactions of this nature.

On June 20, 2007, the Company deposited $100,000 to an escrow account as required by the Agreement.  The earnest money funds are part of the total purchase price per the Agreement.  It is anticipated Doc Holliday will incur audit and other financial costs associated with the acquisition.  The earnest money is to be paid to Doc Holliday as liquidated damages in the event the acquisition can not be consummated due to the Company’s breach of the Agreement, or because of its inability to complete the necessary financing.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 8B.	OTHER INFORMATION

       None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	59	Interim President & Director	1997
Pete Bloomquist	50	Secretary & Director	2005
Todd Huss	55	Chief Financial Officer	2006

Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually.  Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. Neuman, P.C., with offices located in Boulder, Colorado.  Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

Pete Bloomquist.   From 2006 to present, Mr. Bloomquist has served as VP Corporate Finance with Smart Move, Inc.  From  July 1997 to 2006, Mr. Bloomquist was employed by Bathgate Capital Partners LLC  in the corporate finance group.  Bathgate Capital Partners, is a full service investment bank, working with micro-cap companies.  From August 1994 to June 1997 Mr. Bloomquist  was a the Chief Financial Officer and a Director of Global Casinos, Inc.  From May 1989 to August 1994 he was employed by Cohig & Associates, Inc. in the corporate finance group.  Cohig & Associates, Inc. was a full service broker dealer.  From September 1980 to May 1989 Mr. Bloomquist worked for local and national accounting firms in the area of taxation.  He received his Bachelor of Science degree in Business Management with an emphasis in Accounting from the University of Northern Colorado in 1980.

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

Board Meeting and Compensation

During the fiscal year ended June 30, 2007 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  No compensation was paid or granted during fiscal 2007.  During fiscal 2006, the Board granted to the sole independent director options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, which was equal to 100% of the public trading price of our common stock on the date of grant. The options are subject to vesting ratably over one year ending December 31, 2006.  Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

During fiscal 2007 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

Mr. Neuman would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2007, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2007.  The compensation advisory committee:

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

ITEM 10.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2007 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2008, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

Role of Executive Officers in Compensation Decisions. The Board makes all compensation decisions for the CEO and the CFO. Decisions regarding the compensation of other employees are made by the CEO and CFO in consultation with the Board. In this regard, the CEO and CFO provide the Board evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

Market-Based Compensation Strategy.  The Board adopted the following market-based compensation strategy:

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the business information systems industry (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.

Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.

The long-term incentive component of the executive compensation program is discretionary and viewed in light of the target total direct compensation level.

The Board retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO’s experience, responsibilities and performance.

Total Direct Compensation

Our objective is to target total direct compensation, consisting of cash salary, cash bonus and long term equity compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the industry is currently particularly acute, as companies seek to draw from a limited pool of such executives.

We structure total direct compensation to the named executive officers so that some of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. In the following sections, we further detail each component of total direct compensation.

Components of Compensation. For the year ended June 30, 2007, the CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2007, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President	2007	$-0- (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$-0- (1)	-0-	-0-	50,000	-0-	-0-	-0-	50,000
Frank L. Jennings, Pres & CFO	2005	$53,113	-0-	-0-	-0-	-0-	-0-	-0-	$53,113

(1)  Mr. Neuman receives no compensation for his services as President.  He provides legal services to the Company, for which he was paid fees for services in the amount of $72,287 for fiscal year 2007; $54,030 for fiscal year 2006 and $69,420 for fiscal year 2005.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pete Bloomquist	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2007, no options were outstanding under the Plan.  However, options to purchase 285,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.62 per share.  No shares were available for future option grants.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Clifford L. Neuman	100,000	-0-	-0-	$0.10	2004	-0-	-0-	-0-	-0-
	50,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2007 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	535,000 (2)	9.8%

	Pete Bloomquist	103,397 (3)	1.9%

	Todd Huss	38,297 (4)	0.7%

	All Officers and Directors as a Group (3 Persons)	676,694	12.4%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share granted August 19, 2004, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(3)

Includes 1,917 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Includes 3,297 shares of common stock owned individually, and options exercisable to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*********	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
*********	10.48	Escrow Agreement dated June 20, 2007
**********	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
********	14.	Code of Ethics
	31	Certification
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.

****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
********	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
*********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
**********	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.

Reports on Form 8-K

Current Report on Form 8-K dated April 25, 2007, Items 7.01 and 9.01, as filed with the Commission on April 25, 2007.

Current Report on Form 8-K, dated June 14, 2007, Items 1.01 and 9.01, as filed with the Commission on June 19, 2007.

Current Report on Form 8-K, dated June 19, 2007, Items 7.01 and 9.01, as filed with the Commission on June 19, 2007.

Current Report on Form 8-K/A-1, dated September 28, 2007, Items 1.01 and 9.01, as filed with the Commission on October 2, 2007.

Current Report on Form 8-K, dated October 3, 2007, Items 7.01 and 9.01, as filed with the Commission on October 3, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2007	2006
Audit Fees	$36,000	$-0-
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$36,000	$-0-

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

GLOBAL CASINOS, INC.

Date: October 9, 2007	By:_Clifford L. Neuman___________ Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
__Clifford L. Neuman_____	President & Director	October 9, 2007
Clifford L. Neuman

_Pete Bloomquist__________	Secretary & Director	October 9, 2007
Pete Bloomquist

_Todd Huss______________	Chief Financial Officer	October 9, 2007
Todd Huss