Form 10QSB
period 2007-09-30
GLOBAL CASINOS INC
filed 2007-11-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 12, 2007, the Registrant had 5,202,907 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations for the three month periods ended September 30, 2007 and 2006 and its cash flows for the three month periods ended September 30, 2007 and 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of September 30, 2007 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,666,181
Accrued gaming income	42,909
Inventory	7,410
Other	11,754
Total current assets	1,728,254
Acquisition escrow deposit	100,000
Investment in Global Gaming Technologies	67,846
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,110,685
Equipment	2,380,938
Total land, building and improvements, and equipment	7,009,573
Accumulated depreciation	(3,501,304)
Land, building and improvements, and equipment, net	3,508,269
Total assets	$ 5,404,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 23,766
Accounts payable, related parties	16,817
Accrued expenses	239,908
Accrued interest	3,852
Joint venture obligation	40,000
Current portion of long-term debt	56,128
Other	120,000
Total current liabilities	500,471
Long-term debt, less current portion	1,890,348
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,202,907 shares issued and outstanding	260,146
Additional paid-in capital	13,632,564
Accumulated (deficit)	(11,280,160)
Total equity	3,013,550
Total liabilities and stockholders' equity	$ 5,404,369

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Casino	$ 932,974	$ 1,063,404
Promotional allowances	$ (38,307)	(54,553)
Net Revenues	$ 894,667	$ 1,008,851

Expenses:
Casino operations	756,638	763,676
Operating, general, and administrative	56,585	64,528
	813,223	828,204

Income from operations	81,444	180,647

Other income (expense):
Interest expense	(20,765)	(25,094)
Equity in earnings of Global Gaming Technologies	(1,689)	-

Income before provision for income taxes	58,990	155,553
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	58,990	155,553

Earnings (loss) per common share:
Basic	$ 0.01	$ 0.03
Diluted	$ 0.01	$ 0.03

Weighted average shares outstanding:
Basic	5,202,907	5,152,907
Diluted	5,291,002	5,284,775

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 141,754	$ 382,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(14,076)	(11,599)
Payment on construction contract	-	(7,759)
Investment in Global Gaming Technologies	-	(10,000)

Net cash (used) by investing activities	(14,076)	(29,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(25,465)	(59,250)
Net cash (used) by financing activities	(25,465)	(59,250)

Net increase in cash	102,213	294,318
Cash at beginning of period	1,563,968	1,181,908

Cash at end of period	$ 1,666,181	$ 1,476,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 27,632	$ 27,564
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment financing obligations	$ 19,630	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2007, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.  Global Casinos, Inc. (the “Company” or “Global”), a Utah corporation, develops and operates gaming casinos.  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  As of September 30, 2007, the Company’s only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

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

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 25,714 and 13,352 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30, 2007, $42,909 of income was accrued and recorded as a current asset.

5.

Stock-Based Compensation

In 2006 we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the three months ended September 30, 2006 we recorded compensation expense of $20,652 under the requirements as discussed above.  No such expense was recorded for the three months ended September 30, 2007.

6.       Notes Payable and Long-Term Debt

At September 30, 2007, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 971,302
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	955,544

Installment note payable to equipment supplier, requiring monthly payments of $3,272 plus interest at prime plus 3%, final payment due March 30, 2008.	19,630
Total notes payable and long-term debt	1,946,476
Less current portion	(56,128)
Long-term debt, net	$ 1,890,348

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

8.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2007 and 2006, his billings to the Company totaled $21,575 and $21,905 respectively.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the three months ended September 30, 2007 and 2006, his billings to the company for services were $0 and $10,500, respectively.

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

At September 30, 2007 the minimum required payments through the remaining term of the Shared Services Agreement are $9,000.

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

At September 30, 2007, the Company had net operating loss carry-forwards of approximately $5,672,000 available to reduce future taxable income.

11.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of September 30, 2007, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the three months ended September 30, 2007 we have recorded $1,689 for various GGT product development expenditures.  Since February 2006, we have recorded $32,154, cumulatively, for various GGT start-up and product development costs

As of September 30, 2007, the Company has made cash payments to GGT of $60,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $40,000 obligation was recorded as a current liability.

12.      ACQUISITION

Effective June 14, 2007, the Company entered into a definitive Asset Purchase and Sale Agreement (“Agreement”) with Doc Holliday Casino, LLC (“Doc Holliday”), a Colorado limited liability company to acquire substantially all of the tangible and intangible assets used in connection with the operation of Doc Holliday Casino, a limited stakes gaming casino located in Central City, Colorado.  The purchase price is $2.4 million, subject to adjustments, payable with a combination of cash, the assumption of certain liabilities and trade payables, and common stock.  Completion of the acquisition is subject to numerous material contingencies, including the need to complete an equity financing and debt financing, the need for regulatory approvals from the Colorado Division of Gaming and the Local Liquor Licensing Authority, the completion of audited historical financial statements of Doc Holliday Casino, as well as other conditions precedent customary to transactions of this nature.

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

Results of Operations - Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

We recognized net income of $58,990 ($0.01 per share) for the three months ended September 30, 2007 compared to net income of $155,553 ($0.03 per share) for the same period in 2006.  The reduction in our net income is primarily due to a decrease in customer traffic during the quarter.  Our decreases in gaming activity are reflective of the Black Hawk market as a whole and are primarily attributed to general economic conditions affecting the Black Hawk market, as well as continued construction activity in the area.

Revenues

Casino revenues for the three months ended September 30, 2007 were $932,974 compared to $1,063,404 for the 2006 period, a decrease of $130,430 or 12.3%.  Our total coin-in was down by

4.4% for the three months ended September 30, 2007 over the comparable period in 2006 due to market conditions as discussed above, and we also experienced a slight 0.5% decrease in our hold percentage of approximately 0.5% for the three months ended September 30, 2007 over the three months ended September 30, 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased $16,246 from $54,553 to $38,307 for the three months ended September 30, 2007 and 2006, respectively.  The primary reason for the decrease was due a change in our estimate of the expected redemption rates under the program during the quarter ended September 30, 2006.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	June 30, 2007	June 30, 2006	$ Variance
Labor & Benefits	305,736	304,281	1,455
Marketing & Advertising	125,402	125,940	(538)
Depreciation & Amortization	117,545	120,972	(3,427)
Food & Beverage	51,385	58,593	(7,208)
Repair, Maintenance & Supplies	35,849	41,516	(5,667)
Device fees	42,592	33,675	8,917
Professional fees	26,000	23,500	2,500
Insurance, Taxes & Licenses	20,928	22,454	(1,526)
Utilities & Telephone	18,340	17,585	755
Other casino expenses	12,861	15,160	(2,299)
	756,638	763,676	(7,038)

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s employee benefit and health insurance plans.  The slight 0.5% increase is primarily attributable to an 8.3% increase in our employee medical, dental and vision insurance plan attributable to the overall rising of health care costs.  Total labor and benefits costs as a percentage of casino revenues increased for the quarter from 28.6% to 32.8% for the three months ended September 30, 2007 and 2006, respectively, and are attributed to the decrease in revenues as discussed above.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The total marketing and advertising costs were essentially unchanged from the comparable quarter.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The slight decrease of $3,427 is primarily associated with several casino games that have fully depreciated.  During the quarter ended September 30, 2007 we added two new machines, and converted six machines to new games.  We are continuing efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $7,208 decrease from the comparable period in 2006 is primarily the result of the decreased customer traffic due to general economic conditions and construction as discussed above.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $5,667 from the comparable period in 2006 is due to a decrease in purchasing of slot machine parts as our efforts to enhance the quality of the machines over the last year with the addition of several new machines and upgrades which has resulted in a more reliable slot machine population that has required less repair and maintenance.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of $8,917 for the quarter over quarter comparison is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight increase of $2,500 is primarily attributed to an increase in the accrual of expected audit fees.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  For the three months ended September 30, 2007, there were no significant variances in costs within this category as compared to the three months ended September 30, 2006.

Utilities & Telephone: Include all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  For the three months ended September 30, 2007, there were no significant variances in costs within this category as compared to the three months ended September 30, 2006.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the three months ended September 30, 2007, there were no significant variances in costs within this category as compared to the three months ended September 30, 2006.

Operating, general, and administrative: Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal services provided by the company’s principal executive officer, and accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing efforts, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.  For the three months ended September 30, 2007, total operating, general, and administrative costs were $56,585, as compared to $64,528 for the comparable three months ended September 30, 2006, a decrease of $7,943 or 12.3%, and is attributable to two factors.  First, as discussed elsewhere in this report  and in connection with our efforts to acquire the Doc Holliday casino in Central City, Colorado, we were required to pay $13,250 to the state of Colorado to begin the gaming license application process so as to not have a lapse in license should the acquisition be completed.  Secondly, during the quarter ended September 30, 2006 we recognized $20,652 of stock based compensation costs associated with the vesting of certain stock purchase options.  Other than these two items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

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

Interest expense

Interest expense was $20,765 for the three months ended September 30, 2007 compared to $25,094 for the comparable period in 2006, and represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended September 30, 2007 we have recorded $1,689 for various GGT organizational start-up and product development expenditures.  No costs associated with GGT activity were recognized for the quarter ended September 30, 2006.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,672,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

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

As of September 30, 2007, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations at that subsidiary and we believe that cash flow will be sufficient during the next twelve months to continue operation of the subsidiary.

At September 30, 2007, the Company had cash and cash equivalents of $1,666,181, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at September 30, 2007 was in excess of funds required by gaming regulations.

Our working capital improved by $135,218 to $1,227,783 at September 30, 2007 from $1,092,565 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $141,754 for the three months ended September 30, 2007.  For the same period in 2006, operating activities provided net cash of $382,926.  The decrease in cash provided by operating activities of $241,172 was primarily the result of the decrease in our net income resulting from the decreases in casino revenues as discussed above, non-cash stock based compensation costs incurred in 2006, as well as significant reductions in our accounts payable during the quarter ended September 30, 2007.

Cash used in investing activities was $14,076 for the three months ended September 30, 2007 and represents our cash purchases of gaming equipment.  Additional gaming equipment valued at $19,630 was acquired in a vendor financing arrangement which requires monthly payments of $3,272 plus interest at prime plus 3% through March 2008.  For the year ended June 30, 2008 we expect to spend approximately $200,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under similar terms.  For the three months ended September 30, 2006, we used net cash of $29,358 in investing activities, which included $19,385 used for purchases of gaming equipment and building improvements, as well as $10,000 paid on the obligation regarding our investment in Global Gaming Technologies, LLC.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of September 30, 2007, we had made total cash contributions totaling $60,000.  The balance due of $40,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended September 30, 2007 we have recorded $1,689 for various GGT product development expenditures.

Cash flows used in financing activities decreased $33,785 to $25,465 for the three months ended September 30, 2007, compared to cash used of $59,250 in 2006.  The amount for both the three months ended September 30, 2007 and 2006 represents principal payments on our mortgage debt and equipment financing obligations.

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

Reports on Form 8-K:
Current Report on Form 8-K, Items 2.02, 7.02, & 9.01, dated October 12, 2007 as filed with the Commission on October 12, 2007.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: _November 13, 2007	By: _/s/ Clifford L. Neuman_
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: November 13, 2007	By: _/s/ Todd Huss
Todd Huss, Chief Financial Officer