Form 10QSB
period 2007-12-31
GLOBAL CASINOS INC
filed 2008-02-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

As of February 12, 2007, the Registrant had 5,202,907 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations for the six month periods ended December 31, 2007 and 2006 and its cash flows for the six month periods ended December 31, 2007 and 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2007
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 1,735,518
Accrued gaming income	114,142
Inventory	7,911
Other	12,537
Total current assets	1,870,108
Acquisition escrow deposit	100,000
Investment in Global Gaming Technologies	63,313
Land, building and improvements, and equipment:
Land	517,950
Building and improvements	4,110,685
Equipment	2,405,249
Total land, building and improvements, and equipment	7,033,884
Land, building and improvements, and equipment, net	3,415,356
Total assets	$ 5,448,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 30,319
Accounts payable, related parties	23,859
Accrued expenses	236,306
Accrued interest	3,852
Joint venture obligation	30,000
Current portion of long-term debt	46,784
Other	120,000
Total current liabilities	491,120
Long-term debt, less current portion	1,880,926
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,202,907 shares issued and outstanding	260,146
Additional paid-in capital	13,632,564
Accumulated (deficit)	(11,216,979)
Total equity	3,076,731

Total liabilities and stockholders' equity	$ 5,448,777

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Casino	$ 930,251	$ 881,716
Promotional allowances	(38,344)	(34,411)
Net Revenues	$ 891,907	$ 847,305

Expenses:
Casino operations	762,990	779,174
Operating, general, and administrative	42,076	78,288
	805,066	857,462

Income from operations	86,841	(10,157)

Other income (expense):
Interest expense	(19,127)	(25,568)
Equity in earnings of Global Gaming Technologies	(4,533)	(8,939)

Income before provision for income taxes	63,181	(44,664)
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	63,181	(44,664)

Earnings (loss) per common share:
Basic	$ 0.01	$ (0.01)
Diluted	$ 0.01	$ (0.01)

Weighted average shares outstanding:
Basic	5,202,907	5,152,907
Diluted	5,290,311	5,284,157

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Casino	$ 1,863,225	$ 1,945,120
Promotional allowances	(76,651)	(88,964)
Net Revenues	$ 1,786,574	$ 1,856,156

Expenses:
Casino operations	1,519,628	1,542,850
Operating, general, and administrative	98,661	142,816
	1,618,289	1,685,666

Income from operations	168,285	170,490

Other income (expense):
Interest expense	(39,892)	(50,662)
Equity in earnings of Global Gaming Technologies	(6,222)	(8,939)

Income before provision for income taxes	122,171	110,889
Provision for income taxes	-	-

Net income (loss) attributible to common stockholders	122,171	110,889

Earnings (loss) per common share:
Basic	$ 0.02	$ 0.02
Diluted	$ 0.02	$ 0.02

Weighted average shares outstanding:
Basic	5,202,907	5,152,907
Diluted	5,290,666	5,284,574

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$ 264,168	$ 489,036

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(38,387)	(34,179)
Investment in Global Gaming Technologies	(10,000)	(30,000)

Net cash (used) by investing activities	(48,387)	(64,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(44,231)	(135,237)
Net cash (used) by financing activities	(44,231)	(135,237)

Net increase in cash	171,550	289,620
Cash at beginning of period	1,563,968	1,181,908

Cash at end of period	$ 1,735,518	$ 1,471,528

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 54,580	$ 56,015
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment financing obligations	$ 19,630	$ 99,772

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

1.        Organization and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of June 30, 2007, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.  Global Casinos, Inc. (the “Company” or “Global”), a Utah corporation, develops and operates gaming casinos.  The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  As of December 31, 2007, the Company’s only operating subsidiary was CASINOS USA, INC. ("Casinos USA"), a Colorado corporation, which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado.

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

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 35,045 and 131,250 were not included in the calculation of diluted earnings per share for the three months ended December 31, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.  For the six months ended December 31, 2007 and 2006 potentially dilutive shares of 30,253 and 15,000 were not included in the calculation of diluted earnings per share, respectively, as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31, 2007, $114,142 of income was accrued and recorded as a current asset.

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

For the three and six months ended December 31, 2006 we recorded compensation expense of $20,652 and $40,967, respectively, under the requirements as discussed above.  No such expense was recorded for the three or six months ended December 31, 2007.

6.       Notes Payable and Long-Term Debt

At December 31, 2007, notes payable and long-term debt consisted of the following:

Senior mortgages payable to an investment company, collateralized by real estate, interest at 7%, monthly payments of $6,768 through September 2009. Final payment of $943,000.	$ 967,976
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000	949,919

Installment note payable to equipment supplier, requiring monthly payments of $3,272 plus interest at prime plus 3%, final payment due March 30, 2008.	9,815
Total notes payable and long-term debt	1,927,710
Less current portion	(46,784)
Long-term debt, net	$ 1,880,926

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

8.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2007 and 2006, his billings to the Company totaled $36,392 and $44,640 respectively.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2007 and 2006, his billings to the company for services were $9,750 and $16,000, respectively.

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

Leases

Prior to January 2006, the Company leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement requires Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment is allocated as $2,000 to rent expense, and $1,000 to clerical services.  The agreement expired on December 31, 2007 and was extended under the same terms to December 31, 2008 by mutual agreement.

At December 31, 2007 the minimum required payments through the remaining term of the Shared Services Agreement for fiscal year ending June 30, 2008 are $18,000.

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

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $5,677,000 available to reduce future taxable income.

11.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2007, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational start-up costs.  For the six months ended December 31, 2007 and 2006 we have recorded $6,222 and 8,939 for various GGT product development expenditures.  Since February 2006, we have recorded $36,687, cumulatively, for various GGT start-up and product development costs

As of December 31, 2007, the Company has made cash payments to GGT of $70,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $30,000 obligation was recorded as a current liability.

12.      ACQUISITION

Effective June 14, 2007, the Company entered into a definitive Asset Purchase and Sale Agreement (“Agreement”) with Doc Holliday Casino, LLC (“Doc Holliday”), a Colorado limited liability company to acquire substantially all of the tangible and intangible assets used in connection with the operation of Doc Holliday Casino, a limited stakes gaming casino located in Central City, Colorado.  The purchase price is $2.65 million, subject to adjustments, payable with a combination of cash and short-term debt, the assumption of certain liabilities, and common stock.  Completion of the acquisition is subject to numerous material contingencies, including the need to complete an equity financing, the need for regulatory approvals from the Colorado Division of Gaming and the Local Liquor Licensing Authority, the completion of audited historical financial statements of Doc Holliday Casino, as well as other conditions precedent customary to transactions of this nature.

On June 20, 2007, the Company deposited $100,000 to an escrow account as required by the Agreement.  The earnest money funds are part of the total purchase price per the Agreement.  It is anticipated Doc Holliday will incur audit and other financial costs associated with the acquisition.  The earnest money is to be paid to Doc Holliday as the sole remedy in the event the acquisition can not be consummated due to the Company’s breach of the Agreement, or because of its inability to complete the necessary equity financing.

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

Overview

We operate in the domestic gaming industry.  We were organized as a holding company for the purpose of acquiring and operating casinos, gaming properties and other related interests. At December 31, 2007, our operations consisted solely of the Bull Durham Saloon & Casino in Black Hawk, Colorado.

Our operations are seasonal.  The Bull Durham experiences a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming license is subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

We recognized net income of $63,181 ($0.01 per share) for the three months ended December 31, 2007 compared to a net loss of $(44,664) ($(0.01) per share) for the same period in 2006.  The increase in our net income is primarily due to increases in customer traffic during the quarter partially attributed to favorable weather conditions during the quarter as compared to the same period in 2006, as well as decreases in operating and net interest expenses as discussed below.

Revenues

Casino revenues for the three months ended December 31, 2007 were $930,251 compared to $881,716 for the 2006 period, an increase of $48,535 or 5.5%.  Our total coin-in was up by 2.6% for the three months ended December 31, 2007 over the comparable period in 2006 generally attributed to conditions as discussed above, and we also experienced a slight 0.2% increase in our hold percentage for the three months ended December 31, 2007 over the three months ended December 31, 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $3,933 from $34,411 to $38,344 for the three months ended December 31, 2007 and 2006, respectively.  The primary reason for the increase was due increases in gaming and a change in our estimate of the expected redemption rates under the program during the quarter ended December 31, 2006.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2007	December 31, 2006	$ Variance	% Variance
Labor & Benefits	315,794	321,133	(5,339)	-1.7%
Marketing & Advertising	122,433	136,846	(14,413)	-10.5%
Depreciation & Amortization	117,223	121,184	(3,961)	-3.3%
Food & Beverage	48,471	47,163	1,308	2.8%
Repair, Maintenance & Supplies	37,105	37,115	(10)	0.0%
Device fees	42,897	33,675	9,222	27.4%
Professional fees	28,000	25,500	2,500	9.8%
Insurance, Taxes & Licenses	14,681	18,517	(3,836)	-20.7%
Utilities & Telephone	4,357	4,706	(349)	-7.4%
Other casino expenses	32,029	33,335	(1,306)	-3.9%
	762,990	779,174	(16,184)	-2.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s employee benefit and health insurance plans.  The slight 1.7% decrease is primarily attributable to a reduction in our vacation benefit accrual in 2007, and a decrease in our workers compensation insurance requirements in 2007.  These savings were partially offset by a 2.7% increase in casino salaries and wages due to normal merit increases.  Total labor and benefits costs as a percentage of casino revenues decreased for the quarter from 36.4% to 33.9% for the three months ended December 31, 2007 and 2006, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The decrease is attributed to a decrease in the number of charter busses utilized during the month of October.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The slight decrease of $3,961 is primarily associated with casino games that have fully depreciated.  Our efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible are ongoing.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The slight $1,308 increase from the comparable period in 2006 is primarily the result of the increased customer traffic as discussed above.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  For the three months ended December 31, 2007, there were no significant variances in costs within this category as compared to the three months ended September 30, 2006.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of $9,222 for the quarter over quarter comparison is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight increase of $2,500 is primarily attributed to an increase in the director per meeting compensation.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  The decrease of $3,836 is partially attributed to a change in financing terms for our property and liability package for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006.

Utilities & Telephone: Includes all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  For the three months ended December 31, 2007, there were no significant variances in costs within this category as compared to the three months ended December 31, 2006.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the three months ended December 31, 2007, there were no significant variances in costs within this category as compared to the three months ended December 31, 2006.

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

For the three months ended December 31, 2007, total operating, general, and administrative costs were $42,076, as compared to $78,288 for the comparable three months ended December 31, 2006, a decrease of $36,212 or 46.3%, and is attributable to two primary factors.  First, during the three months ended December 31, 2006 we incurred approximately $19,000 of expenses associated with the preparation and distribution of our annual meeting proxy materials.  No costs associated with the preparation and distribution of our 2007 annual meeting proxy were incurred during the three months ending December 31, 2007.  Second, during the quarter ended December 31, 2006 we recognized $20,652 of stock based compensation costs associated with the vesting of certain stock purchase options.  No stock compensation expense was incurred during the three months ended December 31, 2007.  Other than these two items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

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

Interest expense

Interest expense was $19,127 for the three months ended December 31, 2007 compared to $25,568 for the comparable period in 2006, and represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions. Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended December 31, 2007 and 2006 we recorded $4,533 and $8,939, respectively, for various GGT organizational start-up and product development expenditures.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,677,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Results of Operations - Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

We recognized net income of $122,171 ($0.02 per share) for the six months ended December 31, 2007 compared to net income of $110,889 ($0.02 per share) for the same period in 2006.  The increase in our net income is primarily due to increases in customer traffic during the second quarter partially attributed to favorable weather conditions during the most recent quarter as compared to the same period in 2006, as well as decreases in operating and net interest expenses as discussed below.

Revenues

Casino revenues for the six months ended December 31, 2007 were $1,863,225 compared to $1,945,120 for the 2006 period, a decrease of $81,895 or 4.2%.  The decrease is primarily attributed to unfavorable economic conditions and construction activity in the area during the first quarter.  Our total coin-in was down slightly by 1.2% for the six months ended December 31, 2007 over the comparable period in 2006, and we also experienced a slight 0.2% decrease in our hold percentage for the six months ended December 31, 2007 over the six months ended December 31, 2006.

Promotional allowances include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased $12,313 from $88,964 to $76,651 for the six months ended December 31, 2007 and 2006, respectively.  The primary reason for the decrease was attributed to reduced customer earnings under the program during the quarter ending September 30, 2007 and a change in estimated redemption rates during the quarter ending September 30, 2006.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino.  The following table summarizes such expenses for comparison and discussion purposes:

	For the six months ended
	December 31, 2007	December 31, 2006	$ Variance	% Variance
Labor & Benefits	621,530	625,414	(3,884)	-0.6%
Marketing & Advertising	247,834	262,776	(14,942)	-5.7%
Depreciation & Amortization	234,768	242,156	(7,388)	-3.1%
Food & Beverage	99,857	105,575	(5,718)	-5.4%
Repair, Maintenance & Supplies	72,954	78,992	(6,038)	-7.6%
Device fees	85,490	67,350	18,140	26.9%
Professional fees	54,000	49,000	5,000	10.2%
Insurance, Taxes & Licenses	34,220	39,597	(5,377)	-13.6%
Utilities & Telephone	37,839	34,323	3,516	10.2%
Other casino expenses	31,136	37,667	(6,531)	-17.3%
	1,519,628	1,542,850	(23,222)	-1.5%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, and costs associated with the casino’s employee benefit and health insurance plans.  The slight 0.6% decrease is primarily attributable to a reduction in our vacation benefit accrual in 2007, and a decrease in our workers compensation insurance requirements in 2007.  These savings were partially offset by a 1.9% increase in casino salaries and wages due to normal merit increases.  Total labor and benefits costs as a percentage of casino revenues increased slightly for the period from 32.2% to 33.4% for the six months ended December 31, 2007 and 2006, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  The decrease is attributed to a decrease in the number of charter busses utilized primarily during the month of October.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The slight decrease of $7,388 is primarily associated with casino games that have fully depreciated.  Our efforts to upgrade and maintain the quality and appearance of the machines in order to provide the best customer experience possible are ongoing.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $5,718 decrease from the comparable period in 2006 is primarily the result of decreased customer traffic during the first quarter as discussed above.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, casino supplies, as well as parts and repair efforts to maintain the quality of our slot machines.  The 7.6% decrease is attributed to a decrease of slot machine parts and supplies purchasing, as well as a large purchase of customer coin cups during the comparable period in 2006.

Device Fees: Includes local fees paid to the city of Blackhawk based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of $18,140 over the comparable period in 2006 is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $5,000 is primarily attributed to an increase in the director per meeting compensation and an increase in accounting and audit service accruals.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casino.  The decrease of $5,377 is partially attributed to a change in financing terms for our property and liability package for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006.

Utilities & Telephone: Includes all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  The $3,516 increase is attributed to increased utility costs over the comparable period in 2006.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with off-site storage.  For the six months ended December 31, 2007, there were no significant variances in costs within this category as compared to the six months ended December 31, 2006.

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

For the six months ended December 31, 2007, total operating, general, and administrative costs were $98,661, as compared to $142,816 for the comparable six months ended December 31, 2006, a decrease of $44,155 or 30.9%, and is attributable to two primary factors.  First, during the six months ended December 31, 2006 we incurred approximately $19,000 of expenses associated with the preparation and distribution of our annual meeting proxy materials.  No costs associated with the preparation and distribution of our 2007 annual meeting proxy were incurred during the six months ending December 31, 2007.  Second, during the six months ended December 31, 2006 we recognized $40,967 of stock based compensation costs associated with the vesting of certain stock purchase options.  No stock compensation expense was incurred during the six months ended December 31, 2007.  Other than these two items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

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

Interest expense

Interest expense was $39,892 for the six months ended December 31, 2007 compared to $50,662 for the comparable period in 2006, and represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions. Monthly interest expense is expected to continue to decrease as the principal balances of our mortgage notes continue to decrease through normal debt service.

Other

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the six months ended December 31, 2007 and 2006 we recorded $6,222 and $8,939, respectively, for various GGT organizational start-up and product development expenditures.

For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,677,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  Thus, there is no guarantee that Global will be able to utilize its NOL before it expires and no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2007, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at the Company’s sole operating subsidiary has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At December 31, 2007, the Company had cash and cash equivalents of $1,735,518, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casino is required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balance at December 31, 2007 was in excess of funds required by gaming regulations.

Our working capital improved by $286,423 to $1,378,988 at December 31, 2007 from $1,092,565 at June 30, 2006, primarily because of cash flow from operating activities.

Cash provided by operating activities was $264,168 for the six months ended December 31, 2007.  For the same period in 2006, operating activities provided net cash of $489,036.  The decrease in cash provided by operating activities of $224,868 was primarily the result of certain non-cash charges for stock based compensation in 2006, as well as increases during the six months ended December 31, 2007 in our accrued gaming income and decreases in our accounts payable and accrued expenses from the comparable period in 2006.

Cash used in investing activities was $48,387 for the six months ended December 31, 2007 and primarily represents our cash purchases of gaming equipment, as well as $10,000 paid on the obligation regarding our investment in Global Gaming Technologies, LLC.  Additional gaming equipment valued at $19,630 was acquired in a vendor financing arrangement which requires monthly payments of $3,272 plus interest at prime plus 3% through March 2008.  For the year ended June 30, 2008 we expect to spend approximately $200,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under similar terms.  For the six months ended December 31, 2006, we used net cash of $64,179 in investing activities, which included $34,179 used for purchases of gaming equipment and building improvements, as well as $30,000 paid on the obligation regarding our investment in Global Gaming Technologies, LLC.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of December 31, 2007, we had made total cash contributions totaling $70,000.  The balance due of $30,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the six months ended December 31, 2007 and 2006 we recorded $6,222 and $8,939, respectively, for various GGT organizational start-up and product development expenditures.

Cash flows used in financing activities decreased $91,006 to $44,231 for the six months ended December 31, 2007, compared to cash used of $135,237 in 2006.  These amounts represent principal payments on our mortgage debt and equipment financing obligations.

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

a)

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:
31.	Certification required by Section 13a-14(a) of the Exchange Act.
32.	Certification Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:
Current Report on Form 8-K, Items 1.01 & 9.01, dated November 30, 2007 as filed with the Commission on December 3, 2007.

Current Report on Form 8-K, Items 7.01 & 9.01, dated December 4, 2007 as filed with the Commission on December 4, 2007.

Report on Form 8-K, Items 1.01 & 9.01, dated December 5, 2007 as filed with the Commission on December 6, 2007.

Report on Form 8-K, Items 7.01 & 9.01, dated December 7, 2007 as filed with the Commission on December 7, 2007.

Report on Form 8-K, Items 1.01 and 9.01, dated January 30, 2008 as filed with the Commission on February 4, 2008.

Report on Form 8-K, Items 7.01 and 9.01, dated February 4, 2008 as filed with the Commission on February 4, 2008.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: _February 13, 2008	By: _/s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 13, 2008	By: __/s/ Todd Huss__
Todd Huss, Chief Financial Officer