Form 10-Q
period 2008-03-31
GLOBAL CASINOS INC
filed 2008-05-16
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]  Non-accelerated filer [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of May 16, 2008, the Registrant had 5,752,907 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and June 30, 2007, and its results of operations for the nine month periods ended March 31, 2008 and 2007, its statements of stockholders’ equity for the period July 31, 2006 through March 31, 2008, and its cash flows for the nine month periods ended March 31, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(unaudited)

	ASSETS

Current Assets
Cash and cash equivalents	$ 1,012,750	$ 1,563,968
Accrued gaming income	139,320	39,273
Inventory	17,849	7,410
Prepaid expenses and other current assets	110,067	13,606
Total current assets	1,279,986	1,624,257

Acquisition escrow deposit	-	100,000

Investment in Global Gaming Technologies	62,409	69,535

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,110,685
Equipment	3,055,915	2,347,232
Total land, building and improvements, and equipment	7,695,173	6,975,867

Accumulated depreciation	(3,742,148)	(3,383,760)

Land, building and improvements, and equipment, net	3,953,025	3,592,107

Goodwill	1,898,496	-

Total assets	$ 7,193,916	$ 5,385,899

	GLOBAL CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2008	June 30, 2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 61,947	$ 47,226
Accounts payable, related parties	20,770	24,850
Accrued expenses	364,115	243,100
Accrued interest	6,075	3,852
Joint venture obligation	30,000	40,000
Current portion of long-term debt	659,339	52,664
Other	249,843	120,000
Total current liabilities	1,392,089	531,692

Long-term debt, less current portion	1,688,547	1,899,647

Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,752,907 and 5,202,907 shares issued and outstanding	287,646	260,146

Additional paid-in capital	13,988,864	13,632,564
Accumulated (deficit)	(11,264,230)	(11,339,150)

Total equity	4,113,280	2,954,560

Total liabilities and stockholders' equity	$ 7,193,916	$ 5,385,899

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues:
Casino	$ 966,364	$ 898,546
Promotional allowances	(38,590)	(36,531)
Net Revenues	927,774	862,015

Expenses:
Casino operations	926,156	758,376
Operating, general, and administrative	26,276	71,623
	952,432	829,999

Income (Loss) from operations	(24,658)	32,016

Other income (expense):
Interest	(21,689)	(22,272)
Equity in earnings of Global Gaming Technologies	(904)	(11,317)

Loss before provision for income taxes	(47,251)	(1,573)
Provision for income taxes	-	-

Net loss	(47,251)	(1,573)

Series D Preferred dividends	(3,700)	-
Net loss attributible to common shareholders	$ (50,951)	$ (1,573)

Earnings (loss) per common share:
Basic	$ (0.01)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic	5,282,193	5,174,574
Diluted	5,369,597	5,174,574

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues:
Casino	$ 2,829,589	$ 2,843,666
Promotional allowances	(115,241)	(125,495)
Net Revenues	2,714,348	2,718,171

Expenses:
Casino operations	2,445,784	2,301,226
Operating, general, and administrative	124,937	214,439
	2,570,721	2,515,665

Income from operations	143,627	202,506

Other income (expense):
Interest	(61,581)	(72,934)
Equity in earnings of Global Gaming Technologies	(7,126)	(20,256)

Income before provision for income taxes	74,920	109,316
Provision for income taxes	-	-

Net income	74,920	109,316

Series D Preferred dividends	(3,700)	-
Net income attributable to common shareholders	$ 71,220	$ 109,316

Earnings (loss) per common share:
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02

Weighted average shares outstanding:
Basic	5,272,634	5,160,024
Diluted	5,359,814	5,285,602

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2006 through March 31, 2008

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2006	200,500	$ 401,000	-	$ -	5,152,907	$ 257,646	$ 13,557,933	$ (11,458,227)	$ 2,758,352
Exercise of options	-	-	-	-	50,000	2,500	4,000	-	6,500
Stock based compensation	-	-	-	-	-	-	70,631	-	70,631
Net Income	-	-	-	-				119,077	119,077
Balance as of June 30, 2007	200,500	401,000	-	-	5,202,907	260,146	13,632,564	(11,339,150)	2,954,560
Sale of Series D Preferred stock	-	-	700,000	700,000	-	-	-	-	700,000
Sale of common stock	-	-	-	-	100,000	5,000	45,000	-	50,000
Issue common stock	-	-	-	-	450,000	22,500	315,000	-	337,500
Declaration of Series D Preferred dividends	-	-	-	-	-	-	(3,700)	-	(3,700)
Net Income	-	-	-	-	-	-	-	74,920	74,920
Balance as of June 30, 2007	200,500	$ 401,000	700,000	$ 700,000	5,752,907	$ 287,646	$ 13,988,864	$ (11,264,230)	$ 4,113,280

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 74,920	$ 109,316
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	358,388	363,186
Equity in earnings of Global Gaming Technologies	7,126	20,256
Stock based compensation	-	70,631
Changes in operating assets and liabilities
Accrued gaming income	(100,047)	37,073
Inventories	(501)	(1,271)
Other current assets	2,324	10,215
Accounts payable and accrued expenses	15,448	33,784
Accrued interest	2,223	-
Other current liabilities	4,843	-
Net cash provided by operating activities	364,724	643,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(38,532)	(37,505)
Release of acquisition escrow funds	100,000	-
Acquisition of Doc Holliday net assets	(1,672,376)	-
Investment in Global Gaming Technologies	(10,000)	(40,000)
Net cash (used) by investing activities	(1,620,908)	(77,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(302,316)	(211,332)
Proceeds from sale of Series D preferred stock	700,000	-
Proceeds from sale of common stock	50,000	-
Exercise of stock options	-	6,500
Net cash provided (used) by financing activities	447,684	(204,832)

Net (decrease) increase in cash	(808,500)	360,853
Cash at beginning of period	1,563,968	1,181,908
Cash acquired in acquisition of Doc Holliday	257,282	-
Cash at end of period	$ 1,012,750	$ 1,542,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 79,757	$ 84,357
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Common stock issued in acquisition of Doc Holliday	$ 337,500	$ -
Debt assumed in acquisition of Doc Holliday	$ 653,087	$ -
Equipment financing obligations	$ 44,804	$ 99,772
Accrued and unpaid dividends on Series D preferred stock	$ 3,700	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

As of March 31, 2008, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

3.       Earnings per Common Share

Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Potentially dilutive shares of 35,045 and 112,784 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, as their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2008 and 2007 potentially dilutive shares of 38,077 and 15,000 were not included in the calculation of diluted earnings per share, respectively, as their inclusion would have been anti-dilutive.

4.       Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, 2008, $139,320 of income was accrued and recorded as a current asset.

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

For the three and nine months ended March 31, 2007 we recorded compensation expense of $29,664 and $70,631, respectively, under the requirements as discussed above.  No such expense was recorded for the three or nine months ended March 31, 2008.

6.       Notes Payable and Long-Term Debt

At March 31, 2008, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646 through September 2009. Final payment of $721,475.	$ 728,183
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000.	944,239
Note payable to seller of Doc Holliday Casino, total principal due March 31, 2009, no interest, net of discount of $30,655.	369,345
Installment note payable to seller of Doc Holliday Casino, requiring monthly payments of $13,541 beginning on April 18, 2008, interest at 8%, final payment due March 18, 2009.	155,670
Installment note payable to equipment supplier, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.	128,072
Installment note payable to equipment supplier under Discount Conversion Program Agreement, requiring monthly payments of $2,797, no interest, final payment due December 10, 2008.	22,377
Total notes payable and long-term debt	2,347,886
Less current portion	(659,339)
Long-term debt, net	$ 1,688,347

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  At March 31, 2008, $3,700 of dividends were declared and accrued, and were subsequently paid on April 15, 2008.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Also in March 2008, the Company completed a private offering of 100,000 shares of common stock at a price of $.50 per share.  The proceeds of $50,000 received from the sale were also used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

As partial consideration for the acquisition of Doc Holliday, the Company issued 450,000 shares of common stock to the seller.  The shares were valued at $.75 per share using the average of the closing prices of the common stock for the day prior through the day after the closing of the acquisition on March 18, 2008.

8.       Related Party Transactions

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2008 and 2007, his billings to the Company totaled $59,003 and $65,535 respectively.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2008 and 2007, his billings to the company for services were $21,500 and $13,000, respectively.

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

Leases

Prior to January 2006, the Company leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement requires Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment is allocated as $2,000 to rent expense, and $1,000 to clerical services.  The agreement expired on December 31, 2007 and at that time was extended under the same terms to December 31, 2008 by mutual agreement. In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement will expire June 30, 2008.  No plans currently exist to further modify this agreement.

At March 31, 2008 the minimum required payments through the remaining term of the Shared Services Agreement for fiscal year ending June 30, 2008 are $9,000.

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

At March 31, 2007, the Company had net operating loss carry-forwards of approximately $5,677,000 available to reduce future taxable income.  The Company does not expect the acquisition of Doc Holliday in March 2008 will materially affect the Company’s ability to utilize the operating loss carry-forwards.

11.     Investment in Global Gaming Technologies

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of March 31, 2008, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the nine months ended March 31, 2008 and 2007 we have recorded $7,126 and $20,256, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $37,591, cumulatively, for various GGT start-up, product development and marketing costs.

As of March 31, 2008, the Company has made cash payments to GGT of $70,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $30,000 obligation was recorded as a current liability.

12.      Acquisition

On March 18, 2008 the Company completed its acquisition of substantially all the assets and certain liabilities of the Doc Holliday Casino (“Casino”).  The results of the Casino have been included in the consolidated financial statements since that date.  The Casino is a limited stakes gaming establishment located in Central City, Colorado and is generally considered to be in the same market and gaming environment as the Bull Durham Saloon and Casino.  Our acquisition of the Casino will allow us to benefit from joint marketing efforts, and to a lesser degree reduce its administrative operating expenses through economies of scale.

The purchase was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the assets and liabilities acquired based on their fair values at the completion of the transaction.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The value of the common stock was determined by the average of the closing prices of the Company’s common stock for the day prior through the day after the closing of the acquisition.  Two notes payable were issued to the seller by Doc Holliday II, LLC.  The first note was a 0% interest note of $400,000, due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  The second note in the amount of $155,670, is an 8% installment note requiring monthly principal and interest payments of $13,541, and matures on March 18, 2009.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.  Intangible assets purchased have been determined to have minimal value, and as such none have been recorded.

At March 18, 2008
Current assets, including $257,282 in cash	$ 366,005
Furniture, fixtures and equipment	635,970
Goodwill	1,898,496
Total assets acquired	2,900,471
Current liabilities	237,508
Debt	653,087
Total liabilities assumed	890,595
Net assets acquired	$ 2,009,876

Goodwill resulting from the transaction has not been allocated to specific intangible assets.  It is expected that all goodwill will be deductible for tax purposes.

The following supplemental pro forma information is provided assuming the acquisition was completed at the beginning of each period presented:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues	$ 1,573,000	$ 1,729,000	$ 4,650,000	$ 5,319,000
Net loss attributible to common shareholders	$ (46,000)	$ 24,000	$ 64,000	$ 191,000
Net loss per share	$ (0.01)	$ 0.00	$ 0.01	$ 0.03

Pro forma adjustments include:

1)  Adjustments to recalculate depreciation on fixed assets purchased;

2)  Adjustments to recalculate interest expense based on new debt issued and liabilities assumed; and,

3)  Adjustments to accrue dividends earned on the Series D Preferred Stock, proceeds from which were used as consideration for the transaction.

4)  Recalculations of weighted average common shares outstanding for: a) common stock issued to seller; and, b) new shares sold, the proceeds of which were used as partial consideration for the transaction.

13.      Subsequent Events

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement will automatically terminate on September 1, 2008, unless extended by both parties.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.

In April 2008, the Company completed a private offering of 100,000 shares of common stock to one investor at a price of $.50 per share. The proceeds were used for general working capital.

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

As of March 31, 2008, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

Our operations are seasonal.  Our casinos typically experience a significant increase in business during the summer tourist season.

We operate in a highly regulated environment subject to the political process.  Our retail gaming licenses are subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.

Results of Operations - Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We recognized a net loss available to common shareholders after dividends declared on our Series D preferred stock of $(50,951) ($(0.01) per share) for the three months ended March 31, 2008 compared to a net loss of $(1,573) ($(0.00) per share) for the same period in 2007.  The increase in our net loss is primarily due to operating expenses of the Doc Holliday operations during our start up period, as well as certain marketing and promotional efforts of the Bull Durham operations designed to increase customer traffic during the traditionally slow winter months.

Revenues

Casino revenues for the three months ended March 31, 2008 were $966,364 compared to $898,546 for the 2006 period, an increase of $67,818 or 7.5%, and is generally attributed to revenues of the Doc Holliday casino from the commencement of operations after the acquisition from March 19 through March 31, 2008.  The full period coin-in for the Bull Durham casino was up by 1.2% for the three months ended March 31, 2008 over the comparable period in 2007, however we also experienced a slight 0.15% decrease in our hold percentage for the three months ended March 31, 2008 over the three months ended March 31, 2007.

Promotional allowances primarily include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased $2,059 from $36,531 to $38,590 for the three months ended March 31, 2008 and 2007, respectively.  The primary reason for the increase was due increases in gaming and a change in our estimate of the expected redemption rates under the program during the current year.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino from March 19 through March 31, 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2008	March 31, 2007	$ Variance	% Variance
Labor & Benefits	363,617	307,253	56,364	18.3%
Marketing & Advertising	162,770	109,935	52,835	48.1%
Depreciation & Amortization	123,621	121,030	2,591	2.1%

Food & Beverage	54,721	48,030	6,691	13.9%
Repair, Maintenance & Supplies	51,704	39,204	12,500	31.9%
Device fees	42,745	39,849	2,896	7.3%
Professional fees	26,000	26,000	-	0.0%
Insurance, Taxes & Licenses	47,004	31,089	15,915	51.2%
Utilities & Telephone	26,883	18,929	7,954	42.0%
Other casino expenses	27,091	17,057	10,034	58.8%
	926,156	758,376	167,780	22.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, and costs associated with the casinos’ employee benefit and health insurance plans.  The 18.3% increase is primarily attributable to Doc Holliday operations after the acquisition from March 19 through March 31, 2008.  Total labor and benefits costs as a percentage of casino revenues increased for the quarter from 34.2% to 37.6% for the three months ended March 31, 2007 and 2008, respectively.  We expect our total labor and benefits costs as a percentage of casino revenues to decrease as the Doc Holliday casino operations stabilize over the near term.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  Approximately $25,000 of the increase is attributed to the Doc Holliday operations after the acquisition from March 19 through March 31, 2008.  The remaining approximately $28,000 of the increase is attributed to increased promotional activity including marketing supplies, mailers and charter busses utilized during the quarter.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $2,591 is primarily associated with the gaming assets of Doc Holliday casino.  Our efforts to upgrade and maintain the quality and appearance of the machines in our casinos are part of our customer loyalty strategy to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $6,691 increase from the comparable period in 2006 is primarily the result of Doc Holliday operations after the acquisition from March 19 through March 31, 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $12,500 is primarily attributable to our continued efforts to upgrade and maintain the quality and appearance of the machines in our casinos are part of our customer loyalty strategy to provide the best customer experience possible.

Device Fees: Includes local fees paid to the city of Blackhawk by the Bull Durham casino based on the number of slot machines in operation.  The slight increase of $2,896 for the quarter over quarter comparison is attributed to the turnover of new and upgraded machines placed in service.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  There were no significant changes in the costs within this category during the quarter.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $15,915 is primarily attributed licenses obtained or renewed for the Doc Holliday casino due to the change in ownership with the acquisition completed on March 18, 2008.

Utilities & Telephone: Includes all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  The increase of $7,954 is primarily attributed to the Doc Holliday operations after the acquisition from March 19 through March 31, 2008, and to a lesser degree general increases in utility costs.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with the Doc Holliday casino and off-site storage.  The increase of approximately $10,000 is attributed to lease costs relating to the Doc Holliday casino.

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

For the three months ended March 31, 2008, total operating, general, and administrative costs were $26,276, as compared to $71,623 for the comparable three months ended March 31, 2007, a decrease of $45,347 or 63.3%, and is attributable to two primary factors.  First, during the quarter ended March 31, 2007 we recognized $29,664 of stock based compensation costs associated with the vesting of certain stock purchase options.  No stock compensation expense was incurred during the three months ended March 31, 2008.  Second, certain costs associated with the Doc Holliday acquisition were paid on behalf of the casino prior to the completion of the acquisition.  Upon completion of the acquisition, those costs totaling approximately $20,000 were charged back to the Doc Holliday operating subsidiary.  Other than these two items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

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

Interest expense

Interest expense was $21,689 for the three months ended March 31, 2008 compared to $22,272 for the comparable period in 2007, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.  We expect our interest expense to increase in future periods as a result of new debt associated with the acquisition of the Doc Holliday casino.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended March 31, 2008 and 2007 we recorded $904 and $11,317, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  On March 31, 2008, $3,700 of dividends were declared and subsequently paid to the preferred shareholders on April 15, 2008.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,677,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Results of Operations - Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

We recognized net income available to common shareholders after dividends declared on our Series D preferred stock of $71,220 ($0.01 per share) for the three months ended March 31, 2008 compared to net income of $109,316 ($0.02 per share) for the same period in 2007.  The decrease in our net income is primarily due to operating results of the Doc Holliday casino during our start up period from March 19 through March 31, 2008.

Revenues

Casino revenues for the nine months ended March 31, 2008 were $2,829,589 compared to $2,843,666 for the 2007 period, a slight decrease of $14,077 or 0.5%.  Total full period revenues for the Bull Durham were $2,750,643, while revenues for Doc Holliday were $78,946 from commencement of operations after the acquisition from March 19 through March 31, 2008.  The full period coin-in for the Bull Durham casino was down 0.4% for the nine months ended March 31, 2008 over the comparable period in 2007, and we also experienced a slight 0.18% decrease in our hold percentage for the nine months ended March 31, 2008 over the nine months ended March 31, 2007.

Promotional allowances primarily include anticipated redemptions associated with our Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased $10,254 from $125,495 to $115,241 for the nine months ended March 31, 2007 and 2008, respectively.  The primary reason for the decrease was attributed to a decrease in earnings under the program.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino from March 19 through March 31, 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2008	March 31, 2007	$ Variance	% Variance
Labor & Benefits	985,146	938,558	46,588	5.0%
Marketing & Advertising	410,604	372,712	37,892	10.2%
Depreciation & Amortization	358,388	363,186	(4,798)	(1.3)%
Food & Beverage	154,577	153,787	790	0.5%
Repair, Maintenance & Supplies	124,658	117,768	6,890	5.9%
Device fees	128,234	107,199	21,035	19.6%
Professional fees	80,000	75,000	5,000	6.7%

Insurance, Taxes & Licenses	82,612	72,060	10,552	14.6%
Utilities & Telephone	64,721	53,253	11,468	21.5%
Other casino expenses	56,844	47,703	9,141	19.2%
	2,445,784	2,301,226	144,558	6.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, and costs associated with the casinos’ employee benefit and health insurance plans.  The 5.0% increase is primarily attributable to Doc Holliday operations after the acquisition from March 19 through March 31, 2008.  Total labor and benefits costs as a percentage of casino revenues increased for the quarter from 33.0% to 34.8% for the nine months ended March 31, 2007 and 2008, respectively.  We expect our total labor and benefits costs as a percentage of casino revenues to decrease as the Doc Holliday casino operations stabilize over the near term.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  Approximately $25,000 of the increase is attributed to the Doc Holliday operations after the acquisition from March 19 through March 31, 2008.  The remaining approximately $13,000 of the increase is attributed to increased promotional activity including marketing supplies, mailers and charter busses utilized during the period.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The slight decrease of $4,798 is primarily associated with casino games that have fully depreciated.  Our efforts to upgrade and maintain the quality and appearance of the machines in our casinos are part of our customer loyalty strategy to provide the best customer experience possible.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The slight $790 increase from the comparable period in 2006 is primarily the result of Doc Holliday operations after the acquisition from March 19 through March 31, 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $6,890 is primarily attributable to our continued efforts to upgrade and maintain the quality and appearance of the machines in our casinos are part of our customer loyalty strategy to provide the best customer experience possible.

Device Fees: Includes local fees paid to the city of Blackhawk by the Bull Durham casino based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  The increase of $21,035 over the comparable period in 2007 is attributed to the elimination of this waiver.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $5,000 is primarily attributed to an increase in the director per meeting compensation at Casinos USA and an increase in accounting and audit service accruals.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $10,552 is primarily attributed licenses obtained or renewed for the Doc Holliday casino due to the change in ownership with the acquisition completed on March 18, 2008.

Utilities & Telephone: Includes all costs associated with the casino’s telephone system, cell phone usage, and utility costs.  The increase of $11,468 is primarily attributed to the Doc Holliday operations after the acquisition from March 19 through March 31, 2008, and to a lesser degree general increases in utility costs.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, postage, bad debts, parking allowances and lease costs associated with the Doc Holliday casino and off-site storage.  The increase of approximately $9,000 is attributed to lease costs relating to the Doc Holliday casino.

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

For the nine months ended March 31, 2008, total operating, general, and administrative costs were $124,937, as compared to $214,439 for the comparable nine months ended March 31, 2007, a decrease of $89,502 or 41.7%, and is attributable to two primary factors.  First, during the nine months ended March 31, 2007 we recognized $70,631 of stock based compensation costs associated with the vesting of certain stock purchase options.  No stock compensation expense was incurred during the nine months ended March 31, 2008.  Second, during the nine months ended March 31, 2007 we incurred approximately $19,000 of expenses associated with the preparation and distribution of our annual meeting proxy materials.  No costs associated with the preparation and distribution of our 2007 annual meeting proxy were incurred during the nine months ending March 31, 2008.  Other than these two items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

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

Interest expense

Interest expense was $61,581 for the nine months ended March 31, 2008 compared to $72,934 for the comparable period in 2007, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.  We expect our interest expense to increase in future periods as a result of new debt associated with the acquisition of the Doc Holliday casino.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the nine months ended March 31, 2008 and 2007 we recorded $7,126 and $20,256, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  On March 31, 2008, $3,700 of dividends were declared and subsequently paid to the preferred shareholders on April 15, 2008.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,677,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2007, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  We have not had sufficient time to determine if cash flows from our other operating subsidiary, Doc Holliday, will be sufficient to fund its operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At March 31, 2008, the Company had cash and cash equivalents of $1,012,750, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at March 31, 2007 were in excess of funds required by gaming regulations.

Our working capital decreased by $1,204,688 to $(112,103) at March 31, 2008 from $1,092,565 at June 30, 2006, entirely due to cash outlays and short term debt issued in connection with our acquisition of Doc Holliday on March 18, 2008.

Cash provided by operating activities was $364,724 for the nine months ended March 31, 2008.  For the same period in 2007, operating activities provided net cash of $643,190.  The decrease in cash provided by operating activities of $(278,466) was primarily the result of certain non-cash charges for stock based compensation in fiscal year 2007, as well as increases during the nine months ended March 31, 2008 in our accrued gaming income.

Cash used in investing activities was $(1,620,908) for the nine months ended March 31, 2008.  On March 18, 2008 we completed the acquisition of substantially all the assets and certain liabilities of the Doc Holliday casino.  The Asset Purchase and Sale Agreement (“Agreement”) required us to deposit into escrow $100,000 as earnest money.  Upon closing of the acquisition, these funds were released from escrow.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The new short term debt consists of two notes payable to the seller.  The first note was a 0% interest note of $400,000, due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  The second note in the amount of $155,670, is an 8% installment note requiring monthly principal and interest payments of $13,541, and matures on March 18, 2009.

During the nine months ended March 31, 2008 we made cash purchases of gaming equipment totaling $38,532.  Additional gaming equipment valued at $44,804 was acquired in vendor financing arrangements.  At March 31, 2008 our remaining liability on the vendor financing arrangements was $22,377, and requires monthly payments of $2,797 through December 2008.  For the year ended June 30, 2008 we expect to spend approximately $150,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under similar terms.  Also during the nine months ended March 31, 2008 we paid $10,000 on the obligation regarding our investment in Global Gaming Technologies, LLC.  For the nine months ended December 31, 2007, we used net cash of $77,505 in investing activities, which included $37,505 used for purchases of gaming equipment and building improvements, as well as $40,000 paid on the obligation regarding our investment in Global Gaming Technologies, LLC.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of March 31, 2008, we had made total cash contributions totaling $70,000.  The balance due of $30,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  At this time GGT has no revenues.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational and marketing costs.  For the nine months ended March 31, 2008 and 2007 we recorded $7,126 and $20,256, respectively, for various GGT product development, organizational and marketing costs.

Cash flows provided by financing activities increased $652,516 to $447,684 for the nine months ended March 31, 2008, compared to cash used of $(204,832) in fiscal 2007.  Principal payments on our long term debt totaled $302,316 for the nine months ended March 31, 2008, including the payoff of a senior mortgage in the amount of $238,853 to an investment company relating to the Bull Durham Casino.  Principal payments on long term debt totaled  $211,332 for the nine months ended March 31, 2007 , and generally represent principal payments on our mortgage debt and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  At March 31, 2008, $3,700 of dividends were declared and accrued, and were subsequently paid on April 15, 2008.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Also in March 2008, the Company completed a private offering of 100,000 shares of common stock at a price of $.50 per share.  The proceeds of $50,000 received from the sale were also used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Subsequent Events

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement will automatically terminate on September 1, 2008, unless extended by both parties.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.

In April, 2008, the Company completed a private offering of 100,000 shares of common stock to one investor at a price of $.50 per share. The proceeds were used for general working capital.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM  4.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 1A	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Global Casinos, Inc., a Utah corporation (the "Company"), completed in April, 2008:

a.

In April, 2008, the Company sold and  issued an aggregate of 100,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) in consideration of $50,000.

b.

The shares were issued to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e. Not applicable. f. The proceeds received were used for general working capital.

Item 3.

Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.

Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: _May 16, 2008	By: /s/ Clifford L. Neuman_______
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May 16, 2008	By: /s/ Todd Huss________________
Todd Huss, Chief Financial Officer