Form 10-K
period 2008-06-30
GLOBAL CASINOS INC
filed 2008-10-10
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-15415

             GLOBAL CASINOS, INC.
 (Exact name of Registrant as specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

     1507 Pine Street, Boulder, Colorado 80302
(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number: (303) 449-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [____]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company..  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)_

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year is $4,105,651

The number of shares outstanding of the registrant’s common stock, as of October 10, 2008, are 5,955,203.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

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

       As of June 30, 2008, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates  the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity which owns certain pending gaming technology patents.  This investment is being accounted for under the equity method.

Description of Operations

Casinos U.S.A. - The Bull Durham Saloon and Casino

       Background: Casinos U.S.A. was acquired on November 19, 1993.  Global Casinos acquired 100% of the outstanding common stock of Casinos U.S.A., a Colorado corporation, and Lincoln Corporation ("Lincoln") and Woodbine Corporation ("Woodbine"), both South Dakota corporations, in exchange for 253,500 shares of the Company's common stock. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively; both located in Deadwood, South Dakota.  The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.  Both Lincoln and Woodbine are now inactive corporations.

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

       Operations: The Bull Durham is located approximately one hour from Denver, Colorado in the mountain town of Black Hawk.  The Company has operated The Bull Durham since 1993, soon after limited stakes gambling was legalized in Black Hawk in 1992. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,665,582 in debt, as of June 30, 2008.

       As of June 30, 2008, we operated 188 slot machines.  The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced or upgraded 19 machines.  The current popular trend is in the "penny" and "nickel" machines.

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

       Concurrently with the discussions with the Division of Gaming, the Company entered into discussions with Astraea Investment Management, L.P. ("Astraea") to restructure the Company's financial and operational obligations. Effective September 17, 2002, the terms of the restructuring were finalized (the "2002 Restructuring"), resulting in:

•

a modification of an unsecured note held by Astraea in the principal amount of $500,000, (which has since been repaid);

•

a modification of two mortgage notes held by Astraea in the aggregate principal amounts of approximately $1.0 million;

•

a modification of the remaining subordinated mortgage notes held by third parties;

•

a Service Agreement whereby the Company agreed to provide certain administrative functions for the Bull Durham in consideration of a service fee of $10,000 per month; and

•

an agreement that the Board of Directors of Casinos USA would be comprised of persons approved by Astraea, and an agreement related to their compensation, and that such agreements would remain in  place until the Astraea mortgage notes are repaid.

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

     In March 2008, in order to provide some of the cash necessary to permit the Company to acquire Doc Holliday,  Astraea consented to Casinos USA lending $550,000 to Global Casinos.  The loan is evidenced by a promissory note, due in 2009,  that was assigned to Astraea as further collateral for its mortgage notes.  As part of the arrangement, Casinos USA agreed to an increase in the interest rate applicable to the two Astraea mortgage notes to 12% per annum.

Doc Holliday Casino II, LLC

Background: On March 18, 2008 the Company completed its acquisition of substantially all the assets and certain liabilities of the Doc Holliday Casino (“Doc Holliday”).  The operating results of Doc Holliday have been included in the consolidated financial statements since that date.  Doc Holliday is a limited stakes gaming establishment located in Central City, Colorado and is generally considered to be in the same market and gaming environment as the Bull Durham Saloon and Casino.  Our acquisition of Doc Holliday gives us an opportunity to benefit from joint marketing efforts, and to a lesser degree reduce our administrative operating expenses through economies of scale.

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

          Operations: Doc Holliday is located approximately one hour from Denver, Colorado in the mountain town of Central City.  The Company has operated Doc Holliday since March 2008. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 12,710 square feet of space located at 129 - 131 Main Street in Central City, Colorado.  The casino occupies that space under a lease with a remaining term of seven years. There are presently no options to renew or extend the lease. The monthly rent is $25,000 plus triple net expenses, subject to a three percent cap on annual increases.

       As of June 30, 2008, we operated 190 slot machines and three table games, consisting of  Three Card Poker, Texas Hold’em, and Blackjack.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  Since acquiring Doc Holliday in March 2008, we replaced or upgraded 12 machines.  The current popular trend is in the "penny" and "nickel" machines.

        We currently do not have a player tracking system similar to the Oasis system at Bull Durham.  We plan to implement such a system when we have sufficient capital, as we estimate that a comparable system at Doc Holliday will cost approximately $500,000.

       The Doc Holliday customer base consists primarily of day visitors from Denver.  Many gamblers are transported to Central City on charter buses provided by the casinos.  We also directly contract with certain bus companies to transport guests to our casino from Denver and its surrounding communities.

       We sublease a parking lot in close proximity to the casino at a cost of $7,500 per month. In addition, we rely on "walk-in" traffic and charter bus traffic.  This traffic declines during the winter months when the weather deteriorates.  We do not have a full service restaurant.  Some of our competitors provide extensive food service, including Las Vegas style buffets.

Regulation

       Both the Bull Durham and Doc Holliday Casinos operate as Class B Gaming Casinos, which limits each casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines.  Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $5.00 per bet.

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

Competition

       Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 19 casinos operating in the Black Hawk market.  Additionally, there are 6 casinos located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 9,576 slot machines in the Black Hawk market and 2,093 in the Central City market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2.0% of the Black Hawk market, while the Doc Holliday Casino represents approximately 10% of the total slot machines in Central City.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

Employees

       The Company's President is Clifford L. Neuman, its Secretary is Pete Bloomquist and its Chief Financial Officer is Todd Huss.

       The Bull Durham operates with an on-site general manager who shares his duties with the Doc Holliday casino.  It currently employs 36 persons, including 30 that are considered full-time and 6 that are considered part-time.  The Doc Holliday casino currently employs 28 persons, including 21 that are considered full-time and 7 that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the company believes its employee relations are good.

Global Gaming Technologies, LLC

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2008, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2008 and 2007 we have recorded $8,688 and $30,465, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $39,153, cumulatively, for various GGT start-up, product development and marketing costs.

As of June 30, 2008, the Company has made cash payments to GGT of $70,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $30,000 obligation was recorded as a current liability.

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

     In August, 2008, we entered into an agreement with an investor relations firm. The agreement has a term of six months and provides for a monthly retainer of $2,000.

ITEM 1A.      RISK FACTORS

An investment in our securities is speculative and involves a high degree of risk.  Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.

We will require additional capital and have no commitments for funding.

            Our operations consist solely of the Bull Durham and Doc Holliday casinos.  We believe this operation can be self-sustaining. However, it is not expected to be sufficiently profitable to fund the capital resource needs of the parent company. These conditions make it unlikely that we could take advantage of future opportunities without a significant capital infusion. We will have to obtain such additional capital through borrowings or from additional equity financing.  Additional future equity financing may occur through the sale of either unregistered common stock in exempt offerings or through the public offering of registered stock.  In any case, such additional equity financing may result in additional dilution to investors.  There can be no assurance that any additional capital, funding or revenues can satisfactorily be arranged.  We have no arrangements for the acquisition of additional capital.

We have leveraged our assets to secure repayment of debt. If we default in the repayment of the debt, we could forfeit our  productive assets.

            All of our assets have been pledged as security for the repayment of debt in the approximate amount of $1.6 million.  If we are unable to pay any of the debt, our assets would be subject to foreclosure by the creditor.  Should foreclosure occur, it is likely that we would be forced to discontinue operations and our interest in the assets could be forfeited.

We have not paid several of our debt obligations, and we do not expect to generate sufficient funds from operations to pay those obligations.

            We have not paid several unsecured loans and loan agreements and other debt obligations.  We do not expect to generate sufficient funds from operations to cover those matters.  While we believe that much of this debt is time barred and therefore extinguished, there can be no assurance that a statute of limitations defense will be upheld.  We continue to address debt by negotiating extensions and other modifications to the terms of these debts and by conversion of debt to equity, restructuring of amounts due and other payment terms.  Should any of our creditors initiate action against us to collect upon their debts, it could have a material adverse effect on our financial condition.

Risks Related to our Gaming Operations

If we fail to comply with gaming regulations, we could loose our gaming license or be subject to substantial fines.

            The operation of a casino gaming facility in Colorado requires a Colorado Limited Gaming License. A Colorado gaming license is a non-transferable, revocable privilege in which the licensee acquires no vested interest. The Colorado Gaming Commission could choose not to renew that license if it has concerns about our management, operations, business practices or associations.

Additionally, any violation of gaming laws or regulations could result in the assessment of substantial fines against us and the persons involved.  The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines could have a material adverse effect on our business, financial condition and results of operations.

Holders of our stock are subject to investigation by the Colorado Gaming Commission.

            The Colorado Gaming Commission requires that any beneficial owner of five percent or more of our securities, including holders of our common stock, file an application for a finding of suitability. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

Changes in regulatory environment could have a material adverse effect on our operating results.

            From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

We face substantial competition from other gaming operations and other forms of gaming that could have a material adverse effect on our future operations.

            We operate in a very competitive environment.  Casinos offering hotel accommodations for overnight stays may have a competitive advantage over our casino.  In addition, many of the casinos in Black Hawk and Central City are operated by large companies with multi-state operations and substantial resources.  Our casinos also indirectly face competition from other forms of gaming, including the Colorado state-run lottery, multi-state lottery, online computer gaming, charitable bingo and horse and dog racing, as well as other forms of entertainment.

Additional legalization of gaming in Colorado could adversely affect our business.

            Additional legalization of gaming in or near any area from which our casino draws customers would adversely affect our business. Colorado law requires statewide voter approval for any expansion of limited gaming into additional locations and depending on the authorization approved by the statewide vote, may also require voter approval from the locality in question.  Several attempts have been made by various parties in recent years to expand gaming in Colorado. However, to date none of this legislation has passed. However, there can be no assurance that such legislation will not be implemented in Colorado. If such legislation is approved by the Colorado legislature or Colorado voters, it would likely have a material adverse impact on our future operating results.

Construction of a new roadway from Interstate 70 to Central City has not had a material beneficial impact on our business.

            In November 2004, Central City completed a new four-lane road from Interstate 70 at Hidden Valley directly into downtown Central City. This roadway allows drivers to reach Central City without driving through Clear Creek Canyon and Black Hawk. While there was an initial increase in business following the opening of the highway, for the past several years that business has been waning, and we do not believe that it will have any lasting positive impact on Doc Holliday operations.

We may face difficulties in attracting and retaining qualified employees for our casinos.

            The operation of our casinos requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. Currently, there is a shortage of skilled labor in the gaming industry. We believe this shortage will make it increasingly difficult and expensive for the manager of our casino to attract and retain qualified employees. Increasing competition in Black Hawk, Central City and competing markets may lead to higher costs in order to retain and attract qualified employees. We may incur higher labor costs in order for the casino management to attract qualified employees from existing gaming facilities. While we believe that we will be able to attract and retain qualified employees, we may have difficulty attracting a satisfactory number, and we may incur higher costs than expected as a result.

Adverse weather, road conditions and infrastructure limitations affect our ability to attract customers.

            The location of our casinos in the Rocky Mountains creates a risk that it will be subject to inclement weather, particularly snow. Severe weather conditions could cause significant physical damage to the casino or result in reduced hours of operation or access to the casinos. Black Hawk and Central City are served by winding mountain roads that require cautious driving, particularly in bad weather, and are subject to driving restrictions and closure. Congestion on the roads leading to Black Hawk and Central City is common during the peak summer season, holidays and other times and may discourage potential customers from traveling to the casinos, particularly if road construction is in process.

Because we are dependent on two casinos for all of our cash flow, local economic conditions and other local conditions and circumstances beyond our control could adversely affect our business.

            We are entirely dependent upon our two casinos for all of our cash flow. Therefore, we are subject to greater risks than a geographically diversified gaming company. These greater risks include those caused by any of the risks described in this section, including:

-	local economic and competitive conditions;

-	inaccessibility due to road construction or closure on primary access routes;

-	changes in local and state governmental laws and regulations;

-	natural and other disasters;

-	a decline in the number of residents near or visitors to Black Hawk and Central City; or

-	a decrease in gaming activities in Black Hawk and Central City.

            Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to continue to operate our casino.  A recession or economic slowdown could cause a reduction in visitation to the casino, which would adversely affect our operating results.

The recently enacted smoking ban in casinos has had a material adverse impact on gaming operations in Colorado, including our casinos.

Effective January 1, 2008, a new Colorado law imposed a smoking ban applicable to all casinos in the state. Our data shows that a vast majority of our most important customers are smokers, and may be deterred from gaming because of the ban.  Smoking bans in other jurisdictions have resulted in revenue declines of 10% or more.  While the impact of the smoking ban on our casinos is uncertain, it is likely to have an adverse impact on our gaming revenues.

Increases in the price of gasoline has had a material adverse impact on the gaming industry.

Black Hawk and Central City are only accessible by auto or bus.  As a result, the recent sharp increases in the price of gasoline has had a material adverse impact on our operations, inasmuch as the primary demographic of our customers is retired persons on fixed incomes.  It is unlikely that we will be able to offset the effects of increased transporation costs with marketing and other incentives.

We are subject to environmental laws and potential exposure to environmental liabilities, which could be costly.

            We are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, we could be held liable for the costs of remediating contaminated soil or groundwater on or from our property without regard to whether we knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent such property.

            Our casino is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity, which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of our property (on which mining may have occurred in the past), we may occur costs related to this matter in the future. To date, none of these matters of other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

The rate of taxation on gaming profits may increase in the future.

            The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds.  The Colorado Gaming Commission has the authority to set gaming tax rates and the current rate structure is a progressive scale with a maximum tax of 20%.  The cities of Black Hawk and Central City have imposed an annual device fee of $750 per gaming device and it revises the same from time to time. The Colorado Gaming Commission has eliminated its annual device fee for gaming machines. The Colorado Gaming Commission may revise the gaming tax or re-impose the state device fee at any time and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to the casino will not be increased in the future by either the Colorado Gaming Commission or the cities of Black Hawk or Central City.  Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect our financial condition or results of operations.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

            Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases.

We experience quarterly fluctuations in our results of operations.

            Our quarterly operating results fluctuate because of seasonality and other factors. We typically generate the best operating profits in our fourth and first fiscal quarters, which end in June and September, respectively. These seasonal trends may impact our financial condition to the extent we need more funds during periods of slower activity in the future.

We have not paid dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

            We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  We do not intend to declare or pay any cash dividends in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, and other factors.

The existence of outstanding convertible preferred stock, options and warrants may impair our ability to raise capital.

            At September 1, 2008, there were 935,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options and warrants at a weighted average exercise price of $0.90 per share.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants are outstanding may be adversely affected and the existence of the warrants may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

There are trading risks for low priced stocks.

            Our common stock is currently traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.  As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

            The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock.  The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three (3) years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

            If our securities are not quoted on NASDAQ, or we do not have $2,000,000 in net tangible assets, trading in our securities will be covered by Rules 15-g-1 through 15-g-6 promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities.  Under such rules, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to this transaction.  Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.

The market price of our securities could be adversely affected by sales of restricted securities.

            Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 15, 2008, 5,955,215 shares of our common stock were issued and outstanding. Approximately 3,021,539 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.

We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time-to-time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Our ability to issue additional securities without shareholder approval could have substantial dilutive and other adverse effects on existing stockholders and investors in this offering.

            We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval.  Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to you as an investor in this offering.  In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

Our corporate charter makes certain limitations on director liability.

            Our Articles of Incorporation provide, as permitted by Utah law, that our directors shall not be personally liable to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions.  These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against directors.  In addition, our Articles of Incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Utah law.

Changes in the corporate and securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this annual report for the year ending June 30, 2008 pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  Beginning with our annual report for the fiscal year ending June 30, 2009, we will be required to include with the management report the attestation of our independent registered auditors. Future compliance with SOX 404 will require a significant expenditure of human resources and finances, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Members of our management have conflicts of interest.

            Our directors, are, or may become in their individual capacity, officers, and directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.  Thus, they may develop conflicts of interest including, among other things, time, effort, and corporate opportunity, involved in participation with such other business entities.  The amount of time that our directors will devote to our business will be limited.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

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

ITEM 3.        LEGAL PROCEEDINGS

       The Company and its officers and directors are involved in the following material legal proceedings:

Civil Litigation

       Michael Jacobs vs. Global Casinos, Inc.  This matter has been pending for more than ten years without any action having been taken by the plaintiff. Management has concluded that after this annual report, unless action is subsequently taken, the matter is no longer required to be disclosed as pending.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2006 through June 30, 2008.

	Bid		Ask
	High	Low	High	Low
20076 Fiscal Year
July - Sept 2006	$0.91	$0.88	$1.01	$0.93
Oct - Dec 2006	0.90	0.70	1.00	0.74
Jan - Mar 2007	0.79	0.68	0.85	0.70
Apr - June 2007	0.85	0.60	0.85	0.65

2008 Fiscal Year
July - Sept 2007	$0.88	$0.70	$0.95	$0.80
Oct – Dec 2007	0.90	0.60	1.01	0.73
Jan – Mar 2008	0.80	0.52	0.95	0.70
Apr – June 2008	0.88	0.52	0.96	0.64

       The bid and ask prices of the Company's common stock as of September 15, 2008 were $0.75 and $0.89 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of  September 15, 2008,there were approximately 133 record owners of the Company's common stock.

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

       The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date other than the 8% dividend payable on our outstanding shares of Series D Preferred Stock, no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future.  Further, under the terms of the convertible preferred stock issued by the Company, the Company is restricted from paying cash dividends on common stock during the period that the convertible preferred stock is outstanding.

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

     8.

On March 17, 2008, the Company accepted a subscription agreement pursuant to which the Company agreed to issue, an aggregate of 100,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) in consideration of $50,000.

a.

The shares were issued to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

b.

The Company paid no fees or commissions in connection with the issuance of the Shares.

c.

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

d.

Not applicable.

e.

The proceeds received were used in connection with the acquisition of substantially all of the tangible and intangible assets used in connection with the operation of the Doc Holliday Casino, Central City, Colorado which was finalized March 18, 2008.

9.

On April 15, 2008, the Company accepted a subscription agreement pursuant to which the Company agreed to issue, an aggregate of 100,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) in consideration of $50,000.

a.

The shares were issued to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

b.

The Company paid no fees or commissions in connection with the issuance of the Shares.

c.

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

d.

Not applicable.

e.

The proceeds received were used in connection with the acquisition of substantially all of the tangible and intangible assets used in connection with the operation of the Doc Holliday Casino, Central City, Colorado which was finalized March 18, 2008.

10.

Stock Grant for Services

a.   On September 2, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

b.   The shares were issued to four persons, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The grant of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	235,000	$.62	-0-
Total	235,000	$.62	-0-

(1)     Includes nonqualified options granted to directors and officers.

ITEM 6.	Selected Financial Data

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended June 30, 2008	Year Ended June 30, 2007
Total revenues	$ 4,402,454	$ 3,578,122
Operating expenses	$ 4,164,151	$ 3,332,657
Net income	$ 123,636	$ 119,077
Net income attributible to common shareholders	$ 105,780	$ 119,077
Basic earnings per common share	$ 0.02	$ 0.02
Shares used in computing basic earnings per share	5,836,006	5,158,249
Diluted earnings per share	$ 0.02	$ 0.02
Shares used in computing diluted earnings per share	5,923,088	5,273,247

Balance Sheet Data:	June 30, 2008	June 30, 2007
Working capital	$ 109,613	$ 1,092,565
Total assets	$ 7,248,316	$ 5,385,899
Total liabilities	$ 3,042,476	$ 2,431,339
Stockholders' equity	$ 4,205,840	$ 2,954,560

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2008, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Results of Operations - Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

We recognized net income attributable to common shareholders after $17,856 of dividends on our Series D preferred stock of $105,780 ($0.02 per share) for the year ended June 30, 2008 compared to net income attributable to common shareholders of $119,077 ($0.02 per share) for the year ended June 30, 2007.  The decrease in our net income attributable to common shareholders is primarily due to the preferred stock dividends and operating results of the Doc Holliday Casino which contributed a net loss of approximately $85,000 during its start up period from its acquisition on March 18 through the end of our fiscal year.

Revenues

Casino revenues for the year ended June 30, 2008 were $4,561,095 compared to $3,738,142 for the year ended June 30, 2007, an increase of $822,953 or 22%.  Total full period revenues for the Bull Durham were $3,802,880, while revenues for Doc Holliday were $758,215 from commencement of operations after the acquisition from March 19 through June 30, 2008.  The full period coin-in for the Bull Durham casino was up 2.4% for the year ended June 30, 2008 over the year ended June 30, 2007, however we also experienced a negligible 0.04% decrease in our hold percentage for the year ended June 30, 2008 over the year ended June 31, 2007.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances slightly decreased by $1,379 from $160,020 to $158,641 for the years ended June 30, 2007 and 2008, respectively.  The primary reason for the slight decrease was attributed to a decrease in earnings under the program.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino from March 19 through June 30, 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2008	June 30, 2007	$ Variance	% Variance
Labor & Benefits	1,547,141	1,235,387	311,754	25.2%
Marketing & Advertising	735,897	513,173	222,724	43.4%
Depreciation & Amortization	523,936	480,390	43,546	9.1%
Food & Beverage	239,753	204,651	35,102	17.2%
Repair, Maintenance & Supplies	189,524	156,834	32,690	20.8%
Device fees	231,896	149,944	81,952	54.7%
Professional fees	104,438	101,350	3,088	3.0%
Insurance, Taxes & Licenses	132,990	103,425	29,565	28.6%
Utilities & Telephone	109,739	71,726	38,013	53.0%
Occupancy	59,209	-	59,209	0.0%
Other casino expenses	74,516	54,480	20,036	36.8%
	3,949,039	3,071,360	877,679	28.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 25.2% increase is primarily attributable to Doc Holliday operations after the acquisition from March 19 through June 30, 2008.  Total labor and benefits costs as a percentage of casino revenues increased from 33.0% to 33.9% for the years ended June 30, 2007 and 2008, respectively.  We expect our total labor and benefits costs as a percentage of casino revenues to decrease as the Doc Holliday casino operations stabilize over the near term.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $190,000 of the increase is attributed to the Doc Holliday operations after the acquisition from March 19 through June 30, 2008.  The remaining approximately $30,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino including marketing supplies, and customer mailings.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $43,546 is primarily attributable to depreciation of gaming assets of the Doc Holliday Casino for the period after the acquisition from March 19 through June 30, 2008.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $35,102 increase from the year ended June 30, 2007 is primarily the result of Doc Holliday operations after the acquisition from March 19 through June 30, 2008.  Food and beverage costs as a percentage of casino revenues decreased slightly from 5.5% for the year ended June 30, 2007 to 5.3% for the year ended June 30, 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $32,690 is primarily attributable to Doc Holliday operations after the acquisition from March 19 through June 30, 2008.  Repair, maintenance and supplies costs as a percentage of casino revenues remained unchanged at 4.2% for the years ended June 30, 2007 and 2008.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  Prior to calendar year 2007, the city of Blackhawk waived device fees on the first fifty slot machines operated by a casino.  In 2007, this waiver of fees was eliminated.  Approximately $20,000 of the increase over the comparable period in 2007 is attributed to the elimination of this waiver.  The remaining approximately $60,000 increase is attributed to Doc Holliday operations after the acquisition from March 19 through June 30, 2008.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The slight increase of approximately $3,000 is primarily attributed to an increase in the director per meeting compensation at Casinos USA.  Total professional fees as a percentage of casino revenues decreased from 2.7% to 2.3% for the years ended June 30, 2007 and 2008, respectively.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $29,565 is attributed to Doc Holliday operations after the acquisition from March 19 through June 30, 2008.  Total insurance, taxes and licenses as a percentage of casino revenues has remained substantially unchanged at 2.9% and 2.8% for the years ended June 30, 2008 and 2007, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $38,013 is primarily attributed to the Doc Holliday operations after the acquisition from March 19 through June 30, 2008, and to a lesser degree general increases in utility costs, particularly water and electricity which resulted in a year over year increase at the Bull Durham Casino of approximately $10,000.  The general rising of utility costs have resulted the total utilities and telephone costs as a percentage of revenues from 1.9% for the year ended June 30, 2007 to 2.4% for the year ended June 30, 2008.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $17,029 per month under an operating lease that terminates in July 2015.  Effective August 1, 2008 the monthly rent escalates to $25,362 per month.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units and gaming equipment.  The $20,036 increase is primarily attributed to Doc Holliday operations after the acquisition from March 19 through June 30, 2008.

Operating, general, and administrative: Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal and executive services provided by the company’s principal executive officer, accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing efforts, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.

For the year ended June 30, 2008, total operating, general, and administrative costs were $215,112, as compared to $261,297 for the year ended June 30, 2007, a net decrease of $46,185 or 17.7%, and is attributable to three primary factors.  First, during the year ended June 30, 2007 we recognized $70,631 of stock based compensation costs associated with the vesting of certain stock purchase options.  No stock compensation expense was incurred during the year ended June 30, 2008.  Second, during the year ended June 30, 2007 we incurred approximately $16,000 of expenses associated with the preparation and distribution of our annual meeting proxy materials.  No costs associated with the preparation and distribution of our 2007 annual meeting proxy were incurred during the year ended June 30, 2008.  Finally, in April 2008 we contracted a consultant to provide certain corporate development services.  The agreement specifies the consultant be paid a total of $50,000, and shall terminate on September 1, 2008 unless extended.  Through June 30, 2008 a total of $28,320 has been charged on the contract.  No such charges were incurred during the year ended June 30, 2007.  Other than these items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Corporate offices: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $22,000 and $24,000 for the years ended June 30, 2008 and June 30, 2007, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Stock based compensation: In fiscal year 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the year ended June 30, 2007 we recognized $70,631 of stock based compensation costs associated with the vesting of certain stock purchase options which is included in operating, general and administrative expenses as discussed above.  No stock compensation expense was incurred during the year ended June 30, 2008.

Interest Expense

Interest expense was $105,979 for the year ended June 30, 2008 compared to $93,800 for the year ended June 30, 2007, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain new debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the years ended June 30, 2008 and 2007 we recorded $8,688 and $30,465, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the year ended June 30, 2008, $17,856 of dividends were declared on the Series D Preferred Stock.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,600,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

The loss on asset disposals of $2,123 for the year ended June 30, 2007 resulted from the retirement and sale of certain casino equipment and fixtures.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2008, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  We have not had sufficient time to determine if cash flows from our other operating subsidiary, Doc Holliday, will be sufficient to fund its operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At June 30, 2008, the Company had cash and cash equivalents of $1,163,416, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2008 were in excess of funds required by gaming regulations.

Our working capital decreased by $982,952 to $109,613 at June 30, 2008 from $1,092,565 at June 30, 2006, almost entirely due to cash outlays and short term debt issued in connection with our acquisition of Doc Holliday on March 18, 2008.

Cash provided by operating activities was $584,466 for the year ended June 30, 2008.  For the year ended June 30, 2007, operating activities provided net cash of $861,234.  The decrease in cash provided by operating activities of $(276,768) was primarily the result of certain non-cash charges for stock based compensation in fiscal year 2007, as well as an increase in our accrued gaming income for the year ended June 30, 2008.

Cash used in investing activities was $(1,629,726) for the year ended June 30, 2008.  On March 18, 2008 we completed the acquisition of substantially all the assets and certain liabilities of the Doc Holliday casino.  The Asset Purchase and Sale Agreement (“Agreement”) required us to deposit into escrow $100,000 as earnest money, which was done during fiscal year 2007.  Upon closing of the acquisition, these funds were released from escrow.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The new short term debt consists of two notes payable to the seller.  The first note was a 0% interest note of $400,000, due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  The second note in the amount of $155,670, is an 8% installment note requiring monthly principal and interest payments of $13,541, and matures on March 18, 2009.

During the twelve months ended June 30, 2008 we made cash purchases of gaming equipment totaling $47,350.  Additional gaming equipment valued at $44,804 was acquired in vendor financing arrangements.  For the year ended June 30, 2009 we expect to spend approximately $200,000 in capital expenditures primarily to continue our efforts to upgrade and purchase new slot machines.  We expect much of this activity to continue to be short-term financed by our vendors under similar terms.  Also during the year ended June 30, 2008 we paid $10,000 on the obligation regarding our investment in Global Gaming Technologies, LLC.  For the year ended June 30, 2007, we used net cash of $225,359 in investing activities, which included $81,934 used for purchases of gaming equipment and building improvements, as well as $50,000 paid on the obligation regarding our investment in Global Gaming Technologies, LLC.

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of June 30, 2008, we had made total cash contributions totaling $70,000.  The balance due of $30,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational and marketing costs.  For the years ended June 30, 2008 and 2007 we recorded $8,688 and $30,465, respectively, for various GGT product development, organizational and marketing costs.

Cash flows provided by financing activities increased $641,241 to $387,426 for the year ended June 30, 2008, compared to cash used of $(253,815) in fiscal 2007.  Principal payments on our long term debt totaled $408,874 for the year ended June 30, 2008, including the payoff of a senior mortgage in the amount of $238,853 to an investment company relating to the Bull Durham Casino.  Principal payments on long term debt totaled $260,315 for the year ended June 30, 2007, and generally represent principal payments on our mortgage debt and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  During the year ended June 30, 2008, dividends totaling $17,856 for the Series D Preferred stock were declared, and in May 2008, $3,700 was paid to the preferred shareholders for dividends declared at March 31, 2008.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

In February 2007, certain employee stock purchase options were exercised resulting in the issuance of 50,000 shares of common stock and proceeds of $6,500.

Also in March 2008, the Company completed a private offering of 100,000 shares of common stock at a price of $.50 per share.  The proceeds of $50,000 received from the sale were also used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  And, in April 2008, the Company completed a private offering of 100,000 shares of common stock to one investor at a price of $.50 per share. The proceeds were used for general working capital.

Corporate Development Consulting Agreement

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  Through June 30, 2008 a total of $28,320 has been charged, on the contract.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

Not applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

2.	Balance Sheets as of June 30, 2008 and June 30, 2007

3.	Statement of Earnings for the Years Ended June 30, 2008 and 2007

4.	Statement of Stockholders' Equity for the Years Ended June 30, 2008 and 2007

5.	Statement of Cash Flows for the Years Ended June 30, 2008 and 2007

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos, Inc.

We have audited the accompanying balance sheets of Global Casinos Inc. and Consolidated Subsidiaries as of June 30, 2008 and 2007, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the two years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Consolidated Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and cash flows for the two years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
October 10, 2008

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

	ASSETS

Current Assets
Cash and cash equivalents	$ 1,163,416	$ 1,563,968
Accrued gaming income	219,821	39,273
Inventory	16,469	7,410
Prepaid expenses and other current assets	92,972	13,606
Total current assets	1,492,678	1,624,257

Acquisition escrow deposit	-	100,000

Investment in Global Gaming Technologies	60,847	69,535

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,110,685
Equipment	3,057,670	2,347,232
Total land, building and improvements, and equipment	7,696,928	6,975,867
Accumulated depreciation	(3,900,633)	(3,383,760)
Land, building and improvements, and equipment, net	3,796,295	3,592,107

Goodwill	1,898,496	-

Total assets	$ 7,248,316	$ 5,385,899

	CONTINUED ON FOLLOWING PAGE

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

CONTINUED FROM PREVIOUS PAGE

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 75,196	$ 47,226
Accounts payable, related parties	68,332	24,850
Accrued expenses	359,461	243,100
Accrued interest	6,390	3,852
Joint venture obligation	30,000	40,000
Current portion of long-term debt	589,581	52,664
Other	254,105	120,000
Total current liabilities	1,383,065	531,692

Long-term debt, less current portion	1,659,411	1,899,647

Commitments and contingencies (notes 1 through 10)

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,865,215 and 5,202,909 shares issued and outstanding at June 30, 2008 and 2007, respectively	293,261	260,146
Additional paid-in capital	14,027,093	13,632,564
Accumulated (deficit)	(11,215,514)	(11,339,150)
Total equity	4,205,840	2,954,560

Total liabilities and stockholders' equity	$ 7,248,316	$ 5,385,899

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2008 and 2007

	2008	2007

Revenues:
Casino	$ 4,561,095	$ 3,738,142
Promotional allowances	(158,641)	(160,020)
Net Revenues	4,402,454	3,578,122

Expenses:
Casino operations	3,949,039	3,071,360
Operating, general, and administrative	215,112	261,297
Total operating expenses	4,164,151	3,332,657

Income from operations	238,303	245,465

Other income (expense):
Interest	(105,979)	(93,800)
Equity in earnings of Global Gaming Technologies	(8,688)	(30,465)
Loss on asset disposals	-	(2,123)

Income before provision for income taxes	123,636	119,077
Provision for income taxes	-	-

Net income	123,636	119,077

Series D Preferred dividends	(17,856)	-
Net income attributable to common shareholders	$ 105,780	$ 119,077

Earnings per common share:
Basic	$ 0.02	$ 0.02
Diluted	$ 0.02	$ 0.02

Weighted average shares outstanding:
Basic	5,836,006	5,158,249
Diluted	5,923,088	5,273,247

See accompanying notes to these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2006 through June 30, 2008

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2006	200,500	$ 401,000	-	$ -	5,152,907	$ 257,646	$ 13,557,933	$ (11,458,227)	$ 2,758,352
Exercise of options	-	-	-	-	50,000	2,500	4,000	-	6,500
Stock based compensation	-	-	-	-	-	-	70,631	-	70,631
Net Income	-	-	-	-				119,077	119,077
Balance as of June 30, 2007	200,500	401,000	-	-	5,202,907	260,146	13,632,564	(11,339,150)	2,954,560
Sale of Series D Preferred stock	-	-	700,000	700,000	-	-	-	-	700,000
Sales of common stock	-	-	-	-	200,000	10,000	90,000	-	100,000
Issue common stock, acquisition	-	-	-	-	450,000	22,500	315,000	-	337,500
Conversion of accounts payable to common stock	-	-	-	-	12,308	615	7,385	-	8,000
Series D Preferred dividends	-	-	-	-	-	-	(17,856)	-	(17,856)
Net Income	-	-	-	-	-	-	-	123,636	123,636
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,027,093	$ (11,215,514)	$4,205,840

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2008 and 2007
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 123,636	$ 119,077
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	531,600	480,390
Equity in earnings of Global Gaming Technologies	8,688	30,465
Stock based compensation	-	70,631
Loss on asset disposals	-	2,123
Changes in operating assets and liabilities
Accrued gaming income	(180,548)	55,655
Inventories	879	170
Other current assets	19,419	-
Accounts payable and accrued expenses	69,149	86,638
Accrued interest	2,538	(10)
Other current liabilities	9,105	16,095
Net cash provided by operating activities	584,466	861,234

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of building improvements and equipment	(47,350)	(81,934)
Payment to acquisition escrow	-	(100,000)
Release of acquisition escrow funds	100,000	-
Acquisition of Doc Holliday net assets	(1,672,376)	-
Investment in Global Gaming Technologies	(10,000)	(50,000)
Proceeds from sale of assets	-	6,575
Net cash (used) by investing activities	(1,629,726)	(225,359)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	(408,874)	(260,315)
Proceeds from sale of Series D preferred stock	700,000	-
Proceeds from sale of common stock	100,000	-
Payment of Series D preferred stock dividends	(3,700)	-
Proceeds from exercise of stock options	-	6,500
Net cash provided (used) by financing activities	387,426	(253,815)
Net (decrease) increase in cash	(657,834)	382,060
Cash at beginning of period	1,563,968	1,181,908
Cash acquired in acquisition of Doc Holliday	257,282	-
Cash at end of period	$ 1,163,416	$ 1,563,968
CONTINUED ON FOLLOWING PAGE

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2008 and 2007

CONTINUED FROM PREVIOUS PAGE

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 116,456	$ 112,589
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

Common stock issued in acquisition of Doc Holliday	$ 337,500	$ -
Debt assumed in acquisition of Doc Holliday	$ 653,087	$ -
Equipment financing obligations	$ 44,804	$ 99,772
Accounts payable converted to common stock	$ 8,000	$ -
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ -

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Organization and Consolidation

Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, operates two gaming casinos.

As of June 30, 2008, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Risk Considerations

The Company operates in a highly regulated environment subject to the political process.  Our retail gaming licenses are subject to annual renewal by the Colorado Division of Gaming.  Changes to existing statutes and regulations could have a negative effect on our operations.  In addition, since the Company’s two gaming facilities are both located in the Central City and Black Hawk, Colorado geographic area, the potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area.  This concentration results in an associated risk and uncertainty.

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2008, the Company had approximately $244,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

The carrying value of long-term debt approximated fair value because interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Cash and Cash Equivalents

Cash consists of demand deposits and vault cash used in casino operations.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2008 and 2007, $219,821 and $39,273 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2008 and 2007 was $523,936 and $480,390, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.  Management believes that as of June 30, 2008, there is no impairment in the carrying value of its long-lived assets.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,318 and $180 for the years ended June 30, 2008 and 2007, respectively.

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

Earnings Per Common Share

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

Potentially dilutive shares of 39,399 and 28,636 were not included in the calculation of diluted earnings per share for the year ended June 30, 2008 and 2007, respectively, as their inclusion would have been anti-dilutive.  The anti-dilutive shares represented certain out of the money stock options.

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

For the years ended June 30, 2008 and 2007 we recorded compensation expense of $-0- and $70,631, respectively, under the requirements as discussed above.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2008 and 2007, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.

SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS 142, Goodwill and Other Intangible Assets, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and long-lived assets measured at fair value for impairment assessment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of January 1, 2008, and plans to adopt the balance of its provisions as of January 1, 2009.

The Company does not have balance sheet items carried at fair value on a recurring basis (to which SFAS 157 applies in 2008) such as derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS 157 will apply in 2009) consist of goodwill and property and equipment. The adoption of SFAS 157 in 2008 has had no effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective on January 1, 2009. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

3.     NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2008, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646 through September 2009. Final payment of $721,475.	$ 727,080
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000.	938,502
Note payable to seller of Doc Holliday Casino, uncollateralized, total principal due March 31, 2009, no interest, net of discount of $22,991.	343,676
Installment note payable to seller of Doc Holliday Casino, uncollateralized, requiring monthly payments of $13,541 beginning on April 18, 2008, interest at 8%, final payment due March 18, 2009.	117,908
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.	107,840
Installment note payable to equipment supplier under Discount Conversion Program Agreement, collateralized by equipment, requiring monthly payments of $2,797, no interest, final payment due December 10, 2008.	13,986
Total notes payable and long-term debt	2,248,992
Less current portion	(589,581)
Long-term debt, net	$ 1,659,411

Scheduled maturities of notes payable and long-term debt for the years ending June 30 are as follows:

2009	$ 589,581
2010	1,659,411

Total	$ 2,248,992

4.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at June 30, 2008.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2008, there were no shares outstanding.

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

Series D Convertible Preferred Stock

In February 2008, the Board of Directors of the Company established a series of the class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share.  Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360 day year and twelve 30 day months.  Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October and January.  The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date.  Shares of the Series D preferred stock are redeemable at the Company’s option.  At the option of the holder shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  On March 31, 2008, $3,700 of dividends were declared and subsequently paid on April 15, 2008.  On June 30, 2008, $14,156 of dividends were declared and subsequently paid in July.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

In June 2008, $8,000 of amounts due to the company’s Chief Financial Officer for prior services was converted to common stock.  As a result, 12,308 shares valued at $0.65 per share were issued.

In April 2008, the Company sold 100,000 shares of its common stock to an investor at a price of $0.50 per share.  The $50,000 proceeds were utilized for general working capital purposes.

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

5.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $17,029 per month under an operating lease that terminates in July 2015.  Effective August 1, 2008 the monthly rent escalates to $25,362 per month.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit if the total building expenses increase by more than 3% over a base year calculation.  Net rent expense for the period March 18 through June 30, 2008 was $59,210.  At June 30, 2008 the total credit available to apply against future minimum rent payments through July 31, 2009 was $71,020, and is included in other current assets.  Future minimum lease payments are as follows:

2009		$ 296,011
2010		304,344
2011		304,344
2012		304,344
2013	and thereafter	634,050
Total		$ 1,843,093

Prior to January 2006, the Company leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $22,000 and $24,000 for the years ended June 30, 2008 and June 30, 2007, respectively.

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

At June 30, 2008, the Company had net operating loss carry forwards of approximately $5,585,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2010	909,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
$5,585,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2008, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $1,900,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net decrease in the valuation allowance was approximately $29,000 from June 30, 2007 to June 30, 2008.

7.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted	Weighted
	Number	average	average
	of	Exercise	fair
	shares	price	value
Balance at
June 30, 2006	285,000	$ 0.53
Granted	0
Exercised	(50,000)	$ 0.13
Balance at
June 30, 2007	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2008	235,000	$ 0.62

The following table summarizes information about fixed-price stock options at June 30, 2008:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	1.1 years	$ 0.10	100,000	$ 0.10
$ 1.00	135,000	4.5 years	$ 1.00	135,000	$ 1.00
	235,000			235,000

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

The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s stock options consistent with the requirements of SFAS No. 123(R) for 2008 and 2007:

	Years ended June 30,
	2008	2007
Weighted-average fair value per share of options granted or modified during the year (estimated on grant date using the Black-Scholes option pricing model)	n/a	$ 0.59

Weighted-average assumptions:
Expected stock price volatility	n/a	65%
Risk-free interest rate	n/a	5.11%
Expected option life (years)	n/a	0.5
Expected annual dividend yield	n/a	0%

For the year ended June 30, 2007 we recorded compensation expense of $70,631, under the requirements as discussed above, which is included in Operating, general and administrative expenses.  No such expense was recorded for the year ended June 30, 2008.

During the years ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $-0- and $6,500, respectively.

8.     CONSULTING AGREEMENT

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the year ended June 30, 2008, $28,320 has been charged to operating, general and administrative services.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement has a term of six months and requires a monthly fee of $2,000.

9.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2008 and 2007, his billings to the Company totaled $113,214 and $87,261 respectively.  At June 30, 2008 and 2007, amounts due to him were $63,831 and $19,700, respectively, and are included in accounts payable, related parties.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the years ended June 30, 2008 and 2007, his billings to the company for services were $29,900 and $26,650, respectively.  At June 30, 2008 and 2007, amounts due him were $4,500 and $5,150, respectively, and are included in accounts payable, related parties.  In addition, in June 2008, $8,000 of amounts due to the officer for prior services was converted to common stock.  As a result, 12,308 shares valued at $0.65 per share were issued.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2008, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2008 and 2007 we have recorded $8,688 and $30,465, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $39,153, cumulatively, for various GGT start-up, product development and marketing costs.

As of June 30, 2008, the Company has made cash payments to GGT of $70,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $30,000 obligation was recorded as a current liability.

11.     SUBSEQUENT EVENTS

On September 2, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	60	President & Director	1997
Pete Bloomquist	51	Secretary & Director	2005
Todd Huss	56	Chief Financial Officer	2006

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

Board Meeting and Compensation

During the fiscal year ended June 30, 2008 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  No compensation was paid or granted during fiscal 2008.  During fiscal 2006, the Board granted to the sole independent director options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, which was equal to 100% of the public trading price of our common stock on the date of grant. The options are subject to vesting ratably over one year ending December 31, 2006.  Directors who are also executive officers of the Company receive no additional compensation for their services as directors.

During fiscal 2008 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

During the fiscal year ended June 30, 2008, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2008.  The compensation advisory committee:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2008.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Clifford L. Neuman, President, at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

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

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2008 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2009, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

(1)  Mr. Neuman receives no compensation for his services as President.  He provides legal services to the Company, for which he was paid fees for services in the amount of $68,808 for the fiscal year 2008; $72,287 for fiscal year 2007 and $54,030 for fiscal year 2006.

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

Either the Board of Directors (provided that a majority of Directors are "disinterested" can administer the Incentive Plan), or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan.  The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2008, no options were outstanding under the Plan.  However, options to purchase 235,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.62 per share.  No shares were available for future option grants.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Clifford L. Neuman	100,000	-0-	-0-	$0.10	2004	-0-	-0-	-0-	-0-
	50,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 2, 2008 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman1507 Pine Street Boulder, Colorado 80302	560,000 (2)	9.20%

	Pete Bloomquist	128,397 (3)	2.14%

	Todd Huss	65,605 (4)	1.10%

	All Officers and Directors as a Group (3 Persons)	754,002	12.2%	(5)

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 100,000 shares of Common Stock at an exercise price of $0.10 per share granted August 19, 2004, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(3)

Includes 26,917 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Includes 30,605 shares of common stock owned individually, and options exercisable to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

(5)	Based on 5,955,215 shares issued and outstanding on September 2, 2008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In September 2008, Messrs. Neuman and Bloomquist were granted restricted stock awards consisting of 25,000 shares each for services as officers and directors.  Mr. Huss was granted a restricted stock award consisting of 15,000 shares for his services as CFO.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2008	2007
Audit Fees	$39,300	$36,000
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$39,300	$36,000

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

#	9.01	Balance Sheets as of June 30, 2008 and June 30, 2007

#	9.02	Statement of Earnings for the Years Ended June 30, 2008 and 2007

#	9.03	Statement of Stockholders' Equity for the Years Ended June 30, 2008 and 2007

#	9.04	Statement of Cash Flows for the Years Ended June 30, 2008 and 2007

*	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
*****	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
*****	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
*****	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
*	4.1	Specimen Certificate of Common Stock
*	4.2	Specimen Class A Common Stock Purchase Warrant
*	4.3	Specimen Class B Common Stock Purchase Warrant
*	4.4	Specimen Class C Common Stock Purchase Warrant
*	4.5	Warrant Agreement
*	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*	10.1	Selling Agent Agreement
*	10.2	The Casino-Global Venture I Joint Venture Agreement
*	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
*	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
*	10.5

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*********	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
*********	10.48	Escrow Agreement dated June 20, 2007
**********	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007

********	14.	Code of Ethics

##	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
###	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
####	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
#####	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
######	10.54	Articles of Organization of Doc Holliday Casino II, LLC
######	10.55	Operating Agreement of Doc Holliday Casino II, LLC
######	10.56	Certificate of Series D for Global Casinos Inc
######	10.57	Consent to Assignment of Lease to Global Casinos
######	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
######	10.59	Assignment & Assumption of Lease by Doc Holliday II
######	10.60	Promissory Note $550,000
######	10.61	Promissory Note $400,000
######	10.62	Promissory Note $155,000
######	10.63	Bill of Sale
######	10.64	Noncompetition and Confidentiality Agreement
######	10.65	Consultation Agreement
#######	10.66	Lease Agreement
#######	10.67	Addendum to Lease Agreement
#######	10.68	Addendum No. 2 to Lease Agreement
#######	10.69	Loan Agreement with Astraea Investment Management
#######	10.70	Assignment of Note
#######	10.71	Assignment and Assumption Agreement
#######	10.72	Second Amendment to Promissory Note
#	31	Certification
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
********	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
*********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
**********	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.

#	Filed herewith
##	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
###	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
#####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
######	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
#######	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.

Reports on Form 8-K
Current Report on Form 8-K dated October 2, 2007, Items 2.02 and 7.01, as filed with the Commission on October 12, 2007.

Current Report on Form 8-K, dated November 30, 2007, Items 1.01 and 9.01, as filed with the Commission on December 3, 2007.

Current Report on Form 8-K, dated December 4, 2007, Items 7.01 and 9.01, as filed with the Commission on December 4, 2007.

Current Report on Form 8-K, dated December 5, 2007, Items 1.01 and 9.01, as filed with the Commission on December 6, 2007.

Current Report on Form 8-K, dated December 7, 2007, Items 7.01 and 9.01, as filed with the Commission on December 7, 2007.

Current Report on Form 8-K, dated January 30, 2008, Items 1.01 and 9.01, as filed with the Commission on February 4, 2008.

Current Report on Form 8-K, dated February 4, 2008, Items 7.01 and 9.01, as filed with the Commission on February 4, 2008.

Current Report on Form 8-K, dated March 6, 2008, Items 1.01 and 9.01, as filed with the Commission on March 6, 2008.

Current Report on Form 8-K, dated March 7, 2008, Items 7.01 and 9.01, as filed with the Commission on March 7, 2008.

Current Report on Form 8-K, dated March 18, 2008, Items 7.01 and 9.01, as filed with the Commission on March 20, 2008.

Current Report on Form 8-K, dated March 17, 2008, Item 3.02, as filed with the Commission on March 21, 2008.

Current Report on Form 8-K, dated March 18, 2008, Items 2.01, 2.03, 3.02, 5.03 and 9.01, as filed with the Commission on March 24, 2008.

Current Report on Form 8-K/A, dated March 18, 2008, Item 9.01, as filed with the Commission on May 29, 2008.

Current Report on Form 8-K/A, dated March 18, 2008, Item 9.01, as filed with the Commission on May 29, 2008.

Current Report on Form 8-K, dated August 21, 2008, Items 7.01 and 9.01, as filed with the Commission on August 22, 2008.

Current Report on Form 8-K, dated September 2, 2008, Item 3.02, as filed with the Commission on September 9, 2008.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: October 10, 2008	By:_/s/ Clifford L. Neuman___ Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ Clifford L. Neuman______	President & Director	October 10, 2008
Clifford L. Neuman

/s/ Pete Bloomquist__________	Secretary & Director	October 10, 2008
Pete Bloomquist

/s/ Todd Huss______________	Chief Financial Officer	October 10, 2008
Todd Huss