Form 10-Q
period 2008-12-31
GLOBAL CASINOS INC
filed 2009-02-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

As of February 10, 2009, the Registrant had 5,955,215 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008 and June 30, 2008, and its results of operations for the three month periods ended December 31, 2008 and 2007 and the six month periods ended December 31, 2008 and 2007, its statements of stockholders’ equity for the period July 1, 2007 through December 31, 2008, and its cash flows for the six month periods ended December 31, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$ 1,020,875	$ 1,163,416
Accrued gaming income	318,006	219,821
Inventory	21,415	16,469
Prepaid expenses and other current assets	47,495	92,972
Total current assets	1,407,791	1,492,678

Acquisition escrow deposit	-	-

Investment in Global Gaming Technologies	54,164	60,847

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,121,308
Equipment	3,063,233	3,057,670
Total land, building and improvements, and equipment	7,702,491	7,696,928
Accumulated depreciation	(4,113,364)	(3,900,633)
Land, building and improvements, and equipment, net	3,589,127	3,796,295

Goodwill	1,898,496	1,898,496

Total assets	$ 6,949,578	$ 7,248,316

(Continued on following page)

(Continued from previous page)

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2008	June 30, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 136,786	$ 75,196
Accounts payable, related parties	13,658	68,332
Accrued expenses	334,102	359,461
Accrued interest	6,361	6,390
Joint venture obligation	30,000	30,000
Current portion of long-term debt	2,116,788	589,581
Other	253,786	254,105
Total current liabilities	2,891,481	1,383,065

Long-term debt, less current portion	-	1,659,411

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,955,215 and 5,865,215 shares issued and outstanding	297,761	293,261
Additional paid-in capital	14,038,971	14,027,093
Accumulated deficit	(11,379,635)	(11,215,514)
Total equity	4,058,097	4,205,840

Total liabilities and stockholders' equity	$ 6,949,578	$ 7,248,316

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2008 and 2007

	2008	2007

Revenues:
Casino	$ 1,547,593	$ 930,251
Promotional allowances	(37,767)	(38,344)
Net Revenues	1,509,826	891,907

Expenses:
Casino operations	1,536,430	762,990
Operating, general, and administrative	75,402	42,076
	1,611,832	805,066

Income (loss) from operations	(102,006)	86,841

Other income (expense):
Interest	(40,607)	(19,127)
Equity in earnings of Global Gaming Technologies	(5,485)	(4,533)
Loss on asset disposals	(1,643)	-

Income (loss) before provision for income taxes	(149,741)	63,181
Provision for income taxes	-	-

Net income (loss)	(149,741)	63,181

Series D Preferred dividends	(14,311)	-
Net income (loss) attributible to common shareholders	$ (164,052)	$ 63,181

Earnings (loss) per common share:
Basic	$ (0.03)	$ 0.01
Diluted	$ (0.03)	$ 0.01

Weighted average shares outstanding:
Basic	5,955,215	5,202,907
Diluted	5,955,215	5,290,311

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2008 and 2007

	2008	2007

Revenues:
Casino	$ 3,257,358	$ 1,863,225
Promotional allowances	(76,909)	(76,651)
Net Revenues	3,180,449	1,786,574

Expenses:
Casino operations	3,074,351	1,519,628
Operating, general, and administrative	178,139	98,661
	3,252,490	1,618,289

Income (loss) from operations	(72,041)	168,285

Other income (expense):
Interest	(82,654)	(39,892)
Equity in earnings of Global Gaming Technologies	(6,683)	(6,222)
Loss on asset disposals	(2,743)	-

Income (loss) before provision for income taxes	(164,121)	122,171
Provision for income taxes	-	-

Net income (loss)	(164,121)	122,171

Series D Preferred dividends	(28,622)	-
Net income (loss) attributible to common shareholders	$ (192,743)	$ 122,171

Earnings (loss) per common share:
Basic	$ (0.03)	$ 0.02
Diluted	$ (0.03)	$ 0.02

Weighted average shares outstanding:
Basic	5,925,867	5,202,907
Diluted	5,925,867	5,290,666

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2007 through December 31, 2008

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2007	200,500	$ 401,000	-	$ -	5,202,907	$ 260,146	$ 13,632,564	$ (11,339,150)	$ 2,954,560
Sale of Series D Preferred stock	-	-	700,000	700,000	-	-	-	-	700,000
Sales of common stock	-	-	-	-	200,000	10,000	90,000	-	100,000
Issue common stock	-	-	-	-	450,000	22,500	315,000	-	337,500
Conversion of accounts payable to common stock	-	-	-	-	12,308	615	7,385	-	8,000
Series D Preferred dividends	-	-	-	-	-	-	(17,856)	-	(17,856)
Net Income	-	-	-	-	-	-	-	123,636	123,636
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,027,093	$ (11,215,514)	$ 4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	(28,622)	-	(28,622)
Net loss	-	-	-	-	-	-	-	(164,121)	(164,121)
Balance as of December 31, 2008	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,038,971	$ (11,379,635)	$ 4,058,097

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (164,121)	$ 122,171
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	310,950	234,768
Equity in losses of Global Gaming Technologies	6,683	6,222
Stock based compensation	45,000	-
Loss on disposals of fixed assets	2,743	-
Amortization of debt discount	15,327	-
Changes in operating assets and liabilities
Accrued gaming income	(98,185)	(74,869)
Inventories	(4,946)	-
Other current assets	45,477	(501)
Accounts payable and accrued expenses	(18,598)	(24,692)
Accrued interest	(29)	-
Other current liabilities	(319)	1,069
Net cash provided by operating activities	139,982	264,168

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(80,872)	(38,387)
Proceeds from sale of assets	400	-
Investment in Global Gaming Technologies	-	(10,000)
Net cash used by investing activities	(80,472)	(48,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(173,584)	(44,231)
Payment of Series D preferred stock dividends	(28,467)	-
Net cash used by financing activities	(202,051)	(44,231)

Net (decrease) increase in cash	(142,541)	171,550
Cash at beginning of period	1,163,416	1,563,968
Cash at end of period	$ 1,020,875	$ 1,735,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 69,521	$ 54,580
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 26,053	$ 19,630
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

As of December 31, 2008, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At December 31, 2008, the Company had approximately $128,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31 and June 30, 2008, $318,006 and $219,821 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the six months ended December 31, 2008 and 2007 was $310,950 and $234,768, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.  Management believes that as of December 31, 2008, there is no impairment in the carrying value of its long-lived assets.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $413 and $225 for the six months ended December 31, 2008 and 2007, respectively.

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

Potentially dilutive shares of 122,381 and 30,253 were not included in the calculation of diluted earnings per share for the six months ended December 31, 2008 and 2007, respectively, as their inclusion would have been anti-dilutive.  The anti-dilutive shares generally represented certain out of the money stock options.

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

On August 29, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as compensation for past services.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the six months ended December 31, 2008.

For the six months ended December 31, 2007 we recorded no compensation expense under the requirements as discussed above.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the six months ended December 31, 2008 and 2007, there were no differences between reported net income and comprehensive income.

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

3.     NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2008, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646 through September 2009. Final payment of $721,475.	$ 724,773
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $909,000.	926,854
Note payable to seller of Doc Holliday Casino, uncollateralized, total principal due March 31, 2009, no interest, net of discount of $7,664.	359,003
Installment note payable to seller of Doc Holliday Casino, uncollateralized, requiring monthly payments of $13,541 beginning on April 18, 2008, interest at 8%, final payment due March 18, 2009.	40,089
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.	66,069

Total notes payable and long-term debt	2,116,788
Less current portion	(0)
Long-term debt, net	$ 2,116,788

Scheduled maturities of notes payable and long-term debt for the calendar year ending December 31, 2009 is as follows:

2009	$ 2,116,788

4.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at December 31, 2008.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of December 31, 2008 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of December 31, 2008 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On June 30, 2008, $14,156 of dividends were declared and subsequently paid in July.  On September 30, 2008, $14,311 of dividends were declared and subsequently paid in October.   On December 31, 2008, $14,311 of dividends were declared and are included in accrued expenses at December 31, 2008.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On August 29, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as compensation for past services.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the six months ended December 31, 2008.

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

5.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit if the total building expenses increase by more than 3% over a base year calculation.  Net rent expense for the six months ended December 31, 2008 was $143,840.  At December 31, 2008 the total credit available to apply against future minimum rent payments through July 31, 2009 was $34,518, and is included in other current assets.  Future minimum lease payments for the fiscal years ending June 30 are as follows:

2009		$ 152,172
2010		304,344
2011		304,344
2012		304,344
2013	and thereafter	634,050
Total		$ 1,699,254

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
$5,585,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of December 31, 2008, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $1,900,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net decrease in the valuation allowance was approximately $29,000 from June 30, 2007 to June 30, 2008.

7.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	shares	price
Balance at
June 30, 2007	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
December 31, 2008	235,000	$ 0.62

The following table summarizes information about fixed-price stock options at December 31, 2008:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	0.6 years	$ 0.10	100,000	$ 0.10
$ 1.00	135,000	4.0 years	$ 1.00	135,000	$ 1.00
	235,000			235,000

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

For the year ended June 30, 2007 we recorded compensation expense of $70,631, under the requirements as discussed above.  No such expense was recorded for the year ended June 30, 2008 under the stock incentive plan.  No options or warrants to purchase common stock were granted during the six months ended December 31, 2008.

During the years ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $-0- and $6,500, respectively.

8.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the year ended June 30, 2008, $28,320 was charged to operating, general and administrative expenses.  For the six months ended December 31, 2008, $21,680 was charged to operating, general and administrative expenses.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement has a term of six months and requires a monthly fee of $2,000.

9.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2008 and 2007, his billings to the Company totaled $33,062 and $36,392 respectively.  At June 30 and December 31, 2008, amounts due to him were $63,832 and $5,608, respectively, and are included in accounts payable, related parties.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2008 and 2007, his billings to the company for services were $18,050 and $9,750, respectively.  At June 30, and December 31, 2008, amounts due him were $4,500 and $8,050, respectively, and are included in accounts payable, related parties.  In addition, in June 2008, $8,000 of amounts due to the officer for prior services was converted to common stock.  As a result, 12,308 shares valued at $0.65 per share were issued.

On August 29, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2008, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the six months ended December 31, 2008 and 2007 we have recorded $6,683 and $6,222, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $45,836, cumulatively, for various GGT start-up, product development and marketing costs.

As of December 31, 2008, the Company has made cash payments to GGT of $70,000 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $30,000 obligation was recorded as a current liability.

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

As of December 31, 2008, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Results of Operations – Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(164,052) ($(0.03) per share) for the three months ended December 31, 2008 compared to net income attributable to common shareholders of $63,181 ($0.01 per share) for the three months ended December 31, 2007.  The decrease in our net income attributable to common shareholders is primarily due to the preferred stock dividends, increases in our corporate expenses of approximately $33,000, and operating results of the Doc Holliday Casino which contributed a net loss of approximately $91,000 during the three months ended December 31, 2008.  We assumed the operations of the Doc Holliday Casino on March 19, 2008.  We are currently taking steps to improve its operations through improvements in its marketing strategies, floor operations, and to its customer loyalty programs.

Revenues

Casino revenues for the three months ended December 31, 2008 were $1,547,593 compared to $930,251 for the three months ended December 31, 2007, an increase of $617,342 or 66.4%.  Total full period revenues for the Bull Durham were $930,916, while revenues for Doc Holliday were $616,677 for the three months ended December 31, 2008.  The full period coin-in for the Bull Durham casino was up 7.1% for the three months ended December 31, 2008 over the three months ended December 31, 2007, however we also experienced a 0.56% decrease in our hold percentage for the three months ended December 31, 2008 over the three months ended December 31, 2007.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased slightly by $577 from $38,344 to $37,767 for the three months ended September 30, 2007 and 2008, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino for the three months ended December 31, 2008 and 2007.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2008	December 31, 2007	$ Variance	% Variance
Labor & Benefits	$ 570,859	$ 315,794	$ 255,065	80.8%
Marketing & Advertising	312,112	125,433	186,679	148.8%
Depreciation & Amortization	155,838	117,223	38,615	32.9%
Food & Beverage	87,762	48,471	39,291	81.1%
Repair, Maintenance & Supplies	61,654	37,105	24,549	66.2%
Device fees	107,910	42,897	65,013	151.6%
Professional fees	64,736	28,000	36,736	131.2%
Insurance, Taxes & Licenses	41,213	14,681	26,532	180.7%
Utilities & Telephone	44,901	19,498	25,403	130.3%
Occupancy	76,086	-	76,086	n/a
Other casino expenses	13,359	13,888	(529)	-3.8%
	$ 1,536,430	$ 762,990	$ 773,440	101.4%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 80.8% increase is primarily attributable to Doc Holliday operations.  Total labor and benefits costs for the Bull Durham operations increased 12.8%, from $315,794 to $356,064 for the three months ended December 31, 2007 and 2008, respectively, and are primarily attributed to normal annual merit increases and performance bonuses.  As a result, total labor and benefits costs as a percentage of casino revenues increased from 33.9% to 38.2% for the three months ended December 31, 2007 and 2008, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $163,000 of the increase is attributed to the Doc Holliday operations for the three months ended December 31, 2008.  The remaining approximately $23,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino including charter bus arrangements and customer mailings which are both designed to drive customers to the casino.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $38,615 is attributable to depreciation of the furniture and fixtures, and gaming assets of the Doc Holliday Casino for the three months ended December 31, 2008.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $39,291 increase from the three months ended December 31, 2007 is primarily the result of Doc Holliday operations for the three months ended December 31, 2008.  Total food and beverage costs as a percentage of casino revenues increased slightly to 5.7% from 5.2% for the three months ended September 30, 2008 and 2007, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $24,549 is primarily attributable to Doc Holliday operations for the three months ended December 31, 2008.  Total repair, maintenance and supplies costs as a percentage of casino revenues was unchanged at 4.0% for the three months ended December 31, 2008 and 2007.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The increase of $65,013 is attributed entirely to Doc Holliday operations for the three months ended December 31, 2008.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $36,736 is primarily attributed to a bonus paid to the directors of Casinos USA in November 2008.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $26,532 is attributed to Doc Holliday operations for the three months ended December 31, 2008.  Total insurance, taxes and licenses as a percentage of casino revenues increased from 1.6% for the three months ended December 31, 2007 to 2.7% for the three months ended December 31, 2008.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $25,403 is primarily attributed to the Doc Holliday operations for the three months ended September 30, 2008, and to a lesser degree general increases in utility costs, particularly water, gas and electricity which resulted in a year over year increase at the Bull Durham Casino of approximately $3,500.  The general rising of utility costs have resulted in increases in the total utilities and telephone costs as a percentage of revenues from 2.1% to 2.9% for the three months ended December 31, 2007 and 2008, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2008, prepaid rent credits available to offset future rent payments through June 30, 2009 was $34,518 and are recorded as prepaid expenses and other current assets.  For the three months ended December 31, 2008, the total cash paid for rent at the Casino was $58,113.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 0.9% and 1.5% for the three months ended December 31, 2008 and 2007, respectively.

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

For the three months ended December 31, 2008, total operating, general, and administrative costs were $75,402, as compared to $42,076 for the three months ended December 31, 2007, a net increase of $33,326 or 79.2%, and is primarily attributable to increases in our legal and accounting services attributed to management and accounting efforts by our corporate officers associated with the operations of the Doc Holliday Casino acquired in March 2008, and exploration of our financing options regarding the maturity of our long term mortgage obligations which mature in September 2009.

Corporate occupancy: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $-0- and $6,000 for the three months ended December 31, 2008 and 2007, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation: In fiscal year ending June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the three months ended December 31, 2008 and 2007 we recognized no stock based compensation costs.

Interest Expense

Interest expense was $40,607 for the three months ended December 31, 2008 compared to $19,127 for the three months ended December 31, 2007, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to new debt associated with the acquisition of the Doc Holliday Casino in March 2008, and to a lesser degree an increase in the interest rate in March 2008 from 7% to 12% on the senior mortgage secured by the Bull Durham Casino.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Loss on asset disposals

During the three months ended December 31, 2008 we disposed certain casino equipment with a book value of $1,643.  The resulting $1,643 loss was recorded at a loss on asset disposals.  No disposals were made during the three months ended December 31, 2007.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended December 31, 2008 and 2007 we recorded $5,485 and $4,533, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended December 31, 2008, dividends of $14,311 were declared on the Series D Preferred Stock which were subsequently paid in January 2009.

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

Results of Operations – Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

We recognized a net loss attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(192,743) ($(0.03) per share) for the six months ended December 31, 2008 compared to net income attributable to common shareholders of $122,171 ($0.02 per share) for the six months ended December 31, 2007.  The decrease in our net income attributable to common shareholders is primarily due to the preferred stock dividends, increases in our corporate expenses of approximately $80,000 and operating results of the Doc Holliday Casino which contributed a net loss of approximately $170,000 during the six months ended December 31, 2008.  We assumed the operations of the Doc Holliday Casino on March 19, 2008.  We are currently taking steps to improve its operations through improvements in its marketing strategies, floor operations, and to its customer loyalty programs.

Revenues

Casino revenues for the six months ended December 31, 2008 were $3,257,358 compared to $1,863,225 for the six months ended December 31, 2007, an increase of $1,394,133 or 75%.  Total full period revenues for the Bull Durham were $1,964,287, while revenues for Doc Holliday were $1,293,071 for the six months ended December 31, 2008.  The full period coin-in for the Bull Durham casino was up 4.7% for the six months ended December 31, 2008 over the three months ended December 31, 2007, and we also experienced a 0.05% increase in our hold percentage for the six months ended December 31, 2008 over the six months ended December 31, 2007.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased slightly by $258 from $76,651 to $76,909 for the six months ended December 31, 2007 and 2008, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino for the six months ended December 31, 2008 and 2007.  The following table summarizes such expenses for comparison and discussion purposes:

	For the six months ended
	December 31, 2008	December 31, 2007	$ Variance	% Variance
Labor & Benefits	$ 1,133,658	$ 621,530	$ 512,128	82.4%
Marketing & Advertising	629,194	253,834	375,360	147.9%
Depreciation & Amortization	310,950	234,768	76,182	32.4%
Food & Beverage	181,680	99,857	81,823	81.9%
Repair, Maintenance & Supplies	130,049	72,954	57,095	78.3%
Device fees	216,126	85,490	130,636	152.8%
Professional fees	93,736	54,000	39,736	73.6%
Insurance, Taxes & Licenses	97,399	34,220	63,179	184.6%
Utilities & Telephone	99,534	37,839	61,695	163.0%
Occupancy	143,840	-	143,840	n/a
Other casino expenses	38,185	25,136	13,049	51.9%
	$ 3,074,351	$ 1,519,628	$ 1,554,723	102.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 84.4% increase is primarily attributable to Doc Holliday operations.  Total labor and benefits costs for the Bull Durham operations increased 6.9%, from $621,530 to $664,250 for the six months ended December 31, 2007 and 2008, respectively, and are primarily attributed to normal annual merit increases and performance bonuses.  Total labor and benefits costs as a percentage of casino revenues increased slightly from 33.4% to 34.8% for the six months ended December 31, 2007 and 2008, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $334,000 of the increase is attributed to the Doc Holliday operations for the six months ended December 31, 2008.  The remaining approximately $41,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino including charter bus arrangements and customer mailings which are both designed to drive customers to the casino.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $76,182 is attributable to depreciation of the furniture and fixtures, and gaming assets of the Doc Holliday Casino for the three months ended December 31, 2008.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $81,823 increase from the six months ended December 31, 2007 is primarily the result of Doc Holliday operations for the six months ended December 31, 2008.  Total food and beverage costs as a percentage of casino revenues is essentially unchanged at 5.6% and 5.4% for the six months ended December 31, 2008 and 2007, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $57,095 is primarily attributable to Doc Holliday operations for the six months ended December 31, 2008.  Total repair, maintenance and supplies costs as a percentage of casino revenues is essentially unchanged at 4.0% and 3.9% for the six months ended December 31, 2008 and 2007, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The increase of $130,636 is attributed entirely to Doc Holliday operations for the six months ended December 31, 2008.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $39,736 is primarily attributed to a bonus paid to the directors of Casinos USA in November 2008.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $63,179 is attributed to Doc Holliday operations for the six months ended December 31, 2008.  Total insurance, taxes and licenses as a percentage of casino revenues increased from 1.8% for the six months ended December 31, 2007 to 3.0% for the six months ended December 31, 2008.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $61,695 is primarily attributed to the Doc Holliday operations for the six months ended December 31, 2008, and to a lesser degree general increases in utility costs, particularly water, gas and electricity which resulted in a year over year increase at the Bull Durham Casino of approximately $11,000.  The general rising of utility costs have resulted in increases in the total utilities and telephone costs as a percentage of revenues from 2.0% to 3.1% for the six months ended December 31, 2007 and 2008, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2008, prepaid rent credits available to offset future rent payments through June 30, 2009 was $34,518 and are recorded as prepaid expenses and other current assets.  For the six months ended December 31, 2008, the total cash paid for rent at the Casino was $103,337.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  The $13,049 increase is primarily attributed to Doc Holliday operations for the six months ended December 31, 2008.

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

For the six months ended December 31, 2008, total operating, general, and administrative costs were $178,139, as compared to $98,661 for the six months ended December 31, 2007, a net increase of $79,478 or 80.6%, and is attributable to three primary factors as well as the corporate occupancy costs discussed below.  First, on September 2, 2008 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  No stock compensation expense was incurred during the six months ended December 31, 2007.  Second, on April 1, 2008 we entered into a consulting agreement with an independent contractor to provide corporate development services.  The agreement required us to pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the six months ended December 31, 2008, $21,680 was charged to consulting expense.  No consulting expense was incurred during the six months ended December 31, 2007.  Finally, during the six months ended December 31, 2008 we have realized increases in our legal and accounting services of approximately $26,000 attributed to management and accounting efforts by our corporate officers associated with the operations of the Doc Holliday Casino acquired in March 2008, and exploration of our financing options regarding the maturity of our long term mortgage obligations which mature in September 2009.

Corporate occupancy: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $-0- and $12,000 for the six months ended December 31, 2008 and 2007, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation: In fiscal year ending June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the six months ended December 31, 2008 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and executive officers as discussed above.  No stock compensation expense was incurred during the six months ended December 31, 2007.

Interest Expense

Interest expense was $82,654 for the six months ended December 31, 2008 compared to $39,892 for the six months ended December 31, 2007, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to debt issued associated with the acquisition of the Doc Holliday Casino in March 2008, and to a lesser degree an increase in the interest rate in March 2008 from 7% to 12% on the senior mortgage secured by the Bull Durham Casino.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Loss on asset disposals

During the six months ended December 31, 2008 we disposed certain casino equipment with a book value of $3,413, for which we received $400.  The resulting $2,743 loss was recorded as a loss on asset disposals.  No disposals were made during the three months ended December 31, 2007.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the six months ended December 31, 2008 and 2007 we recorded $6,683 and $6,222, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the six months ended December 31, 2008, dividends of $28,622 were declared on the Series D Preferred Stock, of which $14,311 had been paid as of December 31, 2008.  The remaining accrued dividends were paid in January 2009.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2008, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  We have not had sufficient time to determine if cash flows from our other operating subsidiary, Doc Holliday, will be sufficient to fund its operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At December 31, 2008, the Company had cash and cash equivalents of $1,020,875, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at December 31, 2008 were in excess of funds required by gaming regulations.

Our working capital decreased by $1,593,303 to a working capital deficit of $(1,483,690) at December 31, 2008 from working capital of $109,613 at June 30, 2008.  The decrease in our working capital is entirely due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now maturing within one year, and as such is classified as short term liabilities at December 31, 2008.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  We are currently exploring options to refinance the debt prior to its various 2009 maturity dates.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $139,982 for the six months ended December 31, 2008.  For the six months ended December 31, 2007, operating activities provided net cash of $264,168.  The decrease in cash provided by operating activities of $124,186 was primarily the result of the net loss during the six months ended December 31, 2008.

Cash used by investing activities was $80,472 for the six months ended December 31, 2008, and represents purchases of gaming and security equipment, as well as $400 of proceeds received on the disposal of certain equipment.  Also during the six months ended September 30, 2008 we acquired $26,053 of gaming equipment in a non-cash vendor financing arrangement.  During the six months ended December 31, 2007 we purchased a total of $38,387 of gaming equipment.  In addition, we acquired $19,630 of gaming equipment in a non-cash vendor financing arrangement.  Lacking other financing options, we expect some of the equipment financing activity to continue to be short-term financing by our vendors under similar terms.

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

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker under development by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of December 31, 2008, we had made total cash contributions totaling $70,000.  The balance due of $30,000 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational and marketing costs.

Cash flows used by financing activities increased $157,820 to $202,051 for the six months ended December 31, 2008, compared to cash used of $44,231 during the six months ended December 31, 2007.  Principal payments on our long term debt totaled $173,584 for the six months ended December 31, 2008, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on long term debt totaled $44,231 for the six months ended December 31, 2007, and represents principal payments on our mortgage debt and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  During the six months ended December 31, 2008, dividends declared on June 30th totaling $14,156 and dividends declared on September 30th of $14,311 were paid during the six months ended December 31, 2008.  On December 31, 2008 dividends totaling $14,311 were declared and are included in accrued expenses at December 31, 2008.  These dividends were subsequently paid in January 2009.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Corporate Development Consulting Agreement

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  Through December 31, 2008 a total of $50,000 has been charged on the contract, of which $40,000 had been paid to the consultant as of December 31, 2008.

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

a.  Disclosure Controls and Procedures

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c. Limitations of any Internal Control Design

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None, except as previously disclosed.

Item 1A.

Risk Factors

The following is an additional risk factor concerning our business as a result of current economic conditions in the United States.

Current difficult conditions in the financial services markets may materially and adversely impact our business

Dramatic declines in the values of, among other things, various derivative instruments, credit default swaps and the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have also led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a general reduction of business activity.  A continuation of these conditions could have, among other things, the following potential negative effects:

1)

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and,

2)

While we do not depend on credit from the financial markets to finance our operations, all our long-term debt matures during 2009.  Within the past few months, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our maturing long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

Item 2

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

GLOBAL CASINOS, INC.

Date: _February 13, 2009	By: _/s/ Clifford L. Neuman _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 13, 2009	By: __/s/ Todd Huss ____
Todd Huss, Chief Financial Officer