Form 10-Q
period 2009-03-31
GLOBAL CASINOS INC
filed 2009-05-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Non-accelerated filer [    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of May 13, 2009, the Registrant had 5,955,215 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and June 30, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008 and the nine month periods ended March 31, 2009 and 2008, its statements of stockholders’ equity for the period July 1, 2007 through March 31, 2009, and its cash flows for the nine month periods ended March 31, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,305,104	$ 1,163,416
Accrued gaming income	148,746	219,821
Inventory	21,415	16,469
Prepaid expenses and other current assets	29,789	92,972
Total current assets	1,505,054	1,492,678

Investment in Global Gaming Technologies	54,104	60,847

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,121,308
Equipment	3,119,816	3,057,670
Total land, building and improvements, and equipment	7,759,074	7,696,928
Accumulated depreciation	(4,267,595)	(3,900,633)
Land, building and improvements, and equipment, net	3,491,479	3,796,295

Goodwill	1,898,496	1,898,496

Total assets	$ 6,949,133	$ 7,248,316

(continued on following page)

(continued from previous page)

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 239,053	$ 75,196
Accounts payable, related parties	16,781	68,332
Accrued expenses	301,501	359,461
Accrued interest	4,361	6,390
Joint venture obligation	28,150	30,000
Current portion of long-term debt	2,074,270	589,581
Other	252,133	254,105
Total current liabilities	2,916,249	1,383,065

Long-term debt, less current portion	-	1,659,411

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,955,215 and 5,865,215 shares issued and outstanding	297,761	293,261
Additional paid-in capital	14,024,971	14,027,093
Accumulated deficit	(11,390,848)	(11,215,514)
Total equity	4,032,884	4,205,840

Total liabilities and stockholders' equity	$ 6,949,133	$ 7,248,316

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2009 and 2008
(unaudited)

	2009	2008

Revenues:
Casino	$ 1,627,142	$ 966,364
Promotional allowances	(43,246)	(38,590)
Net Revenues	1,583,896	927,774

Expenses:
Casino operations	1,514,393	926,156
Operating, general, and administrative	43,301	26,276
	1,557,694	952,432

Income (loss) from operations	26,202	(24,658)

Other income (expense):
Interest	(37,355)	(21,689)
Equity in earnings of Global Gaming Technologies	(60)	(904)

Income (loss) before provision for income taxes	(11,213)	(47,251)
Provision for income taxes	-	-

Net income (loss)	(11,213)	(47,251)

Series D Preferred dividends	(14,000)	(3,700)
Net income (loss) attributable to common shareholders	$ (25,213)	$ (50,951)

Earnings (loss) per common share:
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic	5,955,215	5,282,193
Diluted	5,955,215	5,282,193

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2009 and 2008
(unaudited)

	2009	2008

Revenues:
Casino	$ 4,884,500	$ 2,829,589
Promotional allowances	(120,155)	(115,241)
Net Revenues	4,764,345	2,714,348

Expenses:
Casino operations	4,588,744	2,445,784
Operating, general, and administrative	221,440	124,937
	4,810,184	2,570,721

Income (loss) from operations	(45,839)	143,627

Other income (expense):
Interest	(120,009)	(61,581)
Equity in earnings of Global Gaming Technologies	(6,743)	(7,126)
Loss on asset disposals	(2,743)	-

Income (loss) before provision for income taxes	(175,334)	74,920
Provision for income taxes	-	-

Net income (loss)	(175,334)	74,920

Series D Preferred dividends	(42,622)	(3,700)
Net income (loss) attributable to common shareholders	$ (217,956)	$ 71,220

Earnings (loss) per common share:
Basic	$ (0.04)	$ 0.01
Diluted	$ (0.04)	$ 0.01

Weighted average shares outstanding:
Basic	5,935,507	5,272,634
Diluted	5,935,507	5,359,814

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2007 through March 31, 2009 (unaudited)

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2007	200,500	$ 401,000	-	$ -	5,202,907	$ 260,146	$ 13,632,564	$ (11,339,150)	$ 2,954,560
Sale of Series D Preferred stock	-	-	700,000	700,000	-	-	-	-	700,000
Sales of common stock	-	-	-	-	200,000	10,000	90,000	-	100,000
Issue common stock	-	-	-	-	450,000	22,500	315,000	-	337,500
Conversion of accounts payable to common stock	-	-	-	-	12,308	615	7,385	-	8,000
Series D Preferred dividends	-	-	-	-	-	-	(17,856)	-	(17,856)
Net Income	-	-	-	-	-	-	-	123,636	123,636
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,027,093	$ (11,215,514)	$ 4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	(42,622)	-	(42,622)
Net loss	-	-	-	-	-	-	-	(175,334)	(175,334)
Balance as of March 31, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,024,971	$ (11,390,848)	$ 4,032,884

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2009 and 2008
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (175,334)	$ 74,920
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	465,181	358,388
Equity in losses of Global Gaming Technologies	6,743	7,126
Stock based compensation	45,000	-
Loss on disposals of fixed assets	2,743	-
Amortization of debt discount	22,991	-
Changes in operating assets and liabilities
Accrued gaming income	71,075	(100,047)
Inventories	(4,946)	(501)
Other current assets	63,183	2,324
Accounts payable and accrued expenses	54,502	15,448
Accrued interest	(2,029)	2,223
Other current liabilities	(1,972)	4,843

Net cash provided by operating activities	547,137	364,724

(continued on following page)

(continued from previous page)

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2009 and 2008

(unaudited)

	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(111,902)	(38,532)
Release of acquisition escrow funds	-	100,000
Acquisition of Doc Holliday net assets	-	(1,672,376)
Proceeds from sale of assets	400	-
Investment in Global Gaming Technologies	(1,850)	(10,000)

Net cash used by investing activities	(113,352)	(1,620,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(249,319)	(302,316)
Proceeds from sale of Series D preferred stock	-	700,000
Proceeds from sale of common stock	-	50,000
Payment of Series D preferred stock dividends	(42,778)	-

Net cash used by financing activities	(292,097)	447,684

Net (decrease) increase in cash	141,688	(808,500)
Cash at beginning of period	1,163,416	1,563,968
Cash acquired in acquisition of Doc Holliday	-	257,282

Cash at end of period	$ 1,305,104	$ 1,012,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 102,288	$ 79,757
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 51,606	$ 44,804
Accrued and unpaid dividends on Series D preferred stock	$ 14,000	$ 3,700
Common stock issued in acquisition of Doc Holliday	$ -	$ 337,500
Debt assumed in acquisition of Doc Holliday	$ -	$ 653,087

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

As of March 31, 2009, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At March 31, 2009, the Company had approximately $225,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, 2009 and June 30, 2008, $148,746 and $219,821 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the nine months ended March 31, 2009 and 2008 was $465,181 and $358,388, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is determined as the amount by which the carrying value exceeds the fair value of the assets.  Management believes that as of March 31, 2009, there is no impairment in the carrying value of its long-lived assets.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $420 and $1,310 for the nine months ended March 31, 2009 and 2008, respectively.

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

Potentially dilutive shares of 86,376 and 38,077 were not included in the calculation of diluted earnings per share for the nine months ended March 31, 2009 and 2008, respectively, as their inclusion would have been anti-dilutive.

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

On August 29, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as compensation for past services.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the nine months ended March 31, 2009.

For the nine months ended March 31, 2008 we recorded no compensation expense under the requirements as discussed above.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the nine months ended March 31, 2009 and 2008, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

The purchase was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the assets and liabilities acquired based on their fair values at the completion of the transaction.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The value of the common stock was determined by the average of the closing prices of the Company’s common stock for the day prior through the day after the closing of the acquisition.  Two notes payable were issued to the seller by Doc Holliday II, LLC.  The first note was a 0% interest note of $400,000, and was due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  The second note in the amount of $155,670, is an 8% installment note requiring monthly principal and interest payments of $13,541, and matured on March 18, 2009.

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

3.     NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2008, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646 through September 2009. Final payment of $721,475.	$ 723,567
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 2009. Final payment of $908,940.	920,942
Note payable to seller of Doc Holliday Casino, uncollateralized, total principal due March 31, 2009, no interest.	366,667
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $2,323, no interest, final payment due December 13, 2009.	18,583
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.	44,511

Total notes payable and long-term debt	2,074,270
Less current portion	(2,074,270)
Long-term debt, net	$ 0

The note payable to the seller of Doc Holliday Casino in the amount of $366,667, was in default at March 31, 2009 and as of the date of this report.  Under the terms of the agreement, the unpaid principal and any costs of collection shall accrue interest from the date of default at the rate of 8%.  Management is currently working to obtain debt or equity financing, or a combination of both, to restructure all Company debt.  No agreements have been made as of the date of this report, and there can be no assurance such financing will be obtained.

Scheduled maturities of notes payable and long-term debt for the one year period ending March 31, 2010 is as follows:

2010	$ 2,074,270

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

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of March 31, 2009 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of March 31, 2009 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On June 30, 2008, $14,156 of dividends were declared and subsequently paid in July.  On September 30, 2008, $14,311 of dividends were declared and subsequently paid in October.   On December 31, 2008, $14,311 of dividends were declared and subsequently paid in January.  On March 31, 2009, $14,000 of dividends were declared and are included in accrued expenses at March 31, 2009.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On August 29, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as compensation for past services.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the nine months ended March 31, 2009.

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

5.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit if the total building expenses increase by more than 3% over a base year calculation.  Net rent expense for the nine months ended March 31, 2009 was $219,926.  At March 31, 2009 the total credit available to apply against future minimum rent payments through July 31, 2009 was $16,545, and is included in other current assets.  Future minimum lease payments for the fiscal years ending June 30 are as follows:

2009		$ 76,086
2010		304,344
2011		304,344
2012		304,344
2013	and thereafter	634,050
Total		$ 1,623,168

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

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	shares	price
Balance at
June 30, 2007	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
March 31, 2009	235,000	$ 0.62

The following table summarizes information about fixed-price stock options at March 31, 2009:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	0.4 years	$ 0.10	100,000	$ 0.10
$ 1.00	135,000	3.8 years	$ 1.00	135,000	$ 1.00
	235,000			235,000

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

For the year ended June 30, 2007 we recorded compensation expense of $70,631, under the requirements as discussed above.  No such expense was recorded for the year ended June 30, 2008 under the stock incentive plan.  No options or warrants to purchase common stock were granted during the nine months ended March 31, 2009.

During the years ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $-0- and $6,500, respectively.  No stock options were exercised during the nine months ended March 31, 2009.

8.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the year ended June 30, 2008, $28,320 was charged to operating, general and administrative expenses.  For the nine months ended March 31, 2009, $21,680 was charged to operating, general and administrative expenses.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement had an original term of six months and has been extended on a month to month basis, and requires a monthly fee of $2,000.

9.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2009 and 2008, his billings to the Company totaled $50,403 and $59,003 respectively.  At June 30, 2008 and March 31, 2009, amounts due to him were $63,832 and $13,931, respectively, and are included in accounts payable, related parties.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2009 and 2008, his billings to the company for services were $23,850 and $21,500, respectively.  At June 30, 2008, and March 31, 2009, amounts due him were $4,500 and $2,850, respectively, and are included in accounts payable, related parties.  In addition, in June 2008, $8,000 of amounts due to the officer for prior services was converted to common stock.  As a result, 12,308 shares valued at $0.65 per share were issued.

On August 29, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of March 31, 2009, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the nine months ended March 31, 2009 and 2008 we have recorded $6,743 and $7,126, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $45,896, cumulatively, for various GGT start-up, product development and marketing costs.

As of March 31, 2009, the Company has made cash payments to GGT of $71,850 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $28,150 obligation was recorded as a current liability.

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

As of March 31, 2009, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We recognized a net loss attributable to common shareholders after $14,000 of dividends on our Series D preferred stock of $(25,213) ($(0.00) per share) for the three months ended March 31, 2009 compared to a net loss attributable to common shareholders after $3,700 of dividends on our Series D preferred stock of $(50,951) ($0.01 per share) for the three months ended March 31, 2008.  The decrease in our net loss is primarily attributable to improved revenues at the Bull Durham Casino.

Revenues

Casino revenues for the three months ended March 31, 2009 were $1,627,142 compared to $966,364 for the three months ended March 31, 2008, an increase of $660,778 or 68.4%.  Total full period revenues for the Bull Durham were $1,010,566 and $887,418 for the three months ended March 31, 2009 and 2008, respectively, a period over period increase of 14%.  Revenues for Doc Holliday were $616,576 for the three months ended March 31, 2009.  Doc Holliday revenues for the same period in 2008 included only revenues for the period March 19 through March 31, as discussed above.  The full period coin-in for the Bull Durham casino was up 9.7% for the three months ended March 31, 2009 over the three months ended March 31, 2008, and we also experienced a 0.24% increase in our hold percentage for the three months ended March 31, 2009 over the three months ended March 31, 2008.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $4,656 from $38,590 to $43,246 for the three months ended March 31, 2009 and 2008, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino for the three months ended March 31, 2009 and 2008.  As noted elsewhere, operations for the Doc Holliday Casino began on March 19, 2008, and therefore expenses attributable to Doc Holliday for the three months ended March 31, 2008 include only thirteen days.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2009	March 31, 2008	$ Variance	% Variance
Labor & Benefits	$ 548,927	$ 363,617	$ 185,310	51.0%
Marketing & Advertising	307,258	165,770	141,488	85.4%
Depreciation & Amortization	154,232	123,621	30,611	24.8%
Food & Beverage	86,980	54,721	32,259	59.0%
Repair, Maintenance & Supplies	55,214	51,704	3,510	6.8%
Device fees	107,910	42,745	65,165	152.5%
Professional fees	30,200	26,000	4,200	16.2%
Insurance, Taxes & Licenses	51,892	47,004	4,888	10.4%
Utilities & Telephone	42,482	26,883	15,599	58.0%
Occupancy	76,086	-	76,086	n/a
Other casino expenses	53,212	24,091	29,121	120.9%
	$ 1,514,393	$ 926,156	$ 588,237	63.5%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 51.0% increase is primarily attributable to Doc Holliday operations.  Total labor and benefits costs for the Bull Durham operations decreased slightly by $2,149 from $318,769 to $316,620 for the three months ended March 31, 2009 and 2008, respectively.  Total labor and benefits costs as a percentage of casino revenues decreased from 37.6% to 33.7% for the three months ended March 31, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $137,000 of the increase is attributed to the Doc Holliday operations for the three months ended March 31, 2009.  The remaining approximately $4,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino primarily resulting from an increase in customer mailings which is designed to drive customers to the casino.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $30,611 is primarily attributable to depreciation of the furniture and fixtures, and gaming assets of the Doc Holliday Casino for the three months ended March 31, 2009.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $32,259 increase for the three months ended March 31, 2008 is primarily the result of Doc Holliday operations for the three months ended March 31, 2009.  Total food and beverage costs as a percentage of casino revenues decreased slightly from 5.7% to 5.3% for the three months ended March 31, 2008 and 2009, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The slight increase of $3,510 is primarily attributable to Doc Holliday operations for the three months ended March 31, 2009.  Total repair, maintenance and supplies costs as a percentage of casino revenues decreased from 5.4% to 3.4% for the three months ended March 31, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The increase of $65,165 is attributed entirely to Doc Holliday operations for the three months ended March 31, 2009.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $4,200 is attributed to accounting and auditing accruals for the Doc Holliday operations at March 31, 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of approximately $5,000 is attributed to Doc Holliday operations for the three months ended March 31, 2009.  Total insurance, taxes and licenses as a percentage of casino revenues decreased from 4.9% to 3.2% for the three months ended March 31, 2008 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $15,599 is primarily attributed to the Doc Holliday operations for the three months ended March 31, 2009, and to a lesser degree general increases in utility costs, particularly water, gas and electricity.  Total utilities and telephone costs as a percentage of revenues decreased slightly from 2.8% to 2.6% for the three months ended March 31, 2008 and 2009, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2009, prepaid rent credits available to offset future rent payments through June 30, 2009 was $16,545 and are recorded as prepaid expenses and other current assets.  For the three months ended March 31, 2008, the total cash paid for rent at the Casino was $58,113.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 3.3% and 2.5% for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009, total operating, general, and administrative costs were $43,301, as compared to $26,276 for the three months ended March 31, 2008, a net increase of $17,025 or 64.8%, and is primarily attributable to certain charge-backs to the Doc Holliday operating subsidiary totaling approximately $20,000 for expenses paid in prior periods by the parent company on behalf of Doc Holliday during the purchase of the casino, including license fees and appraisal fees. In addition, we have realized marginal increases in our legal and accounting services attributed to management and accounting efforts by our corporate officers associated with the operations of the Doc Holliday Casino acquired in March 2008, and exploration of our financing options regarding the maturity of our long term mortgage obligations which mature in September 2009.

Corporate occupancy: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $-0- and $6,000 for the three months ended March 31, 2009 and 2008, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation: In fiscal year ending June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the three months ended March 31, 2009 and 2008 we recognized no stock based compensation costs.

Interest Expense

Interest expense was $37,355 for the three months ended March 31, 2009 compared to $21,689 for the three months ended March 31, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to new debt associated with the acquisition of the Doc Holliday Casino in March 2008, and to a lesser degree an increase in the interest rate in March 2008 from 7% to 12% on the senior mortgage secured by the Bull Durham Casino.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended March 31, 2009 and 2008 we recorded $60 and $904, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended March 31, 2009, dividends of $14,000 were declared on the Series D Preferred Stock.  Dividends of $3,700 were declared for the period ended March 31, 2008.

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

Results of Operations – Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

We recognized a net loss attributable to common shareholders after $42,662 of dividends on our Series D preferred stock of $(217,956) ($(0.04) per share) for the nine months ended March 31, 2009, compared to net income attributable to common shareholders after dividends of $3,700, of $71,220 ($0.01 per share) for the nine months ended March 31, 2008.  The decrease in our net income attributable to common shareholders is primarily due to the preferred stock dividends, increases in our corporate expenses of approximately $96,000 and operating results of the Doc Holliday Casino which contributed a net loss of approximately $(253,000) during the nine months ended March 31, 2009.  We assumed the operations of the Doc Holliday Casino on March 19, 2008.  We are currently taking steps to improve its operations through improvements in its marketing strategies, floor operations, and to its customer loyalty programs.

Revenues

Casino revenues for the nine months ended March 31, 2009 were $4,884,500 compared to $2,829,589 for the nine months ended March 31, 2008, an increase of $2,054,911 or 72.6%.  Total full period revenues for the Bull Durham were $2,974,853, while revenues for Doc Holliday were $1,909,647 for the nine months ended March 31, 2009.  The full period coin-in for the Bull Durham casino was up 6.3% for the nine months ended March 31, 2009 over the nine months ended March 31, 2008, and we also experienced a 0.09% increase in our hold percentage for the nine months ended March 31, 2009 over the nine months ended March 31, 2008.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $4,914 from $115,241 to $120,155 for the nine months ended March 31, 2008 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino for the nine months ended March 31, 2009 and 2008.  As noted elsewhere, operations for the Doc Holliday Casino began on March 19, 2008, and therefore expenses attributable to Doc Holliday for the nine months ended March 31, 2008 include only thirteen days.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2009	March 31, 2008	$ Variance	% Variance
Labor & Benefits	$ 1,691,713	$ 985,146	$ 706,567	71.7%
Marketing & Advertising	936,451	419,604	516,847	123.2%
Depreciation & Amortization	465,181	358,388	106,793	29.8%
Food & Beverage	268,660	154,577	114,083	73.8%
Repair, Maintenance & Supplies	172,325	124,658	47,667	38.2%
Device fees	324,036	128,234	195,802	152.7%
Professional fees	123,936	80,000	43,936	54.9%
Insurance, Taxes & Licenses	149,291	82,612	66,679	80.7%
Utilities & Telephone	142,016	64,721	77,295	119.4%
Occupancy	219,926	-	219,926	n/a
Other casino expenses	95,209	47,844	47,365	99.0%
	$ 4,588,744	$ 2,445,784	$ 2,142,960	87.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 71.7% increase is primarily attributable to Doc Holliday operations.  Total labor and benefits costs for the Bull Durham operations increased 5.3%, from $940,298 to $989,996 for the nine months ended March 31, 2008 and 2009, respectively, and are primarily attributed to normal annual merit increases and performance bonuses.  Total labor and benefits costs as a percentage of casino revenues decreased slightly from 34.8% to 34.6% for the nine months ended March 31, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $470,000 of the increase is attributed to the Doc Holliday operations for the nine months ended March 31, 2009.  The remaining approximately $46,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino including charter bus arrangements and customer mailings which are both designed to drive customers to the casino.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $106,793 is attributable to depreciation of the furniture and fixtures, and gaming assets of the Doc Holliday Casino for the nine months ended March 31, 2009.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $114,083 increase from the nine months ended March 31, 2008 is primarily the result of Doc Holliday operations for the nine months ended March 31, 2009.  Total food and beverage costs as a percentage of casino revenues is unchanged at 5.5% for the nine months ended March 31, 2009 and 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $47,667 is primarily attributable to Doc Holliday operations for the nine months ended March 31, 2009.  Total repair, maintenance and supplies costs as a percentage of casino revenues decreased from 4.4% to 3.5% for the nine months ended March 31, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The increase of $195,802 is attributed entirely to Doc Holliday operations for the nine months ended March 31, 2009.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $39,736 is primarily attributed to a bonus paid to the directors of Casinos USA in November 2008, and accounting and auditing accruals for the Doc Holliday operations at March 31, 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $66,679 is attributed to Doc Holliday operations for the nine months ended March 31, 2009.  Total insurance, taxes and licenses as a percentage of casino revenues increased slightly from 2.9% to 3.1% for the nine months ended March 31, 2008 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $77,295 is primarily attributed to the Doc Holliday operations for the nine months ended March 31, 2009, and to a lesser degree general increases in utility costs, particularly water, gas and electricity.  Total utilities and telephone costs as a percentage of revenues increased from 2.3% to 2.9% for the nine months ended March 31, 2008 and 2009, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2009, prepaid rent credits available to offset future rent payments through June 30, 2009 was $16,545 and are recorded as prepaid expenses and other current assets.  For the nine months ended March 31, 2009, the total cash paid for rent at the Casino was $165,451.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 1.9% and 1.7% for the nine months ended March 31, 2009 and 2008, respectively.

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

For the nine months ended March 31, 2009, total operating, general, and administrative costs were $221,440, as compared to $124,937 for the nine months ended March 31, 2008, a net increase of $96,503 or 77.2%, and is attributable to three primary factors as well as the corporate occupancy costs discussed below.  First, on September 2, 2008 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  No stock compensation expense was incurred during the nine months ended March 31, 2008.  Second, on April 1, 2008 we entered into a consulting agreement with an independent contractor to provide corporate development services.  The agreement required us to pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the nine months ended March 31, 2009, $21,680 was charged to consulting expense.  No consulting expense was incurred during the nine months ended March 31, 2008.  Finally, during the nine months ended March 31, 2009 we have realized increases in our legal and accounting services of approximately $27,000 attributed to management and accounting efforts by our corporate officers associated with the operations of the Doc Holliday Casino acquired in March 2008, and exploration of our financing options regarding the maturity of our long term mortgage obligations which mature in September 2009.

Corporate occupancy: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $-0- and $18,000 for the nine months ended March 31, 2009 and 2008, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation: In fiscal year ending June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the nine months ended March 31, 2009 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and executive officers as discussed above.  No stock compensation expense was incurred during the nine months ended March 31, 2008.

Interest Expense

Interest expense was $120,009 for the nine months ended March 31, 2009 compared to $61,581 for the nine months ended March 31, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to the debt issued associated with the acquisition of the Doc Holliday Casino in March 2008, and to a lesser degree an increase in the interest rate in March 2008 from 7% to 12% on the senior mortgage secured by the Bull Durham Casino.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Loss on asset disposals

During the nine months ended March 31, 2009 we disposed certain casino equipment with a book value of $3,143, for which we received $400.  The resulting $2,743 loss was recorded as a loss on asset disposals.  No disposals were made during the nine months ended March 31, 2008.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the nine months ended March 31, 2009 and 2008 we recorded $6,743 and $7,126, respectively, for various GGT organizational, product development and marketing expenditures.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the nine months ended March 31, 2008, dividends of $42,622 were declared on the Series D Preferred Stock, of which $28,622 had been paid as of March 31, 2008.  The remaining unpaid dividends declared on March 31, 2009 are included in accrued expenses at March 31, 2009.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2009, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  We have not had sufficient time to determine if cash flows from our other operating subsidiary, Doc Holliday, will be sufficient to fund its operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At March 31, 2009, the Company had cash and cash equivalents of $1,305,104, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at March 31, 2009 were in excess of funds required by gaming regulations.

Our working capital decreased by $1,520,808 to a working capital deficit of $(1,411,195) at March 31, 2009 from working capital of $109,613 at June 30, 2008.  The decrease in our working capital is entirely due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at March 31, 2009.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  We are currently exploring options to refinance all our debt.  There can be no assurance these efforts will be successful.  In the event such efforts are not successful, we intend to work with the various creditors to extend or restructure the outstanding debt.

Cash provided by operating activities was $547,137 for the nine months ended March 31, 2009.  For the nine months ended March 31, 2008, operating activities provided net cash of $364,724.  The increase in cash provided by operating activities of $182,413 was primarily the result of increases in certain non-cash charges including depreciation, stock based compensation, and amortization of a debt discount, as well as favorable changes in certain operating assets and liabilities during the nine months ended March 31, 2009.

Cash used by investing activities was $113,352 for the nine months ended March 31, 2009, and represents purchases of gaming and security equipment, as well as $400 of proceeds received on the disposal of certain equipment.  Also during the nine months ended March 31, 2009 we acquired $51,606 of gaming equipment in non-cash vendor financing arrangements.  During the nine months ended March 31, 2008 we purchased a total of $38,532 of gaming equipment.  In addition, we acquired $44,804 of gaming equipment in non-cash vendor financing arrangements.  Lacking other financing options, we expect some of the equipment financing activity to continue to be short-term financing by our vendors under similar terms.

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

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker under development by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of March 31, 2009, we had made total cash contributions totaling $71,850.  The balance due of $28,150 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational and marketing costs.

Cash flows used by financing activities were $292,097 for the nine months ended March 31, 2009, compared to cash provided of $447,684 during the nine months ended March 31, 2008.  Principal payments on our long term debt totaled $249,319 for the nine months ended March 31, 2009, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on long term debt totaled $302,316 for the nine months ended March 31, 2008, and represents principal payments on our mortgage debt and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  During the nine months ended March 31, 2009, dividends declared totaling $42,778 were paid.  On March 31, 2009 dividends totaling $14,000 were declared and are included in accrued expenses at March 31, 2009.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Also in March 2008, the Company completed a private offering of 100,000 shares of common stock at a price of $.50 per share.  The proceeds of $50,000 received from the sale were also used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Corporate Development Consulting Agreement

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month basis by verbal agreement.  The agreement requires the Company pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  Through March 31, 2009 a total of $50,000 has been charged on the contract, of which $40,000 had been paid to the consultant as of March 31, 2009.  The remaining $10,000 on the consulting contract is included in accrued expenses at March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission regulation S-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, including estimates of liabilities incurred under customer rewards programs, the value of share based compensation transactions, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1)

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and,

2)

While we do not depend on credit from the financial markets to finance our operations, all our long-term debt matures during 2009.  Within the past several months, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our maturing long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

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

GLOBAL CASINOS, INC.

Date: _May 14 , 2009	By: _/s/ Clifford L. Neuman _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May 14, 2009	By: __/s/ Todd Huss__
Todd Huss, Chief Financial Officer