Form 10-K
period 2009-06-30
GLOBAL CASINOS INC
filed 2009-09-28
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year is $2,977,608.

The number of shares outstanding of the registrant’s common stock, as of September 25 2009, are 6,032,488.

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

       As of June 30, 2009, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates  the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity which owns certain pending gaming technology patents.  This investment is being accounted for under the equity method.

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,637,296 in debt, as of June 30, 2009.

       As of June 30, 2009, we operated 188 slot machines.  The Bull Durham does not operate any table games.

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

In March 2008, in order to provide some of the cash necessary to permit the Company to acquire Doc Holliday, Astraea consented to Casinos USA lending $550,000 to Global Casinos.  The loan is evidenced by an unsecured promissory note that was assigned to Astraea as further collateral for its mortgage notes.  As part of the arrangement, Casinos USA agreed to an increase in the interest rate applicable to the two Astraea mortgage notes to 12% per annum.  The promissory note was due June 30, 2009.

In June 2009, Casinos USA loaned an additional $100,000 to Global Casinos. The proceeds of the loan were used to fund, in part, the purchase and installation of a digital surveillance system at Doc Holliday to comply with a new mandate of the Division of Gaming.  The loan is evidenced by a promissory note which is repayable in two equal installments of $50,000 each, payable out of the quarterly profit distributions payable by Casinos USA to Global Casinos for the quarters ended June 30 and September 30, 2009.  The first $50,000 installment has been paid, and the second is expected to be paid the end of October 2009.

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

The purchase was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the assets and liabilities acquired based on their fair values at the completion of the transaction.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The value of the common stock was determined by the average of the closing prices of the Company’s common stock for the day prior through the day after the closing of the acquisition.  Two unsecured notes payable were issued to the seller by Doc Holliday II, LLC.  The first note was a 0% interest note of $400,000, due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  At June 30, 2009 the unpaid balance of the note was $366,667.  The second note in the amount of $155,670, is an 8% installment note requiring monthly principal and interest payments of $13,541, and matured on March 18, 2009.  The note was paid in full as scheduled during the year ended June 30, 2009.  Management is currently working to obtain debt or equity financing, or a combination of both, to restructure all Company debt.  No agreements have been made as of the date of this report, and there can be no assurance such financing will be obtained.

          Operations: Doc Holliday is located approximately one hour from Denver, Colorado in the mountain town of Central City.  The Company has operated Doc Holliday since March 2008. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 12,710 square feet of space located at 129 - 131 Main Street in Central City, Colorado.  The casino occupies that space under a lease with a remaining term of seven years. There are presently no options to renew or extend the lease. The monthly rent is $25,362 plus triple net expenses, subject to a three percent cap on annual increases.

       As of June 30, 2009, we operated 203 slot machines and three table games, consisting of  Three Card Poker, Texas Hold’em, and Blackjack.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  Since acquiring Doc Holliday in March 2008, we replaced or upgraded 26 machines.  The current popular trend is in the "penny" and "nickel" machines.

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

       We sublease a parking lot in close proximity to the casino at a cost of $5,500 per month. In addition, we rely on "walk-in" traffic and charter bus traffic.  This traffic declines during the winter months when the weather deteriorates.  We do not have a full service restaurant.  Some of our competitors provide extensive food service, including Las Vegas style buffets.

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

Competition

       Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 19 casinos operating in the Black Hawk market.  Additionally, there are 6 casinos, including our Doc Holliday Casino, located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 9,029 slot machines in the Black Hawk market and 2,042 in the Central City market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2.0% of the Black Hawk market, while the Doc Holliday Casino represents approximately 10% of the total slot machines in Central City.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

Employees

       The Company's President is Clifford L. Neuman, its Secretary is Pete Bloomquist and its Chief Financial Officer is Todd Huss.

       The Bull Durham operates with an on-site general manager who shares his duties with the Doc Holliday casino.  It currently employs 31 persons, including 29 that are considered full-time and two that are considered part-time.  The Doc Holliday casino currently employs 26 persons, including 21 that are considered full-time and five that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the company believes its employee relations are good.

Global Gaming Technologies, LLC

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2009, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2009 and 2008 we have recorded $10,437 and $8,688, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $49,590, cumulatively, for various GGT start-up, product development and marketing costs.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we have recorded an impairment charge of $50,410 at June 30, 2009.

As of June 30, 2009, the Company has made cash payments to GGT of $74,150 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,850 obligation was recorded as a current liability.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

     On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000  For the year ended June 30, 2008, $28,320 was charged to operating, general and administrative expenses.  For the year ended June 30, 2009, $21,680 was charged to operating, general and administrative expenses.

     In August, 2008, we entered into an agreement with an investor relations firm. The agreement has a term of six months and provides for a monthly retainer of $2,000. During the year ended June 30, 2009 the agreement was extended on a month to month basis.

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

            All of our assets have been pledged as security for the repayment of debt in the approximate amount of $1.6 million.  If we are unable to pay any of the debt, our assets would be subject to foreclosure by the creditor.  Should foreclosure occur, it is likely that we would be forced to discontinue operations and our interest in the assets could be forfeited.  These debts are currently due and we do not have the resources to retire the obligations.  If the debt holders demand payment we could be forced to seek bankruptcy protection or be forced to liquidate the assets to satisfy the debts.  We are currently engaged in discussions with both our existing lenders as well as new lenders to refinance the debt.  While we have no agreement or commitments, we are optimistic that a refinance can be accomplished on reasonable terms.

Risks Related to our Gaming Operations

If we fail to comply with gaming regulations, we could lose our gaming license or be subject to substantial fines.

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

            The Colorado Gaming Commission requires that any beneficial owner of five percent or more of our securities, including holders of our common stock, file an application for a finding of suitability. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.  The Colorado Division of Gaming is currently requiring certain of our shareholders to file an application for finding of suitability.  If they are found by the division to be unsuitable, they could be required to divest their share positions.

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

The smoking ban in casinos has had a material adverse impact on gaming operations in Colorado, including our casinos.

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

Black Hawk and Central City are only accessible by auto or bus.  As a result, the recent sharp increases in the price of gasoline has had a material adverse impact on our operations, inasmuch as the primary demographic of our customers is retired persons on fixed incomes.  It is unlikely that we will be able to offset the effects of increased transportation costs with marketing and other incentives.

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

            We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  Except for dividends payable on our outstanding shares of Series D Preferred Stock, we do not intend to declare or pay any cash dividends in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, and other factors.

The existence of outstanding convertible preferred stock, options and warrants may impair our ability to raise capital.

            At September 21, 2009, there were 935,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options and warrants at a weighted average exercise price of $0.90 per share.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants are outstanding may be adversely affected and the existence of the warrants may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

            Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 25, 2009, 6,032,488 shares of our common stock were issued and outstanding. Approximately 3,098,812 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.

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

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this annual report for the year ending June 30, 2009 pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  Beginning with our annual report for the fiscal year ending June 30, 2010, we will be required to include with the management report the attestation of our independent registered auditors. Future compliance with SOX 404 will require a significant expenditure of human resources and finances, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

1.

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and

2.

While we do not depend on credit from the financial markets to finance our operations, all our long-term debt has matured and must be refinanced.  As of June 30, 2009 a note payable to the seller of the Doc Holliday Casino in the amount of $366,667 had matured on March 31, 2009, and was therefore in default.  And, as of the date of this report, other mortgage debt totaling $1,637,296 had also matured on September 19, 2009.  Within the past several months, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

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

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2007 through June 30, 2009.

	Bid		Ask
	High	Low	High	Low
2008 Fiscal Year
July - Sept 2007	$0.88	$0.70	$0.95	$0.80
Oct - Dec 2007	0.90	0.60	1.01	0.73
Jan - Mar 2008	0.80	0.52	0.95	0.70
Apr - June 2008	0.88	0.52	0.96	0.64

2009 Fiscal Year
July - Sept 2008	$1.12	$0.55	$1.20	$0.68
Oct – Dec 2008	0.76	0.51	1.10	0.58
Jan – Mar 2009	0.72	0.25	0.85	0.50
Apr – June 2009	0.54	0.20	0.60	0.36

       The bid and ask prices of the Company's common stock as of September 21, 2009 were $0.42 and $0.50 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of  September 21, 2009,there were approximately 720 record owners of the Company's common stock.

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

     2.     Jennings Option Exercise

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

     3.     Marketing Services Agreement

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

     4.     General Manager Options Exercise

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

     5.

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

6.

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

7.

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

Statement of Operations Data:	Year Ended June 30, 2009	Year Ended June 30, 2008
Total revenues	$ 6,387,816	$ 4,402,454
Operating expenses	$ 6,177,305	$ 4,164,151
Net income (loss)	$ (11,467)	$ 123,636
Net income (loss) attributable to common shareholders	$ (68,245)	$ 105,780
Basic earnings (loss) per common share	$ (0.01)	$ 0.02
Shares used in computing basic earnings per share	5,940,420	5,836,006
Diluted earnings per share	$ (0.01)	$ 0.02
Shares used in computing diluted earnings per share	5,940,420	5,923,088

Balance Sheet Data:	June 30, 2009	June 30, 2008
Working capital (deficit)	$ (1,154,348)	$ 109,613
Total assets	$ 7,025,633	$ 7,248,316
Total liabilities	$ 2,843,038	$ 3,042,476
Stockholders' equity	$ 4,182,595	$ 4,205,840

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2009, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Results of Operations – Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

We recognized a net loss attributable to common shareholders after $56,778 of dividends on our Series D preferred stock of $(68,245) ($(0.01) per share) for the year ended June 30, 2009, compared to net income attributable to common shareholders after dividends of $17,856, of $105,780 ($0.02 per share) for the year ended June 30, 2008.  The decrease in our net income attributable to common shareholders is primarily due to the preferred stock dividends, increases in our corporate expenses of approximately $34,000 and operating results of the Doc Holliday Casino which contributed a net loss of approximately $(175,000) during the year ended June 30, 2009.  We assumed the operations of the Doc Holliday Casino on March 19, 2008.  We are currently taking steps to improve its operations through improvements in its marketing strategies, floor operations, and to its customer loyalty programs.

Revenues

Casino revenues for the year ended June 30, 2009 were $6,551,412 compared to $4,561,095 for the year ended June 30, 2008, an increase of $1,990,317 or 43.6%.  Total full period revenues for the Bull Durham were $3,989,928, while revenues for Doc Holliday were $2,561,484 for the year ended June 30, 2009.  The full period coin-in for the Bull Durham casino was up 4.7% for the year ended June 30, 2009 over the year ended June 30, 2008, and we also experienced a 0.02% increase in our hold percentage for the year ended June 30, 2009 over the year ended June 30, 2008.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $4,955 from $158,641 to $163,596 for the years ended June 30, 2008 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday casino for the years ended June 30, 2009 and 2008.  As noted elsewhere, operations for the Doc Holliday Casino began on March 19, 2008, and therefore expenses attributable to Doc Holliday for the year ended March 31, 2008 include only approximately three months.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2009	June 30, 2008	$ Variance	% Variance
Labor & Benefits	$ 2,202,784	$ 1,547,141	$ 655,643	42.4%
Marketing & Advertising	1,248,133	735,897	512,236	69.6%
Depreciation & Amortization	612,707	523,936	88,771	16.9%
Food & Beverage	357,091	239,753	117,338	48.9%
Repair, Maintenance & Supplies	224,882	189,524	35,358	18.7%
Device fees	434,180	231,896	202,284	87.2%
Professional fees	132,995	104,438	28,557	27.3%
Insurance, Taxes & Licenses	218,504	138,202	80,302	58.1%
Utilities & Telephone	181,773	109,739	72,034	65.6%
Occupancy	206,805	-	206,805	n/a
Other casino expenses	108,238	128,513	(20,275)	-15.8%
	$ 5,928,092	$ 3,949,039	$ 1,979,053	50.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 42.4% increase is primarily attributable to Doc Holliday operations.  Total labor and benefits costs for the Bull Durham operations increased 3.4%, from $1,254,832 to $1,297,864 for the years ended June 30, 2008 and 2009, respectively, and are primarily attributed to normal annual merit increases and performance bonuses.  Total labor and benefits costs as a percentage of casino revenues decreased slightly from 33.9% to 33.6% for the years ended June 30, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  Approximately $472,000 of the increase is attributed to the Doc Holliday operations for the year ended June 30, 2009.  The remaining approximately $40,000 of the increase is attributed to increased promotional activity at the Bull Durham Casino including charter bus arrangements and customer mailings which are both designed to drive customers to the casino.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The increase of $88,771 is attributable to depreciation of the furniture and fixtures, and gaming assets of the Doc Holliday Casino for the year ended June 30, 2009.  We are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  The $117,338 increase from the year ended June 30, 2008 is primarily the result of Doc Holliday operations for the year ended June 30, 2009.  Total food and beverage costs as a percentage of casino revenues was 5.5% for the year ended June 30, 2009 compared to 5.3% for the year ended June 30, 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $35,358 is primarily attributable to Doc Holliday operations for the year ended June 30, 2009.  Total repair, maintenance and supplies costs as a percentage of casino revenues decreased from 4.2% to 3.4% for the years ended June 30, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The increase of $202,284 is attributed entirely to Doc Holliday operations for the year ended June 30, 2009.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase of $28,557 is primarily attributed to a bonus paid to the directors of Casinos USA in November 2008.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $80,302 is attributed to Doc Holliday operations for the year ended June 30, 2009.  Total insurance, taxes and licenses as a percentage of casino revenues increased slightly from 3.0% to 3.3% for the year ended June 30, 2008 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The increase of $72,034 is primarily attributed to the Doc Holliday operations for the year ended June 30, 2009, and to a lesser degree general increases in utility costs, particularly water, gas and electricity.  Total utilities and telephone costs as a percentage of revenues increased from 2.4% to 2.8% for the years ended June 30, 2008 and 2009, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of June 30, 2009, prepaid rent credits available to offset future rent payments was approximately $88,000 and are recorded as prepaid expenses and other current assets.  For the year ended June 30, 2009, the total cash paid for rent at the Casino was $223,564.  The difference between the amount recorded as occupancy expense and the cash paid for rent is due to the accrual of prepaid rent credits for 2009 resulting from certain payments of building expenses as discussed above.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 1.7% and 2.8% for the years ended March 31, 2009 and 2008, respectively.

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

For the year ended June 30, 2009, total operating, general, and administrative costs were $249,213, as compared to $215,112 for the years ended June 30, 2009 and 2008, respectively, a net increase of $34,101 or 15.9%, and is attributable to three primary factors as well as the corporate occupancy costs discussed below.  First, on September 2, 2008 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  No stock compensation expense was incurred during the year ended June 30, 2008.  Second, on April 1, 2008 we entered into a consulting agreement with an independent contractor to provide corporate development services.  The agreement required us to pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the year ended June 30, 2009, $21,680 was charged to consulting expense under the agreement.  For the year ended June 30, 2008, $28,320 was charged under the agreement.  Finally, in August 2008 we entered into a consulting agreement to provide public and shareholder relation services.  The agreement requires monthly retainer fees of $2,000, plus certain expenses.  During the year ended June 30, 2009, we have paid approximately $27,000 under this agreement.

Corporate occupancy: Prior to January 2006, we leased approximately 4,200 square feet of space used as its corporate offices.  The lease required monthly payments of approximately $3,500.  A portion of the space was subleased for monthly rental income of approximately $2,500.  In January 2006, the lease with the landlord was terminated and assumed by Gunpark Asset Management, LLC (Gunpark), a company operated by the Company’s former President and Director.  Concurrently, the Company entered into a Shared Services Agreement with Gunpark.  The agreement required Gunpark provide sufficient office space to the Company, and requires the Company make monthly payments directly to the landlord of $3,000.  The monthly payment was allocated as $2,000 to rent expense, and $1,000 to clerical services.  In March 2008, the agreement was modified by both parties due to changes in the delivery of clerical services to be provided under the previous agreement.  By mutual agreement of both parties, the current agreement expired June 1, 2008.  Net rent expense after giving effect to sublease income received was $-0- and $22,000 for the years ended June 30, 2009 and 2008, respectively, and is included in operating, general and administrative expenses.  Upon termination of the Shared Services Agreement, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation: In fiscal year ending June 30, 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the year ended June 30, 2009 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and executive officers as discussed above.  No stock compensation expense was incurred during the year ended June 30, 2008

Interest Expense

Interest expense was $157,851 for the year ended June 30, 2009 compared to $105,979 for the year ended June 30, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to the debt issued associated with the acquisition of the Doc Holliday Casino in March 2008, and to a lesser degree an increase in the interest rate in March 2008 from 7% to 12% on the senior mortgage secured by the Bull Durham Casino.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Loss on asset disposals

During the year ended June 30, 2009 we disposed certain casino equipment with a book value of $3,680, for which we received $400.  The resulting $3,280 loss was recorded as a loss on asset disposals.  No disposals were made during the year ended June 30, 2008.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the years ended June 30, 2009 and 2008 we recorded $10,437 and $8,688, respectively, for various GGT organizational, product development and marketing expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we have recorded an impairment charge of $50,410 at June 30, 2009.

Series D Preferred Stock: In March 2008 we sold 700,000 shares of Series D preferred stock at its stated value of $1.00 per share.  The proceeds from the sale were used as partial compensation to the seller of the Doc Holliday casino.  The holders of the preferred shares are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the year ended June 30, 2008, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2009.  The remaining unpaid dividends declared on June 30, 2009 are included in accrued expenses at June 30, 2009.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,700,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2009, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition have stabilized its cash flows to near break-even for fiscal year ended June 30, 2009, our first full year of operating this casino.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

At June 30, 2009, the Company had cash and cash equivalents of $1,378,074, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2009 were in excess of funds required by gaming regulations.

Our working capital decreased by $1,263,961 to a working capital deficit of $(1,154,348) at June 30, 2009 from working capital of $109,613 at June 30, 2008.  The decrease in our working capital is principally due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at June 30, 2009.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  We are currently exploring options to refinance all our debt.  There can be no assurance these efforts will be successful.  In the event such efforts are not successful, we intend to work with the various creditors to extend or restructure the outstanding debt.

Cash provided by operating activities was $767,642 for the year ended June 30, 2009.  For the year ended June 30, 2008, operating activities provided net cash of $584,466.  The increase in cash provided by operating activities of $183,176 was primarily the result of increases in certain non-cash charges including depreciation, impairment on our investment in Global Gaming Technologies, stock based compensation, and amortization of a debt discount, as well as favorable changes in certain operating assets and liabilities during the year ended June 30, 2009.

Cash used by investing activities was $210,685 for the year ended June 30, 2009, and represents purchases of gaming and security equipment, as well as $400 of proceeds received on the disposal of certain equipment.  Also during the year ended June 30, 2009 we acquired $51,606 of gaming equipment in non-cash vendor financing arrangements.  During the year ended June 30, 2008 we purchased a total of $47,350 of gaming equipment.  In addition, we acquired $44,804 of gaming equipment in non-cash vendor financing arrangements.  Lacking other financing options, we expect some of the equipment financing activity to continue to be short-term financing by our vendors under similar terms.

For the year ended June 30, 2010 we expect to acquire approximately $250,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

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

On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker under development by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and marketing of the games can commence.  Under the terms of the agreement we agreed to make an initial cash contribution to GGT of $100,000 in exchange for a 25% equity interest.  As of June 30, 2009, we had made total cash contributions totaling $74,150.  The balance due of $25,850 under the terms of the agreement has been recorded as a current liability.  The timing of the future cash payments required under the agreement is dependent upon the cash requirements of GGT to execute its business plan.  Also under the terms of the agreement, we have the option to make additional cash contribution of $100,000 in exchange for an additional 25% equity interest.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational and marketing costs.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we have recorded an impairment charge of $50,410 at June 30, 2009.

Cash flows used by financing activities were $342,299 for the year ended June 30, 2009, compared to cash provided of $387,426 during the year ended June 30, 2008.  Principal payments on our long term debt totaled $285,521 for the year ended June 30, 2009, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on long term debt totaled $408,874 for the year ended June 30, 2008, and also represent principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock.  The preferred stock has a stated value of $1.00 per share, and its holders are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable on the 15th day of April, July, October and January of each year.  The dividends are cumulative and may be paid in cash, or at the option of the holder in shares of the Company’s common stock valued at the market price on the dividend record date.  During the year ended June 30, 2009, dividends declared totaling $56,778 were paid, including $14,156 of dividends declared on June 30, 2008.  On June 30, 2009 dividends totaling $14,156 were declared and are included in accrued expenses at June 30, 2009.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Also in March 2008, the Company completed a private offering of 100,000 shares of common stock at a price of $.50 per share.  The proceeds of $50,000 received from the sale were also used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.

Corporate Development Consulting Agreement

On April 1, 2008 the Company entered into a Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  Through June 30, 2009 a total of $50,000 has been charged on the contract, of which $40,000 had been paid to the consultant as of June 30, 2009.  The remaining $10,000 on the consulting contract is included in accrued expenses at June 30, 2009.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Schumacher & Associates

2.	Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008

3.	Consolidated Statements of Earnings for the Years Ended June 30, 2009 and 2008

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2009 and 2008

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Global Casinos Inc. and Consolidated Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Consolidated Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and cash flows for the two years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
September 25, 2009

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$ 1,378,074	$ 1,163,416
Accrued gaming income	190,516	219,821
Inventory	19,309	16,469
Prepaid expenses and other current assets	100,791	92,972
Total current assets	1,688,690	1,492,678

Acquisition escrow deposit	-	-

Investment in Global Gaming Technologies	-	60,847

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,121,308
Equipment	3,192,703	3,057,670
Total land, building and improvements, and equipment	7,831,961	7,696,928
Accumulated depreciation	(4,393,514)	(3,900,633)
Land, building and improvements, and equipment, net	3,438,447	3,796,295

Goodwill	1,898,496	1,898,496

Total assets	$ 7,025,633	$ 7,248,316

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(CONTINUED FROM PREVIOUS PAGE)

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:	June 30, 2009	June 30, 2008
Accounts payable, trade	$ 140,541	$ 75,196
Accounts payable, related parties	18,507	68,332
Accrued expenses	360,774	359,461
Accrued interest	6,720	6,390
Joint venture obligation	25,850	30,000
Current portion of long-term debt	2,038,068	589,581
Other	252,578	254,105
Total current liabilities	2,843,038	1,383,065

Long-term debt, less current portion	-	1,659,411

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
5,955,215 and 5,865,215 shares issued and outstanding	297,761	293,261
Additional paid-in capital	14,010,815	14,027,093
Accumulated deficit	(11,226,981)	(11,215,514)
Total equity	4,182,595	4,205,840

Total liabilities and stockholders' equity	$ 7,025,633	$ 7,248,316

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended June 30, 2009 and 2008

	2009	2008

Revenues:
Casino	$ 6,551,412	$ 4,561,095
Promotional allowances	(163,596)	(158,641)
Net Revenues	6,387,816	4,402,454

Expenses:
Casino operations	5,928,092	3,949,039
Operating, general, and administrative	249,213	215,112
	6,177,305	4,164,151

Income (loss) from operations	210,511	238,303

Other income (expense):
Interest	(157,851)	(105,979)
Equity in earnings of Global Gaming Technologies	(10,437)	(8,688)
Impairment of investment in Global Gaming Technologies	(50,410)	-
Loss on asset disposals	(3,280)	-

Income (loss) before provision for income taxes	(11,467)	123,636
Provision for income taxes	-	-

Net income (loss)	(11,467)	123,636

Series D Preferred dividends	(56,778)	(17,856)
Net income (loss) attributable to common shareholders	$ (68,245)	$ 105,780

Earnings (loss) per common share:
Basic	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ 0.02

Weighted average shares outstanding:
Basic	5,940,420	5,836,006
Diluted	5,940,420	5,923,088

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2007 through June 30, 2009

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2007	200,500	$ 401,000	-	$ -	5,202,907	$260,146	$ 13,632,564	$(11,339,150)	$2,954,560
Sale of Series D Preferred stock	-	-	700,000	700,000	-	-	-	-	700,000
Sales of common stock	-	-	-	-	200,000	10,000	90,000	-	100,000
Issue common stock	-	-	-	-	450,000	22,500	315,000	-	337,500
Conversion of accounts payable to common stock	-	-	-	-	12,308	615	7,385	-	8,000
Series D Preferred dividends	-	-	-	-	-	-	(17,856)	-	(17,856)
Net Income	-	-	-	-	-	-	-	123,636	123,636
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$700,000	5,865,215	$293,261	$ 14,027,093	$(11,215,514)	$4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	(56,778)	-	(56,778)
Net loss	-	-	-	-	-	-	-	(11,467)	(11,467)
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$700,000	5,955,215	$297,761	$ 14,010,815	$(11,226,981)	$4,182,595

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (11,467)	$ 123,636
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	612,709	531,600
Equity in losses of Global Gaming Technologies	10,437	8,688
Impairment of investment in Global Gaming Technologies	50,410	-
Stock based compensation	45,000	-
Loss on disposals of fixed assets	3,280	-
Amortization of debt discount	22,991	-
Changes in operating assets and liabilities
Accrued gaming income	29,305	(180,548)
Inventories	(2,840)	879
Other current assets	(7,819)	19,419
Accounts payable and accrued expenses	16,833	69,149
Accrued interest	(1,527)	2,538
Other current liabilities	330	9,105

Net cash provided by operating activities	767,642	584,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(206,935)	(47,350)
Release of acquisition escrow funds	-	100,000
Acquisition of Doc Holliday net assets	-	(1,672,376)
Proceeds from sale of assets	400	-
Investment in Global Gaming Technologies	(4,150)	(10,000)

Net cash used by investing activities	(210,685)	(1,629,726)

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended June 30, 2009 and 2008

(CONTINUED FROM PREVIOUS PAGE)
2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(285,521)	(408,874)
Proceeds from sale of Series D preferred stock	-	700,000
Proceeds from sale of common stock	-	100,000
Payment of Series D preferred stock dividends	(56,778)	(3,700)

Net cash provided by (used in) financing activities	(342,299)	387,426

Net (decrease) increase in cash	214,658	(657,834)
Cash at beginning of period	1,163,416	1,563,968
Cash acquired in acquisition of Doc Holliday		257,282

Cash at end of period	$ 1,378,074	$ 1,163,416

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 141,276	$ 116,456
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 51,606	$ 44,804
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ 14,156
Common stock issued in acquisition of Doc Holliday	$ -	$ 337,500
Debt assumed in acquisition of Doc Holliday	$ -	$ 653,087
Accounts payable converted to common stock	$ -	$ 8,000

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

As of June 30, 2009, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.  Doc Holliday Casino II, LLC was incorporated in the state of Colorado on June 15, 2007 for the purpose of acquiring substantially all the assets and certain liabilities of the Doc Holliday Casino, and to operate the casino.  The acquisition was completed on March 18, 2008.  The results of Doc Holliday's operations have been included in the consolidated financial statements since that date.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2009, the Company had approximately $289,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2009 and June 30, 2008, $190,516 and $219,821 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2009 and 2008 was $612,709 and $531,600, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $476 and $1,318 for the years ended June 30, 2009 and 2008, respectively.

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

Potentially dilutive shares of 84,997 and 39,399 were not included in the calculation of diluted earnings per share for the years ended June 30, 2009 and 2008, respectively, as their inclusion would have been anti-dilutive.

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

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the year ended June, 2009.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2009 and 2008, there were no differences between reported net income and comprehensive income.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s consolidated financial statements.

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

The purchase was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the assets and liabilities acquired based on their fair values at the completion of the transaction.  The aggregate purchase price was $2,900,471, including $1,665,376 in cash, 450,000 shares of the Company’s common stock valued at $.75 per share totaling $337,500, and a business personal property appraisal expense of $7,000, as well as $365,580 of liabilities assumed, and new short-term debt of $525,015.  The value of the common stock was determined by the average of the closing prices of the Company’s common stock for the day prior through the day after the closing of the acquisition.  Two notes payable were issued to the seller by Doc Holliday II, LLC.  The first note was a 0% interest note of $400,000, and was due in full on or before March 31, 2009, and was valued at $369,345 using a discount rate of 8%.  The second note in the amount of $155,670 is an 8% installment note requiring monthly principal and interest payments of $13,541, and matured on March 18, 2009.

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

3.     NOTES PAYABLE AND LONG-TERM DEBT

At June 30, 2009, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646 through September 19, 2009. Final payment of $721,475.	$ 722,324
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054 through September 19, 2009. Final payment of $908,940.	914,972
Note payable to seller of Doc Holliday Casino, uncollateralized, total principal due March 31, 2009, no interest. Default interest rate of 8% applies until note paid in full.	366,667
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $2,323, no interest, final payment due December 13, 2009.	11,614

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.	22,491

Total notes payable and long-term debt	2,038,068
Less current portion	(2,038,068)
Long-term debt, net	$ 0

The note payable to the seller of Doc Holliday Casino in the amount of $366,667, was in default at June 30, 2009 and as of the date of this report.  Under the terms of the agreement, the unpaid principal and any costs of collection shall accrue interest from the date of default at the rate of 8%.  Management is currently working to obtain debt or equity financing, or a combination of both, to restructure all Company debt.  No agreements have been made as of the date of this report, and there can be no assurance such financing will be obtained.

Scheduled maturities of notes payable and long-term debt for the one year period ending June 30, 2010 is as follows:

2010	$ 2,038,068

4.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at June 30, 2009.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2009 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of June 30, 2009 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On June 30, 2009, $14,156 of dividends were declared and are included in accrued expenses at June 30, 2009.  All other quarterly dividends declared were paid during the year ended June 30, 2009.

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

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  .  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the year ended June 30, 2009.

On January 5, 2007, the stockholders approved a proposal to adopt and approve a reverse split of up to a ratio of one-for-five of the issued and outstanding shares of our common stock, and issued and outstanding options, warrants and other rights convertible into shares of our common stock, all at the discretion of our Board of Directors to be implemented in the future as and when determined by our Board of Directors. That reverse split has not been implemented.

5.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments if the total building expenses increase by more than 3% over a base year calculation, and is calculated in April each year.    At June 30, 2009 the total credit available to apply against future minimum rent payments through July 31, 2010 was $87,779.  Rent expense for the years ended June 30, 2009 and 2008 was $296,012 and $59,209, respectively.  Future minimum lease payments before application of rent credits for the fiscal years ending June 30 are as follows:

2010		$ 304,344
2011		304,344
2012		304,344
2013		304,344
2014	and thereafter	329,706
Total		$ 1,547,082

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

For the years ended June 30, 2009 and 2008, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2009	2008
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At June 30, 2009, the Company had net operating loss carry forwards of approximately $5,585,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2010	1,003,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
2023	108,000
$5,787,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2009, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $1,968,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $69,000 from June 30, 2008 to June 30, 2009.

7.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	shares	price
Balance at
June 30, 2007	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2009	235,000	$ 0.62

The following table summarizes information about fixed-price stock options at June 30, 2009:

	Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.10	100,000	0.1 years	$ 0.10	100,000	$ 0.10
$ 1.00	135,000	3.5 years	$ 1.00	135,000	$ 1.00
	235,000			235,000

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

For the years ended June 30, 2009 and 2008 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.  In addition, during the years ended June 30, 2009 and 2008, no stock options were exercised.

8.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the year ended June 30, 2008, $28,320 was charged to operating, general and administrative expenses.  For the year ended June 30, 2009, $21,680 was charged to operating, general and administrative expenses.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement had an original term of six months and has been extended on a month to month basis, and requires a monthly fee of $2,000.

9.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2009 and 2008, his billings to the Company totaled $63,819 and $113,214 respectively.  At June 30, 2009 and 2008, amounts due to him were $10,657 and $63,831, respectively, and are included in accounts payable, related parties.

In 2006, the Company contracted an officer to provide management and accounting services to the Company.  During the years ended June 30, 2009 and 2008, his billings to the company for services were $19,650 and $29,900, respectively.  At June 30, 2009 and 2008, amounts due him were $7,850 and $4,500, respectively, and are included in accounts payable, related parties.  In addition, in June 2008, $8,000 of amounts due to the officer for prior services was converted to common stock.  As a result, 12,308 shares valued at $0.65 per share were issued.

On August 29, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional

$100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2009, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2009 and 2008 we have recorded $10,437 and $8,688, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $49,590, cumulatively, for various GGT start-up, product development and marketing costs.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we have recorded an impairment charge of $50,410 at June 30, 2009.

As of June 30, 2009, the Company has made cash payments to GGT of $74,150 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,850 obligation was recorded as a current liability.

11.     SUBSEQUENT EVENTS

On August 15, 2009, the Company issued to Clifford L. Neuman, the Company’s President and a Director, 77,273 shares of common stock, $.05 par value pursuant to his cashless exercise of options exercisable to purchase 100,000 shares of common Stock at an exercise price of $0.10 per share.  For purposes of the cashless exercise, the shares were valued at $0.44 per share, which was equal to 100% of the public trading price of the Common Stock on August 15, 2009 as quoted on the OTC Electronic Bulletin Board.  As a result, the Company received the surrender of 22,737 options in consideration of the cashless exercise.

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. matured and became due and payable.  The secured obligations are secured by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.  Those secured obligations consist of: a senior mortgage note with a remaining principal balance at June 30, 2009 of $722,324; a second mortgage note with a remaining principal balance at June 30, 2009 of $625,272; and, third tier mortgage notes with an aggregate remaining principal balance at June 30, 2009 of $289,700.

Management has been in communication with the noteholders concerning the need to extend the maturity dates of the notes.  While no agreements have been reached as of the date of this report, we are engaged in active and cooperative discussions with two noteholders regarding terms for a refinance and extension of their notes.  Until their maturity, all payments required under the notes have been made in a timely fashion.  We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

The Colorado Gaming Commission requires that any beneficial owner of five percent or more of the Company’s securities, including holders of common stock, file an application for a finding of suitability. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of the securities.  The Colorado Division of Gaming is currently requiring certain of the Company’s shareholders to file an application for finding of suitability.  If they are found by the division to be unsuitable, they could be required to divest their share positions. A contingency exists with respect this matter, the ultimate resolution of which cannot presently be determined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	61	President & Director	1997
Pete Bloomquist	52	Secretary & Director	2005
Todd Huss	57	Chief Financial Officer	2006

Clifford L. Neuman has served as a Director of the Company since 1997 and has been reelected annually.  Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. Neuman, P.C., with offices located in Boulder, Colorado. Mr. Neuman also serves as a director of BioMedical Technology Solutions Holdings,  Inc., as well as two tax-exempt non-profits: The Ratna Foundation and Medicine Horse Program. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

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

Board Meeting and Compensation

During the fiscal year ended June 30, 2009 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  Messrs. Neuman and Bloomquist were each granted 25,000 shares of common stock as compensation during fiscal 2009.

During fiscal 2009 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

During the fiscal year ended June 30, 2009, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2009.  The compensation advisory committee:

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

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of two members. The board has not adopted a charter to govern the director nomination process.

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2010.

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

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, Global Casinos, Inc. 1507 Pine Street, Boulder, CO  80302.  Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Mr. Neuman failed to file one report covering one transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2009 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2010, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Components of Compensation. For the year ended June 30, 2009, the CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2009, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President	2009	$-0-(1)	-0-	$12,500	-0-	-0-	-0-	-0-	$12,500
	2008	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$-0- (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Mr. Neuman receives no compensation for his services as President.  He provides legal services to the Company, for which he was paid fees for services in the amount of $63,819 for the fiscal year 2009; $68,808 for the fiscal year 2008 and $72,287 for fiscal year 2007.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	-0-	$12,500	-0-	-0-	-0-	-0-	$12,500
Pete Bloomquist	-0-	$12,500	-0-	-0-	-0-	-0-	$12,500

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2009, no options were outstanding under the Plan.  However, options to purchase 235,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $0.62 per share.  No shares were available for future option grants.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Clifford L. Neuman	50,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-
	100,000	-0-	-0-	$.10	2004	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25, 2009 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	587,273 (2)	9.66%

	Pete Bloomquist	125,500 (3)	2.06%

	Todd Huss	65,605 (4)	1.08%

	All Officers and Directors as a Group (3 Persons)	778,378	12.80%	(5)

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share; 287,273 shares owned individually, 100,000 shares owned of record by Ratna Enterprises, LLC, of which Mr. Neuman is a Member; 100,000 shares owned of record by Sovereign Capital, LLC, of which Mr. Neuman is a Member; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.

(3)

Includes 25,500 shares owned individually, 50,000 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Includes 30,605 shares of common stock owned individually, and options exercisable to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

(5)	Based on 6,032,488 shares issued and outstanding on September 25, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2009	2008
Audit Fees	$38,300	$39,300
Audit-Related Fees	7,500	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$45,800	$39,300

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

#	9.01	Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008

#	9.02	Consolidated Statements of Earnings for the Years Ended June 30, 2009 and 2008

#	9.03	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2009 and 2008

#	9.04	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008

*	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
*****	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
*****	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
*****	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
*	4.1	Specimen Certificate of Common Stock
*	4.2	Specimen Class A Common Stock Purchase Warrant
*	4.3	Specimen Class B Common Stock Purchase Warrant
*	4.4	Specimen Class C Common Stock Purchase Warrant
*	4.5	Warrant Agreement
*	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*	10.1	Selling Agent Agreement
*	10.2	The Casino-Global Venture I Joint Venture Agreement
*	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
*	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
*	10.5

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

Reports on Form 8-K
Current Report on Form 8-K, dated October 13, 2008, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on October 14, 2008.

Current Report on Form 8-K, dated November 13, 2008, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on November 14, 2008

Current Report on Form 8-K, dated January 15, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on January 20, 2009.

Current Report on Form 8-K, dated January 22, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on January 23, 2009.

Current Report on Form 8-K, dated February 18, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on February 18, 2009.

Current Report on Form 8-K, dated May 11, 2009, Item Nos. 2.03 and 9.01, as filed with the Commission on May 13, 2009.

Current Report on Form 8-K, dated May 14, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on May 15, 2009.

Current Report on Form 8-K, dated August 15, 2009, Item No.3.02 as filed with the Commission on August 18, 2009.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: September 25, 2009	By_/s/ Clifford L. Neuman__________ Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Clifford L. Neuman_______	President & Director	September 25, 2009
Clifford L. Neuman

_/s/ Pete Bloomquist___________	Secretary & Director	September 25, 2009
Pete Bloomquist

__/s/ Todd Huss____	Chief Financial Officer	September 25, 2009
Todd Huss