Form 10-Q
period 2009-09-30
GLOBAL CASINOS INC
filed 2009-11-16
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 12, 2009, the Registrant had 6,032,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and June 30, 2009, and its results of operations for the three month periods ended September 30, 2009 and 2008, its statements of stockholders’ equity for the period July 1, 2008 through September 30, 2009, and its cash flows for the three month periods ended September 30, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 1,538,881	$ 1,378,074
Accrued gaming income	254,906	190,516
Inventory	19,309	19,309
Prepaid expenses and other current assets	98,587	100,791
Total current assets	1,911,683	1,688,690
Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,121,308	4,121,308
Equipment	3,111,066	3,192,703
Total land, building and improvements, and equipment	7,750,324	7,831,961
Accumulated depreciation	(4,412,165)	(4,393,514)
Land, building and improvements, and equipment, net	3,338,159	3,438,447
Goodwill	1,898,496	1,898,496
Total assets	$ 7,148,338	$ 7,025,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 146,719	$ 140,541
Accounts payable, related parties	20,437	18,507
Accrued expenses	298,528	360,774
Accrued interest	6,720	6,720
Joint venture obligation	25,850	25,850
Current portion of long-term debt	2,001,297	2,038,068
Other	335,058	252,578
Total current liabilities	2,834,609	2,843,038
Long-term debt, less current portion	-	-
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,032,488 and 5,955,215 shares issued and outstanding	301,625	297,761
Additional paid-in capital	13,992,640	14,010,815
Accumulated deficit	(11,081,536)	(11,226,981)
Total equity	4,313,729	4,182,595
Total liabilities and stockholders' equity	$ 7,148,338	$ 7,025,633

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2009 and 2008

	2009	2008

Revenues:
Casino	$ 1,721,262	$ 1,709,765
Promotional allowances	(40,204)	(39,142)
Net Revenues	1,681,058	1,670,623

Expenses:
Casino operations	1,462,551	1,537,921
Operating, general, and administrative	35,709	102,737
	1,494,760	1,640,658

Income (loss) from operations	182,798	29,965

Other income (expense):
Interest	(37,353)	(42,047)
Equity in earnings of Global Gaming Technologies	-	(1,198)
Impairment of investment in Global Gaming Technologies	-	-
Loss on asset disposals	-	(1,100)

Income (loss) before provision for income taxes	145,445	(14,380)
Provision for income taxes	-	-

Net income (loss)	145,445	(14,380)

Series D Preferred dividends	(14,311)	(14,311)
Net income (loss) attributable to common shareholders	$ 131,134	$ (28,691)

Earnings (loss) per common share:
Basic	$ 0.02	$ (0.00)
Diluted	$ 0.02	$ (0.00)

Weighted average shares outstanding:
Basic	5,994,710	5,925,215
Diluted	6,033,216	5,925,215

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2008 through September 30, 2009

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,027,093	$ (11,215,514)	$ 4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	(56,778)	-	(56,778)
Net loss	-	-	-	-	-	-	-	(11,467)	(11,467)
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,010,815	$ (11,226,981)	$4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Series D Preferred dividends	-	-	-	-	-	-	(14,311)	-	(14,311)
Net income	-	-	-	-	-	-	-	145,445	148,945
Balance as of September 30, 2009	200,500	$ 401,000	700,000	$ 700,000	6,032,488	$ 301,625	$ 13,992,640	$ (11,081,536)	$4,317,229

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 145,445	$ (14,380)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	144,225	155,112
Equity in losses of Global Gaming Technologies	-	1,198
Stock based compensation	-	45,000
Loss on disposals of fixed assets	-	1,100
Amortization of debt discount	-	7,663
Changes in operating assets and liabilities
Accrued gaming income	(64,390)	14,457
Other current assets	2,204	27,122
Accounts payable and accrued expenses	(54,293)	(51,251)
Accrued interest	-	(29)
Other current liabilities	82,480	(4,835)
Net cash provided by operating activities	255,671	181,157
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(43,937)	-
Proceeds from sale of assets	-	400
Net cash (used in) provided by investing activities	(43,937)	400
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(36,771)	(87,486)
Payment of Series D preferred stock dividends	(14,156)	(14,156)
Net cash used in financing activities	(50,927)	(101,642)
Net increase in cash	160,807	79,915
Cash at beginning of period	1,378,074	1,163,416
Cash at end of period	$ 1,538,881	$ 1,243,331
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 36,089	$ 35,416
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ -	$ 26,053
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Cashless exercise of stock options by officer	$ 3,864	$ -

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

As of September 30, 2009, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At September 30, 2009, the Company had approximately $436,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30, 2009 and June 30, 2009, $254,906 and $190,516 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the three months ended September 30, 2009 and 2008 was $144,225 and $155,112, respectively.

Impairment of Long-Lived Assets

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

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses.  Anticipated payouts resulting from our customer loyalty program (Sharpshooter’s Club), in which registered customers are awarded cash based on the frequency and amounts of their gaming activities are included in promotional allowances.  In accordance with gaming industry practice, these promotional allowances are presented as a reduction of casino revenues.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $207 for the three months ended September 30, 2009 and 2008.

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

Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders  for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options.

Potentially dilutive shares of 135,000 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2009, as their inclusion would have been anti-dilutive due to the net loss for the period, and represent out of the money stock options.  Potentially dilutive shares of 223,213 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2008, as their inclusion would have been anti-dilutive due to the net loss for the period.

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 718, “Stock Compensation,” establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees.  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three months ended September 30, 2009 and 2008, there were no differences between reported net income and comprehensive income.

Derivative Instruments and Hedging Activities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 815, “Derivatives and Hedging,” provides guidance for disclosure of derivative instruments and hedging activities.  During the periods covered by the financial statements the Company did not have any derivative financial instruments and did not participate in hedging activities.

Segment Information

The Company currently operates in one business segment as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 280, “Segment reporting.”  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performance.  All operations are located in the United States of America.

Recent Pronouncements

The FASB’s Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurements and Disclosures (ASC Topic 820) - Measuring Liabilities at Fair Value (ASC Update 2009-05). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The Company will adopt ASC Update 2009-05 prospectively from October 1, 2009.  We have not determined the impact, if any, that this update may have on our financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact, if any, that this update may have on our financial statements.

2.     NOTES PAYABLE AND LONG-TERM DEBT

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Efforts are underway to refinance or renegotiate the terms of the note, but no agreements have been made as of the date of this report.  We intend to continue to make payments under the default terms pending our efforts to refinance this liability.

At September 30, 2009, notes payable and long-term debt consisted of the following:

Senior mortgage payable to an investment company, collateralized by real estate, interest at 12%, monthly payments of $7,646. Note matured September 19, 2009.	$ 721,044
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054. Notes matured September 19, 2009.	908,941
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	366,667
Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $2,323, no interest, final payment due December 13, 2009.	4,645

Total notes payable and long-term debt	2,001,297
Less current portion	(2,001,297)
Long-term debt, net	$ 0

Scheduled maturities of notes payable and long-term debt for the one year period ending September 30, 2010 is as follows:

2010	$ 2,001,297

3.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at September 30, 2009.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of September 30, 2009 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of September 30, 2009 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On September 30, 2009, $14,311 of dividends were declared and are included in accrued expenses at September 30, 2009.  All other quarterly dividends declared have been paid.

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

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  .  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the three months ended September 30, 2009.

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

4.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments if the total building expenses increase by more than 3% over a base year calculation, and is calculated in April each year.    At September 30, 2009 the total credit available to apply against future minimum rent payments through July 31, 2010 was $86,007.  Net rent expense for the three months ended September 30, 2009 and 2008 was $60,786 and $67,754, respectively.  Future minimum lease payments before application of rent credits for the fiscal years ending June 30 are as follows:

2010		$ 228,258
2011		304,344
2012		304,344
2013		304,344
2014	and thereafter	329,706
Total		$ 1,470,996

5.     INCOME TAXES

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

For the three months ended September 30, 2009 and 2008, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2009	2008
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At June 30, 2009, the Company had net operating loss carry forwards of approximately $5,787,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2010	1,003,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
2023	108,000
$5,787,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of September 30, 2009, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset of approximately $1,968,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $69,000 from June 30, 2008 to June 30, 2009.

6.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	Shares	Price
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2009	235,000	$ 0.62
Granted	0

Exercised	(77,273)	$ 0.10
Surrendered	(22,737)	$ 0.10
Balance at
September 30, 2009	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at September 30, 2009:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	3.3 years	$ 1.00	135,000	$ 1.00

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

For the three months ended September 30, 2009 and 2008 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

7.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the three months ended September 30, 2009 and 2008, $-0- and $21,680, respectively, was charged to operating, general and administrative expenses.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement had an original term of six months and has been extended on a month to month basis, and requires a monthly fee of $2,000.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  The agreement requires the Company to pay a retainer in the amount of 10,000 shares of the Company’s common stock.  As of September 30, 2009 the shares, with a value of $3,500, or $0.35 per share, had not yet been issued and as such, the amount due is included in accrued expenses at September 30, 2009.

8.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2009 and 2008, his billings to the Company totaled $15,230 and $17,975 respectively.  At June 30 and September 30, 2009, amounts due to him were $10,657 and $13,887, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the three months ended September 30, 2009 and 2008, his billings to the company for services were $6,200 and $12,200, respectively.  At June 30 and September 30, 2009, amounts due him were $7,850 and $6,550, respectively, and are included in accounts payable, related parties.

On August 29, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

9.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of September 30, 2009, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the three months ended September 30, 2009 and 2008 we have recorded $-0- and $1,198, respectively, for various GGT product development expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge of $50,410 at June 30, 2009.

As of September 30, 2009, the Company has made cash payments to GGT of $74,150 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,850 obligation is recorded as a current liability.

10.     SUBSEQUENT EVENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 855, “Subsequent Events,” provides guidance on the principles and requirements of disclosures of events occurring after the most recent period reported but prior to the issuance of our financial statements.  Management has evaluated these principles and requirements and has concluded that no events occurring subsequent to the date of the most recent period reported, and up to the date of this report are appropriate for disclosure under this guidance.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2009, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We recognized net income attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $131,134 ($0.02 per share) for the three months ended September 30, 2009, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(28,691) ($0.00 per share) for the three months ended September 30, 2008.  The increase in our net income attributable to common shareholders is primarily the result of a 0.6% increase in our casino revenues, and an 8.7% decrease in our operating expenses.

Revenues

Casino revenues for the three months ended September 30, 2009 were $1,721,262 compared to $1,709,765 for the three months ended September 30, 2008, an increase of $11,497 or 0.7%.  Total casino revenues for the Bull Durham were $1,041,926 and $1,033,371, an increase of $8,555 or 0.8% for the three months ended September 30, 2009.  Total casino revenues for Doc Holliday were $679,336 and $676,394, an increase of $2,942 or 0.4% for the three months ended September 30, 2009.  Total casino coin-in was up 5.0% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and we also experienced a 0.25% decrease in our hold percentage for the three months ended June 30, 2009 compared to the three months ended September 30, 2008.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $1,062 from $39,142 to $40,204 for the three months ended September 30, 2008 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended September 30, 2009 and 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	September 30, 2009	September 30, 2008	$ Change	% Change
Labor & Benefits	$ 546,057	$ 563,695	$ (17,638)	-3.1%
Marketing & Advertising	303,931	317,083	(13,152)	-4.1%
Depreciation & Amortization	144,225	155,112	(10,887)	-7.0%
Food & Beverage	94,014	93,912	102	0.1%
Repair, Maintenance & Supplies	56,997	61,857	(4,860)	-7.9%
Device fees	109,630	108,215	1,415	1.3%
Professional fees	29,040	29,000	40	0.1%
Insurance, Taxes & Licenses	47,818	56,186	(8,368)	-14.9%
Utilities & Telephone	46,328	54,633	(8,305)	-15.2%
Occupancy	60,786	67,754	(6,968)	-10.3%
Other casino expenses	23,725	30,474	(6,749)	-22.1%
	$ 1,462,551	$ 1,537,921	$ (75,370)	-4.9%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 3.1% decrease is primarily attributable to decreases in casino salaries and wages, particularly at the Doc Holliday Casino which realized a decrease of approximately $18,000.  As a result, total labor and benefits costs as a percentage of casino revenues decreased from 33.0% to 31.7% for the three months ended September 30, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 4.1% decrease is primarily attributed to a decrease in periodic purchases of marketing supplies at the Bull Durham Casino and decreases in charter bus services.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $10,887 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues has remained steady at 5.5% for the three months ended September 30, 2009 and 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $4,860 is primarily attributable to decreases in purchases of casino supplies and equipment replacement parts.  Total repair, maintenance and supplies costs as a percentage of casino revenues decreased from 3.6% to 3.3% for the three months ended September 30, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  We have generally maintained a consistent number of machines operating in the casinos.

Professional Fees: Includes all costs and fees associated with legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  Total professional fees include payments to the Board of Directors of Casinos USA of $21,000 and $20,000 for the three months ended September 30, 2009 and 2008, respectively.  The fees are paid directly from the operations of the Bull Durham Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The decrease of $8,368 is attributed to reductions in the liability and property insurance accruals for the Doc Holliday operations.  Total insurance, taxes and licenses as a percentage of casino revenues decreased from 3.3% to 2.8% for the three months ended September 30, 2008 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  The decrease of $8,305 is primarily attributed to decreases in electricity costs at the Doc Holliday casino for the three months ended June 30, 2009 as compared to the three months ended September 30, 2008.  Total utilities and telephone costs as a percentage of revenues decreased from 3.2% to 2.7% for the three months ended September 30, 2008 and 2009, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  Effective August 1, 2008, the monthly lease payments escalated to $25,362 from $17,029 per month.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of September 30, 2009, prepaid rent credits available to offset future rent payments was approximately $86,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 1.4% and 1.8% for the three months ended September 30, 2009 and 2008, respectively.

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

Total operating, general, and administrative costs were $35,709, as compared to $102,737 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $67,028 or 65.2%, and is attributable to two primary factors.  First, on September 2, 2008 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  No stock compensation expense was incurred during the three months ended September 30, 2009.  Second, on April 1, 2008 we entered into a consulting agreement with an independent contractor to provide corporate development services.  The agreement required us to pay the consultant a fee equal to $50,000 payable in sums of not less than $10,000 per month.  For the three months ended September 30, 2008, $21,680 was charged to consulting expense under the agreement.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  No consulting expense has been recorded for the three months ended September 30, 2009.

Corporate occupancy:  In June 2008, we began utilizing certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation:  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the three months ended September 30, 2008 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and executive officers as discussed above.  No stock compensation expense was incurred during the three months ended September 30, 2009.

Interest Expense

Interest expense was $37,353 for the three months ended September 30, 2009 compared to $42,047 for the three months ended September 30, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The decrease is generally attributable to decreasing loan balances on our mortgage obligations.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Loss on asset disposals

During the three ended September 30, 2008 we disposed certain casino equipment with a book value of $1,500, for which we received $400.  The resulting $1,100 loss was recorded as a loss on asset disposals.  No disposals resulting in gains or losses were made during the three months ended September 30, 2008.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended September 30, 2008 we recorded $1,198 for various GGT organizational, product development and marketing expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge of $50,410 at June 30, 2009 to write off the balance of our equity investment.

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended September 30, 2009 and 2008, dividends of $14,311 were declared on the Series D Preferred Stock, and are included in accrued expenses at September 30, 2009.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,787,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of September 30, 2009, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Efforts are underway to refinance or renegotiate the terms of the note, but no agreements have been made as of the date of this report.  We intend to continue to make payments under the default terms pending our efforts to refinance this liability.

At September 30, 2009, the Company had cash and cash equivalents of $1,538,881, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at September 30, 2009 were in excess of funds required by gaming regulations.

Our working capital increased by $231,422 to a working capital deficit of $(922,926) at September 30, 2009 from a working capital deficit of $1,154,348 at June 30, 2009.  The working capital deficit is entirely due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at September 30, 2009.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $255,671 for the three months ended September 30, 2009.  For the three months ended September 30, 2009, operating activities provided net cash of $181,157.  The increase in cash provided by operating activities was primarily the result of increased operating income for the three months ended September 30, 2009.

Cash used by investing activities was $43,937 for the three months ended September 30, 2009, and represents purchases of gaming and security equipment.  Cash provided by investing activities was $400 for the three months ended September 30, 2008, and represents proceeds received on the disposal of certain equipment.  Also, during the three months ended September 30, 2008 we acquired $26,053 of gaming equipment in non-cash vendor financing arrangements.  Lacking other financing options, we expect some of the equipment financing activity to continue to be short-term financing by our vendors under similar terms.

For the year ended June 30, 2010 and depending upon available capital resources, we expect to acquire approximately $250,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used by financing activities were $50,927 for the three months ended September 30, 2009, compared to cash used of $101,642 during the year ended June 30, 2008.  Principal payments on debt totaled $36,771 for the three months ended September 30, 2009, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on debt totaled $87,486 for the three months ended September 30, 2008, and also represent principal payments on our mortgage debt, debt associated with the March 2008 acquisition of the Doc Holliday casino, and equipment financing obligations.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended June 30, 2009 and 2008, dividends of $14,156 were declared and subsequently paid during the three months ended September 30, 2009 and 2008.  For the three months ended September 30, 2009 and 2008, dividends of $14,311 were declared on the Series D Preferred Stock, and are included in accrued expenses at September 30, 2009.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1)

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and,

2)

While we do not depend on credit from the financial markets to finance our operations, all our long-term debt matured during 2009.  Within the past several months, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt is affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our matured long-term debt.

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

GLOBAL CASINOS, INC.

Date: _November 16, 2009	By: _/s/ Clifford L. Neuman________ _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: November 16, 2009	By: __/s/ Todd Huss________
Todd Huss, Chief Financial Officer