Form 10-Q
period 2009-12-31
GLOBAL CASINOS INC
filed 2010-02-22
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 17, 2010, the Registrant had 6,420,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2009 and June 30, 2009, and its results of operations for the three month periods ended December 31, 2009 and 2008 and for the six month periods ended December 31, 2009 and 2008, its statements of stockholders’ equity for the period July 1, 2008 through December 31, 2009, and its cash flows for the six month periods ended December 31, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 813,770	$ 1,378,074
Accrued gaming income	225,217	190,516
Inventory	21,464	19,309
Prepaid expenses and other current assets	98,034	100,791
Total current assets	1,158,485	1,688,690

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,128,021	4,121,308
Equipment	3,151,918	3,192,703
Total land, building and improvements, and equipment	7,797,889	7,831,961
Accumulated depreciation	(4,555,214)	(4,393,514)
Land, building and improvements, and equipment, net	3,242,675	3,438,447

Goodwill	1,898,496	1,898,496
Total assets	$ 6,299,656	$ 7,025,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 137,864	$ 140,541
Accounts payable, related parties	16,003	18,507
Accrued expenses	353,723	360,774
Accrued interest	4,309	6,720
Joint venture obligation	25,850	25,850
Current portion of long-term debt	1,167,366	2,038,068
Current portion of loan participation obligations	25,638	-
Other	333,698	252,578
Total current liabilities	2,064,451	2,843,038
Long-term debt, less current portion	-	-
Loan participation obligations, less current portion	237,449	-
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,095,488 and 5,955,215 shares issued and outstanding	304,775	297,761
Additional paid-in capital	13,998,849	14,010,815
Accumulated deficit	(11,406,868)	(11,226,981)
Total equity	3,997,756	4,182,595
Total liabilities and stockholders' equity	$ 6,299,656	$ 7,025,633

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2009 and 2008

	2009	2008

Revenues:
Casino	$ 1,368,809	$ 1,547,593
Promotional allowances	(36,006)	(37,767)
Net Revenues	1,332,803	1,509,826

Expenses:
Casino operations	1,434,364	1,536,430
Operating, general, and administrative	164,581	75,402
Loss on asset disposals	-	1,643
	1,598,945	1,613,475

Income (loss) from operations	(266,142)	(103,649)

Other income (expense):
Interest	(59,190)	(40,607)
Equity in earnings of Global Gaming Technologies	-	(5,485)

Income (loss) before provision for income taxes	(325,332)	(149,741)
Provision for income taxes	-	-

Net income (loss)	(325,332)	(149,741)

Series D Preferred dividends	(14,311)	(14,311)
Net income (loss) attributable to common shareholders	$ (339,643)	$ (164,052)

Earnings (loss) per common share:
Basic	$ (0.06)	$ (0.03)
Diluted	$ (0.06)	$ (0.03)

Weighted average shares outstanding:
Basic	6,059,855	5,955,215
Diluted	6,059,855	5,955,215

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2009 and 2008

	2009	2008

Revenues:
Casino	$ 3,090,071	$ 3,257,358
Promotional allowances	(76,210)	(76,909)
Net Revenues	3,013,861	3,180,449

Expenses:
Casino operations	2,896,915	3,074,351
Operating, general, and administrative	200,290	178,139
Loss on asset disposals		2,743
	3,097,205	3,255,233

Income (loss) from operations	(83,344)	(74,784)

Other income (expense):
Interest	(96,543)	(82,654)
Equity in earnings of Global Gaming Technologies	-	(6,683)

Income (loss) before provision for income taxes	(179,887)	(164,121)
Provision for income taxes	-	-

Net income (loss)	(179,887)	(164,121)

Series D Preferred dividends	(28,622)	(28,622)
Net income (loss) attributable to common shareholders	$ (208,509)	$ (192,743)

Earnings (loss) per common share:
Basic	$ (0.03)	$ (0.03)
Diluted	$ (0.03)	$ (0.03)

Weighted average shares outstanding:
Basic	6,040,536	5,925,867
Diluted	6,040,536	5,925,867

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2008 through December 31, 2009

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,027,093	$ (11,215,514)	$ 4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	(56,778)	-	(56,778)
Net loss	-	-	-	-	-	-	-	(11,467)	(11,467)
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,010,815	$ (11,226,981)	$ 4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Series D Preferred dividends	-	-	-	-	-	-	(28,622)	-	(28,622)
Net loss	-	-	-	-	-	-	-	(179,887)	(179,887)
Balance as of December 31, 2009	200,500	$ 401,000	700,000	$ 700,000	6,095,488	$ 304,775	$ 13,998,849	$ (11,406,868)	$ 3,997,756

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (179,887)	$ (164,121)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	287,274	310,950
Loan participation financing fees paid with common stock	20,170	-
Professional fees paid with common stock	3,500	-
Equity in losses of Global Gaming Technologies	-	6,683
Stock based compensation	65,000	45,000
Loss on disposals of fixed assets	-	2,743
Amortization of debt discount	-	15,327
Changes in operating assets and liabilities
Accrued gaming income	(34,701)	(98,185)
Inventories	(2,155)	(4,946)
Other current assets	2,757	45,477
Accounts payable and accrued expenses	(77,387)	(18,598)
Accrued interest	(2,411)	(29)
Other current liabilities	81,120	(319)
Net cash provided by operating activities	163,280	139,982

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(91,502)	(80,872)
Proceeds from sale of assets	-	400
Net cash (used in) provided by investing activities	(91,502)	(80,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(149,681)	(173,584)
Purchase of casino mortgage	(721,021)	-
Proceeds from loan participation obligations	265,000	-
Payments on loan participation obligations	(1,913)	-
Payment of Series D preferred stock dividends	(28,467)	(28,467)
Net cash used in financing activities	(636,082)	(202,051)
Net decrease in cash	(564,304)	(142,541)
Cash at beginning of period	1,378,074	1,163,416
Cash at end of period	$ 813,770	$ 1,020,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 96,065	$ 69,521
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Cashless exercise of stock options by officer	$ 3,864	$ -

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

As of December 31, 2009, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At December 31, 2009, the Company had approximately $5,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31, 2009 and June 30, 2009, $225,217 and $190,516 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the six months ended December 31, 2009 and 2008 was $287,274 and $310,950, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino in March 2008, is reviewed for impairment annually at the Doc Holliday Casino reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of the casino’s fair value.  Such factors include adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill is carried at historical cost if the estimated fair value is greater than the carrying amounts. However, in the event that the estimated fair value is less than the carrying amount, goodwill is considered impaired and the carrying value of goodwill would be reduced to its estimated fair value through an impairment charge to the Company's consolidated statements of operations. The fair value of goodwill has been determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $213 and $413 for the six months ended December 31, 2009 and 2008, respectively.

Consulting Expenses

From time-to-time the Company engages consultants to perform various professional and administrative functions including public relations and corporate marketing.  Expenses for consulting services are generally recognized when services are performed and billable by the consultant.  In the event an agreement requires payments in which the timing of the payments is not consistent with the performance of services, expense is recognized as either service events occur, or recognized evenly over the period of the consulting agreement where specific services performed under the agreement are not readily identifiable.  Consulting agreements in which compensation is contingent upon the successful occurrence of one or more events are only expensed when the contingency has been, or is reasonably assured to be met.

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

Potentially dilutive shares of 135,000 were not included in the calculation of diluted earnings per share for the six months ended December 31, 2009, as their inclusion would have been anti-dilutive due to the net loss for the period, and represent out of the money stock options.  Potentially dilutive shares of 235,000 were not included in the calculation of diluted earnings per share for the six months ended December 31, 2008, as their inclusion would have been anti-dilutive due to the net loss for the period.

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

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.20 per share, and as such $65,000 of stock based compensation was accrued at December 31, 2009 and included in operating, general and administrative expenses for the six months ended December 31, 2009.  The shares of common stock were subsequently issued on January 21, 2010.

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the six months ended September 30, 2008.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the six months ended December 31, 2009 and 2008, there were no differences between reported net income and comprehensive income.

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

2.     NOTES PAYABLE AND LONG-TERM DEBT

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. matured and became due and payable.  The secured obligations are secured by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.  Until their maturity, all payments required under the notes had been made in a timely fashion.  We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

On November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note owned by the Company continues to be in technical default, but is eliminated on consolidation for accounting purposes.  The resulting participation obligations are discussed further in the footnote “Loan Participation Obligations.”

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  In addition, the Company paid to the note holder a loan extension fee of $2,585, and $8,000 to reimburse the note holder for legal and other costs associated with the modification.  Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company will have the option to extend the maturity date of the Note to December 31, 2011.  Then, subject to the Note not being in default at December 31, 2011, together with an additional $50,000 pay down on the Note, the Company will have an additional option to extend the maturity date to December 31, 2012.  After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we intend make additional monthly principal reduction payments of $12,500.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At December 31, 2009, notes payable and long-term debt consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2010	$ 514,838
Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $5,054. Notes matured September 19, 2009.	285,861
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	366,667
Total notes payable and long-term debt	1,167,366
Less current portion	(1,167,366)
Long-term debt, net	$ 0

Scheduled maturities of notes payable and long-term debt for the one year period ending December 31, 2010 is as follows:

2010	$ 1,167,366

3.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3.

On December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3.  The remaining undivided 63.22% interest in the Note owned by the Company continues to be in technical default, but is eliminated on consolidation for accounting purposes.

At December 31, 2009, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with and undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 248,087
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	15,000
Total loan participation obligations	263,087
Less current portion	(25,638)
Loan participation obligations, less current portion	$ 237,449

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On December 31, 2009, $14,311 of dividends were declared and are included in accrued expenses at December 31, 2009.  All other quarterly dividends declared have been paid.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  The agreement required the Company to pay a one time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share as a participation fee to an unaffiliated third party.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share as a participation fee to a director.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.20 per share, and as such $65,000 of stock based compensation was accrued at December 31, 2009 and included in operating, general and administrative expenses for the six months ended December 31, 2009.  The shares of common stock were subsequently issued on January 21, 2010.

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  .  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the six months ended December 31, 2009.

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

5.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments if the total building expenses increase by more than 3% over a base year calculation, and is calculated in April each year.    At December 31, 2009 the total credit available to apply against future minimum rent payments was $84,986.  Net rent expense for the six months ended December 31, 2009 and 2008 was $121,572 and $143,840, respectively.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to a rent abatement in the total aggregate amount of $40,000 prorated over a six month term I the amount of $6,667 per month beginning in February, 2010 and continuing through July 2010.  In consideration of the rent abatement the Company has agreed to replace all carpeting on the first floor of the premises.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2010		$ 118,837
2011		297,677
2012		304,344
2013		304,344
2014	and thereafter	329,706
Total		$ 1,354,908

6.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the six months ended December 31, 2009 and 2008, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

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
$5,787,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of December 31, 2009, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $1,968,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $69,000 from June 30, 2008 to June 30, 2009.

7.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	Shares	Price
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2009	235,000	$ 0.62
Granted	0
Exercised	(77,273)	$ 0.10
Surrendered	(22,737)	$ 0.10
Balance at
December 31, 2009	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at December 31, 2009:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	3.0 years	$ 1.00	135,000	$ 1.00

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

For the six months ended December 31, 2009 and 2008 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

8.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the six months ended December 31, 2009 and 2008, $-0- and $21,680, respectively, was charged to operating, general and administrative expenses associated with this agreement.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement had an original term of six months and has been extended on a month to month basis, and requires a monthly fee of $2,000.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant are contingent upon various performance benchmarks, none of which have been met as of December 31, 2009.  The agreement also required the Company to pay a one time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009, and the related expense was recorded as consulting expense and is included in operating, general and administrative expenses for the six months ended December 31, 2009.

9.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2009 and 2008, his billings to the Company totaled $56,721 and $33,062 respectively.  At June 30 and December 31, 2009, amounts due to him were $10,657 and $10,378, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2009 and 2008, his billings to the company for services were $17,775 and $18,050, respectively.  At June 30 and December 31, 2009, amounts due him were $7,850 and $5,625, respectively, and are included in accounts payable, related parties.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock, $.05 par value, valued at $0.20 per share in consideration of services provided by the Company’s directors and executive officers.  The shares of common stock were subsequently issued on January 21, 2010.

On December 30, 2009 the Company executed an Allonge and Loan Participation Agreement whereby the Company assigned to a director for an undivided 2.08% interest in a mortgage note receivable from the Bull Durham Casino for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  This transaction is further discussed in footnote titled “Loan Participation Obligations.”

On August 29, 2008, the Company awarded an aggregate of 90,000 shares of common stock, $.05 par value, valued at $0.50 per share in consideration of services provided by the Company’s directors and executive officers.

10.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2009, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the six months ended December 31, 2009 and 2008 we have recorded $-0- and $6,683, respectively, for various GGT product development expenditures.

During the year ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge of $50,410 at June 30, 2009.

As of December 31, 2009, the Company has made cash payments to GGT of $74,150 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,850 obligation is recorded as a current liability.

11.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 10, 2010, the date which the financial statements were available to be issued.  Except as otherwise disclosed in this report, no reportable events occurred through the date of the evaluation.

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

As of December 31, 2009, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

We recognized a net (loss) attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(339,643) ($(0.06) per share) for the three months ended December 31, 2009, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(164,052) ($(0.03) per share) for the three months ended December 31, 2008.  The increase in our net (loss) attributable to common shareholders is primarily the result of an 11.7% decrease in our casino revenues, and a 118.3% increase in our operating, general and administrative expenses.

Revenues

Casino revenues for the three months ended December 31, 2009 were $1,368,809 compared to $1,547,593 for the three months ended December 31, 2008, a decrease of $(178,784) or 11.6%.  Total casino revenues for the Bull Durham were $854,281 and $930,916 for the three months ended December 31, 2009 and 2008, respectively, a decrease of $(76,635) or 8%.  Total casino revenues for Doc Holliday were $514,528 and $616,677 for the three months ended December 31, 2009 and 2008, respectively, a decrease of $(102,149) or 17%.  Total casino coin-in was down 12.9 % for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 however we also experienced a 0.08% increase in our hold percentage for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  The decrease in casino revenues is primarily attributed to the unfavorable weather conditions during the quarter, as well as to the generally poor consumer spending environment resulting from the recession.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased by $(1,761) from $37,767 to $36,006 for the three months ended December 31, 2008 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended December 31, 2009 and 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2009	December 31, 2008	$ Change	% Change
Labor & Benefits	$ 534,452	$ 570,859	$ (36,407)	-6.4%
Marketing & Advertising	292,714	312,112	(19,398)	-6.2%
Depreciation & Amortization	143,048	155,838	(12,790)	-8.2%
Food & Beverage	80,965	87,762	(6,797)	-7.7%
Repair, Maintenance & Supplies	57,497	61,654	(4,157)	-6.7%
Device fees	106,390	107,910	(1,520)	-1.4%
Professional fees	38,206	64,736	(26,530)	-41.0%
Insurance, Taxes & Licenses	36,594	41,213	(4,619)	-11.2%
Utilities & Telephone	44,763	44,901	(138)	-0.3%
Occupancy	63,786	76,086	(12,300)	-16.2%
Other casino expenses	35,949	13,359	22,590	169.1%
	$ 1,434,364	$ 1,536,430	$ (102,066)	-6.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 6.4% decrease is primarily attributable to decreases in casino salaries and wages, which decreased by approximately $29,000 resulting from casino volume and seasonal adjustments.  However, due to the revenue decreases total labor and benefits costs as a percentage of casino revenues increased from 36.9% to 39.0 % for the three months ended December 31, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 6.2% decrease is primarily attributed to a decrease in periodic purchases of marketing supplies at the Bull Durham Casino and decreases in charter bus services.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $12,790 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues has remained steady at approximately 6% for the three months ended December 31, 2009 and 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $4,157 is primarily attributable to decreases in purchases of casino supplies and equipment replacement parts.  Total repair, maintenance and supplies costs as a percentage of casino revenues is generally unchanged at approximately 4% for the three months ended December 31, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  Total professional fees include payments to the Board of Directors of Casinos USA of $30,166 and $47,336 for the three months ended December 31, 2009 and 2008, respectively.  The fees are paid directly from the operations of the Bull Durham Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was 2.7% for the three months ended December 31, 2009 and 2008.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  While the actual amounts of utilities and telephone expenses was generally unchanged, the expenses as a percentage of revenues increased from 2.9% to 3.3% for the three months ended December 31, 2008 and 2009, respectively as a function of the revenue declines.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2009, prepaid rent credits available to offset future rent payments was approximately $85,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  For the three months ended December31, 2009, other casino expenses includes approximately $10,500 in financing fees associated with the refinancing of one of the junior mortgage obligations of the Bull Durham casino.  Total other casino expenses as a percentage of revenues was 2.6% and 0.9% for the three months ended December 31, 2009 and 2008, respectively.

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

Total operating, general, and administrative costs were $164,581, as compared to $75,402 for the three months ended December 31, 2009 and 2008, respectively, an increase of $89,179, and is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $65,000 ($.20 per share) in consideration of services provided by the Company’s directors and management, which amount was accrued as stock compensation expense at December 31, 2009.  No stock compensation expense was incurred during the three months ended December 31, 2008.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the three months ended December 31, 2009.  No such financing fees were recorded during the three months ended December 31, 2008.

Corporate occupancy:  We utilize certain office functions and systems managed by the Company’s president and chief executive officer’s law practice in Boulder, Colorado, including the utilization of a bookkeeper to maintain the books and records of the parent company, Global Casinos, Inc., who is compensated at the rate of $1,000 per month which is charged to clerical services.  Legal services provided to the Company by the president and chief executive officer, as well as any other clerical or administrative charges associated with the Company, are charged to the Company in periodic billings from his law firm.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation:  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the three months ended December 31, 2009 we recognized $65,000 of stock based compensation associated with the stock awards to the Company’s directors and management as discussed above.  No stock compensation expense was incurred during the three months ended December 31, 2008.

Loss on asset disposals

During the three months ended December 31, 2008 we disposed certain casino equipment with a book value of $1,643.  The resulting $1,643 loss was recorded at a loss on asset disposals.  No disposals were made during the three months ended December 31, 2009.

Interest Expense

Interest expense was $59,190 for the three months ended December 31, 2009 compared to $40,607 for the three months ended December 31, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to interest rate increases associated with the maturity defaults on our mortgage obligation balances.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended December 31, 2008 we recorded $5,485 for various GGT organizational, product development and marketing expenditures.

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

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended December 31, 2009 and 2008, dividends of $14,311 were declared on the Series D Preferred Stock, and are included in accrued expenses at December 31, 2009 and 2008.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,603,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations – Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

We recognized a net (loss) attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(208,509) ($(0.03) per share) for the six months ended December 31, 2009, compared to a net loss attributable to common shareholders after dividends of $28,622, of $(192,743) ($(0.03) per share) for the six months ended December 31, 2008.  The increase in our net (loss) attributable to common shareholders is primarily the result of a 5.2% decrease in our casino revenues, and a 12.4% increase in our operating, general and administrative expenses.

Revenues

Casino revenues for the six months ended December 31, 2009 were $3,090,171 compared to $3,257,358 for the six months ended December 31, 2008, a decrease of $(167,287) or 5.1%.  Total casino revenues for the Bull Durham were $1,896,207 and $1,964,287 for the six months ended December 31, 2009 and 2008, respectively, a decrease of $(68,080) or 3.5%.  Total casino revenues for Doc Holliday were $1,193,864 and $1,293,071 for the six months ended December 31, 2009 and 2008, respectively, a decrease of $(99,207) or 7.7%.  Total casino coin-in was down 3.7 % for the six months ended December 31, 2009 compared to the six months ended December 31, 2008.  We also experienced a 0.09% decrease in our hold percentage for the six months ended December 31, 2009 compared to the six months ended December 31, 2008.  The decrease in casino revenues is primarily attributed to the unfavorable weather conditions during the second quarter, as well as to the generally poor consumer spending environment resulting from the recession.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased by $(699) from $76,909 to $76,210 for the six months ended December 31, 2008 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the six months ended December 31, 2009 and 2008.  The following table summarizes such expenses for comparison and discussion purposes:

	For the six months ended
	December 31, 2009	December 31, 2008	$ Change	% Change
Labor & Benefits	$ 1,072,639	$ 1,133,658	$ (61,019)	-5.4%
Marketing & Advertising	596,644	629,194	(32,550)	-5.2%
Depreciation & Amortization	287,274	310,950	(23,676)	-7.6%
Food & Beverage	174,979	181,680	(6,701)	-3.7%
Repair, Maintenance & Supplies	124,713	130,049	(5,336)	-4.1%
Device fees	216,020	216,126	(106)	0.0%
Professional fees	67,246	93,736	(26,490)	-28.3%
Insurance, Taxes & Licenses	84,412	97,399	(12,987)	-13.3%
Utilities & Telephone	91,091	99,534	(8,443)	-8.5%
Occupancy	121,572	143,840	(22,268)	-15.5%
Other casino expenses	60,325	38,185	22,140	58.0%
	$ 2,896,915	$ 3,074,351	$ (177,436)	-5.8%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 5.4% decrease is primarily attributable to decreases in casino salaries and wages, which decreased by approximately $64,000 resulting from casino volume and seasonal adjustments.  Total labor and benefits costs as a percentage of casino revenues was generally unchanged from 34.8% to 34.7% for the six months ended December 31, 2008 and 2009, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 5.2% decrease is primarily attributed to a decrease in periodic purchases of marketing supplies at the Bull Durham Casino and decreases in charter bus services.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $23,676 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues has remained steady at approximately 6% for the six months ended December 31, 2009 and 2008.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $5,336 is primarily attributable to decreases in purchases of casino supplies and equipment replacement parts.  Total repair, maintenance and supplies costs as a percentage of casino revenues is generally unchanged at approximately 4% for the six months ended December 31, 2008 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The slight decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  Total professional fees include payments to the Board of Directors of Casinos USA of $51,166 and $67,336 for the six months ended December 31, 2009 and 2008, respectively.  The fees are paid directly from the operations of the Bull Durham Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was 3.0% and 2.7% for the six months ended December 31, 2009 and 2008.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues decreased slightly from 3.1% to 2.9% for the six months ended December 31, 2008 and 2009.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2009, prepaid rent credits available to offset future rent payments was approximately $85,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  For the six months ended December31, 2009, other casino expenses includes approximately $10,500 in financing fees associated with the refinancing of one of the junior mortgage obligations of the Bull Durham casino.  Total other casino expenses as a percentage of revenues was 1.2% and 2.0% for the six months ended December 31, 2009 and 2008, respectively.

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

Total operating, general, and administrative costs were $200,290, as compared to $178,139 for the six months ended December 31, 2009 and 2008, respectively, an increase of $22,151, and is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $65,000 ($.20 per share) in consideration of services provided by the Company’s directors and management, which amount was accrued as stock compensation expense at December 31, 2009.  During the six months ended December 31, 2008  the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the six months ended December 31, 2009.  No such financing fees were recorded during the six months ended December 31, 2008.

Corporate occupancy:  We utilize certain office functions and systems managed by the Company’s president and chief executive officer’s law practice in Boulder, Colorado, including the utilization of a bookkeeper to maintain the books and records of the parent company, Global Casinos, Inc., who is compensated at the rate of $1,000 per month which is charged to clerical services.  Legal services provided to the Company by the president and chief executive officer, as well as any other clerical or administrative charges associated with the Company, are charged to the Company in periodic billings from his law firm.  As such, we have significantly reduced our corporate office space requirements and do not expect additional further office space or services will be required under the current corporate operating structure.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation:  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the six months ended December 31, 2009 we recognized $65,000 of stock based compensation associated with the stock awards to the Company’s directors and management as discussed above.  For the six months ended December 31, 2008 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and management.

Loss on asset disposals

During the six months ended December 31, 2008 we disposed certain casino equipment with a book value of $3,413, for which we received $400.  The resulting $2,743 loss was recorded as a loss on asset disposals.  No disposals were made during the six months ended December 31, 2009.

Interest Expense

Interest expense was $96,543 for the six months ended December 31, 2009 compared to $82,654 for the six months ended December 31, 2008, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to interest rate increases associated with the maturity defaults on our mortgage obligation balances.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the six months ended December 31, 2008 we recorded $6,683 for various GGT organizational, product development and marketing expenditures.

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

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the six months ended December 31, 2009, dividends of $28,622 were declared on the Series D Preferred Stock, of which $14,311 had been paid as of December 31, 2008.  The remaining accrued dividends are included in accrued expenses at December 31, 2009, and were subsequently paid in January 2010.  For the six months ended December 31, 2008, dividends of $28,622 were declared on the Series D Preferred Stock, of which $14,311 had been paid as of December 31, 2008.  The remaining accrued dividends are included in accrued expenses at December 31, 2008 and were paid in January 2009.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,573,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  We do not believe the acquisition of Doc Holliday will result in impairment of our NOL.  However, there is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2009, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. matured and became due and payable.  The secured obligations are secured by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.

On November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note owned by the Company continues to be in technical default, but is eliminated on consolidation for accounting purposes.

On December 30, 2009 we consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  In addition, the Company paid to the note holder a loan extension fee of $2,585, and $8,000 to reimburse the note holder for legal and other costs associated with the modification.  Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company will have the option to extend the maturity date of the Note to December 31, 2011.  Then, subject to the Note not being in default at December 31, 2011, together with an additional $50,000 pay down on the Note, the Company will have an additional option to extend the maturity date to December 31, 2012.  After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

While no agreements have been reached as of the date of this report, we have been in communication with the remaining junior mortgage noteholders concerning the need to extend the maturity dates of the notes.  Until their maturity, all payments required under the notes have been made in a timely fashion.  We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we intend make additional monthly principal reduction payments of $12,500.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At December 31, 2009, the Company had cash and cash equivalents of $813,770, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at December 31, 2009 were in excess of funds required by gaming regulations.

Our working capital increased by $248,382 to a working capital deficit of $(905,966) at December 31, 2009 from a working capital deficit of $(1,154,348) at June 30, 2009.  The working capital deficit is entirely due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at December 31, 2009.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $163,280 for the six months ended December 31, 2009.  For the six months ended December 31, 2008, operating activities provided net cash of $139,982.  The increase in cash provided by operating activities was primarily the result of certain non-cash operating expenses incurred during the six months ended December 31, 2009.

Cash used in investing activities was $91,502 for the six months ended December 31, 2009, and represents purchases of gaming and security equipment.  Cash used in investing activities was $80,472 for the six months ended December 31, 2008, and also generally represents purchases of gaming and security equipment, and we also received $400 of proceeds on the disposal of certain equipment.

For the year ended June 30, 2010 and depending upon available capital resources, we expect to acquire up to approximately $200,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used by financing activities were $636,082 for the six months ended December 31, 2009, compared to cash used of $202,051 during the six months ended December 31, 2008.  Principal payments on debt totaled $149,681 for the six months ended December 31, 2009, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on debt totaled $173,584 for the six months ended December 31, 2008, and also represent principal payments on our mortgage debt, debt associated with the March 2008 acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of principal paid to the noteholder was $721,021.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As of December 31, 2009 we have made $1,913 in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the six months ended December 31, 2009, dividends declared on June 30th totaling $14,156 and dividends declared on September 30th of $14,311 were paid during the six months ended December 31, 2009.  On December 31, 2009 dividends totaling $14,311 were declared and are included in accrued expenses at December 31, 2009.  These dividends were subsequently paid in January 2010.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL CASINOS, INC.

Date: _February 22, 2010	By _/s/ Clifford L. Neuman _______ _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 22, 2010	By: ___/s/ Todd Huss_________
Todd Huss, Chief Financial Officer