Form 10-Q
period 2010-03-31
GLOBAL CASINOS INC
filed 2010-05-21
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 21, 2010, the Registrant had 6,420,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and June 30, 2009, and its results of operations for the three month periods ended March 31, 2010 and 2009 and for the nine month periods ended March 31, 2010 and 2009, its statements of stockholders’ equity for the period July 1, 2008 through March 31, 2010, and its cash flows for the nine month periods ended March 31, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 903,906	$ 1,378,074
Accrued gaming income	167,752	190,516
Inventory	21,464	19,309
Prepaid expenses and other current assets	112,431	100,791
Total current assets	1,205,553	1,688,690
Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,128,021	4,121,308
Equipment	3,184,971	3,192,703
Total land, building and improvements, and equipment	7,830,942	7,831,961
Accumulated depreciation	(4,696,045)	(4,393,514)
Land, building and improvements, and equipment, net	3,134,897	3,438,447
Goodwill	1,008,496	1,898,496
Total assets	$ 5,348,946	$ 7,025,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 140,511	$ 140,541
Accounts payable, related parties	8,889	18,507
Accrued expenses	245,082	360,774
Accrued interest	4,309	6,720
Joint venture obligation	25,750	25,850
Current portion of long-term debt	966,568	2,038,068
Current portion of loan participation obligations	26,531	-
Other	335,125	252,578
Total current liabilities	1,752,765	2,843,038
Long-term debt, less current portion	167,403	-
Loan participation obligations, less current portion	232,430	-
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,420,488 and 5,955,215 shares issued and outstanding	321,025	297,761
Additional paid-in capital	14,150,855	14,085,449
Accumulated deficit	(12,376,532)	(11,301,615)
Total equity	3,196,348	4,182,595
Total liabilities and stockholders' equity	$ 5,348,946	$ 7,025,633

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2010 and 2009

	2010	2009

Revenues:
Casino	$ 1,535,909	$ 1,627,142
Promotional allowances	(42,861)	(43,246)
Net Revenues	1,493,048	1,583,896

Expenses:
Casino operations	1,395,044	1,514,393
Operating, general, and administrative	31,914	43,301
Impairment	890,000	-

	2,316,958	1,557,694

Income (loss) from operations	(823,910)	26,202

Other income (expense):
Interest	(28,498)	(37,355)
Equity in earnings of Global Gaming Technologies	-	(60)

Income (loss) before provision for income taxes	(852,408)	(11,213)
Provision for income taxes	-	-

Net income (loss)	(852,408)	(11,213)

Series D Preferred dividends	(14,000)	(14,000)
Net income (loss) attributible to common shareholders	$ (866,408)	$ (25,213)

Earnings (loss) per common share:
Basic	$ (0.14)	$ (0.00)
Diluted	$ (0.14)	$ (0.00)

Weighted average shares outstanding:
Basic	6,344,655	5,955,215
Diluted	6,344,655	5,955,215

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2010 and 2009

	2010	2009

Revenues:
Casino	$ 4,625,980	$ 4,884,500
Promotional allowances	(119,071)	(120,155)
Net Revenues	4,506,909	4,764,345

Expenses:
Casino operations	4,291,959	4,588,744
Operating, general, and administrative	232,204	221,440
Loss on asset disposals	-	2,743
Impairment	890,000	-
	5,414,163	4,812,927

Income (loss) from operations	(907,254)	(48,582)

Other income (expense):
Interest	(125,041)	(120,009)
Equity in earnings of Global Gaming Technologies	-	(6,743)

Income (loss) before provision for income taxes	(1,032,295)	(175,334)
Provision for income taxes	-	-

Net income (loss)	(1,032,295)	(175,334)

Series D Preferred dividends	(42,622)	(42,622)
Net income (loss) attributible to common shareholders	$ (1,074,917)	$ (217,956)

Earnings (loss) per common share:
Basic	$ (0.18)	$ (0.04)
Diluted	$ (0.18)	$ (0.04)

Weighted average shares outstanding:
Basic	6,131,041	5,935,507
Diluted	6,131,041	5,935,507

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2008 through March 31, 2010

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,044,949	$ (11,233,370)	$ 4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(11,467)	(11,467)
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,085,449	$ (11,301,615)	$ 4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors	-	-	-	-	325,000	16,250	48,750	-	65,000
Series D Preferred dividends	-	-	-	-	-	-	-	(42,622)	(42,622)
Net loss	-	-	-	-	-	-	-	(1,032,295)	(1,032,295)
Balance as of March 31, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,150,855	$ (12,376,532)	$3,196,348

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2010 and 2009
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,032,295)	$ (175,334)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	428,404	465,181
Impairment	890,000	-
Loan participation financing fees paid with common stock	20,170	-
Professional fees paid with common stock	3,500	-
Equity in losses of Global Gaming Technologies	-	6,743
Stock based compensation	65,000	45,000
Loss on disposals of fixed assets	-	2,743
Amortization of debt discount	-	22,991
Changes in operating assets and liabilities
Accrued gaming income	22,764	71,075
Inventories	(2,155)	(4,946)
Other current assets	(11,640)	63,183
Accounts payable and accrued expenses	(125,184)	54,502
Accrued interest	(2,411)	(2,029)
Other current liabilities	82,547	(1,972)
Net cash provided by operating activities	338,700	547,137
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(94,391)	(111,902)
Proceeds from sale of assets	200	400
Investment in Global Gaming Technologies	(100)	(1,850)
Net cash (used in) provided by investing activities	(94,291)	(113,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(213,739)	(249,319)
Purchase of casino mortgage	(721,021)	-
Proceeds from loan participation obligations	265,000	-
Payments on loan participation obligations	(6,039)	-
Payment of Series D preferred stock dividends	(42,778)	(42,778)
Net cash used in financing activities	(718,577)	(292,097)
Net decrease in cash	(474,168)	141,688
Cash at beginning of period	1,378,074	1,163,416
Cash at end of period	$ 903,906	$ 1,305,104
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 124,667	$ 102,288
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 30,663	$ 51,606
Accrued and unpaid dividends on Series D preferred stock	$ 14,000	$ 14,000
Cashless exercise of stock options by officer	$ 3,864	$ -

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

As of March 31, 2010, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Presentation and Comparability

Certain amounts from previously reported periods have been reclassified to conform to the current period presentations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At March 31, 2010, the Company had approximately $26,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31,

2010 and June 30, 2009, $167,752 and $190,516 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the nine months ended March 31, 2010 and 2009 was $428,405 and $465,181, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino (“reporting unit” or “casino”) in March 2008, is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill is evaluated for impairment in a two step process per ASC 350.  Step 1 requires testing the recoverability of the reporting unit on a fair-value basis.  If the fair value of the reporting unit is less than the carrying value of the reporting unit including goodwill, step two is performed by assigning the reporting unit’s fair value to its assets and liabilities in a manner similar to the allocation of purchase price in a business combination to determine the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired, and is written down to the extent of the difference.  The fair value of the reporting unit has been determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

Fiscal year ended June 30, 2009 represented the first full year of operations of the Doc Holliday reporting unit under our management.  As such, our ability to forecast the operations was limited.  This limitation was compounded by significant uncertainties regarding the local, regional and general economic conditions, and how those conditions would affect the operations in both the short term and long term.  In addition, Colorado had recently increased gaming limits and hours of operations, and we were uncertain if this would be a benefit or a detriment to smaller operations such as the Doc Holliday Casino.  Because of our limited operating history and significant uncertainties regarding the local and regional economies, we determined that reliance on internal forecasts and projections to derive the unit’s fair value was not appropriate.  Therefore, we obtained an independent appraisal from a local appraiser with knowledge of the local markets.  Utilizing market comparatives and cost approaches, the appraisal returned a fair value of the reporting unit of $2,814,000, of which approximately 47% was assigned to the unit’s fixed assets which primarily included gaming equipment.  Utilizing the appraisal fair value resulted in a fair value in excess of the unit’s recorded value of approximately $1.16 million, or 61%.  The analysis also considered that if the book values of the unit’s fixed assets were assumed at fair value, which was significantly less than the appraised value based on the cost approach, the unit’s fair value in excess of its recorded value would have been approximately $350,000, or 21%.  Based on the Step one analysis, step two was not necessary and no impairment was recorded during the year ended June 30, 2009.

See Note 2 for further discussion regarding the Company’s goodwill.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $221 and $420 for the nine months ended March 31, 2010 and 2009, respectively.

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

Potentially dilutive shares of 135,000 were not included in the calculation of diluted earnings per share for the nine months ended March 31, 2009, as their inclusion would have been anti-dilutive due to the net loss for the period, and represent out of the money stock options.  Potentially dilutive shares of 235,000 were not included in the calculation of diluted earnings per share for the nine months ended March 31, 2009, as their inclusion would have been anti-dilutive due to the net loss for the period.

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

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.20 per share, and as such $65,000 of stock based compensation was recognized and included in operating, general and administrative expenses for the nine months ended March 31, 2010.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the nine months ended March 31, 2010 and 2009, there were no differences between reported net income and comprehensive income.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. Some of the more significant changes, including the requirement that individuals obtain coverage, do not become effective until 2014 or later. It is too early to fully understand the impacts of the legislation on our business.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

2.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill as of June 30, 2009	$ 1,898,496
Impairment charges	(890,000)
Total Goodwill as of March 31, 2010	$ 1,008,496

During the quarter ended March 31, 2010, and based on a combination of factors, including the continuing poor local and regional economic environment, the sustained period of decline in the Company’s market capitalization, and poor operating results of the Doc Holliday Casino, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting unit’s recorded goodwill.

The Company’s estimate of the reporting unit’s fair value was determined by discounting estimating future cash flows based on internally developed revenue, operating cost, and cash flow forecasts considering historical results, local and regional current and expected economic conditions, as well as the potential impact of business and operational strategies in light of capital constraints based on current financial market conditions.  No significant additional investment in operating assets was assumed other than to maintain the quality of the gaming equipment.  For purposes of discounting future cash flows, we have used 12%, which is management’s best estimate of our cost of capital based on historical values, recent borrowings, current market conditions both in terms of borrowing rates and availability of credit, and considerations for risks associated with the reporting unit.  Operating estimates for the next ten years were used to determine estimated future cash flows.  No terminal value was assigned to the fair value as the property is leased and management determined that estimates beyond ten years were dependent upon significant upgrades to the property, which could not be appropriately evaluated.  The Company believes the assumptions used in the impairment analysis are consistent with the factors and risks inherent within the industry.

The analysis incorporated four discounted cash flow models: zero to slow growth, slow to moderate growth; moderate growth; and, moderate to aggressive growth.  Revenue growth assumptions used in the models varied from 1% per year in the zero to slow growth model to 5% per year in the aggressive growth model.  Operating expense growth was dependent upon the revenue growth and reflected increases in personnel and other operating costs necessary to support the associated revenue growth assumption.  Operating expense growth assumptions used in the models varied from 0.25% per year in the zero to slow growth model to 2.5% per year in the aggressive growth model.  In all models, fiscal year 2011 does not include the full growth assumptions as we anticipate fiscal year 2011 growth will continue to be sluggish due to the local and regional economic conditions.

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the entities operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded for the three months ended March 31, 2010.

The estimates of future operations of the reporting unit represent management’s best estimates given data known at the time the analysis was prepared.  To the extent actual future results vary from estimated future results, additional impairment of goodwill may be recognized.  For example, should actual future operations be indicative of our zero to slow growth model, the impairment charge would have exceeded $1.5 million.

3.     NOTES PAYABLE AND LONG-TERM DEBT

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

On March 22, 2010 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement extended the maturity date to April 1, 2013, established an interest rate of 8% per annum, and requires monthly principal and interest payments of $1,911 beginning on April 1, 2010.

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

On November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.  The resulting participation obligations are discussed further in the footnote “Loan Participation Obligations.”

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we intend make additional monthly principal reduction payments of $12,500.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At March 31, 2010, notes payable and long-term debt consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2010	$ 508,303

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

176,540 107,373

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due September 18, 2009.

Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009.  Default interest rate of 8% applies until note paid in full.

25,088 316,667
Total notes payable and long-term debt	1,133,971
Less current portion	(966,568)
Long-term debt, net	$ 167,403

Scheduled maturities of notes payable and long-term debt for the one year periods ending March 31st is as follows:

2011	$ 966,568
2012 2013 2014	9,897 10,719 146,787 $ 1,133,971

4.     LOAN PARTICIPATION OBLIGATIONS

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

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At March 31, 2010, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with and undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 244,192
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	14,769
Total loan participation obligations	258,961
Less current portion	(26,531)
Loan participation obligations, less current portion	$ 232,430

5.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at March 31, 2010.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of March 31, 2010 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of March 31, 2010 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On March 31, 2010, $14,311 of dividends were declared and are included in accrued expenses at March 31, 2010.  All other quarterly dividends declared have been paid.

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

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.20 per share, and as such $65,000 of stock based compensation was recognized and included in operating, general and administrative expenses for the nine months ended March 31, 2010.

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share, and as such $45,000 of stock based compensation was recognized and included in operating, general and administrative expenses for the nine months ended March 31, 2010.

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

6.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At March 31, 2010 the total credit available to apply against future rent payments was $83,362.  Rent expense for the nine months ended March 31, 2010 and 2009, net of monthly applied expense credits was $182,025 and $219,926, respectively.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to a rent abatement in the total aggregate amount of $40,000 prorated over a six month term in the amount of $6,667 per month beginning in February, 2010 and continuing through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2010		$ 56,085
2011		297,677
2012		304,344
2013		304,344
2014	and thereafter	329,706
Total		$ 1,292,156

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

For the nine months ended March 31, 2010 and 2009, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2010	2009
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At June 30, 2009, the Company had net operating loss carry forwards of approximately $5,603,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2010	897,000
2011	518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
2023	30,000
$5,603,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of March 31, 2010, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $1,968,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $69,000 from June 30, 2008 to June 30, 2009.

8.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	Shares	Price
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2009	235,000	$ 0.62
Granted	0
Exercised	(77,273)	$ 0.10
Surrendered	(22,737)	$ 0.10
Balance at
March 31, 2010	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at December 31, 2009:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	2.8 years	$ 1.00	135,000	$ 1.00

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

For the nine months ended March 31, 2010 and 2009 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

9.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the nine months ended March 31, 2010 and 2009, $-0- and $21,680, respectively, was charged to operating, general and administrative expenses associated with this agreement.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement had an original term of six months and has been extended on a month to month basis, and requires a monthly fee of $2,000.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant are contingent upon various performance benchmarks, none of which have been met as of March 31, 2010.  The agreement also required the Company to pay a one time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009, and the related expense was recorded as consulting expense and is included in operating, general and administrative expenses for the nine months ended March 31, 2010.

10.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2010 and 2009, his billings to the Company totaled $66,482 and $50,403 respectively.  At June 30, 2009 and March 31, 2010, amounts due to him were $10,657 and $5,684, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2010 and 2009, his billings to the company for services were $21,200 and $23,850, respectively.  At June 30, 2009 and March 31, 2010, amounts due him were $7,850 and $3,250, respectively, and are included in accounts payable, related parties.

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

11.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of March 31, 2010, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the nine months ended March 31, 2010 and 2009 we have recorded $-0- and $6,743, respectively, for various GGT product development expenditures.

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

As of March 31, 2009, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

12.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.  Except as otherwise disclosed in this report, no reportable events occurred through the date of the evaluation.

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

As of March 31, 2010, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2010

We recognized a net loss attributable to common shareholders after $14,000 of dividends on our Series D preferred stock of $(866,408) ($(0.14) per share) for the three months ended March 31, 2010, compared to a net loss attributable to common shareholders after dividends of $14,000, of $(25,213) ($(0.00) per share) for the three months ended March 31, 2009.  The increase in our net loss attributable to common shareholders is primarily attributable to the impairment charge taken during the quarter on the goodwill of our Doc Holliday reporting unit which is discussed further below.

Revenues

Casino revenues for the three months ended March 31, 2010 were $1,535,909 compared to $1,627,142 for the three months ended March 31, 2009, a decrease of $(91,233) or 5.6%.  Total casino revenues for the Bull Durham were $944,490 and $1,010,566 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $(66,076) or 7%.  Total casino revenues for Doc Holliday were $591,419 and $616,576 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $(25,157) or 4%.  Total casino coin-in was down 3.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and we also experienced a 0.08% decrease in our hold percentage for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The decrease in casino revenues is primarily attributed to the unfavorable weather conditions during the quarter, as well as to the generally poor consumer spending environment resulting from the poor local and regional economic environment.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased slightly by $385 from $43,246 to $42,861 for the three months ended March 31, 2010 and 2009, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended March 31, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2010	March 31, 2009	$ Change	% Change
Labor & Benefits	$ 527,442	$ 548,927	$ (21,485)	-3.9%
Marketing & Advertising	306,282	307,258	(976)	-0.3%
Depreciation & Amortization	141,130	154,232	(13,102)	-8.5%
Food & Beverage	78,350	86,980	(8,630)	-9.9%
Repair, Maintenance & Supplies	58,253	55,214	3,039	5.5%
Device fees	104,703	107,910	(3,207)	-3.0%
Professional fees	9,540	30,200	(20,660)	-68.4%
Insurance, Taxes & Licenses	50,336	51,892	(1,556)	-3.0%
Utilities & Telephone	45,448	42,482	2,966	7.0%
Occupancy	60,453	76,086	(15,633)	-20.5%
Other casino expenses	13,107	53,212	(40,105)	-75.4%
	$ 1,395,044	$ 1,514,393	$ (119,349)	-7.9%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 3.9% decrease is primarily attributable to decreases in casino salaries and wages, which decreased by approximately $23,000 resulting from casino volume and seasonal adjustments.  However, due to the revenue decreases total labor and benefits costs as a percentage of casino revenues increased from 33.7% to 34.3 % for the three months ended March 31, 2009 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $13,102 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues has remained steady at approximately 5% for the three months ended March 31, 2010 and 2009.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $3,039 is primarily attributable to increases in janitorial service costs at the Doc Holliday Casino.  Total repair, maintenance and supplies costs as a percentage of casino revenues is increased slightly from 3.4% to 3.8% for the three months ended March 31, 2009 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is primarily attributable to a decrease in director fees to the Board of Directors of Casinos USA of $(15,500) from $17,000 to $1,500 for the three months ended March 31, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009 as discussed elsewhere in this report.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was approximately 3.3% for the three months ended March 31, 2010 and 2009.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses increased $2,966, from $42,482 to $45,448 for the three months ended march 31, 2009 and 2010, respectively.  Utilities and telephone as a percentage of revenues increased from 2.6% to 3.0% for the three months ended March 31, 2009 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2010, prepaid rent credits available to offset future rent payments was approximately $83,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to a rent abatement in the total aggregate amount of $40,000 prorated over a six month term in the amount of $6,667 per month beginning in February, 2010 and continuing through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 0.9% and 3.3% for the three months ended March 31, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $31,914, as compared to $43,301 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $11,387, and is primarily attributed to a decrease in our estimates of professional accounting and legal fees.

Impairment

During the quarter ended March 31, 2010, and based on a combination of factors, including the continuing poor local and regional economic environment, the sustained period of decline in the Company’s market capitalization, and poor operating results of the Doc Holliday Casino, we concluded there were sufficient indicators to perform an interim impairment test of the reporting unit’s recorded goodwill.

The estimate of the reporting unit’s fair value was determined by discounting estimating future cash flows based on internally developed revenue, operating cost, and cash flow forecasts considering historical results, local and regional current and expected economic conditions, as well as the potential impact of business and operational strategies in light of capital constraints based on current financial market conditions.  No significant additional investment in operating assets was assumed other than to maintain the quality of the gaming equipment.  For purposes of discounting future cash flows, we have used 12%, which is management’s best estimate of our cost of capital based on historical values, recent borrowings, current market conditions both in terms of borrowing rates and availability of credit, and considerations for risks associated with the reporting unit.  Operating estimates for the next ten years were used to determine estimated future cash flows.  No terminal value was assigned to the fair value as the property is leased and management determined that estimates beyond ten years were dependent upon significant upgrades to the property, which could not be appropriately evaluated.  We believe the assumptions used in the impairment analysis are consistent with the factors and risks inherent within the industry.

The analysis incorporated four discounted cash flow models: zero to slow growth, slow to moderate growth; moderate growth; and, moderate to aggressive growth.  Revenue growth assumptions used in the models varied from 1% per year in the zero to slow growth model to 5% per year in the aggressive growth model.  Operating expense growth was dependent upon the revenue growth and reflected increases in personnel and other operating costs necessary to support the associated revenue growth assumption.  Operating expense growth assumptions used in the models varied from 0.25% per year in the zero to slow growth model to 2.5% per year in the aggressive growth model.  In all models, fiscal year 2011 does not include the full growth assumptions as we anticipate fiscal year 2011 growth will continue to be sluggish due to the local and regional economic conditions.

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the entities operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded for the three months ended March 31, 2010.

The estimates of future operations of the reporting unit represent management’s best estimates given data known at the time the analysis was prepared.  To the extent actual future results vary from estimated future results, additional impairment of goodwill may be recognized.  For example, should actual future operations be indicative of our zero to slow growth model, the impairment charge would have exceeded $1.5 million.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Interest Expense

Interest expense was $28,498 for the three months ended March 31, 2010 compared to $37,355 for the three months ended March 31, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The decrease is generally attributable to the purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009 as discussed elsewhere in this report.  The interest associated with the casino mortgage accrues to Global Casinos, Inc., the parent company, and is eliminated on consolidation for financial reporting.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended March 31, 2009 we recorded $60 for various GGT organizational, product development and marketing expenditures.

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

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended March 31, 2010 and 2009, dividends of $14,000 were declared on the Series D Preferred Stock, and are included in accrued expenses at March 31, 2010 and 2009.

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

Results of Operations – Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

We recognized a net (loss) attributable to common shareholders after $42,622 of dividends on our Series D preferred stock of $(1,074,917) ($(0.18) per share) for the nine months ended March 31, 2010, compared to a net loss attributable to common shareholders after dividends of $42,622, of $(217,959) ($(0.04) per share) for the nine months ended March 31, 2009.  The increase in our net loss attributable to common shareholders is primarily attributable to the impairment charge taken during the quarter on the goodwill of our Doc Holliday reporting unit which is discussed further below.

Revenues

Casino revenues for the nine months ended March 31, 2010 were $4,625,980 compared to $4,884,500 for the nine months ended March 31, 2009, a decrease of $(258,520) or 5.3%.  Total casino revenues for the Bull Durham were $2,840,697 and $2,974,853 for the nine months ended March 31, 2010 and 2009, respectively, a decrease of $(134,156) or 4.5%.  Total casino revenues for Doc Holliday were $1,785,283 and $1,909,647 for the nine months ended March 31, 2010 and 2009, respectively, a decrease of $(124,364) or 6.5%.  Total casino coin-in was down 3.8 % for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.  We also experienced a 0.09% decrease in our hold percentage for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.  The decrease in casino revenues is primarily attributed to the unfavorable weather conditions during the second quarter, as well as to the generally poor consumer spending environment resulting from the poor local and regional economic environment.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances decreased by $(1,084) from $120,155 to $119,071 for the nine months ended March 31, 2009 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the nine months ended March 31, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2010	March 31, 2009	$ Change	% Change
Labor & Benefits	$ 1,614,718	$ 1,691,713	$ (76,995)	-4.6%
Marketing & Advertising	902,925	936,451	(33,526)	-3.6%
Depreciation & Amortization	428,404	465,181	(36,777)	-7.9%
Food & Beverage	253,329	268,660	(15,331)	-5.7%
Repair, Maintenance & Supplies	168,333	172,325	(3,992)	-2.3%
Device fees	320,724	324,036	(3,312)	-1.0%
Professional fees	76,786	123,936	(47,150)	-38.0%
Insurance, Taxes & Licenses	134,662	149,291	(14,629)	-9.8%
Utilities & Telephone	136,539	142,016	(5,477)	-3.9%
Occupancy	182,025	219,926	(37,901)	-17.2%
Other casino expenses	73,514	95,209	(21,695)	-22.8%
	$ 4,291,959	$ 4,588,744	$ (296,785)	-6.5%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 4.6% decrease is primarily attributable to decreases in casino salaries and wages, which decreased by approximately $72,500 resulting from casino volume and seasonal adjustments.  Total labor and benefits costs as a percentage of casino revenues changed from 34.6% to 34.9% for the nine months ended March 31, 2009 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 3.6% decrease is primarily attributed to a decrease in periodic purchases of marketing supplies at the Bull Durham Casino and decreases in charter bus services.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $36,777 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues has remained steady at approximately 6% for the nine months ended March 31, 2010 and 2009.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The decrease of $3,992 is primarily attributable to decreases in purchases of casino supplies and equipment replacement parts.  Total repair, maintenance and supplies costs as a percentage of casino revenues is generally unchanged at approximately 4% for the nine months ended March 31, 2010 and 2009.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The slight decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is primarily attributable to a decrease in director fees to the Board of Directors of Casinos USA of $(31,670) from $84,336 to $52,666 for the nine months ended March 31, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009 as discussed elsewhere in this report.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was generally unchanged at approcimately 3% for the nine months ended March 31, 2010 and 2009.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues was generally unchanged at approximately 3% for the nine months ended March 31, 2010 and 2009.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2009, prepaid rent credits available to offset future rent payments was approximately $83,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to a rent abatement in the total aggregate amount of $40,000 prorated over a six month term in the amount of $6,667 per month beginning in February, 2010 and continuing through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 1.6% and 1.9% for the nine months ended March 31, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $232,204, as compared to $221,440 for the nine months ended March 31, 2010 and 2009, respectively, an increase of $10,764, and is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $65,000 ($.20 per share) in consideration of services provided by the Company’s directors and management.  During the nine months ended March 31, 2009 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the nine months ended March 31, 2010.  No such financing fees were recorded during the nine months ended March 31, 2009.

Other than the above discussed items, there were no significant variances in operating, general, and administrative costs between the comparable periods.

Stock based compensation:  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. For the nine months ended March 31, 2010 we recognized $65,000 of stock based compensation associated with the stock awards to the Company’s directors and management as discussed above.  For the nine months ended March 31, 2009 we recognized $45,000 of stock based compensation associated with the stock awards to the Company’s directors and management.

Loss on asset disposals

During the nine months ended March 31, 2009 we disposed certain casino equipment with a book value of $3,413, for which we received $400.  The resulting $2,743 loss was recorded as a loss on asset disposals.  No disposals were made during the nine months ended March 31, 2010 that resulted in asset sale gains or losses.

Impairment

During the quarter ended March 31, 2010, and based on a combination of factors, including the continuing poor local and regional economic environment, the sustained period of decline in the Company’s market capitalization, and poor operating results of the Doc Holliday Casino, we concluded there were sufficient indicators to perform an interim impairment test of the reporting unit’s recorded goodwill.

The estimate of the reporting unit’s fair value was determined by discounting estimating future cash flows based on internally developed revenue, operating cost, and cash flow forecasts considering historical results, local and regional current and expected economic conditions, as well as the potential impact of business and operational strategies in light of capital constraints based on current financial market conditions.  No significant additional investment in operating assets was assumed other than to maintain the quality of the gaming equipment.  For purposes of discounting future cash flows, we have used 12%, which is management’s best estimate of our cost of capital based on historical values, recent borrowings, current market conditions both in terms of borrowing rates and availability of credit, and considerations for risks associated with the reporting unit.  Operating estimates for the next ten years were used to determine estimated future cash flows.  No terminal value was assigned to the fair value as the property is leased and management determined that estimates beyond ten years were dependent upon significant upgrades to the property, which could not be appropriately evaluated.  We believe the assumptions used in the impairment analysis are consistent with the factors and risks inherent within the industry.

The analysis incorporated four discounted cash flow models: zero to slow growth, slow to moderate growth; moderate growth; and, moderate to aggressive growth.  Revenue growth assumptions used in the models varied from 1% per year in the zero to slow growth model to 5% per year in the aggressive growth model.  Operating expense growth was dependent upon the revenue growth and reflected increases in personnel and other operating costs necessary to support the associated revenue growth assumption.  Operating expense growth assumptions used in the models varied from 0.25% per year in the zero to slow growth model to 2.5% per year in the aggressive growth model.  In all models, fiscal year 2011 does not include the full growth assumptions as we anticipate fiscal year 2011 growth will continue to be sluggish due to the local and regional economic conditions.

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the entities operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded for the three months ended March 31, 2010.

The estimates of future operations of the reporting unit represent management’s best estimates given data known at the time the analysis was prepared.  To the extent actual future results vary from estimated future results, additional impairment of goodwill may be recognized.  For example, should actual future operations be indicative of our zero to slow growth model, the impairment charge would have exceeded $1.5 million.

Interest Expense

Interest expense was $125,041 for the nine months ended March 31, 2010 compared to $120,009 for the nine months ended March 31, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to interest rate increases associated with the maturity defaults on our mortgage obligation balances.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the nine months ended March 31, 2009 we recorded $6,743 for various GGT organizational, product development and marketing expenditures.

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

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the nine months ended March 31, 2010, dividends of $42,622 were declared on the Series D Preferred Stock, of which $28,622 had been paid as of March 31, 2010.  The remaining accrued dividends are included in accrued expenses at March 31, 2010, and were subsequently paid in April 2010.  For the nine months ended March 31, 2009, dividends of $42,622 were declared on the Series D Preferred Stock, of which $28,622 had been paid as of March 31, 2009.  The remaining accrued dividends are included in accrued expenses at March 31, 2009 and were paid in April 2009.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2010, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. had matured and became due and payable.  The secured obligations are secured by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.

On November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

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

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176.540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.

While no agreements have been reached as of the date of this report, we have been in communication with the remaining junior mortgage note holders concerning the need to extend the maturity dates of the notes.  Until their maturity, all payments required under the notes have been made in a timely fashion.  We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

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

At December 31, 2009, the Company had cash and cash equivalents of $903,906, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at March 31, 2010 were in excess of funds required by gaming regulations.

Our working capital increased by $607,136 to a working capital deficit of $(547,212) at March 31, 2010 from a working capital deficit of $(1,154,348) at June 30, 2009.  The working capital deficit is entirely due to our mortgage debt and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at March 31, 2010.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $338,700 for the nine months ended March 31, 2010.  For the nine months ended March 31, 2009, operating activities provided net cash of $547,137.  The decrease in cash provided by operating activities was primarily the result of certain non-cash operating expenses incurred during the nine months ended March 31, 2010 and 2009.

Cash used in investing activities was $94,291 for the nine months ended March 31, 2010, and represents purchases of gaming and security equipment.  Cash used in investing activities was $113,352 for the nine months ended March 31, 2009, and also generally represents purchases of gaming and security equipment.  For the nine months ended March 31, 2009, we also received $400 of proceeds on the disposal of certain equipment, and made payments totaling $1,850 under our joint venture obligation.  For the nine months ended March 31, 2010, we received $200 of proceeds on the disposal of certain equipment, and made a payment of $100 under our joint venture obligation.

For the year ended June 30, 2010 and depending upon available capital resources, we expect to acquire up to approximately $175,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used by financing activities were $718,577 for the nine months ended March 31, 2010, compared to cash used of $292,097 during the nine months ended March 31, 2009.  Principal payments on debt totaled $213,739 for the nine months ended March 31, 2010, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on debt totaled $249,319 for the nine months ended March 31, 2009, and also represent principal payments on our mortgage debt, debt associated with the March 2008 acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of principal paid to the note holder was $721,021.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As of March 31, 2010 we have made $6,039 in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the nine months ended March 31, 2010, dividends declared on June 30th totaling $14,156, dividends declared on September 30th of $14,311, and dividends declared on December 31st of $14,311, were paid.  On March 31, 2010 dividends totaling $14,000 were declared and are included in accrued expenses at March 31, 2010.  These dividends were subsequently paid in April 2010.

During the nine months ended March 31, 2009, dividends declared on June 30th totaling $14,156, dividends declared on September 30th of $14,311, and dividends declared on December 31st of $14,311were paid during the nine months ended March 31, 2009.  On March 31, 2009 dividends totaling $14,000 were declared and are included in accrued expenses at March 31, 2009.  These dividends were subsequently paid in April 2009.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL CASINOS, INC.

Date: _May 21, 2010	By ___/s/ Clifford L. Neuman _______ _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May 21, 2010	By: ___/s/ Todd Huss ______
Todd Huss, Chief Financial Officer