Form 10-K
period 2010-06-30
GLOBAL CASINOS INC
filed 2010-10-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year is $1,540,917.

The number of shares outstanding of the registrant’s common stock, as of October 11, 2010, are 6,420,488.

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

       As of June 30, 2010, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates  the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity which owns certain pending gaming technology patents.  This investment is being accounted for under the equity method.

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,503,519 in debt, as of June 30, 2010.

       As of June 30, 2010, we operated 186 slot machines.  The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced or upgraded 38machines.  The current popular trend is in the "penny" and "nickel" machines.

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

       As we do not have parking facilities available for our customers, we rely totally on "walk-in" traffic and charter bus traffic.  This traffic declines during the winter months when the weather deteriorates.  We do not have a full service restaurant.  Some of our competitors provide extensive food service, including Las Vegas-style buffets.

In March 2008, in order to provide some of the cash necessary to permit the Company to acquire Doc Holliday, Astraea Investment Management, LP, as Trustee (“Astraea”) consented to Casinos USA lending $550,000 to Global Casinos.  The loan is evidenced by an unsecured promissory note that was assigned to Astraea as further collateral for its mortgage notes.  As part of the arrangement, Casinos USA agreed to an increase in the interest rate applicable to the two Astraea mortgage notes to 12% per annum.  As part of Global Casino’s purchase of the Astraea mortgage note in December 2009, the intercompany note between Casinos USA and Global Casinos was reassigned to Casinos USA. The promissory note was due June 30, 2009, was outstanding at June 30, 2010, and eliminates in consolidation.

In June 2009, Casinos USA loaned an additional $100,000 to Global Casinos. The proceeds of the loan were used to fund, in part, the purchase and installation of a digital surveillance system at Doc Holliday to comply with a new mandate of the Division of Gaming.  The loan was evidenced by a promissory note which was repayable in two equal installments of $50,000 each, payable out of the quarterly profit distributions payable by Casinos USA to Global Casinos for the quarters ended June 30 and September 30, 2009.  Both installments have been paid as scheduled and the note cancelled.

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

       Presently, the casino occupies approximately 12,710 square feet of space located at 129 - 131 Main Street in Central City, Colorado.  The casino occupies that space under a lease which expires in July 2015. There are presently no options to renew or extend the lease. The monthly rent is $25,362 plus triple net expenses, subject to a three percent cap on annual increases.

       As of June 30, 2010, we operated 188 slot machines and three table games, consisting of Three Card Poker, Texas Hold’em, and Blackjack.  In September 2010, all three table games were removed from the casino floor to provide additional space for slot machines.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  Since acquiring Doc Holliday in March 2008, we replaced or upgraded 22 machines.  The current popular trend is in the "penny" and "nickel" machines.

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

       We sublease a parking lot in close proximity to the casino at a cost of approximately $5,000 per month. In addition, we rely on "walk-in" traffic and charter bus traffic.  This traffic declines during the winter months when the weather deteriorates.  We do not have a full service restaurant.  Some of our competitors provide extensive food service, including Las Vegas-style buffets.

Regulation

       Both the Bull Durham and Doc Holliday Casinos operate as Class B Gaming Casinos, which limits each casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines.  Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $100.00 per bet.

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

Competition

       Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 19 casinos operating in the Black Hawk market.  Additionally, there are 6 casinos, including our Doc Holliday Casino, located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 8,738 slot machines in the Black Hawk market and 2,090 in the Central City market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2% of the Black Hawk market, while the Doc Holliday Casino represents approximately 9% of the total slot machines in Central City.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

Employees

       The Company's President is Clifford L. Neuman, its Secretary is Pete Bloomquist and its Chief Financial Officer is Todd Huss.

       The Bull Durham operates with an on-site general manager who shares his duties with the Doc Holliday casino.  The Bull Durham currently employs 47 persons, including 34 that are considered full-time and 13 that are considered part-time.  The Doc Holliday casino currently employs 29 persons, including 19 that are considered full-time and 10 that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the Company believes its employee relations are good.

Global Gaming Technologies, LLC

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2010, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2010 and 2009 we have recorded $-0-and $10,437, respectively, for various GGT product development expenditures.  Since February 2006, we have recorded $50,883, cumulatively, for various GGT start-up costs, product development and marketing costs.

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

As of June 30, 2010, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

     On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000 during the initial term of the agreement.  For the year ended June 30, 2010 and 2009, $-0- and $21,680, respectively, was charged to operating, general and administrative expenses.

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

            All of our assets have been pledged as security for the repayment of debt in the approximate amount of $1.5 million.  If we are unable to pay any of the debt, our assets would be subject to foreclosure by the creditor.  Should foreclosure occur, it is likely that we would be forced to discontinue operations and our interest in the assets could be forfeited.  These debts are currently due and we do not have the resources to retire the obligations.  If the debt holders demand payment we could be forced to seek bankruptcy protection or be forced to liquidate the assets to satisfy the debts.  We are currently engaged in discussions with both our existing lenders as well as new lenders to refinance the debt.  While we have no agreement or commitments, we are optimistic that a refinance can be accomplished on reasonable terms.

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

Effective January 1, 2008, a new Colorado law imposed a smoking ban applicable to all casinos in the state. Our data shows that a vast majority of our most important customers are smokers, and may be deterred from gaming because of the ban.  Smoking bans in other jurisdictions have resulted in significant revenue declines.  While the impact of the smoking ban on our casinos is uncertain, we believe that it has had an adverse impact on our gaming revenues.

Increases in the price of gasoline has had a material adverse impact on the gaming industry.

Black Hawk and Central City are only accessible by auto or bus.  As a result, sharp increases in the price of gasoline has had a material adverse impact on our operations, inasmuch as the primary demographic of our customers is retired persons on fixed incomes.  It is unlikely that we will be able to offset the effects of increased transportation costs with marketing and other incentives.

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

            The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds.  The Colorado Gaming Commission has the authority to set gaming tax rates and the current rate structure is a progressive scale with a maximum tax of 20%.  The cities of Black Hawk and Central City have imposed an annual device fee of $946 and $1,265, respectively, per gaming device and it revises the same from time to time. The Colorado Gaming Commission has eliminated its annual device fee for gaming machines. The Colorado Gaming Commission may revise the gaming tax or re-impose the state device fee at any time and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to the casino will not be increased in the future by either the Colorado Gaming Commission or the cities of Black Hawk or Central City.  Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect our financial condition or results of operations.

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

            At June 30, 2010, there were 835,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options and warrants at a weighted average exercise price of $1.00 per share.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants and options are outstanding may be adversely affected and the existence of the warrants and options may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

            Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 25, 2010, there were 6,420,488 shares of our common stock  issued and outstanding. Approximately 2,110,242 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.

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

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards that are likely to increase our general and administrative costs, and we expect these to continue to increase in the future. In particular, we are required to include the management report on internal control as part of this annual report for the year ending June 30, 2010 pursuant to Section 404 of SOX. We have evaluated our internal control systems in order (i) to allow management to report on, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX.  Future compliance with SOX 404 will require a significant expenditure of human resources and finances, and could adversely impact our operations.  Furthermore, there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

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

1.

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and

2.

While we do not depend on credit from the financial markets to finance our operations, most of our long-term debt has matured and must be refinanced.  As of June 30, 2010 a note payable to the seller of the Doc Holliday Casino in the amount of $366,667 had matured on March 31, 2009, and was therefore in default. Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we have been making interest and additional monthly principal reduction payments of $12,500.  As of the date of this report the Company has made all such monthly principal reduction and interest payments which have been accepted by the noteholder, however the note holder has not executed the modification agreement or a forebearance agreement, and as such all principal is considered in technical default.  At June 30, 2010 the note had a principal balance of $279,167.  And, as of the date of this report, other junior mortgage debt totaling $106,628 had also matured on September 19, 2009, and efforts to refinance or modify the terms of these notes with the noteholders has not been successful.  Since 2008, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

     We utilize certain office functions and systems managed by the Company’s president and chief executive officer in Boulder, Colorado.  We do not expect additional further office space or services will be required under the current corporate operating structure.

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

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2008 through June 30, 2010.

	Bid		Ask
	High	Low	High	Low
2009 Fiscal Year
July - Sept 2008	$1.12	$0.55	$1.20	$0.68
Oct - Dec 2008	0.76	0.51	1.10	0.58
Jan - Mar 2009	0.72	0.25	0.85	0.50
Apr - June 2009	0.54	0.20	0.60	0.36

2010 Fiscal Year
July - Sept 2009	$0.50	$0.25	$0.60	$0.35
Oct – Dec 2009	0.43	0.25	0.54	0.30
Jan – Mar 2010	0.32	0.21	0.43	0.26
Apr – June 2010	0.23	0.10	0.80	0.35

       The bid and ask prices of the Company's common stock as of October 7, 2010 were $0.10 and $0.20 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of  October 7, 2010,there were approximately 718  record owners of the Company's common stock.

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

c.

Not applicable.

d.

The proceeds received were used in connection with the acquisition of substantially all of the tangible and intangible assets used in connection with the operation of the Doc Holliday Casino, Central City, Colorado which was finalized March 18, 2008.

2.

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

3.

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

e.

Not applicable.

f.

Not applicable.

4.  Cashless Option Exercise:

a.

Effective August 15, 2009, the Company issued to Clifford L. Neuman,  the Company’s President and a Director, 77,273 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) pursuant to his cashless exercise of options exercisable to purchase 100,000 shares of common Stock at an exercise price of $0.10 per share.  For purposes of the cashless exercise, the shares were valued at $0.44 per share, which was equal to 100% of the public trading price of the Common Stock on August 15, 2009 as quoted on the OTC Electronic Bulletin Board.

b.

The shares were issued exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares is described in Item 3.02(a) above.

f.

The Company received the surrender of 22,737 options in consideration of the cashless exercise.

5.  Financing Fee:

a.

Effective November 30, 2009, the Company issued to an investor, 50,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”)  as payment of a Loan Participation Fee pursuant to that certain Allonge and Loan Participation Agreement.

b.

The shares were issued exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the

Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares is described in paragraph (a) above.

f.

The Company received no proceeds from the issuance of the Shares.

     6.

Financing Fee:

a.

The Company agreed to issue, an aggregate of 3,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) as payment of Loan Participation fees.

b.

The shares were issued to one person, who qualified as an  "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  The shares issued were “restricted securities” under the Securities Act.

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

e.

The issuance of the Shares is described in paragraph (a) above.

f.

There were no proceeds as a result of the issuance of Shares.

7.

Stock for Services:

a.

On January 18, 2008, the Company awarded an aggregate of 325,000 shares of common stock, $.05 par value (the “Common Stock” or “Shares”) valued at $0.30 per share in consideration of services provided by the Company’s directors and executive officers.

b.

The shares were issued to five persons, four of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The grant of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  Four investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  The fifth investor met other suitability and sophistication requirements.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

Not applicable.

8.

Convertible Debentures:

a.

On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”) on a $10,000 minimum, all-or-none, $120,000 maximum, best efforts basis (the “Offering”).   The Debentures sold in this Offering will mature and be due and payable three years from date of issuance.  The principal amount of the Debentures will accrue interest at the rate of 5% per annum. The interest will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock (“Series E Preferred” or the “Conversion Stock”) at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  The Debentures will be unsecured.  Between July and August 2010, the Company sold the entire $120,000 in Convertible Debentures.

b.

To date, an aggregate of $120,000 of Debentures have sold to four (4) persons who qualified as "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").

c.

In the Offering, the Company paid no fees or commissions to any person or entity serving as placement agents.

d.

The sale of the Securities was and will be undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder.  All investors in the offering must qualify as "accredited investors" within the meaning of Rule 501(c) of Regulation D under the Securities Act of 1933, as amended.  In addition, the Securities, which must be for investment purposes and not for resale, will be subject to restrictions on transfer.  We did not and will not engage in any public advertising or general solicitation in connection with this transaction, and we will provide the investors in the Offering with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.

e.

The conversion terms of the Debentures are described in Item 3.02(a) above.

f.

The Company used the $120,000 raised in the Offering to purchase an aggregate of up to 2.566 million shares of common stock of ImageDoc USA, Inc. (“ImageDoc” or “IDoc”) as part of ImageDoc’s ongoing private offering of its securities.  The Company has agreed to declare a dividend, in the nature of a spinoff, of the ImageDoc common shares to the Company’s shareholders (the “Spin-Off”), subject to several conditions, including the necessity that the distribution of the ImageDoc shares is subject to a Registration Statement to be filed by ImageDoc with the SEC and that the Registration Statement has been declared effective by the SEC.  If consummated, the Spin-Off would be accomplished by distributing to the Global common shareholders one ImageDoc share for every four shares of Global common stock, Series A Preferred Stock and Series D Preferred Stock owned as of the record date, and one ImageDoc share for every one share of Series E Convertible Preferred Stock of Global owned as of the record date. The Debentures sold in this Offering will automatically convert into Series E Preferred Stock on the record date of the Spin-Off.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	135,000	$1.00	-0-
Total	135,000	$1.00	-0-

(1)     Includes nonqualified options granted to directors and officers.

ITEM 6.	Selected Financial Data

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended June 30, 2010	Year Ended June 30, 2009
Total revenues	$ 5,952,229	$ 6,387,816
Operating expenses	$ 6,901,634	$ 6,180,585
Net income (loss)	$ (1,110,667)	$ (11,467)
Net income (loss) attributable to common shareholders	$ (1,167,445)	$ (68,245)
Basic earnings (loss) per common share	$ (0.19)	$ (0.01)
Shares used in computing basic earnings per share	6,203,204	5,940,420
Diluted earnings per share	$ (0.19)	$ (0.01)
Shares used in computing diluted earnings per share	6,203,204	5,940,420

Balance Sheet Data:	June 30, 2010	June 30, 2009
Working capital (deficit)	$ (527,689)	$ (1,154,348)
Total assets	$ 5,272,308	$ 7,025,633
Total liabilities	$ 2,135,988	$ 2,843,038
Stockholders' equity	$ 3,136,320	$ 4,182,595

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2010, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

We recognized a net (loss) attributable to common shareholders after $56,778 of dividends on our Series D preferred stock of $(1,167,445) ($(0.19) per share) for the year ended June 30, 2010, compared to a net loss attributable to common shareholders after dividends of $56,778, of $(68,245) ($(0.01) per share) for the year ended June 30, 2009.  The increase in our net loss attributable to common shareholders is primarily attributable to the impairment charge taken during the third quarter on the goodwill of our Doc Holliday reporting unit which is discussed further below.

Revenues

Casino revenues for the year ended June 30, 2010 were $6,116,612 compared to $6,551,412 for the year ended June 30, 2009, a decrease of $(434,800) or 6.6%.  Total casino revenues for the Bull Durham were $3,735,230 and $3,989,928 for the years ended June 30, 2010 and 2009, respectively, a decrease of $(254,698) or 6.4%.  Total casino revenues for Doc Holliday were $2,381,382 and $2,561,484 for the years ended June 30, 2010 and 2009, respectively, a decrease of $(180,102) or 7.0%.  Total casino coin-in was down 5.4 % for the year ended June 30, 2010 compared to the year ended June 30, 2009.  We also experienced a 0.08% decrease in our hold percentage for the year ended June 30, 2010 compared to the year ended June 30, 2009.  The decrease in casino revenues is primarily attributed to the unfavorable weather conditions during the second quarter, as well as to the generally poor consumer spending environment resulting from the continued poor local and regional economic environment.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $787 from $163,596 to $164,383 for the years ended June 30, 2009 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the years ended June 30, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Labor & Benefits	$ 2,130,013	$ 2,202,784	$ (72,771)	-3.3%
Marketing & Advertising	1,217,898	1,248,133	(30,235)	-2.4%
Depreciation & Amortization	558,950	612,707	(53,757)	-8.8%
Food & Beverage	340,009	357,091	(17,082)	-4.8%
Repair, Maintenance & Supplies	234,050	224,882	9,168	4.1%
Device fees	425,638	434,180	(8,542)	-2.0%
Professional fees	86,676	132,995	(46,319)	-34.8%
Insurance, Taxes & Licenses	185,487	218,504	(33,017)	-15.1%
Utilities & Telephone	181,875	181,773	102	0.1%
Occupancy	242,312	206,805	35,507	17.2%
Other casino expenses	85,899	108,238	(22,339)	-20.6%
	$ 5,688,807	$ 5,928,092	$ (239,285)	-4.0%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 3.3% decrease is primarily attributable to decreases in casino salaries and wages, which decreased by approximately $74,000 resulting from casino volume and seasonal adjustments.  Total labor and benefits costs as a percentage of casino revenues changed from 33.6% to 34.8% for the years ended June 30, 2009 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 2.4% decrease is primarily attributed to a decrease in periodic purchases of marketing supplies at the Bull Durham Casino and decreases in charter bus services.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $53,757 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines during the past year due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues remained steady at approximately 6% for the years ended June 30, 2010 and 2009.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $9,168 is primarily attributable to the engagement of a janitorial contractor at our Doc Holliday casino which was previously performed in house and included in the casino’s salaries and wages.  Total repair, maintenance and supplies costs as a percentage of casino revenues is generally unchanged at approximately 4% for the years ended June 30, 2010 and 2009.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The slight decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is primarily attributable to a decrease in director fees to the Board of Directors of Casinos USA of $(48,170) from $102,336 to $54,166 for the years ended June 30, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009 as discussed elsewhere in this report.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was generally unchanged at approximately 3% for the years ended June 30, 2010 and 2009.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues was generally unchanged at approximately 3% for the years ended June 30, 2010 and 2009.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of June 30, 2010, prepaid rent credits available to offset future rent payments was approximately $82,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 1.4% and 1.7% for the years ended June 30, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $317,910, as compared to $249,213 for the years ended June 30, 2010 and 2009, respectively, an increase of $68,697, and is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $97,500 ($.30 per share) in consideration of services provided by the Company’s directors and management.  The fair value of the shares was determined based on market trading activity on and around the award date.  During the year ended June 30, 2009 the Company awarded an aggregate of 90,000 shares of common stock valued at $45,000 ($.50 per share) in consideration of services provided by the Company’s directors and executive officers.  The fair value of the shares was determined based on market trading activity on and around the award date, with discounts applied due to illiquidity and the restricted nature of the common stock granted.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment

Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the year ended June 30, 2010.  No such financing fees were recorded during the year ended June 30, 2009.

Loss on asset disposals

During the year ended June 30, 2009 we disposed certain casino equipment with a book value of $4,917 which was recorded as a loss on asset disposals.  During the year ended June 30, 2009 we disposed certain casino equipment with a book value of $3,680, for which we received $400.  The resulting $3,280 loss was recorded as a loss on asset disposals.

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

We also evaluated the reporting unit’s recorded goodwill as of June 30, 2010.  As of June 30, 2010 the Company’s evaluation for goodwill impairment essentially mirrored the interim analysis performed as of March 31, 2010, with minor adjustments made to the reporting unit’s cash flow forecasts which were partially based on estimated operating results for the fourth quarter, which are now known.  As no significant changes in either the operating or economic environment have occurred since the last interim evaluation which is discussed in detail below, management determined all other pertinent assumptions and estimates remained unchanged from the March 31, 2010 evaluation, including the 12% rate used to discount future cash flows, revenue and expense growth assumptions, asset investment assumptions, and utilization of the ten year horizon with no terminal value assigned.  Based on the current evaluation, the fair value of the reporting unit including the goodwill exceeded its carrying value by approximately 20%.

The estimates of future operations of the reporting unit represent management’s best estimates given data known at the time the analysis was prepared.  To the extent actual future results vary from estimated future results, additional impairment of goodwill may be recognized.

Interest Expense

Interest expense was $161,262 for the year ended June 30, 2010 compared to $157,851 for the year ended June 30, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  The increase is generally attributable to interest rate increases associated with the maturity defaults on our mortgage obligation balances, as well as interest paid on the loan participation obligations as discussed elsewhere in this report.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the year ended June 30, 2009 we recorded $10,347 for various GGT organizational, product development and marketing expenditures.

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

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the year ended June 30, 2010, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2010.  The remaining accrued dividends of $14,156 are included in accrued expenses at June 30, 2010, and were subsequently paid in July 2010.  For the year ended June 30, 2009, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2009.  The remaining accrued dividends of $14,156 were included in accrued expenses at June 30, 2009 and were subsequently paid in July 2009.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $4,987,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2010, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a separate deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we have been making interest and additional monthly principal reduction payments of $12,500 which the noteholder has been accepting without protest.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal totaling $279,167 is considered in technical default and is classified as a current obligation.

At June 30, 2010, the Company had cash and cash equivalents of $811,286, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2010 were in excess of funds required by gaming regulations.

Our working capital increased by $626,569 to a working capital deficit of $(527,689) at June 30, 2010 from a working capital deficit of $(1,154,348) at June 30, 2009.  The working capital deficit is entirely due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at June 30, 2010.  Cash flows generated from our operations have been sufficient to service the monthly installments on the mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $368,277 for the year ended June 30, 2010.  For the year ended June 30, 2009, operating activities provided net cash of $767,642.  The decrease in cash provided by operating activities was primarily the result of certain non-cash operating expenses incurred during the years ended June 30, 2010 and 2009.

Cash used in investing activities was $140,659 for the year ended June 30, 2010, and primarily represents purchases of gaming and security equipment.  Cash used in investing activities was $210,685 for the year ended June 30, 2009, and also generally represents purchases of gaming and security equipment.  For the year ended June 30, 2009, we also received $400 of proceeds on the disposal of certain equipment, and made payments totaling $4,150 under our joint venture obligation.  For the year ended June 30, 2010, we made a payment of $100 under our joint venture obligation.

For the year ended June 30, 2011 and depending upon available capital resources, we expect to acquire up to approximately $150,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used by financing activities were $794,406 for the year ended June 30, 2010, compared to cash used of $342,299 during the year ended June 30, 2009.  Principal payments on debt totaled $269,229 for the year ended June 30, 2010, and represents principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.  Principal payments on debt totaled $285,521 for the year ended June 30, 2009, and also represent principal payments on our mortgage debt, debt associated with the March 2008 acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of principal paid to the note holder was $721,021.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As of June 30, 2010 we have made $12,378 in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the year ended June 30, 2010, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2010.  The remaining accrued dividends of $14,156 are included in accrued expenses at June 30, 2010, and were subsequently paid in July 2010.  For the year ended June 30, 2009, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2009.  The remaining accrued dividends of $14,156 were included in accrued expenses at June 30, 2009 and were subsequently paid in July 2009.

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

36

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009

3.	Consolidated Statements of Earnings for the Years Ended June 30, 2010 and 2009

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2010 and 2009

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos Inc.

We have audited the accompanying balance sheets of Global Casinos Inc. and Consolidated Subsidiaries as of June 30, 2010 and 2009, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the two years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Consolidated Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and cash flows for the two years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
October 11, 2010

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 811,286	$ 1,378,074
Accrued gaming income	294,061	190,516
Inventory	22,636	19,309
Prepaid expenses and other current assets	90,027	100,791
Total current assets	1,218,010	1,688,690
Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,137,271	4,121,308
Equipment	3,186,475	3,192,703
Total land, building and improvements, and equipment	7,841,696	7,831,961
Accumulated depreciation	(4,795,894)	(4,393,514)
Land, building and improvements, and equipment, net	3,045,802	3,438,447
Goodwill	1,008,496	1,898,496
Total assets	$ 5,272,308	$ 7,025,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 89,745	$ 140,541
Accounts payable, related parties	11,410	18,507
Accrued expenses	334,859	368,352
Accrued interest	11,121	6,720
Chip and Token liability	332,000	245,000
Joint venture obligation	25,750	25,850
Current portion of long-term debt	913,479	2,038,068
Current portion of loan participation obligations	27,335	-
Total current liabilities	1,745,699	2,843,038
Long-term debt, less current portion	165,002	-
Loan participation obligations, less current portion	225,287	-
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,420,488 and 5,955,215 shares issued and outstanding	321,025	297,761
Additional paid-in capital	14,183,355	14,085,449
Accumulated deficit	(12,469,060)	(11,301,615)
Total equity	3,136,320	4,182,595
Total liabilities and stockholders' equity	$ 5,272,308	$ 7,025,633

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2010 and 2009

	2010	2009

Revenues:
Casino	$ 6,116,612	$ 6,551,412
Promotional allowances	(164,383)	(163,596)
Net Revenues	5,952,229	6,387,816

Expenses:
Casino operations	5,688,807	5,928,092
Operating, general, and administrative	317,910	249,213
Loss on asset disposals	4,917	3,280
Impairment of goodwill	890,000	-
	6,901,634	6,180,585

Income (loss) from operations	(949,405)	207,231

Other income (expense):
Interest	(161,262)	(157,851)
Equity in earnings of Global Gaming Technologies	-	(10,437)
Impairment of investment in Global Gaming Technologies	-	(50,410)

Income (loss) before provision for income taxes	(1,110,667)	(11,467)
Provision for income taxes	-	-

Net income (loss)	(1,110,667)	(11,467)

Series D Preferred dividends	(56,778)	(56,778)
Net income (loss) attributable to common shareholders	$ (1,167,445)	$ (68,245)

Earnings (loss) per common share:
Basic	$ (0.19)	$ (0.01)
Diluted	$ (0.19)	$ (0.01)

Weighted average shares outstanding:
Basic	6,203,204	5,940,420
Diluted	6,203,204	5,940,420

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2008 through June 30, 2010

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2008	200,500	$ 401,000	700,000	$ 700,000	5,865,215	$ 293,261	$ 14,044,949	$ (11,233,370)	$4,205,840
Common stock issued to officers and directors	-	-	-	-	90,000	4,500	40,500	-	45,000
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(11,467)	(11,467)
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,085,449	$ (11,301,615)	$ 4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors for services	-	-	-	-	325,000	16,250	81,250	-	97,500
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,110,667)	(1,110,667)
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,110,667)	$ (11,467)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	558,950	612,709
Impairment of goodwill	890,000	-
Loan participation financing fees paid with common stock	20,170	-
Professional fees paid with common stock	3,500	-
Equity in losses of Global Gaming Technologies	-	10,437
Impairment of investment in Global Gaming Technologies	-	50,410
Stock based compensation	97,500	45,000
Loss on disposals of fixed assets	4,917	3,280
Amortization of debt discount	-	22,991
Changes in operating assets and liabilities
Accrued gaming income	(103,545)	29,305
Inventories	(3,327)	(2,840)
Other current assets	10,764	(7,819)
Accounts payable and accrued expenses	(91,386)	17,163
Accrued interest	4,401	(1,527)
Chip and Token liabilities	87,000	-
Net cash provided by operating activities	368,277	767,642
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(140,559)	(206,935)
Proceeds from sale of assets	-	400
Payments on joint venture obligation	(100)	(4,150)
Net cash (used in) provided by investing activities	(140,659)	(210,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(269,229)	(285,521)
Purchase of casino mortgage	(721,021)	-
Proceeds from loan participation obligations	265,000	-
Payments on loan participation obligations	(12,378)	-
Payment of Series D preferred stock dividends	(56,778)	(56,778)
Net cash used in financing activities	(794,406)	(342,299)
Net decrease in cash	(566,788)	214,658
Cash at beginning of period	1,378,074	1,163,416
Cash at end of period	$ 811,286	$ 1,378,074
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 156,567	$ 141,276
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 30,663	$ 51,606
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ 14,156
Cashless exercise of stock options by officer	$ 3,864	$ -

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

As of June 30, 2010, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Presentation and Comparability

Certain amounts from previously reported periods have been reclassified to conform to the current period presentations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, the value of share based compensation transactions, the future obligations resulting from promotional activities, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2010, the Company had approximately $53,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2010 and 2009, $294,061 and $190,516 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2010 and 2009 was $558,950 and $612,709, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino (“reporting unit” or “casino”) in March 2008, is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill is evaluated for impairment in a two step process per ASC 350.  Step 1 requires testing the recoverability of the reporting unit on a fair-value basis.  If the fair value of the reporting unit is less than the carrying value of the reporting unit including goodwill, Step 2 is performed by assigning the reporting unit’s fair value to its assets and liabilities in a manner similar to the allocation of purchase price in a business combination to determine the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired, and is written down to the extent of the difference.  The fair value of the reporting unit has been determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $421 and $476 for the years ended June 30, 2010 and 2009, respectively.

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

Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders  for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 135,000 were not included in the calculation of diluted earnings per share for the year ended June 30, 2010, as their inclusion would have been anti-dilutive due to the net loss for the period, and represent out of the money stock options.  Potentially dilutive shares of 235,000 were not included in the calculation of diluted earnings per share for the year ended June 30, 2009, as their inclusion would have been anti-dilutive due to the net loss for the period.

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

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date, and as such $97,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the year ended June 30, 2010.

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share as determined based on market trading activity on and around the award date with discounts applied due to illiquidity and the restricted nature of the common stock granted, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the year ended June 30, 2009.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2010 and 2009, there were no differences between reported net income and comprehensive income.

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

2.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill as of June 30, 2009	$ 1,898,496
Impairment charges	(890,000)
Total Goodwill as of June 30, 2010	$ 1,008,496

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  Due to various factors, the Company evaluated the goodwill recorded in our Doc Holliday Casino reporting unit during the quarter ended March 31, 2010, which is discussed below.  As of June 30, 2010 the Company’s evaluation for goodwill impairment essentially mirrored the interim analysis performed as of March 31, 2010, with minor adjustments made to the reporting unit’s cash flow forecasts which were partially based on estimated operating results for the fourth quarter, which are now known.  As no significant changes in either the operating or economic environment have occurred since the March 31, 2010 interim evaluation which is discussed in detail below, management determined all other pertinant assumptions and estimates remained unchanged from the that evaluation, including the 12% rate used to discount future cash flows, revenue and expense growth assumptions, asset investment assumptions, and utilization of the ten year horizon with no terminal value assigned.  Based on the current evaluation, the fair value of the reporting unit including the goodwill exceeded its carrying value by approximately 20%.  As such, step two of the evaluation was not performed at June 30, 2010.

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

The Company’s estimate of the reporting unit’s fair value at March 31, 2010 was determined by discounting estimating future cash flows based on internally developed revenue, operating cost, and cash flow forecasts considering historical results, local and regional current and expected economic conditions, as well as the potential impact of business and operational strategies in light of capital constraints based on current financial market conditions.  No significant additional investment in operating assets was assumed other than to maintain the quality of the gaming equipment.  For purposes of discounting future cash flows, we used 12%, which is management’s best estimate of our cost of capital based on historical values, recent borrowings, current market conditions both in terms of borrowing rates and availability of credit, and considerations for risks associated with the reporting unit.  Operating estimates for the next ten years were used to determine estimated future cash flows.  No terminal value was assigned to the fair value as the property is leased and management determined that estimates beyond ten years were dependent upon significant upgrades to the property, which could not be appropriately evaluated.  The Company believes the assumptions used in the impairment analysis are consistent with the factors and risks inherent within the industry.

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

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the reporting unit’s operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded for the three months ended March 31, 2010.

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

Fiscal year ended June 30, 2009 represented the first full year of operations of the Doc Holliday reporting unit under our management.  As such, our ability to forecast the operations was limited.  This limitation was compounded by significant uncertainties regarding the local, regional and general economic conditions, and how those conditions would affect the operations in both the short term and long term.  In addition, Colorado had recently increased gaming limits and hours of operations, and we were uncertain if this would be a benefit or a detriment to smaller operations such as the Doc Holliday Casino.  Because of our limited operating history and significant uncertainties regarding the local and regional economies, we determined that reliance on internal forecasts and projections to derive the unit’s fair value was not appropriate.  Therefore, we obtained an independent appraisal from a local appraiser with knowledge of the local markets.  Utilizing market comparatives and cost approaches, the appraisal returned a fair value of the reporting unit of $2,814,000, of which approximately 47% was assigned to the unit’s fixed assets which primarily included gaming equipment.  Utilizing the appraisal fair value resulted in a fair value in excess of the unit’s recorded value of approximately $1.16 million, or 61%.  The analysis also considered that if the book values of the unit’s fixed assets were assumed at fair value, which was significantly less than the appraised value based on the cost approach, the unit’s fair value in excess of its recorded value would have been approximately $350,000, or 21%.  Based on the Step 1 analysis, Step 2 was not necessary and no impairment was recorded during the year ended June 30, 2009.

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

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we have been making interest and additional monthly principal reduction payments of $12,500.  As of the date of this report the Company has made all monthly principal reduction and interest payments, however the note holder has not executed the modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At June 30, 2010, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2010	$ 501,637

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

174,324 106,628

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $7,603, interest at 8.5%, final payment due December 31, 2010.

Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009.  Default interest rate of 8% applies until note paid in full.

16,725 279,167
Total notes payable and long-term debt	1,078,481
Less current portion	(913,479)
Long-term debt, net	$ 165,002

Scheduled maturities of notes payable and long-term debt for the one year periods ending June 30th is as follows:

2011	$ 913,479
2012 2013	10,096 154,906 $ 1,078,481

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

At June 30, 2010, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with and undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 238,208
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	14,414
Total loan participation obligations	252,622
Less current portion	(27,335)
Loan participation obligations, less current portion	$ 225,287

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

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2010 and 2009 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of June 30, 2010 and 2009 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On June 30, 2010, $14,156 of dividends were declared and are included in accrued expenses at June 30, 2010.  All other quarterly dividends declared have been paid.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  The agreement required the Company to pay a one time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share determined by market trading activity on and around the settlement date, was issued in October 2009.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date, and as such $97,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the year ended June 30, 2010.

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share as determined based on market trading activity on and around the award date with discounts applied due to illiquidity and the restricted nature of the common stock granted, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the year ended June 30, 2009.

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

6.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At June 30, 2010 the total credit available to apply against future rent payments was $82,041.  Rent expense for the years ended June 30, 2010 and 2009, net of monthly applied expense credits was $242,312 and $206,805, respectively.

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

2011	$ 297,677
2012	304,344
2013	304,344
2014	304,344
2015	25,362
Total	$ 1,236,071

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

For the years ended June 30, 2010 and 2009, the reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2010	2009
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At June 30, 2010, the Company had net operating loss carry forwards of approximately $4,987,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2011	$518,000
2012	790,000
2013	1,985,000
2014	316,000
2015	985,000
2016	82,000
2023	30,000
2024	281,000
$4,987,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2010, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $1,696,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net decrease in the valuation allowance was approximately $272,000 from June 30, 2009 to June 30, 2010, and primarily results from the expiration of certain net operating loss carry forwards.

8.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

		Weighted
	Number	average
	of	Exercise
	Shares	Price
Balance at
June 30, 2008	235,000	$ 0.62
Granted	0
Exercised	0
Balance at
June 30, 2009	235,000	$ 0.62
Granted	0
Exercised	(77,273)	$ 0.10
Surrendered	(22,737)	$ 0.10
Balance at
June 30, 2010	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at June 30, 2010:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	2.5 years	$ 1.00	135,000	$ 1.00

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

For the years ended June 30, 2010 and 2009 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

9.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the years ended June 30, 2010 and 2009, $-0- and $21,680, respectively, was charged to operating, general and administrative expenses associated with this agreement.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and has been extended on a month to month as-needed basis.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant are contingent upon various performance benchmarks, none of which have been met as of June 30, 2010.  The agreement also required the Company to pay a one time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009, and the related expense was recorded as consulting expense and is included in operating, general and administrative expenses for the year ended June 30, 2010.

10.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2010 and 2009, his billings to the Company totaled $80,344 and $63,819 respectively.  At June 30, 2010 and 2009, amounts due to him were $6,660 and $10,657, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the years ended June 30, 2010 and 2009, his billings to the company for services were $38,150 and $19,650, respectively.  At June 30, 2010 and 2009, amounts due him were $4,750 and $7,850, respectively, and are included in accounts payable, related parties.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date, and as such $97,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the year ended June 30, 2010.

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

On September 2, 2008, the Company’s board of directors granted a total of 90,000 shares of the Company’s common stock to its members and certain members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.50 per share as determined based on market trading activity on and around the award date with discounts applied due to illiquidity and the restricted nature of the common stock granted, and as such $45,000 of stock based compensation was recorded and included in operating, general and administrative expenses for the year ended June 30, 2009.

11.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2010, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the years ended June 30, 2010 and 2009 we have recorded $-0- and $10,437, respectively, for various GGT product development expenditures.

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

As of June 30, 2010, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

12.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares in common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of the date of this report, no shares of Series E Convertible Preferred Stock have been issued.

On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”) on a $10,000 minimum, all-or-none, $120,000 maximum, best efforts basis.   The Debentures sold will mature and be due and payable three years from date of issuance.  The principal amount of the Debentures will accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  As of the date of this report, all Debentures included in this private offering have been sold.

On July 19, 2010, the Company executed a Common Stock and Warrant Purchase Agreement (“Purchase Agreement”) with ImageDoc USA, Inc., a Colorado corporation wherein, the Company agreed to purchase, for an aggregate purchase price of up to $120,000, up to an aggregate of 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc for a period of five years at an exercise price of $0.20 per share.  The investment, representing approximately 10% of all outstanding common stock and common stock equivalents at the closing date, will be accounted for as trading securities.

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of all Registrable Securities, which are the subject of the aforementioned Purchase Agreement.  As of the date of this Report, the Company has completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc, and such warrants have not been exercised. No record date may be established for the spin-off of those shares until such time a Registration Statement has been accepted by the Securities Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2010, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	62	President & Director	1997
Pete Bloomquist	54	Secretary & Director	2005
Todd Huss	58	Chief Financial Officer	2006

Clifford L. Neuman has served as a Director of the Company since 1997 and has been re-elected annually.  Mr. Neuman is a licensed, practicing attorney and a partner in the law firm of Clifford L. Neuman, P.C., with offices located in Boulder, Colorado. Mr. Neuman also serves as a director of two tax-exempt non-profits: The Ratna Foundation and Medicine Horse Program. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Jurist Doctorate degree from the University of Pennsylvania School of Law in 1973.

Pete Bloomquist.   From 2006 to 2009, Mr. Bloomquist has served as VP Corporate Finance with Smart Move, Inc.  From  July 1997 to 2006, Mr. Bloomquist was employed by Bathgate Capital Partners LLC  in the corporate finance group.  Bathgate Capital Partners, currently known as GVC Capital, LLC,  is a full service investment bank, working with micro-cap companies.  From August 1994 to June 1997 Mr. Bloomquist  was a the Chief Financial Officer and a Director of Global Casinos, Inc.  From May 1989 to August 1994 he was employed by Cohig & Associates, Inc. in the corporate finance group.  Cohig & Associates, Inc. was a full service broker dealer.  From September 1980 to May 1989 Mr. Bloomquist worked for local and national accounting firms in the area of taxation.  He received his Bachelor of Science degree in Business Management with an emphasis in Accounting from the University of Northern Colorado in 1980.

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

Board Meeting and Compensation

During the fiscal year ended June 30, 2010 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  In January 2010, Messrs. Neuman and Bloomquist were each granted 100,000 shares of common stock and Todd Huss was granted 50,000 shares of common stock as compensation for services.

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

The compensation advisory committee did not meet during fiscal 2010.  The compensation advisory committee:

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

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the upcoming year. The process of determining director nominees has been addressed by the board as a whole, which consists of two members. The board has not adopted a charter to govern the director nomination process.

Of the currently serving two directors, Mr.Neuman would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2011.

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

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2010 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2011, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Market-Based Compensation Strategy.  The Board adopted the following market-based compensation strategy:

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the gaming industry (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

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

Total Direct Compensation

Our objective is to target total direct compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the industry is currently particularly acute, as companies seek to draw from a limited pool of such executives.

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

Components of Compensation. For the year ended June 30, 2010, the President & CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2010, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President & CEO	2010	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
	2009	$-0-(1)	-0-	$12,500	-0-	-0-	-0-	-0-	$12,500
	2008	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Mr. Neuman receives no compensation for his services as President & CEO.  He provides legal services to the Company, for which he was paid fees for services in the amount of $84,341 for the fiscal year 2010; $63,819 for the fiscal year 2009 and $68,808 for fiscal year 2008.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	0	0	0	0	0	0	0
Pete Bloomquist	0	$30,000	0	0	0	0	0

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2010, no options were outstanding under the Plan.  However, options to purchase 135,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $1.00 per share.  No shares were available for future option grants.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Clifford L. Neuman	50,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-
Todd Huss	35,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-
Pete Bloomquist	50,000	-0-	-0-	$1.00	2006	-0-	-0-	-0-	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25,  2010 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	687,273 (2)	10.62

	Pete Bloomquist	231,397 (3)	3.58

	Todd Huss	115,605 (4)	1.79

	All Officers and Directors as a Group (3 Persons)	1,034,275	15.78	(5)

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share; 387,273 shares owned individually, 100,000 shares owned of record by Ratna Enterprises, LLC, of which Mr. Neuman is a control person; 100,000 shares owned of record by Sovereign Capital, LLC, of which Mr. Neuman is a control person; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.

(3)

Includes 129,917 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Includes 80,605 shares of common stock owned individually, and options exercisable to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

(5)	Based on 6,420,488 shares issued and outstanding on September 25, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In January 2010, Messrs. Neuman and Bloomquist were granted restricted stock awards consisting of 100,000 shares each for services as officers and directors.  Mr. Huss was granted a restricted stock award consisting of 50,000 shares for his services as CFO

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2010	2009
Audit Fees	$47,250	$45,800

Tax Fees	-0-	-0-
All Other Fees	450	-0-

Total	$47,700	$45,800

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

#	9.01	Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009

#	9.02	Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009

#	9.03	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2010 and 2009

#	9.04	Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

*	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
*****	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
*****	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
*****	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
x	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
xx	3.8	Form of Registration Rights Agreement
*	4.1	Specimen Certificate of Common Stock
*	4.2	Specimen Class A Common Stock Purchase Warrant
*	4.3	Specimen Class B Common Stock Purchase Warrant
*	4.4	Specimen Class C Common Stock Purchase Warrant
*	4.5	Warrant Agreement
xxx	4.6	Form of Series 2010 5% Convertible Debenture
xxxx	4.7	Form of Common Stock and Warrant Purchase Agreement
*	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*	10.1	Selling Agent Agreement
*	10.2	The Casino-Global Venture I Joint Venture Agreement
*	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
*	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993

*	10.5

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*********	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

*********	10.48	Escrow Agreement dated June 20, 2007
**********	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
********	14.	Code of Ethics

##	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
###	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
####	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
#####	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
######	10.54	Articles of Organization of Doc Holliday Casino II, LLC
######	10.55	Operating Agreement of Doc Holliday Casino II, LLC
######	10.56	Certificate of Series D for Global Casinos Inc
######	10.57	Consent to Assignment of Lease to Global Casinos
######	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
######	10.59	Assignment & Assumption of Lease by Doc Holliday II
######	10.60	Promissory Note $550,000
######	10.61	Promissory Note $400,000
######	10.62	Promissory Note $155,000
######	10.63	Bill of Sale
######	10.64	Noncompetition and Confidentiality Agreement
######	10.65	Consultation Agreement
#######	10.66	Lease Agreement
#######	10.67	Addendum to Lease Agreement
#######	10.68	Addendum No. 2 to Lease Agreement
#######	10.69	Loan Agreement with Astraea Investment Management
#######	10.70	Assignment of Note
#######	10.71	Assignment and Assumption Agreement
#######	10.72	Second Amendment to Promissory Note
xxxxx	10.73	Astraea Loan Document Purchase and Assignment Agreement
xxxxxx	10.74	Martindale Allonge and Loan Participation Agreement
xxxxxxx	10.75	Montrose Allonge and Modification Agreement
xxxxxxxx	10.76	Bloomquist Allonge and Loan Participation Agreement
xxxxxxxxx	10.77	Shupp Allonge and Modification Agreement

#	31	Certification
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
********	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
*********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
**********	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.

#	Filed herewith
##	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
###	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
#####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
######	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
#######	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
x	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
xx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
xxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
xxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
xxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
xxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
xxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.

xxxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
xxxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.

Current Report on Form 8-K, dated September 19, 2009, Item No. 2.04, as filed with the Commission on September 24, 2009.

Current Report on Form 8-K, dated October 2, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on October 5, 2009.

Current Report on Form 8-K, dated November 17, 2009, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on November 18, 2009.

Current Report on Form 8-K, dated November 30, 2009, Item Nos. 1.01, 5.02, 8.01 and 9.01, as filed with the Commission on December 3, 2009.

Current Report on Form 8-K, dated December 30, 2009, Item Nos. 1.01, 2.03 and 9.01 as filed with the Commission on December 31, 2009.

Current Report on Form 8-K, dated December 30, 2009, Item Nos. 1.01, 3.02 and 9.01 as filed with the Commission on January 5, 2010.

Current Report on Form 8-K, dated January 18, 2010, Item No. 3.02, as filed with the Commission on January 21, 2010.

Current Report on Form 8-K, dated March 25, 2010, Item Nos. 1.01, 2.03 and 9.01, as filed with the Commission on March 25, 2010.

Current Report on Form 8-K, dated May 25, 2010, Item Nos. 2.02, 7.01 and 9.01, as filed with the Commission on May 26, 2010.

Current Report on Form 8-K, dated July 12, 2010, Item Nos. 5.03 and 9.01, as filed with the Commission on July 14, 2010.

Current Report on Form 8-K/A, dated July 12, 2010, Item Nos. 5.03 and 9.01, as filed with the Commission on July 20, 2010.

Current Report on Form 8-K, dated July 16, 2010, Item Nos. 2.03, 3.02 and 9.01, as filed with the Commission on July 29, 2010.

Current Report on Form 8-K, dated July 19, 2010, Item Nos. 8.01 and 9.01, as filed with the Commission on July 20, 2010.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: October 13, 2010	By__/s/ Clifford L. Neuman__________ Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ Clifford L. Neuman __	President & Director	October 13, 2010
Clifford L. Neuman

_/s/ Pete Bloomquist __	Secretary & Director	October 13, 2010
Pete Bloomquist

__/s/ Todd Huss ________	Chief Financial Officer	October 13, 2010
Todd Huss