Form 10-Q
period 2010-09-30
GLOBAL CASINOS INC
filed 2010-11-22
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 22, 2010, the Registrant had 6,420,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and June 30, 2010, and its results of operations for the three month periods ended September 30, 2010 and 2009, its statements of stockholders’ equity for the period July 1, 2009 through September 30, 2010, and its cash flows for the three month periods ended September 30, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010

ASSETS

Current Assets
Cash and cash equivalents	$ 745,098	$ 578,584
Accrued gaming income	48,158	294,061
Inventory	22,636	22,636
Prepaid expenses and other current assets	81,326	90,027
Trading securities	120,000	-
Total current assets	1,017,218	985,308

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,137,271
Equipment	3,147,762	3,186,475
Total land, building and improvements, and equipment	7,803,932	7,841,696
Accumulated depreciation	(4,836,875)	(4,795,894)
Land, building and improvements, and equipment, net	2,967,057	3,045,802

Goodwill	1,008,496	1,008,496

Total assets	$ 4,992,771	$ 5,039,606

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONTINUED FROM PREVIOUS PAGE
	September 30, 2010	June 30, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 75,558	$ 89,745
Accounts payable, related parties	6,722	11,410
Accrued expenses	323,520	334,859
Accrued interest	12,093	11,121
Other current liabilities	101,279	99,298
Joint venture obligation	25,750	25,750
Current portion of long-term debt	860,252	913,479
Current portion of loan participation obligations	28,164	27,335
Total current liabilities	1,433,338	1,512,997

Long-term debt, less current portion	162,552	165,002

Loan participation obligations, less current portion	217,927	225,287

Convertible debt	120,000	-

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,420,488 and 5,955,215 shares issued and outstanding	321,025	321,025
Additional paid-in capital	14,183,355	14,183,355
Accumulated deficit	(12,546,426)	(12,469,060)
Total equity	3,058,954	3,136,320

Total liabilities and stockholders' equity	$ 4,992,771	$ 5,039,606

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2010 and 2009

	2010	2009

Revenues:
Casino	$ 1,492,314	$ 1,721,262
Promotional allowances	(40,215)	(40,204)
Net Revenues	1,452,099	1,681,058

Expenses:
Casino operations	1,434,230	1,462,551
Operating, general, and administrative	51,680	35,709
Loss on asset disposals	232	-
	1,486,142	1,498,260

Income (loss) from operations	(34,043)	182,798

Other income (expense):
Interest	(29,012)	(37,353)

Income (loss) before provision for income taxes	(63,055)	145,445
Provision for income taxes	-	-

Net income (loss)	(63,055)	145,445

Series D Preferred dividends	(14,311)	(14,311)
Net income (loss) attributable to common shareholders	$ (77,366)	$ 131,134

Earnings (loss) per common share:
Basic	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ 0.02

Weighted average shares outstanding:
Basic	6,420,488	5,994,710
Diluted	6,420,488	6,033,216

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2009 through September 30, 2010

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,085,449	$ (11,301,615)	$ 4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors	-	-	-	-	325,000	16,250	81,250	-	97,500
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,110,667)	(1,110,667)
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Series D Preferred dividends	-	-	-	-	-	-	-	(14,311)	(14,311)
Net loss	-	-	-	-	-	-	-	(63,055)	(63,055)
Balance as of September 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,546,426)	$3,058,954

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (63,055)	$ 145,445
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	115,799	144,225
Loss on disposals of fixed assets	232	-
Changes in operating assets and liabilities
Accrued gaming income	245,903	(64,390)
Other current assets	8,701	2,204
Accounts payable and accrued expenses	(30,369)	(54,293)
Accrued interest	972	-
Other current liabilities	1,981	(17,978)
Net cash provided by operating activities	280,164	191,169
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(120,000)	-
Purchases of building improvements and equipment	(37,286)	(43,937)
Net cash used in investing activities	(157,286)	(43,937)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	120,000	-
Principal payments on long-term debt	(55,677)	(36,771)
Payments on loan participation obligations	(6,531)	-
Payment of Series D preferred stock dividends	(14,156)	(14,156)
Net cash provided by (used in) financing activities	43,636	(50,927)
Net increase in cash	166,514	96,305
Cash at beginning of period	578,584	1,205,880
Cash at end of period	$ 745,098	$ 1,302,185
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 28,078	$ 36,089
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Cashless exercise of stock options by officer	$ -	$ 3,864

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

As of September 30, 2010, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At September 30, 2010, the Company had approximately $46,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  The Company's financial instruments include cash, accrued gaming income, accounts payable, accrued expenses, other current liabilities and long-term debt obligations.  Except for long-term debt obligations, the carrying value of financial instruments approximated fair value due to their short maturities.

The carrying value of all long-term debt obligations approximated fair value because interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Cash and Cash Equivalents

Cash consists of demand deposits and vault cash used in casino operations.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30, and June 30, 2010, $48,158 and $249,061 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the three months ended September 30, 2010 and 2009 was $115,799 and $144,225, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino (“reporting unit” or “casino”) in March 2008, is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of a significant event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill is evaluated for impairment in a two step process per ASC 350.  Step 1 requires testing the recoverability of the reporting unit on a fair-value basis.  If the fair value of the reporting unit is less than the carrying value of the reporting unit including goodwill, Step 2 is performed by assigning the reporting unit’s fair value to its assets and liabilities in a manner similar to the allocation of purchase price in a business combination to determine the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired, and is written down to the extent of the difference.  The fair value of the reporting unit has been determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

See Note 3 for further discussion regarding the Company’s goodwill.

Casino Chips and Tokens

Gaming chips and tokens are accounted for from the time the casino receives them even though they may not yet be issued and are held in reserve.  The chip and token float is determined by the difference between the total amounts of chips and tokens placed in service and the actual inventory of chips and tokens held by the casino at any point in time. The chip and token float is included in other current liabilities.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $110 and $207 for the three months ended September 30, 2010 and 2009, respectively.

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

Potentially dilutive shares of 135,000 were not included in the calculations of diluted earnings per share for the three months ended September 30, 2010 and 2009, as their inclusion would have been anti-dilutive, and represent out of the money stock options.

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

No stock-based compensation was recognized for either the three months ended September 30, 2010 or 2009.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three months ended September 30, 2010 and 2009, there were no differences between reported net income and comprehensive income.

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

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

2.     TRADING SECURITIES

On July 19, 2010, the Company executed a Common Stock and Warrant Purchase Agreement (“Purchase Agreement”) with ImageDoc USA, Inc. (“ImageDoc”), a Colorado corporation wherein, the Company agreed to purchase, for an aggregate purchase price of up to $120,000, up to an aggregate of 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc for a period of five years at an exercise price of $0.20 per share.  The investment, represents less than 10% of all outstanding common stock and common stock equivalents of ImageDoc at the closing date.  The securities are being accounted for as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  As of September 30, 2010 no unrealized gains or losses have been recorded on this investment.

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of  the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company has completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of September 30, 2010 the warrants have not been exercised. No record date may be established for the spin-off of those shares until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

3.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(890,000)
Total Goodwill as of September 30, 2010	$ 1,008,496

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

The Company’s evaluation for goodwill impairment at June 30, 2010 essentially mirrored the interim analysis performed as of March 31, 2010, with minor adjustments made to the reporting unit’s cash flow forecasts.  As no significant changes in either the operating or economic environment had occurred since the March 31, 2010 interim evaluation which is discussed in detail below, management determined all other pertinent assumptions and estimates remained unchanged from the that evaluation, including the 12% rate used to discount future cash flows, revenue and expense growth assumptions, asset investment assumptions, and utilization of the ten year horizon with no terminal value assigned.  Based on the June 30, 2010 evaluation, the fair value of the reporting unit including the goodwill exceeded its carrying value by approximately 20%.  As such, step two of the evaluation was not performed at June 30, 2010.

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

4.     NOTES PAYABLE AND LONG-TERM DEBT

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. matured and became due and payable.  The secured obligations are secured by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.  Until their maturity, all payments required under the notes had been made in a timely fashion.  We have since purchased the senior loan and deed of trust and negotiated extensions of the second priority loan and deed of trust and a portion of the junior loans and deed of trust. We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

On March 22, 2010 the Company consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement extended the maturity date to April 1, 2013, established an interest rate of 8% per annum, and requires monthly principal and interest payments of $1,911 beginning on April 1, 2010.

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

At September 30, 2010, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2010.	$ 494,836

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

172,062 105,876

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $2,788, interest at 8.5%, final payment due December 31, 2010.

Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009.  Default interest rate of 8% applies until note paid in full.

8,363 241,667
Total notes payable and long-term debt	1,022,804
Less current portion	(860,252)
Long-term debt, net	$ 162,552

Scheduled maturities of notes payable and long-term debt for the one year periods ending September 30th is as follows:

2011	$ 860,252
2012 2013	10,300 152,252 $ 1,022,804

5.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 3,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At September 30, 2010, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with and undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 232,042
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	14,049
Total loan participation obligations	246,091
Less current portion	(28,164)
Loan participation obligations, less current portion	$ 217,927

6.     CONVERTIBLE DEBT

On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”) on a $10,000 minimum, all-or-none, $120,000 maximum, best efforts basis.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures will accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  All debentures approved by the board of directors in the private offering were sold in July and August 2010.

7.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at September 30, 2010.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of September 30, 2010 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of September 30, 2010 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On September 30, 2010, $14,311 of dividends were declared and are included in accrued expenses at September 30, 2010.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of September 30, 2010, no shares of Series E Convertible Preferred Stock have been issued.

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

On August 15, 2009, the Company issued to Clifford L. Neuman, the Company’s President and a Director, 77,273 shares of common stock, $.05 par value pursuant to his cashless exercise of options exercisable to purchase 100,000 shares of common Stock at an exercise price of $0.10 per share.  For purposes of the cashless exercise, the shares were valued at $0.44 per share, which was equal to 100% of the public trading price of the Common Stock on August 15, 2009 as quoted on the OTC Electronic Bulletin Board.  As a result, the Company received the surrender of 22,727 options in consideration of the cashless exercise.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At September 30, 2010 the total credit available to apply against future rent payments was $78,778.  Rent expense for the three months ended September 30, 2010 and 2009, net of monthly applied expense credits was $65,386 and $60,786, respectively.

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

2011	$ 228,258
2012	304,344
2013	304,344
2014	304,344
2015	25,362
Total	$ 1,166,652

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2009	235,000	$ 0.62
Granted	-
Exercised	(77,273)	$ 0.10
Surrendered	(22,727)	$ 0.10
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at September 30, 2010	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at September 30, 2010:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	2.3 years	$ 1.00	135,000	$ 1.00

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

For the three months ended September 30, 2010 and 2009 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the three months ended September 30, 2010 and 2009, no amounts were charged to operating, general and administrative expenses associated with this agreement.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and has been extended on a month to month as-needed basis.  For the three months ended September 30, 2010 and 2009, $-0- and $6,000 were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant are contingent upon various performance benchmarks, none of which were met.  The agreement also required the Company to pay a one-time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009. The Agreement has been terminated by mutual agreement of the parties.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2010 and 2009, his billings to the Company totaled $33,425 and $15,230 respectively.  At June 30 and September 30, 2010, amounts due to him were $6,660 and $2,847, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the three months ended September 30, 2010 and 2009, his billings to the company for services were $7,875 and $6,200, respectively.  At June 30 and September 30, 2010, amounts due him were $4,750 and $3,875, respectively, and are included in accounts payable, related parties.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date.

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

13.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of September 30, 2010, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the three months ended September 30, 2010 and 2009 we have recorded no amounts for various GGT product development expenditures.

During the year ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge equal to our investment at June 30, 2009.

As of September 30, 2010, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

14.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 22, 2010.

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

As of September 30, 2010, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We recognized a net (loss) attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(77,366) ($(0.01) per share) for the three months ended September 30, 2010, compared to net income attributable to common shareholders after dividends of $14,311, of $131,134 ($0.02 per share) for the three months ended September 30, 2009.  The net loss attributable to common shareholders for the three months ended September 30, 2010 is primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continued poor local and regional economic environment.

Revenues

Casino revenues for the three months ended September 30, 2010 were $1,492,314 compared to $1,721,262 for the three months ended September 30, 2009, a decrease of $(228,948) or 13.3%.  Total casino revenues for the Bull Durham were $887,326 and $1,041,926 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $(154,600) or 14.8%.  Total casino revenues for Doc Holliday were $604,988 and $679,336 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $(74,348) or 10.9%.  Total casino coin-in was down 11.7 % for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We also experienced a 0.17% decrease in our hold percentage for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The decrease in casino revenues is primarily attributed to the generally poor consumer spending environment resulting from the continued poor local and regional economic environment.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $11 from $40,204 to $40,215 for the years ended June 30, 2009 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended September 30, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	September 30, 2010	September 30, 2009	$ Change	% Change
Labor & Benefits	$ 530,086	$ 546,057	$ (15,971)	-2.9%
Marketing & Advertising	334,489	303,931	30,558	10.1%
Depreciation & Amortization	115,799	144,225	(28,426)	-19.7%
Food & Beverage	95,482	94,014	1,468	1.6%
Repair, Maintenance & Supplies	72,264	56,997	15,267	26.8%
Device fees	104,865	109,630	(4,765)	-4.3%
Professional fees	9,540	29,040	(19,500)	-67.1%
Insurance, Taxes & Licenses	46,560	47,818	(1,258)	-2.6%
Utilities & Telephone	47,211	46,328	883	1.9%
Occupancy	65,386	60,786	4,600	7.6%
Other casino expenses	12,548	23,725	(11,177)	-47.1%
	$ 1,434,230	$ 1,462,551	$ (28,321)	-1.9%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 2.9% decrease is primarily attributable to decreases in casino salaries, wages and benefits, which decreased by approximately $15,600 primarily resulting from the engagement of a janitorial contractor to perform services previously performed by a casino employee, and from casino volume adjustments.  Total labor and benefits costs as a percentage of casino revenues increased from 31.7% to 35.5% for the three months ended September 30, 2009 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 10.1% increase is primarily attributed to an increase in periodic purchases of marketing supplies and increases in monthly promotional efforts designed to attract and retain casino customers.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $28,426 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 6.4% and 5.5% for the three months ended September 30, 2010 and 2009, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  The increase of $15,267 is primarily attributable to the engagement of a janitorial contractor at our Doc Holliday casino which was previously performed in house and included in the casino’s salaries and wages, and to a lesser degree, to increases in repairs to our security systems and slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.8% and 3.3% for the three months ended September 30, 2010 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The slight decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is attributable to a decrease in director fees to the Board of Directors of Casinos USA of $(19,500) from $21,000 to $1,500 for the three months ended September 30, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues was generally unchanged at 3.1% and 2.8% for the three months ended September 30, 2010 and 2009.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues was generally unchanged at 2.7% and 3.2% for the three months ended September 30, 2010 and 2009.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of September 30, 2010, prepaid rent credits available to offset future rent payments was approximately $79,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to rent abatement in the total aggregate amount of $40,000 prorated over a six month term in the amount of $6,667 per month beginning in February, 2010 and continued through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues was 0.8% and 1.4% for the three months ended September 30, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $51,680, as compared to $35,709 for the three months ended September 30, 2010 and 2009, respectively, an increase of $15,971.  The increase is primarily attributable to legal and accounting fees associated with the issuance of convertible debt, the establishment of the new Series E Convertible Preferred Stock, and the purchase of our investment in ImageDoc.com common stock and stock purchase warrants, all as discussed elsewhere in this report.

Loss on asset disposals

During the three months ended September 30, 2009 we disposed certain casino equipment with a remaining book value of $232 which was recorded as a loss on asset disposals.

Interest Expense

Interest expense was $29,012 for the three months ended September 30, 2010 compared to $37,353 for the three months ended September 30, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended September 30, 2010 and 2009, no amounts were recorded for GGT expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge at June 30, 2009 to write off the balance of our equity investment.

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended September 30, 2010 and 2009, dividends of $14,311 were declared on the Series D Preferred Stock, and are included in accrued expenses at September 30, 2010 and 2009, and were subsequently paid in October 2010 and 2009, respectively.  For the three months ended June 30, 2010 and 2009, dividends of $14,156 were declared on the Series D Preferred Stock, and were subsequently paid in July 2010 and 2009.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of September 30, 2010, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.

While no additional agreements have been reached as of the date of this report, we have been in communication with the remaining junior mortgage note holders concerning the need to extend the maturity dates of the notes.  Until their maturity, all payments required under the notes had been made in a timely fashion.  We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we have been making interest and additional monthly principal reduction payments of $12,500 which the note holder has been accepting without protest.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal totaling $241,667 is considered in technical default and is classified as a current obligation.

At September 30, 2010, the Company had cash and cash equivalents of $745,098, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at September 30, 2010 were in excess of funds required by gaming regulations.

Our working capital increased by $111,569 to a working capital deficit of $(416,120) at September 30, 2010 from a working capital deficit of $(527,689) at June 30, 2009.  The working capital deficit is entirely due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short term liabilities at September 30, 2010.  Cash flows generated from our operations have been sufficient to service the monthly installments on our debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $280,164 for the three months ended September 30, 2010.  For the three months ended September 30, 2009, operating activities provided net cash of $191,169.  The year-over-year increase in cash provided by operating activities was primarily the result of changes in our accrued gaming income during the three months ended September 30, 2010 and represents the deposits of cash held in our gaming machines at June 30, 2010.

Cash used in investing activities was $157,286 for the three months ended September 30, 2010, and primarily represents the $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, and purchases of gaming and security equipment.  Cash used in investing activities was $49,937 for the three months ended September 30, 2009, and also represents purchases of gaming and security equipment.

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

Cash flows provided by financing activities were $43,636 for the three months ended September 30, 2010, compared to cash used of $50,927 during the three months ended September 30, 2009.  During the three months ended September 30, 2010 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures will accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

Principal payments on debt totaled $55,677 and $36,771 for the three months ended September 30, 2010 and 2009, respectively, and represent principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the three months ended September 30, 2010 we made $6,531 in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the three months ended September 30, 2010 and 2009, dividends declared on June 30, 2010 and 2009 of $14,156 were paid to the holders of the Series D Preferred Stock.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL CASINOS, INC.

Date: November 22, 2010	By __/s/ Clifford L. Neuman_____________ _
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: _November 22, 2010	By: __/s/ Todd Huss_________
Todd Huss, Chief Financial Officer