Form 10-Q
period 2010-12-31
GLOBAL CASINOS INC
filed 2011-02-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 0-15415

GLOBAL CASINOS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

1507 Pine Street, Boulder, CO  80302
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 449-2100

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

As of February 11, 2011, the Registrant had 6,473,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2010 and June 30, 2010, and its results of operations for the three and six month periods ended December 31, 2010 and 2009, its statements of stockholders’ equity for the period July 1, 2009 through December 31, 2010, and its cash flows for the six month periods ended December 31, 2010 and 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	June 30, 2010

ASSETS

Current Assets
Cash and cash equivalents	$ 637,613	$ 578,584
Accrued gaming income	97,335	294,061
Inventory	22,373	22,636
Prepaid expenses and other current assets	69,510	90,027
Total current assets	826,831	985,308

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,137,271
Equipment	3,147,726	3,186,475
Total land, building and improvements, and equipment	7,803,896	7,841,696
Accumulated depreciation	(4,952,030)	(4,795,894)
Land, building and improvements, and equipment, net	2,851,866	3,045,802

Investment in ImageDoc	120,000	-

Goodwill	1,008,496	1,008,496

Total assets	$ 4,807,193	$ 5,039,606

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	June 30, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 122,358	$ 89,745
Accounts payable, related parties	6,653	11,410
Accrued expenses	283,708	334,859
Accrued interest	10,939	11,121
Other current liabilities	97,571	99,298
Joint venture obligation	25,750	25,750
Current portion of long-term debt	767,052	913,479
Current portion of loan participation obligations	29,307	27,335
Total current liabilities	1,343,338	1,512,997
Long-term debt, less current portion	160,052	165,002
Loan participation obligations, less current portion	207,768	225,287
Convertible debt	120,000	-
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,420,488 shares issued and outstanding	321,025	321,025
Additional paid-in capital	14,183,355	14,183,355
Accumulated deficit	(12,629,345)	(12,469,060)
Total equity	2,976,035	3,136,320
Total liabilities and stockholders' equity	$ 4,807,193	$ 5,039,606

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2010 and 2009 (unaudited)

	2010	2009

Revenues:
Casino	$ 1,372,962	$ 1,368,809
Promotional allowances	(41,993)	(36,006)
Net Revenues	1,330,969	1,332,803

Expenses:
Casino operations	1,335,140	1,434,364
Operating, general, and administrative	36,328	164,581

	1,371,468	1,598,945

Income (loss) from operations	(40,499)	(266,142)

Other income (expense):
Interest	(28,109)	(59,190)

Income (loss) before provision for income taxes	(68,608)	(325,332)
Provision for income taxes	-	-

Net income (loss)	(68,608)	(325,332)

Series D Preferred dividends	(14,311)	(14,311)
Net income (loss) attributable to common shareholders	$ (82,919)	$ (339,643)

Earnings (loss) per common share:
Basic	$ (0.01)	$ (0.06)
Diluted	$ (0.01)	$ (0.06)

Weighted average shares outstanding:
Basic	6,420,488	6,059,855
Diluted	6,420,488	6,059,855

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2010 and 2009 (unaudited)

	2010	2009

Revenues:
Casino	$ 2,865,276	$ 3,090,071
Promotional allowances	(82,208)	(76,210)
Net Revenues	2,783,068	3,013,861

Expenses:
Casino operations	2,769,370	2,896,915
Operating, general, and administrative	88,008	200,290
Loss on asset disposals	232	-
	2,857,610	3,097,205

Income (loss) from operations	(74,542)	(83,344)

Other income (expense):
Interest	(57,121)	(96,543)

Income (loss) before provision for income taxes	(131,663)	(179,887)
Provision for income taxes	-	-

Net income (loss)	(131,663)	(179,887)

Series D Preferred dividends	(28,622)	(28,622)
Net income (loss) attributable to common shareholders	$ (160,285)	$ (208,509)

Earnings (loss) per common share:
Basic	$ (0.02)	$ (0.03)
Diluted	$ (0.02)	$ (0.03)

Weighted average shares outstanding:
Basic	6,420,488	6,040,536
Diluted	6,420,488	6,040,536

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2009 through December 31, 2010

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$14,085,449	$(11,301,615)	$4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors	-	-	-	-	325,000	16,250	81,250	-	97,500
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,110,667)	(1,110,667)
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$14,183,355	$(12,469,060)	$3,136,320
Series D Preferred dividends	-	-	-	-	-	-	-	(28,622)	(28,622)
Net loss	-	-	-	-	-	-	-	(131,663)	(131,663)
Balance as of December 31, 2010 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$14,183,355	$(12,629,345)	$2,976,035

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2010 and 2009 (unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (131,663)	$ (179,887)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	230,955	287,274
Loan participation fees paid with common stock	-	20,170
Professional fees paid with common stock	-	3,500
Stock based compensation	-	65,000
Loss on disposals of fixed assets	232	-
Changes in operating assets and liabilities
Accrued gaming income	196,726	(34,701)
Inventories	263	(2,155)
Other current assets	20,517	2,757
Accounts payable and accrued expenses	(23,450)	(77,387)
Accrued interest	(182)	(2,411)
Other current liabilities	(1,727)	20,355
Net cash provided by operating activities	291,671	102,515

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(120,000)	-
Purchases of building improvements and equipment	(37,251)	(91,502)

Net cash used in investing activities	(157,251)	(91,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	120,000	-
Purchase of casino mortgage	-	(721,021)
Proceeds from loan participation obligations	-	265,000
Principal payments on long-term debt	(151,377)	(149,681)
Payments on loan participation obligations	(15,547)	(1,913)
Payment of Series D preferred stock dividends	(28,467)	(28,467)
Net cash used in financing activities	(75,391)	(636,082)
Net increase (decrease) in cash	59,029	(625,069)
Cash at beginning of period	578,584	1,205,880
Cash at end of period	$ 637,613	$ 580,811
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 57,368	$ 96,065
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Cashless exercise of stock options by officer	$ -	$ 3,864

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 (unaudited)

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

As of December 31, 2010, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At December 31, 2010, the Company had approximately $45,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31, and June 30, 2010, $97,335 and $294,061 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the six months ended December 31, 2010 and 2009 was $230,955 and $287,274, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $117 and $213 for the six months ended December 31, 2010 and 2009, respectively.

Consulting Expenses

From time-to-time the Company engages consultants to perform various professional and administrative functions including public relations and corporate marketing.  Expenses for consulting services are generally recognized when services are performed and billable by the consultant.  In the event an agreement requires payments in which the timing of the payments is not consistent with the performance of services, expense is recognized as either service events occur, or recognized evenly over the period of the consulting agreement where specific services performed under the agreement are not readily identifiable.  Consulting agreements in which compensation is contingent upon the successful occurrence of one or more events are only expensed when the contingency has been, or is reasonably assured, to be met.  The Company currently has no active consulting arrangements.

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

Potentially dilutive shares of 135,000 were not included in the calculations of diluted earnings per share for the six months ended December 31, 2010 and 2009, as their inclusion would have been anti-dilutive, and represent out of the money stock options.

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

No stock-based compensation was recognized for the six months ended December 31, 2010.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the six months ended December 31, 2010 and 2009, there were no differences between reported net income and comprehensive income.

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

2.     INVESTMENT IN IMAGEDOC USA, INC.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company has completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of December 31, 2010 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

3.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(890,000)
Total Goodwill as of December 31, 2010	$ 1,008,496

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  Due to various factors, the Company evaluated the goodwill recorded in our Doc Holliday Casino reporting unit during the quarter ended March 31, 2010, and year ended June 30, 2010, which is discussed below.

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

No interim analysis was performed at December 31, 2010 as no significant changes in the reporting unit’s operations occurred during the six months ended December 31, 2010.

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

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  In addition, the Company paid to the note holder a loan extension fee of $2,585, and $8,000 to reimburse the note holder for legal and other costs associated with the modification.  Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company would have the option to extend the maturity date of the Note to December 31, 2011.  In December 2010, the Company exercised this option and made the $50,000 pay down on the Note thereby extending the maturity date to December 31, 2011.  In addition, subject to the Note not being in default at December 31, 2011, together with an additional $50,000 pay down on the Note, the Company will have an additional option to extend the maturity date to December 31, 2012.  After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

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

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made all required interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments.  The note holder has not executed any modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At December 31, 2010, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2010.	$ 437,565

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

169,755 105,118
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	214,666
Total notes payable and long-term debt	927,104
Less current portion	(767,052)
Long-term debt, net	$ 160,052

Scheduled maturities of notes payable and long-term debt for the one year periods ending December 31st is as follows:

2011	$ 767,052
2012 2013	10,506 149,546 $ 927,104

5.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  As of December 31, 2010 the shares due the participant had not yet been issued, but were subsequently issued in February 2011.  The shares were issued at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the six months ended December 31, 2010, and is included in accrued liabilities at December 31, 2010.

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 3,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  As of December 31, 2010 the shares due the participant had not yet been issued, but were subsequently issued in February 2011.  The shares were issued at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the six months ended December 31, 2010, and is included in accrued liabilities at December 31, 2010.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At December 31, 2010, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with and undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 223,530
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	13,545
Total loan participation obligations	237,075
Less current portion	(29,307)
Loan participation obligations, less current portion	$ 207,768

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at December 31, 2010.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of December 31, 2010 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of December 31, 2010 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On December 31, 2010, $14,311 of dividends were declared and are included in accrued expenses at December 31, 2010.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of December 31, 2010, no shares of Series E Convertible Preferred Stock have been issued.

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

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.  As discussed above, the participant is also entitled to 50,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  As of December 31, 2010 the shares due the participant had not yet been issued, but were subsequently issued in February 2011.  The shares were issued at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the six months ended December 31, 2010, and is included in accrued liabilities at December 31, 2010.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.  As discussed above, the participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  As of December 31, 2010 the shares due the participant had not yet been issued, but were subsequently issued in February 2011.  The shares were issued at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the six months ended December 31, 2010, and is included in accrued liabilities at December 31, 2010.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At December 31, 2010 the total credit available to apply against future rent payments was approximately $67,000.  Rent expense for the six months ended December 31, 2010 and 2009, net of monthly applied expense credits was $140,972 and $121,572, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2010 the system had a book value of approximately $55,000.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2011	$ 124,998
2012	277,170
2013	304,344
2014	304,344
2015	25,362
Total	$ 1,036,218

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

At June 30, 2010, the Company had net operating loss carry forwards of approximately $5,800,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2011	$ 897,000
2012	518,000
2018	789,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029	30,000
2030	198,000
$5,800,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of December 31, 2010, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $1,970,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $67,000 from June 30, 2009 to June 30, 2010, and primarily results from the operating loss for the year ended June 30, 2010.

10.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2009	235,000	$ 0.62
Granted	-
Exercised	(77,273)	$ 0.10
Surrendered	(22,727)	$ 0.10
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at December 31, 2010	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at September 30, 2010:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	2.0 years	$ 1.00	135,000	$ 1.00

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

For the six months ended December 31, 2010 and 2009 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month-to-month, as-needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the six months ended December 31, 2010 and 2009, no amounts were charged to operating, general and administrative expenses associated with this agreement.  The agreement was terminated in November 2010.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and has been extended on a month-to-month as-needed basis.  For the six months ended December 31, 2010 and 2009, $-0- and $12,000 were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant are contingent upon various performance benchmarks, none of which were met.  The agreement also required the Company to pay a one-time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009. The Agreement has since been terminated by mutual agreement of the parties.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2010 and 2009, his billings to the Company totaled $48,047 and $56,721 respectively.  At June 30 and December 31, 2010, amounts due to him were $6,660 and $3,903, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2010 and 2009, his billings to the company for services were $17,125 and $17,775, respectively.  At June 30 and December 31, 2010, amounts due him were $4,750 and $2,750, respectively, and are included in accounts payable, related parties.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date.

On December 30, 2009 the Company executed an Allonge and Loan Participation Agreement whereby the Company assigned to a director for an undivided 2.08% interest in a mortgage note receivable from the Bull Durham Casino for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As discussed above, the participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  As of December 31, 2010 the shares due the participant had not yet been issued, but were subsequently issued in February 2011.  The shares were issued at a value of $0.09 per share, the closing price of the Company’s common stock on the anniversary date.  This transaction is further discussed in footnote titled “Loan Participation Obligations.”

13.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2010, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the six months ended December 31, 2010 and 2009 we have recorded no amounts for various GGT product development expenditures.

During the year ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable amount of time, which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge equal to our investment at June 30, 2009.

As of December 31, 2010, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

14.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 8, 2011.

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

As of December 31, 2010, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

We recognized a net (loss) attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(82,919) ($(0.01) per share) for the three months ended December 31, 2010, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(339,643) ($(0.06) per share) for the three months ended December 31, 2009.

Revenues

Casino revenues for the three months ended December 31, 2010 were $1,372,962 compared to $1,368,809 for the three months ended December 31, 2009, representing a slight increase of $4,153, or 0.3%.  Total casino revenues for the Bull Durham were $876,443 and $854,281 for the three months ended December 31, 2010 and 2009, respectively, an increase of $22,162 or 2.6%.  Total casino revenues for Doc Holliday were $496,519 and $514,528 for the three months ended December 31, 2010 and 2009, respectively, a decrease of $(18,009) or 3.5%.  Total casino coin-in was down 0.8% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  We also experienced a decrease of 0.13% in our hold percentage for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $5,987 from $36,006 to $41,993 for the three months ended December 31, 2009 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended December 31, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2010	December 31, 2009	$ Change	% Change
Labor & Benefits	$496,909	$534,452	$(37,543)	-7.0%
Marketing & Advertising	290,620	292,714	(2,094)	-0.7%
Depreciation & Amortization	115,155	143,048	(27,893)	-19.5%
Food & Beverage	81,819	80,965	854	1.1%
Repair, Maintenance & Supplies	54,569	57,497	(2,928)	-5.1%
Device fees	106,172	106,390	(218)	-0.2%
Professional fees	15,600	38,206	(22,606)	-59.2%
Insurance, Taxes & Licenses	41,520	36,594	4,926	13.5%
Utilities & Telephone	41,002	44,763	(3,761)	-8.4%
Occupancy	75,586	63,786	11,800	18.5%
Other casino expenses	16,188	35,949	(19,761)	-55.0%
	$1,335,140	$1,434,364	$(99,224)	-6.9%

Labor & Benefits:  Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 7.0% decrease is primarily attributable to decreases in casino salaries, wages and benefits, primarily attributed to labor adjustments resulting from changes of casino volume.  Total labor and benefits costs as a percentage of casino revenues decreased from 39.0% to 36.2% for the three months ended December 31, 2009 and 2010, respectively.

Marketing & Advertising:  Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 0.7% decrease during the quarter ended December 31, 2010 is primarily attributed to decreases in periodic purchases of marketing supplies and slight increases in monthly promotional efforts designed to attract and retain casino customers.

Depreciation & Amortization:  Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $27,893 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage:  Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.9% and 6.0% for the three months ended December 31, 2010 and 2009, respectively.

Repair, Maintenance & Supplies:  Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.0% and 4.2% for the three months ended December 31, 2010 and 2009, respectively.

Device Fees:  Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees:  Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is attributable to a decrease in director fees to the Board of Directors of Casinos USA of approximately $(28,500) from $30,000 to $1,500 for the three months ended December 31, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of approximately $5,000 is primarily attributed to increases in casino property taxes.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.0% and 2.7% for the three months ended December 31, 2010 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.0% and 3.3% for the three months ended December 31, 2010 and 2009, respectively.

Occupancy:  Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2010, prepaid rent credits available to offset future rent payments were approximately $67,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to rent abatement in the total aggregate amount of $40,000 prorated over a six-month term in the amount of $6,667 per month beginning in February 2010, and continued through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.2% and 2.6% for the three months ended December 31, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $36,328, as compared to $164,581 for the three months ended December 31, 2010 and 2009, respectively, a decrease of $128,253.  The decrease is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $65,000 ($0.20 per share) in consideration of services provided by the Company’s directors and management, which amount was accrued as stock compensation expense at December 31, 2009.  No such stock based compensation was recorded for the three months ended December 31, 2010.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the three months ended December 31, 2009.

Interest Expense.  Net interest expense was $28,109 for the three months ended December 31, 2010 compared to $59,190 for the three months ended December 31, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the three months ended December 31, 2010 and 2009, no amounts were recorded for GGT expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period, which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge at June 30, 2009 to write off the balance of our equity investment.

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended December 31, 2010 and 2009, dividends of $14,311 and are included in accrued expenses at December 31, 2010, and were subsequently paid in January 2011.  For the three months ended December 31, 2009, dividends of $14,311 and are included in accrued expenses at December 31, 2009, and were paid in January 2010.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,800,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations – Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

We recognized a net (loss) attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(160,285) ($(0.02) per share) for the six months ended December 31, 2010, compared to a net loss attributable to common shareholders after dividends of $28,622, of $(208,509) ($(0.03) per share) for the six months ended December 31, 2009.

Revenues

Casino revenues for the six months ended December 31, 2010 were $2,865,276 compared to $3,090,071 for the six months ended December 31, 2009, a decrease of $(224,795) or 7.3%.  Total casino revenues for the Bull Durham were $1,763,629 and $1,896,207 for the six months ended December 31, 2010 and 2009, respectively, a decrease of $(132,438) or 7.0%.  Total casino revenues for Doc Holliday were $1,101,507 and $1,193,864 for the six months ended December 31, 2010 and 2009, respectively, a decrease of $(92,357) or 7.7%.  Total casino coin-in was down 6.9% for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  We also experienced a decrease of 0.03% in our hold percentage for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $5,998 from $76,210 to $82,208 for the six months ended December 31, 2009 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the six months ended December 31, 2010 and 2009.  The following table summarizes such expenses for comparison and discussion purposes:

	For the six months ended
	December 31, 2010	December 31, 2009	$ Change	% Change
Labor & Benefits	$1,027,093	$1,072,639	$(45,546)	-4.2%
Marketing & Advertising	624,838	596,644	28,194	4.7%
Depreciation & Amortization	230,955	287,274	(56,319)	-19.6%
Food & Beverage	177,301	174,979	2,322	1.3%
Repair, Maintenance & Supplies	126,831	124,713	2,118	1.7%
Device fees	211,037	216,020	(4,983)	-2.3%
Professional fees	25,140	67,246	(42,106)	-62.6%
Insurance, Taxes & Licenses	88,481	84,412	4,069	4.8%
Utilities & Telephone	88,213	91,091	(2,878)	-3.2%
Occupancy	140,972	121,572	19,400	16.0%
Other casino expenses	28,509	60,325	(31,816)	-52.7%
	$2,769,370	$2,896,915	$(127,545)	-4.4%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 4.2% decrease is primarily attributable to decreases in casino salaries, wages and benefits, primarily attributed to labor adjustments resulting from changes of casino volume.  Total labor and benefits costs as a percentage of casino revenues increased from 34.7% to 35.8% for the six months ended December 31, 2009 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 4.7% increase is primarily attributed to an increase in periodic purchases of marketing supplies and increases in monthly promotional efforts designed to attract and retain casino customers.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $56,319 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 6.2% and 5.7% for the six months ended December 31, 2010 and 2009, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.4% and 4.0% for the six months ended December 31, 2010 and 2009, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The slight decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is attributable to a decrease in director fees to the Board of Directors of Casinos USA of approximately $(48,000) from $51,000 to $3,000 for the six months ended December 31, 2009 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of approximately $4,000 is primarily attributed to increases in casino property taxes.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.1% and 2.7% for the six months ended December 31, 2010 and 2009, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.1% and 2.9% for the six months ended December 31, 2010 and 2009, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2010, prepaid rent credits available to offset future rent payments was approximately $67,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to rent abatement in the total aggregate amount of $40,000 prorated over a six-month term in the amount of $6,667 per month beginning in February 2010, and continued through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.0% and 2.0% for the six months ended December 31, 2010 and 2009, respectively.

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

Total operating, general, and administrative costs were $88,008, as compared to $200,290 for the six months ended December 31, 2010 and 2009, respectively, a decrease of $112,282.  The decrease is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $65,000 ($.20 per share) in consideration of services provided by the Company’s directors and management, which amount was accrued as stock compensation expense at December 31, 2009.  No such stock based compensation was recorded for the six months ended December 31, 2010.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the six months ended December 31, 2009.

Loss on asset disposals

During the six months ended December 31, 2010 we disposed certain casino equipment with a remaining book value of $232, which was recorded as a loss on asset disposals.

Interest Expense

Net interest expense was $57,121 for the six months ended December 31, 2010 compared to $96,543 for the six months ended December 31, 2009, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in

March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Global Gaming Technologies: On February 28, 2006, we entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  GGT was formed for the purpose of bringing to market two games of poker developed by the other party to the agreement, whose contribution included all of his intellectual property rights related to the two games which he developed.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  At this time GGT has no revenues and none are expected until such time that patent protections are secured and significant marketing of the games can commence.  The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development and organizational costs.  For the six months ended December 31, 2010 and 2009, no amounts were recorded for GGT expenditures.

During the quarter ended June 30, 2009 we determined the investment in GGT was impaired due to GGT’s inability to secure patents for the games in a reasonable time period, which has provided significant uncertainty regarding the outcome of the patent process.  Should patent protections not be obtained, the exclusivity of the games could be severely impaired, thereby significantly reducing the potential value of the games to GGT.  Because of these uncertainties we believe the investment impairment is other than temporary, and as such we recorded an impairment charge at June 30, 2009 to write off the balance of our equity investment.

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the six months ended December 31, 2010 and 2009, dividends of $28,622 were declared on the Series D Preferred Stock, of which $14,311 had been paid as of December 31, 2010.  The remaining accrued dividends are included in accrued expenses at December 31, 2010, and were subsequently paid in January 2011.  For the six months ended December 31, 2009, dividends of $28,622 were declared on the Series D Preferred Stock, of which $14,311 had been paid as of December 31, 2009.  The remaining accrued dividends are included in accrued expenses at December 31, 2009 and were paid in January 2010.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $5,800,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2010, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its operating cash flows to near break-even.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

On December 30, 2009 we consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  Upon execution of the agreement, the Company paid to the note holder a loan extension fee of $2,585, and $8,000 to reimburse the note holder for legal and other costs associated with the modification.  The agreement required a principal pay down of

$100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  In December 2010, the Company exercised its option to extend the maturity date of this Note to December 31, 2011 by an additional $50,000 principal pay down of the Note. Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company will have the additional option to extend the maturity date of the Note to December 31, 2012.  After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we have been making interest and additional monthly principal reduction payments of $12,500, which the note holder has been accepting without protest.  As of the date of this report, the note holder has not executed the modification agreement, and as such all principal totaling $214,666 is considered in technical default and is classified as a current obligation.

At December 31, 2010, the Company had cash and cash equivalents of $637,613, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at December 31, 2010 were in excess of funds required by gaming regulations.

Our working capital increased by $11,182 to a working capital deficit of $(516,507) at December 31, 2010 from a working capital deficit of $(527,689) at June 30, 2010.  The working capital deficit is entirely due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short-term liabilities at December 31, 2010.  Cash flows generated from our operations have been sufficient to service the monthly installments on our debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $291,671 for the six months ended December 31, 2010.  For the six months ended December 31, 2009, operating activities provided net cash of $102,515.

The year-over-year increase in cash provided by operating activities was primarily the result of changes in our accrued gaming income during the six months ended December 31, 2010 and represents the deposits of cash held in our gaming machines at December 31, 2010.

Cash used in investing activities was $157,251 for the six months ended December 31, 2010, and primarily represents the $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, and purchases of gaming and security equipment.  Cash used in investing activities was $91,502 for the six months ended December 31, 2009, and represents purchases of gaming and security equipment.

For the year ended June 30, 2011 and depending upon available capital resources, we expect to acquire up to approximately $100,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used in financing activities were $(75,391) for the six months ended December 31, 2010, compared to cash used of $(636,082) during the six months ended December 31, 2009.  During the six months ended December 31, 2010 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

Principal payments on debt totaled $151,377 and $149,681 for the six months ended December 31, 2010 and 2009, respectively, and represent principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the six months ended December 31, 2010 and 2009 we made $15,547 and $1,913, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the six months ended December 31, 2010 and 2009, dividends declared on June 30 and September 30, 2010 and 2009 of $28,467 were paid to the holders of the Series D Preferred Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short-term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current difficult conditions in the financial services markets may materially and adversely impact our business

Recent dramatic declines in the values of, among other things, various derivative instruments, credit default swaps and the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have also led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a general reduction of business activity.  A continuation of these conditions could have, among other things, the following potential negative effects:

1)

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and,

2)

While we do not depend on credit from the financial markets to finance our operations, all our long-term debt matured during 2009.  The financial markets have experienced disruptions that have had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt is affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our matured long-term debt.

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

GLOBAL CASINOS, INC.

Date: February 14, 2011	By _/s/ Clifford L. Neuman_________
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 14, 2011	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer