Form 10-Q
period 2011-03-31
GLOBAL CASINOS INC
filed 2011-05-16
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of April 28, 2011, the Registrant had 6,798,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and June 30, 2010, and its results of operations for the three and nine month periods ended March 31, 2011 and 2010, its statements of stockholders’ equity for the period July 1, 2009 through March 31, 2011, and its cash flows for the nine month periods ended March 31, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 583,994	$ 578,584
Accrued gaming income	188,959	294,061
Inventory	22,373	22,636
Prepaid expenses and other current assets	57,885	90,027

Total current assets	853,211	985,308

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,137,271
Equipment	3,128,268	3,186,475
Total land, building and improvements, and equipment	7,784,438	7,841,696
Accumulated depreciation	(5,042,807)	(4,795,894)
Land, building and improvements, and equipment, net	2,741,631	3,045,802

Goodwill	1,008,496	1,008,496
Investment in ImageDoc	120,000

Total assets	$ 4,723,338	$ 5,039,606

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2011	June 30, 2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 150,973	$ 89,745
Accounts payable, related parties	3,528	11,410
Accrued expenses	260,060	334,859
Accrued interest	14,742	11,121
Other current liabilities	97,272	99,298
Joint venture obligation	25,750	25,750
Current portion of long-term debt	754,388	913,479
Current portion of loan participation obligations	32,552	27,335
Total current liabilities	1,339,265	1,512,997

Long-term debt, less current portion	157,505	165,002

Loan participation obligations, less current portion	199,878	225,287

Convertible debt	120,000	-

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,798,488 and 6,420,488 shares issued and outstanding	339,925	321,025
Additional paid-in capital	14,203,225	14,183,355
Accumulated deficit	(12,737,460)	(12,469,060)
Total equity	2,906,690	3,136,320

Total liabilities and stockholders' equity	$ 4,723,338	$ 5,039,606

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2011 and 2010 (unaudited)

	2011	2010

Revenues:
Casino	$ 1,378,214	$ 1,535,909
Promotional allowances	(48,692)	(42,861)
Net Revenues	1,329,522	1,493,048

Expenses:
Casino operations	1,337,361	1,395,044
Operating, general, and administrative	57,838	31,914
Loss on asset disposals	2,186	-
Impairment	-	890,000

	1,397,385	2,316,958

Income (loss) from operations	(67,863)	(823,910)

Other income (expense):
Interest	(26,252)	(28,498)

Income (loss) before provision for income taxes	(94,115)	(852,408)
Provision for income taxes	-	-

Net income (loss)	(94,115)	(852,408)

Series D Preferred dividends	(14,000)	(14,000)
Net income (loss) attributable to common shareholders	$ (108,115)	$ (866,408)

Earnings (loss) per common share:
Basic	$ (0.02)	$ (0.14)
Diluted	$ (0.02)	$ (0.14)

Weighted average shares outstanding:
Basic	6,498,055	6,344,655
Diluted	6,498,055	6,344,655

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2011 and 2010 (unaudited)

	2011	2010

Revenues:
Casino	$ 4,243,490	$ 4,625,980
Promotional allowances	(130,900)	(119,071)
Net Revenues	4,112,590	4,506,909

Expenses:
Casino operations	4,106,731	4,291,959
Operating, general, and administrative	145,846	264,704
Loss on asset disposals	2,418	-
Impairment	-	890,000
	4,254,995	5,446,663

Income (loss) from operations	(142,405)	(939,754)

Other income (expense):
Interest	(83,373)	(125,041)
Income (loss) before provision for income taxes	(225,778)	(1,064,795)
Provision for income taxes	-	-

Net income (loss)	(225,778)	(1,064,795)

Series D Preferred dividends	(42,622)	(42,622)
Net income (loss) attributable to common shareholders	$ (268,400)	$ (1,107,417)

Earnings (loss) per common share:
Basic	$ (0.04)	$ (0.18)
Diluted	$ (0.04)	$ (0.18)

Weighted average shares outstanding:
Basic	6,445,966	6,131,041
Diluted	6,445,966	6,131,041

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2009 through March 31, 2011

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,085,449	$ (11,301,615)	$ 4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors	-	-	-	-	325,000	16,250	81,250	-	97,500
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,110,667)	(1,110,667)
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250	-	32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500	-	6,000
Common stock issued to director under loan participation agreement					3,000	150	120	-	270
Series D Preferred dividends	-	-	-	-	-	-	-	(42,622)	(42,622)
Net loss	-	-	-	-	-	-	-	(225,778)	(225,778)
Balance as of March 31, 2011 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (12,737,460)	$ 2,906,690

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2011 and 2010 (unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (225,778)	$ (1,064,795)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	342,821	428,404
Impairment	-	890,000
Loan participation fees paid with common stock	6,270	20,170
Professional fees paid with common stock	-	3,500
Stock based compensation	32,500	97,500
Loss on disposals of fixed assets	2,418	-
Changes in operating assets and liabilities
Accrued gaming income	105,102	22,764
Inventories	263	(2,155)
Other current assets	32,142	(11,640)
Accounts payable and accrued expenses	(21,297)	(125,184)
Accrued interest	3,621	(2,411)
Other current liabilities	(2,026)	14,535
Net cash provided by operating activities	276,036	270,688
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(120,000)	-
Purchases of building improvements and equipment	(41,068)	(94,391)
Proceeds from sale of assets	-	200
Investment in Global Gaming Technologies	-	(100)
Net cash used in investing activities	(161,068)	(94,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	120,000	-
Purchase of casino mortgage	-	(721,021)
Proceeds from loan participation obligations	-	265,000
Principal payments on long-term debt	(166,588)	(213,739)
Payments on loan participation obligations	(20,192)	(6,039)
Payment of Series D preferred stock dividends	(42,778)	(42,778)
Net cash used in financing activities	(109,558)	(718,577)
Net increase (decrease) in cash	5,410	(542,180)
Cash at beginning of period	578,584	1,205,880
Cash at end of period	$ 583,994	$ 663,700
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 79,816	$ 124,667
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ -	$ 30,663
Accrued and unpaid dividends on Series D preferred stock	$ 14,000	$ 14,000
Cashless exercise of stock options by officer	$ -	$ 3,864

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

As of March 31, 2011, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At March 31, 2011, the Company had approximately $68,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, and June 30, 2010, $188,959 and $294,061 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the nine months ended March 31, 2011 and 2010 was $342,821 and $428,404, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,123 and $221 for the nine months ended March 31, 2011 and 2010, respectively.

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

Potentially dilutive shares of 135,000 were not included in the calculations of diluted earnings per share for the nine months ended March 31, 2011 and 2010, as their inclusion would have been anti-dilutive, and represent out of the money stock options.

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

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share, and as such $32,500 of stock based compensation was recorded for the nine months ended March 31, 2011.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share, and as such $97,500 of stock based compensation is included in operating, general and administrative expenses for the nine months ended March 31, 2010.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the nine months ended March 31, 2011 and 2010, there were no differences between reported net income and comprehensive income.

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

There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company has completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of March 31, 2011 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

3.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(890,000)
Total Goodwill as of March 31, 2011	$ 1,008,496

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

No interim analysis was performed at March 31, 2011 as no significant changes in the reporting unit’s operations occurred during the nine months ended March 31, 2011.

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

At March 31, 2011, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2011.	$ 429,474

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

167,402 104,350
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	210,667
Total notes payable and long-term debt	911,893
Less current portion	(754,388)
Long-term debt, net	$ 157,505

Scheduled maturities of notes payable and long-term debt for the one year periods ending March 31st is as follows:

2011	$ 754,388
2012 2013	10,719 146,786 $ 911,893

5.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the nine months ended March 31, 2011.

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 3,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the nine months ended March 31, 2011.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At March 31, 2011, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 219,146
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	13,284
Total loan participation obligations	232,430
Less current portion	(32,552)
Loan participation obligations, less current portion	$ 199,878

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at March 31, 2011.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of March 31, 2011 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of March 31, 2011 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On March 31, 2011, $14,000 of dividends were declared and are included in accrued expenses at March 31, 2011.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of March 31, 2011, no shares of Series E Convertible Preferred Stock have been issued.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.  As discussed above, the participant is also entitled to 50,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the nine months ended March 31, 2011.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.  As discussed above, the participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the nine months ended March 31, 2011.

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date, and as such $32,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the nine months ended March 31, 2011.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At March 31, 2011 the total credit available to apply against future rent payments was approximately $55,000.  Rent expense for the nine months ended March 31, 2011 and 2010, net of monthly applied expense credits was $213,595 and $182,025, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2011 the system had a book value of approximately $50,000.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2011	$ 62,449
2012	277,170
2013	304,344
2014	304,344
2015	25,362
Total	$ 973,719

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2009	235,000	$ 0.62
Granted	-
Exercised	(77,273)	$ 0.10
Surrendered	(22,727)	$ 0.10
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at March 31, 2011	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at March 31, 2011:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	1.8 years	$ 1.00	135,000	$ 1.00

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

For the nine months ended March 31, 2011 and 2010 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the nine months ended March 31, 2011 and 2010, no amounts were charged to operating, general and administrative expenses associated with this agreement.  The agreement was terminated in November 2010.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and had been extended on a month-to-month as-needed basis.  For the nine months ended March 31, 2011 and 2010, $2,000 and $16,000, respectively, were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

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

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2011 and 2010, his billings to the Company totaled $55,829 and $66,482 respectively.  At June 30, 2010 and March 31, 2011, amounts due to him were $6,660 and $1,903, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2011 and 2010, his billings to the company for services were $23,625 and $21,200, respectively.  At June 30, 2010 and March 31, 2011, amounts due him were $1,625 and $2,750, respectively, and are included in accounts payable, related parties.

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share as determined by market trading activity on and around the award date.

On December 30, 2009 the Company executed an Allonge and Loan Participation Agreement whereby the Company assigned to a director for an undivided 2.08% interest in a mortgage note receivable from the Bull Durham Casino for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As discussed above, the participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on the anniversary date.  This transaction is further discussed in footnote titled “Loan Participation Obligations.”

13.     INVESTMENT IN GLOBAL GAMING TECHNOLOGIES

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker, which he individually developed.  The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.  The initial cash contribution will be used to further develop the two games and to investigate possible patent protection.  At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of March 31, 2011, GGT had no revenues.

The investment is being accounted for under the equity method.  Its cash outlays have primarily been related to investigating patent protection for the products under development and for various product development, organizational start-up costs and limited marketing efforts.  For the nine months ended March 31, 2011 and 2010 we have recorded no amounts for various GGT product development expenditures.

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

As of March 31, 2011, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.

14.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2011.

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

As of March 31, 2011, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We recognized a net (loss) attributable to common shareholders after $14,000 of dividends on our Series D preferred stock of $(108,115) ($(0.02) per share) for the three months ended March 31, 2011, compared to a net loss attributable to common shareholders after dividends of $14,000, of $(866,408) ($(0.14) per share) for the three months ended March 31, 2010.  The decrease in the net loss for the period is primarily attributed to a goodwill impairment charge of $890,000 recorded at March 31, 2010, which is further discussed below.

Revenues

Casino revenues for the three months ended March 31, 2011 were $1,378,214 compared to $1,535,909 for the three months ended March 31, 2010, representing a decrease of $157,695, or 10.3%.  Total casino revenues for the Bull Durham were $893,801 and $944,490 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $(50,689) or 5.4%.  Total casino revenues for Doc Holliday were $484,413 and $591,419 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $(107,006) or 18.1%.  Total casino coin-in was down 9.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We also experienced a decrease of 0.28% in our hold percentage for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $5,831 from $42,861 to $48,692 for the three months ended March 31, 2010 and 2011, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended March 31, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2011	March 31, 2010	$ Change	% Change
Labor & Benefits	$497,001	$527,442	$(30,441)	-5.8%
Marketing & Advertising	296,959	306,282	(9,323)	-3.0%
Depreciation & Amortization	111,865	141,130	(29,265)	-20.7%
Food & Beverage	79,992	78,350	1,642	2.1%
Repair, Maintenance & Supplies	57,947	58,253	(306)	-0.5%
Device fees	105,288	104,703	585	0.6%
Professional fees	10,980	9,540	1,440	15.1%
Insurance, Taxes & Licenses	51,696	50,336	1,360	2.7%
Utilities & Telephone	44,090	45,448	(1,358)	-3.0%
Occupancy	72,623	60,453	12,170	20.1%
Other casino expenses	8,920	13,107	(4,187)	-31.9%
	$1,337,361	$1,395,044	$(57,683)	-4.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 5.8% decrease is primarily attributable to certain casino employee bonuses totaling approximately $21,000 paid during the quarter ended March 31, 2010.  No such bonuses were paid during the three months ended March 31, 2011.  Total labor and benefits costs as a percentage of casino revenues increased from 34.3% to 36.1% for the three months ended March 31, 2010 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 3.0% decrease during the comparable quarter ended March 31, 2011 is primarily attributed to decreases in periodic purchases of marketing supplies and monthly promotional efforts designed to attract and retain casino customers due to cash constraints resulting from decreases in casino revenues as discussed above.  Total marketing and advertising costs as a percentage of casino revenues were 21.5% and 19.9% for the three months ended March 31, 2011 and 2010, respectively.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $29,265 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce casino operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.8% and 5.1% for the three months ended March 31, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.2% and 3.8% for the three months ended March 31, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  Total professional fees as a percentage of casino revenues were 0.8% and 0.6% for the three months ended March 31, 2011 and 2010, respectively.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.8% and 3.3% for the three months ended March 31, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.2% and 3.0% for the three months ended March 31, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2011, prepaid rent credits available to offset future rent payments were approximately $55,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2011 the system had a book value of approximately $50,000.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 0.6% and 0.9% for the three months ended March 31, 2011 and 2010, respectively.

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

Total operating, general, and administrative costs were $57,838, as compared to $31,914 for the three months ended March 31, 2011 and 2010, respectively, an increase of $25,924, and is attributable to certain non-cash stock based compensation recorded during the quarter ended March 31, 2011.  On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share, and as such $32,500 of stock based compensation was recorded for the three months ended March 31, 2011.  No such stock based compensation was recorded for the three months ended March 31, 2010.

Loss on Asset Disposals:

During the three months ended March 31, 2011 we disposed certain casino equipment with a book value of $2,186.  There were no proceeds received regarding these disposals.  The resulting $2,186 loss was recorded as a loss on asset disposals.  No disposals were made during the nine months ended March 31, 2010 that resulted in asset sale gains or losses.

Impairment of Goodwill:

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

The analysis incorporated four discounted cash flow models: zero to slow growth, slow to moderate growth; moderate growth; and, moderate to aggressive growth.  Revenue growth assumptions used in the models varied from 1% per year in the zero to slow growth model to 5% per year in the aggressive growth model.  Operating expense growth was dependent upon the revenue growth and reflected increases in personnel and other operating costs necessary to support the associated revenue growth assumption.  Operating expense growth assumptions used in the models varied from 0.25% per year in the zero to slow growth model to 2.5% per year in the aggressive growth model.  In all models, fiscal year 2011 did not include the full growth assumptions as we anticipated fiscal year 2011 growth would continue to be sluggish due to expectations regarding local and regional economic conditions.

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

No analysis of impairment was considered necessary for the period ended March 31, 2011.  However, a valuation of the goodwill is performed each June.

Interest Expense

Net interest expense was $26,252 for the three months ended March 31, 2011 compared to $28,498 for the three months ended March 31, 2010, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended March 31, 2011, dividends of $14,000 were declared and are included in accrued expenses at March 31, 2011.  The dividends were subsequently paid in April 2011.  For the three months ended March 31, 2010, dividends of $14,000 were declared and are included in accrued expenses at March 31, 2010, and were paid in April 2010.

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

Results of Operations – Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

We recognized a net (loss) attributable to common shareholders after $42,622 of dividends on our Series D preferred stock of $(268,400) ($(0.04) per share) for the nine months ended March 31, 2011, compared to a net loss attributable to common shareholders after dividends of $42,622, of $(1,107,417) ($(0.18) per share) for the nine months ended March 31, 2010.  The decrease in the net loss for the period is primarily attributed to a goodwill impairment charge of $890,000 recorded at March 31, 2010, which is further discussed below.

Revenues

Casino revenues for the nine months ended March 31, 2011 were $4,243,490 compared to $4,625,980 for the nine months ended March 31, 2010, a decrease of $(382,490) or 8.3%.  Total casino revenues for the Bull Durham were $2,657,570 and $2,840,697 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of $(183,127) or 6.4%.  Total casino revenues for Doc Holliday were $1,585,920 and $1,785,283 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of $(199,363) or 11.2%.  Total casino coin-in was down 9.3% for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  We also experienced a decrease of 0.18% in our hold percentage for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $11,829 from $119,071 to $130,900 for the nine months ended March 31, 2011 and 2010, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the nine months ended March 31, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2011	March 31, 2010	$ Change	% Change
Labor & Benefits	$1,504,093	$1,614,718	$(110,625)	-6.9%
Marketing & Advertising	921,616	902,925	18,691	2.1%
Depreciation & Amortization	342,821	428,404	(85,583)	-20.0%
Food & Beverage	257,293	253,329	3,964	1.6%
Repair, Maintenance & Supplies	184,778	168,333	16,445	9.8%
Device fees	316,324	320,724	(4,400)	-1.4%
Professional fees	36,120	76,786	(40,666)	-53.0%
Insurance, Taxes & Licenses	140,178	134,662	5,516	4.1%
Utilities & Telephone	132,303	136,539	(4,236)	-3.1%
Occupancy	213,595	182,025	31,570	17.3%
Other casino expenses	57,610	73,514	(15,904)	-21.6%
	$4,106,731	$4,291,959	$(185,228)	-4.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 6.9% decrease is primarily attributable to certain casino employee bonuses totaling approximately $75,000 paid during the nine months ended March 31, 2010, as compared to $15,000 for the nine months ended March 31, 2011.  Total labor and benefits costs as a percentage of casino revenues increased from 34.9% to 35.4% for the nine months ended March 31, 2010 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The 2.1% increase is primarily attributed to an increase in periodic purchases of marketing supplies and increases in monthly promotional efforts designed to attract and retain casino customers.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $85,583 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 6.1% and 5.5% for the nine months ended March 31, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.4% and 3.6% for the nine months ended March 31, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is attributable to a decrease in director fees to the Board of Directors of Casinos USA of approximately $(48,000) from $52,666 to $4,500 for the nine months ended March 31, 2011 and 2010, respectively.  The decrease in the fees is the result of the resignation of certain directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of approximately $5,500 is primarily attributed to increases in casino property taxes.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.3% and 2.9% for the nine months ended March 31, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.1% and 3.0% for the nine months ended March 31, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2010, prepaid rent credits available to offset future rent payments was approximately $55,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2011 the system had a book value of approximately $50,000.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.4% and 1.6% for the nine months ended March 31, 2011 and 2010, respectively.

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

Total operating, general, and administrative costs were $145,846, as compared to $264,704 for the nine months ended March 31, 2011 and 2010, respectively, a decrease of $118,858.  The decrease is attributable to two primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $97,500 ($.30 per share) in consideration of services provided by the Company’s directors and management, and as such $97,500 of stock based compensation was recorded for the nine months ended March 31, 2010.  On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share, and as such $32,500 of stock based compensation was recorded for the nine months ended March 31, 2011.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the nine months ended March 31, 2010.

Loss on asset disposals

During the nine months ended March 31, 2011 we disposed certain casino equipment with a remaining book value of $2,418.  There were no proceeds received regarding these disposals.  The resulting $2,418 loss was recorded as a loss on asset disposals.  No disposals were made during the nine months ended March 31, 2010 that resulted in asset sale gains or losses.

Impairment of Goodwill:

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

The analysis incorporated four discounted cash flow models: zero to slow growth, slow to moderate growth; moderate growth; and, moderate to aggressive growth.  Revenue growth assumptions used in the models varied from 1% per year in the zero to slow growth model to 5% per year in the aggressive growth model.  Operating expense growth was dependent upon the revenue growth and reflected increases in personnel and other operating costs necessary to support the associated revenue growth assumption.  Operating expense growth assumptions used in the models varied from 0.25% per year in the zero to slow growth model to 2.5% per year in the aggressive growth model.  In all models, fiscal year 2011 did not include the full growth assumptions as we anticipated fiscal year 2011 growth would continue to be sluggish due to expectations regarding local and regional economic conditions.

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

No analysis of impairment was considered necessary for the period ended March 31, 2011.  However, a valuation of the goodwill is performed each June.

Interest Expense

Net interest expense was $83,373 for the nine months ended March 31, 2011 compared to $125,041 for the nine months ended March 31, 2010, and primarily represents regularly scheduled payments on various senior and junior mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the nine months ended March 31, 2011, dividends of $42,622 were declared on the Series D Preferred Stock, of which $28,622 had been paid as of March 31, 2011.  The remaining accrued dividends are included in accrued expenses at March 31, 2011.  For the nine months ended March 31, 2010, dividends of $42,622 were declared on the Series D Preferred Stock, of which $28,622 had been paid as of March 31, 2010.  The remaining accrued dividends are included in accrued expenses at March 31, 2010.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2011, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its operating cash flows.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments.  As of March 31, 2011, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $210,667 is considered in technical default and is classified as a current obligation.

At March 31, 2011, the Company had cash and cash equivalents of $583,994, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at March 31, 2011 were in excess of funds required by gaming regulations.

Our working capital improved by $41,635 to a working capital deficit of $(486,054) at March 31, 2011 from a working capital deficit of $(527,689) at June 30, 2010.  The working capital deficit is entirely due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, and as such is classified as short-term liabilities at March 31, 2011.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $276,036 for the nine months ended March 31, 2011.  For the nine months ended March 31, 2010, operating activities provided net cash of $270,688.  The year-over-year increase in cash provided by operating activities was primarily the result of changes in our accrued gaming income during the nine months ended March 31, 2011 and represents the deposits of cash held in our gaming machines at March 31, 2011.

Cash used in investing activities was $161,068 for the nine months ended March 31, 2011, and primarily represents the $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, and purchases of gaming and security equipment.  Cash used in investing activities was $94,291 for the nine months ended March 31, 2010, and represents purchases of gaming and security equipment.

For the year ended June 30, 2011 and depending upon available capital resources, we expect to acquire up to approximately $75,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $400,000, and as of the date of this report no specific financing has been obtained.

Cash flows used in financing activities were $(109,958) for the nine months ended March 31, 2011, compared to cash used of $(718,577) during the nine months ended March 31, 2010.  During the nine months ended March 31, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

Principal payments on debt totaled $166,588 and $213,739 for the nine months ended March 31, 2011 and 2010, respectively, and represent principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the nine months ended March 31, 2011 and 2010 we made $20,192 and $6,039, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the nine months ended March 31, 2011 and 2010, dividends declared on June 30, September 30 and December 31, 2010 and 2009 of $42,778 were paid to the holders of the Series D Preferred Stock.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL CASINOS, INC.

Date: May 16, 2011	By __/s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May 16, 2011	By: _/s/ Todd Huss -------------
Todd Huss, Chief Financial Officer