Form 10-K
period 2011-06-30
GLOBAL CASINOS INC
filed 2011-10-13
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $5,549,213.

The number of shares outstanding of the registrant’s common stock, as of October 4, 2011, is 6,798,488.

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

       As of June 30, 2011, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity that ~~which~~ owns certain gaming technology.  This investment is being accounted for under the equity method.

Description of Operations

Casinos U.S.A. - The Bull Durham Saloon and Casino

       Background: Casinos U.S.A. was acquired on November 19, 1993.  Global Casinos acquired 100% of the outstanding common stock of Casinos U.S.A., Inc., a Colorado corporation, and Lincoln Corporation ("Lincoln") and Woodbine Corporation ("Woodbine"), both South Dakota corporations, in exchange for 253,500 shares of the Company's common stock. Lincoln and Woodbine operated the Last Chance Saloon and Lillie's, respectively; both located in Deadwood, South Dakota.  The Company permanently closed the Last Chance Saloon on May 31, 1994 and Lillie's on June 30, 1995 due to unprofitable operations.  Both Lincoln and Woodbine are now inactive corporations.

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,410,592 in debt, as of June 30, 2011.

       As of June 30, 2011, we operated 188 slot machines.  The Bull Durham does not operate any table games.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  During the past year, we replaced or upgraded 16 machines.  The current popular trend is in the "penny" machines.

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

In March 2008, in order to provide some of the cash necessary to permit the Company to acquire Doc Holliday, Astraea Investment Management, LP, as Trustee (“Astraea”) consented to Casinos USA lending $550,000 to Global Casinos.  The loan is evidenced by an unsecured promissory note that was assigned to Astraea as further collateral for its mortgage notes.  As part of the arrangement, Casinos USA agreed to an increase in the interest rate applicable to the two Astraea mortgage notes to 12% per annum.  As part of Global Casino’s purchase of the Astraea mortgage note in December 2009, the intercompany note between Casinos USA and Global Casinos was reassigned to Casinos USA. The promissory note was due June 30, 2009, was outstanding at June 30, 2011, and eliminates in consolidation.

In June 2009, Casinos USA loaned an additional $100,000 to Global Casinos. The proceeds of the loan were used to fund, in part, the purchase and installation of a digital surveillance system at Doc Holliday to comply with a new mandate of the Division of Gaming.  The loan was evidenced by a promissory note, which was repayable in two equal installments of $50,000 each, payable out of the quarterly profit distributions payable by Casinos USA to Global Casinos for the quarters ended June 30 and September 30, 2009.  Both installments have been paid as scheduled and the note cancelled.

Effective January 1, 2010,   Casinos USA entered into a Credit Agreement with Doc Holliday Casino II, LLC pursuant to which Casinos USA agreed to make available to Doc Holliday a revolving line of credit with a maximum loan balance of $500,000.  The Credit Agreement is secured by a UCC security interest in all of the assets of Doc Holliday.  The obligation under the Credit Agreement is eliminated in consolidation.

Management is currently working to obtain debt or equity financing, or a combination of both, to restructure all Company debt.  No agreements have been made as of the date of this report, and there can be no assurance such financing will be obtained.

Doc Holliday Casino II, LLC

Background: On March 18, 2008 the Company completed its acquisition of substantially all the assets and certain liabilities of the Doc Holliday Casino through a newly created wholly-owned subsidiary Doc Holliday Casino II, LLC (“Doc Holliday”).  The operating results of Doc Holliday have been included in the consolidated financial statements since that date.  Doc Holliday is a limited stakes gaming establishment located in Central City, Colorado and is generally considered to be in the same market and gaming environment as the Bull Durham Saloon and Casino.  Our acquisition of Doc Holliday gives us an opportunity to benefit from joint marketing efforts, and to a lesser degree reduce our administrative operating expenses through economies of scale.

          Operations: Doc Holliday is located approximately one hour from Denver, Colorado in the mountain town of Central City.  The Company has operated Doc Holliday since March 2008. The casino holds a retail liquor license issued by the State of Colorado and offers limited food service in addition to beverages.

       Presently, the casino occupies approximately 12,710 square feet of space located at 129 - 131 Main Street in Central City, Colorado.  The casino occupies that space under a lease that expires in July 2015. There are presently no options to renew or extend the lease. The current monthly base rent, as amended, is $20,833.33 plus triple net expenses, subject to a three percent cap on annual increases.  The monthly base rent escalates to $25,362 beginning January 2012 through the end of the lease term.

       As of June 30, 2011, we operated 193 slot machines. In September 2010, all table games consisting of Three Card Poker, Texas Hold’em, and Blackjack, were removed from the casino floor to provide additional space for slot machines.

       New slot machine designs are introduced every year by the equipment manufacturers.  Certain games become more popular and older games tend to become less popular.  Since acquiring Doc Holliday in March 2008, we replaced or upgraded 18 machines.  The current popular trend is in the "penny" machines.

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

       Ownership and operation of gaming establishments are extensively regulated by states in which 3such activities are permitted.  Colorado has adopted numerous statutes and regulations covering limited stakes gaming operations.  Existing regulation includes various aspects of the gaming industry, including ownership, operation and employment in all limited stakes gaming operations, taxation of revenues and regulation of equipment utilized in connection with such activities.  Virtually all aspects of ownership and operation of gaming facilities require licensing by the state.  Operators, machine manufacturers and distributors, employees and retailers are all subject to extensive investigation and regulation prior to licensing to engage in gaming activities.  The procedure for obtaining these licenses is time consuming and costly.  Prior to November 1, 2002, Global held a gaming license to operate the Bull Durham.  Effective November 1, 2002, the gaming license was transferred to Casinos, U.S.A., Inc., our subsidiary that owns the Bull Durham, as part of an overall restructuring of our business operations under the Astraea Term Sheet.  This restructuring was undertaken, in part, at the behest of the Division of Gaming.

       Because the Company is a publicly traded corporation, each of the officers, directors and shareholders owning 5% or more of the equity interest prior to November 1, 2002, had to be approved by the Colorado Division of Gaming.  With the transfer of the gaming license to Casinos ~~,~~ U.S.A., the officers and directors of that subsidiary must be approved by the Division of Gaming.  The criteria established in determining the suitability to conduct such operations include financial history, criminal record and character, in addition to satisfaction of application procedures set forth in the existing regulations.

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

       Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at the federal, state and local levels.  The State of Colorado imposes a variable gaming tax on "adjusted gross proceeds" ("AGP"), which includes the total amount of all wagers made by players less all payments received by such players.  As revised in July 1999 the progressive tax rate ranges from 0.25% on the first $2,000,000 of AGP to 20% on AGP in excess of $15,000,000.  Local governmental units assess real and personal property taxes on the value of many assets, including land, building and gaming equipment.  In addition, the cit ies ~~y~~ of Black Hawk and Central City assess ~~es~~ "device fees" on each gaming device utilized in a casino.

Competition

       Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 17 casinos operating in the Black Hawk market.  Additionally, there are 7 casinos, including our Doc Holliday Casino, located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 8,313 slot machines in the Black Hawk market and 2,073 in the Central City market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2% of the Black Hawk market, while the Doc Holliday Casino represents approximately 9% of the total slot machines in Central City.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

Executive Officers and Employees

       The Company has three executive officers:  President is Clifford L. Neuman, its Secretary is Pete Bloomquist and its Chief Financial Officer is Todd Huss.  None of these executive officers is an employee or paid a salary.

       The Bull Durham operates with an on-site general manager who shares his duties with the Doc Holliday casino.  The Bull Durham currently employs 30 persons, including 28 that are considered full-time and 2 that are considered part-time.  The Doc Holliday casino currently employs 25 persons, including 14 that are considered full-time and 11 that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the Company believes its employee relations are good.

Global Gaming Technologies, LLC

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker. The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2011, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.  The investment equal to the amount of cash advanced to GGT was written off in previous periods.  As such, no further losses have been recorded.  As of June 30, 2011, GGT has had no revenues.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

Consultants

     On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the years ended June 30, 2011 and 2010, no amounts were charged to operating, general and administrative expenses associated with this agreement.  The agreement was terminated in November 2010.

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

            All of our assets have been pledged as security for the repayment of debt in the approximate amount of $1.3 million.  If we are unable to pay any of the debt, our assets would be subject to foreclosure by the creditor.  Should foreclosure occur, it is likely that we would be forced to discontinue operations and our interest in the assets could be forfeited.  These debts are currently due and we do not have the resources to retire the obligations.  If the debt holders demand payment we could be forced to seek bankruptcy protection or be forced to liquidate the assets to satisfy the debts.  We are currently engaged in discussions with both our existing lenders as well as new lenders to refinance the debt.  While we have no agreement or commitments, we are optimistic that a refinance can be accomplished on reasonable terms.

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

The existence of outstanding convertible securities, options and warrants may impair our ability to raise capital.

            At June 30, 2011, there were 835,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options and warrants at a weighted average exercise price of $1.00 per share, and 480,000 shares of common stock issuable upon conversion of convertible notes.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants and options are outstanding may be adversely affected and the existence of the warrants and options may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

            Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 26, 2011, there were 6,798,488 shares of our common stock issued and outstanding. Approximately 2,466,472 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.

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

Current difficult conditions in the financial services markets may materially and adversely impact our business

     Dramatic declines in the values of, among other things, various derivative instruments, credit default swaps and the housing market during the prior year s , with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have also led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a general reduction of business activity.  A continuation of these conditions could have, among other things, the following potential negative effects:

1.

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and

2.

While we do not depend on credit from the financial markets to finance our operations, most of our long-term debt has matured and must be refinanced.  As of June 30, 2011 a note payable to the seller of the Doc Holliday Casino in the amount of $366,667 had matured on

March 31, 2009, and was therefore in default. Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note until the cash flows of the Doc Holliday Casino allow for additional principal reductions.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments, however the note holder has not executed the modification agreement or a forebearance agreement, and as such all principal is considered in technical default.  At June 30, 2011 the note had a principal balance of $210,667.  And, as of the date of this report, other junior mortgage debt totaling $103,575 had also matured on September 19, 2009, and efforts to refinance or modify the terms of these notes with the noteholders have not been successful.  Since 2008, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

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

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2009 through June 30, 2011.

	High	Low

July - Sept 2009	$0.60	$0.25
Oct – Dec 2009	0.54	0.25
Jan – Mar 2010	0.43	0.21
Apr – June 2010	0.80	0.10

July - Sept 2010	$0.24	$0.11
Oct – Dec 2010	0.20	0.08
Jan – Mar 2011	0.19	0.09
Apr – June 2011	0.37	0.10

       The bid and ask prices of the Company's common stock as of October 4, 2011 were $0.36 and $0.39 respectively, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of October 4, 2011, there were approximately 717 record owners of the Company's common stock.

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

    None, except as previously disclosed.

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

Statement of Operations Data:	Year Ended June 30, 2011	Year Ended June 30, 2010
Total net revenues	$ 5,516,147	$ 5,952,229
Operating expenses	$ 6,786,685	$ 6,901,634
Net income (loss)	$ (1,379,431)	$ (1,110,667)
Net income (loss) attributable to common shareholders	$ (1,436,209)	$ (1,167,445)
Basic earnings (loss) per common share	$ (0.22)	$ (0.19)
Shares used in computing basic earnings per share	~~$~~ 6,533,855	6,203,204
Diluted earnings per share	$ (0.22)	$ (0.19)
Shares used in computing diluted earnings per share	6,533,855	6,203,204

Balance Sheet Data:	June 30, 2011	June 30, 2010
Working capital (deficit)	$ (472,057)	$ (527,689)
Total assets	$ 3,541,228	$ 4,996,926
Total liabilities	$ 1,802,347	$ 1,860,606
Stockholders' equity	$ 1,738,881	$ 3,136,320

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2011, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

We recognized a net loss attributable to common shareholders after $56,778 of dividends on our Series D preferred stock of $(1,436,209) ($(0.22) per share) for the year ended June 30, 2011, compared to a net loss attributable to common shareholders after dividends of $56,778, of $(1,167,445) ($(0.19) per share) for the year ended June 30, 2010.  The net losses for both years were significantly affected by goodwill impairment charges of $1,008,496 and $890,000 recorded at June 30, 2011 and March 31, 2010, respectively.  The impairment charges have resulted from the continuing poor operating results of our Doc Holliday Casino.

Revenues

Casino revenues for the year ended June 30, 2011 were $5,694,309 compared to $6,116,612 for the year ended June 30, 2010, a decrease of $(422,303) or 6.9%.  Total casino revenues for the Bull Durham were $3,594,373 and $3,735,230 for the years ended June 30, 2011 and 2010, respectively, a decrease of $(140,857) or 3.8%.  Total casino revenues for Doc Holliday were $2,099,936 and $2,381,382 for the years ended June 30, 2011 and 2010, respectively, a decrease of $(281,446) or 11.8%.  Total casino coin-in was down 7.0% for the year ended June 30, 2011 compared to the year ended June 30, 2010.  We also experienced an increase of 0.03% in our hold percentage for the year ended June 30, 2011 compared to the year ended June 30, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $13,779 from $164,383 to $178,162 for the years ended June 30, 2010 and 2011, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the years ended June 30, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Labor & Benefits	$2,044,393	$2,130,013	$(85,620)	-4.0%
Marketing & Advertising	1,244,040	1,217,898	26,142	2.1%
Depreciation & Amortization	432,541	558,950	(126,409)	-22.6%
Food & Beverage	339,696	340,009	(313)	-0.1%
Repair, Maintenance & Supplies	249,616	234,050	15,566	6.7%
Device fees	421,806	425,638	(3,832)	-0.9%
Professional fees	48,170	86,676	(38,506)	-44.4%
Insurance, Taxes & Licenses	206,807	185,487	21,320	11.5%
Utilities & Telephone	172,924	181,875	(8,951)	-4.9%
Occupancy	281,615	242,312	39,303	16.2%
Other casino expenses	42,277	85,899	(43,622)	-50.8%
	$5,483,885	$5,688,807	$(204,922)	-3.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 4.0% decrease is primarily attributable to certain casino employee bonuses totaling approximately $90,000 paid during the year ended June 30, 2010, as compared to $15,000 for the year ended June 30, 2011.  Total labor and benefits costs as a percentage of casino revenues increased from 34.8% to 35.9% for the years ended June 30, 2010 and 2011, respectively.

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

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $126,409 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.  However, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 6.0% and 5.6% for the years ended June 30, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.4% and 3.8% for the years ended June 30, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.  The decrease in the fees is attributable to fewer machines on the casino floor, particularly in the Doc Holliday casino as we adjust to customer activity.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The decrease in professional fees is attributable to a decrease in director fees to the Board of Directors of Casinos USA of approximately $(48,000) from $54,166 to $6,000 for the years ended June 30, 2010 and 2011, respectively.  The decrease in the fees is the result of the resignation of certain Casinos USA directors resulting from Global Casinos, Inc. purchase of the Bull Durham Casino first mortgage from the mortgage holder in November 2009.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of approximately $21,300 is primarily attributed to increases in casino property taxes and business license renewals.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.6% and 3.0% for the years ended June 30, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.0% for the each of the years ended June 30, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of June 30, 2010, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30, 2011 the system had a book value of approximately $45,000.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 0.7% and 1.4% for the years ended June 30, 2011 and 2010, respectively.

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

Total operating, general, and administrative costs were $171,886, as compared to $317,910 for the years ended June 30, 2011 and 2010, respectively, a decrease of $146,024, or 45.9%.  The decrease is attributable to three primary factors.  First, on January 18, 2010 the Company awarded an aggregate of 325,000 shares of common stock valued at $97,500 ($.30 per share) in consideration of services provided by the Company’s directors and management, and as such $97,500 of stock based compensation was recorded for the year ended June 30, 2010.  On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share, and as such $32,500 of stock based compensation was recorded for the year ended June 30, 2011.  Second, on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Upon the acquisition of the Note, we sold participations in the Note to two investors, one being a director of the Company, which also required the payment of participation fees in the form of common stock.  As such, we recorded loan participation fees totaling $20,170 and the issuance of 53,000 shares of the Company’s common stock during the year ended June 30, 2010.  Third, during the year ended June 30, 2010 we experienced additional legal and accounting expenses primarily resulting from the acquisition of the senior mortgage note as discussed above, as well as additional accounting and legal expenses associated with impairment evaluations of the goodwill that resulted from the purchase of the Doc Holliday Casino in 2008.  Total accounting and legal expenses were $112,682 and $151,277 for the years ended June 30, 2011 and 2010, respectively, a decrease of $38,595.

Loss on asset disposals

During the year ended June 30, 2011 we disposed certain casino equipment with a remaining book value of $2,418.  There were no proceeds received regarding these disposals.  The resulting $2,418 loss was recorded as a loss on asset disposals during the year ended June 30, 2011.  During the year ended June 30, 2010 we disposed certain casino equipment with a remaining book value of $4,917.  There were no proceeds received regarding these disposals.  The resulting $4,917 loss was recorded as a loss on asset disposals for the year ended June 30, 2010.

Impairment of Goodwill

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

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the entities operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded for the three months ended March 31, 2010 and the year ended June 30, 2010.

During fiscal year 2011, casino revenues continued to be adversely affected by various factors including the sluggish local and regional economic recovery, as well as local infrastructure construction in Central City that is directly affecting customer traffic at the casino.  On an annual basis, casino net revenues at the Doc Holliday casino were down approximately 13% from fiscal year 2010.  As such, the Company has modified its cash flow models used to determine the fair value of the casino to reflect this decline.  In addition, and based on operating estimates going forward, the Company has determined that the zero to moderate growth models best represent expected operating results for the casino at June 30, 2011, particularly given uncertainties regarding the strength and timing of the local and regional economic recoveries.  The models assume revenue growth rates in the 1% to 3% range over the next ten years, and return a negative reporting unit value approximately 700% less than the reporting unit’s carrying value per the Step 1 analysis.  The Step 2 analysis was performed, which included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the reporting unit’s operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment equal to the remaining carrying value of the goodwill of $1,008,496 was recorded for the year ended June 30, 2011.

Impairment of Investment in ImageDoc

During the quarter ended June 30, 2011, the Company determined that ImageDoc’s expected and realized cash flows were significantly less than initial expectations, which has delayed the preparation and filing of its Registration Statement as discussed above.  This raised substantial doubt regarding the current value of the investment.  As such, the Company has recorded an impairment charge equal to the original investment at June 30, 2011.  This investment is discussed further in Note 2 in the Notes to Consolidated Financial Statements contained in this report.

Interest Expense

Net interest expense was $108,893 for the year ended June 30, 2011 compared to $161,262 for the year ended June 30, 2010, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the year ended June 30, 2011, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2011.  The remaining accrued dividends are included in accrued expenses at June 30, 2011.  For the year ended June 30, 2010, dividends of $56,778 were declared on the Series D Preferred Stock, of which $42,622 had been paid as of June 30, 2010.  The remaining accrued dividends were included in accrued expenses at June 30, 2010.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,000,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2011, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its operating cash flows.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

While no additional agreements have been reached as of the date of this report, we have been in communication with the remaining junior mortgage note holders concerning the need to extend the maturity dates of the notes.  Until their maturity, all payments required under the notes had been made in a timely fashion, and we intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and as cash flows allow, smaller principal reduction payments.  As of June 30, 2011, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $210,667 is considered in technical default and is classified as a current obligation.

At June 30, 2011, the Company had cash and cash equivalents of $531,208, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2011 were in excess of funds required by gaming regulations.

Our working capital improved by $55,632 to a working capital deficit of $(472,057) at June 30, 2011 from a working capital deficit of $(527,689) at June 30, 2010.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, all of which is classified as short-term liabilities at June 30, 2011 and 2010.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $300,870 for the year ended June 30, 2011.  For the year ended June 30, 2010, operating activities provided net cash of $265,089.  The year-over-year increase in cash provided by operating activities was primarily the result of changes in certain current liabilities, and in our accrued gaming income during the year ended June 30, 2011, which represents the deposits of cash held in our gaming machines at June 30, 2011.

Cash used in investing activities was $161,068 for the year ended June 30, 2011, and primarily represents the $120,000 investment in common stock and stock purchase warrants of ImageDoc.com,

and purchases of gaming and security equipment.  Cash used in investing activities was $140,659 for the year ended June 30, 2010, and generally represents purchases of gaming and security equipment.

For the year ended June 30, 2012 and depending upon available capital resources, we expect to acquire up to approximately $50,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $500,000, and as of the date of this report no specific financing has been obtained.

Cash flows used in financing activities were $(144,498) for the year ended June 30, 2011, compared to cash used of $(794,406) during the year ended June 30, 2010.  During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

Principal payments on debt totaled $180,385 and $269,229 for the years ended June 30, 2011 and 2010, respectively, and represent principal payments on our mortgage debt, debt associated with the acquisition of the Doc Holliday casino, and equipment financing obligations.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the years ended June 30, 2011 and 2010 we made $27,335 and $12,378, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the year ended June 30, 2011 and 2010, dividends declared on June 30th, September 30th, December 31st, and March 31st totaling $56,778 were paid to the holders of the Series D Preferred Stock.

Effective January 1, 2010,  Casinos USA entered into a Credit Agreement with Doc Holliday Casino II, LLC pursuant to which Casinos USA agreed to make available to Doc Holliday a revolving line of credit with a maximum loan balance of $500,000.  The Credit Agreement is secured by a UCC security interest in all of the assets of Doc Holliday.  The obligation under the Credit Agreement is eliminated in consolidation.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010

3.	Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2011 and 2010

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Global Casinos, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the two years ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and cash flows for the two years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
October 12, 2011

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 531,208	$ 535,904
Accrued gaming income	275,425	294,061
Inventory	23,101	22,636
Prepaid expenses and other current assets	31,165	90,027
Total current assets	860,899	942,628
Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,137,271
Equipment	3,156,685	3,186,475
Total land, building and improvements, and equipment	7,812,855	7,841,696
Accumulated depreciation	(5,132,526)	(4,795,894)
Land, building and improvements, and equipment, net	2,680,329	3,045,802
Investment in ImageDoc	-	-
Goodwill	-	1,008,496
Total assets	$ 3,541,228	$ 4,996,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 108,717	$ 89,745
Accounts payable, related parties	14,073	11,410
Accrued expenses	304,186	334,859
Accrued interest	15,370	11,121
Other current liabilities	62,451	56,618
Joint venture obligation	25,750	25,750
Current portion of long-term debt	771,607	913,479
Current portion of loan participation obligations	30,802	27,335
Total current liabilities	1,332,956	1,470,317
Long-term debt, less current portion	154,906	165,002
Loan participation obligations, less current portion	194,485	225,287
Convertible debt	120,000	-
Total liabilities	$ 1,802,347	$ 1,860,606

Continued on following page

See accompanying notes to these financial statements

Continued from previous page

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011	June 30, 2010

Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting 600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,798,488 and 6,420,488 shares issued and outstanding	339,925	321,025
Additional paid-in capital	14,203,225	14,183,355
Accumulated deficit	(13,905,269)	(12,469,060)
Total equity	1,738,881	3,136,320
Total liabilities and stockholders' equity	$ 3,541,228	$ 4,996,926

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2011 and 2010

	2011	2010

Revenues:
Casino	$ 5,694,309	$ 6,116,612
Promotional allowances	(178,162)	(164,383)
Net Revenues	5,516,147	5,952,229

Expenses:
Casino operations	5,483,885	5,688,807
Operating, general, and administrative	171,886	317,910
Loss on asset disposals	2,418	4,917
Impairment – Goodwill	1,008,496	890,000
Impairment – Investment in ImageDoc	120,000	-
	6,786,685	6,901,634

Loss from operations	(1,270,538)	(949,405)

Other income (expense):
Interest	(108,893)	(161,262)
Loss before provision for income taxes	(1,379,431)	(1,110,667)
Provision for income taxes	-	-

Net loss	(1,379,431)	(1,110,667)

Series D Preferred dividends	(56,778)	(56,778)
Net loss attributable to common shareholders	$ (1,436,209)	$ (1,167,445)

Loss per common share:
Basic	$ (0.22)	$ (0.19)
Diluted	$ (0.22)	$ (0.19)

Weighted average shares outstanding:
Basic	6,533,855	6,203,204
Diluted	6,533,855	6,203,204

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2009 through June 30, 2011
	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2009	200,500	$ 401,000	700,000	$ 700,000	5,955,215	$ 297,761	$ 14,085,449	$ (11,301,615)	$4,182,595
Cashless exercise of stock options by officer	-	-	-	-	77,273	3,864	(3,864)	-	-
Common stock issued for retainer under consulting agreement	-	-	-	-	10,000	500	3,000	-	3,500
Common stock issued under loan participation agreement	-	-	-	-	50,000	2,500	16,500	-	19,000
Common stock issued to director under loan participation agreement	-	-	-	-	3,000	150	1,020	-	1,170
Common stock issued to officers and directors	-	-	-	-	325,000	16,250	81,250	-	97,500
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,110,667)	(1,110,667)
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250	-	32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500	-	6,000
Common stock issued to director under loan participation agreement					3,000	150	120	-	270
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,379,431)	$ (1,110,667)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	432,541	558,950
Impairment - Goodwill	1,008,496	890,000
Impairment – Investment in ImageDoc	120,000	-
Loan participation fees paid with common stock	6,270	20,170
Professional fees paid with common stock	-	3,500
Stock based compensation	32,500	97,500
Loss on disposals of fixed assets	2,418	4,917
Changes in operating assets and liabilities
Accrued gaming income	18,636	(103,545)
Inventories	(465)	(3,327)
Other current assets	58,862	10,764
Accounts payable and accrued expenses	(9,038)	(91,376)
Accrued interest	4,249	4,401
Other current liabilities	5,832	(16,198)
Net cash provided by operating activities	300,870	265,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(120,000)	-
Purchases of building improvements and equipment	(41,068)	(140,559)
Proceeds from sale of assets	-	-
Investment in Global Gaming Technologies	-	(100)
Net cash used in investing activities	(161,068)	(140,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	120,000	-
Purchase of casino mortgage	-	(721,021)
Proceeds from loan participation obligations	-	265,000
Principal payments on long-term debt	(180,385)	(269,229)
Payments on loan participation obligations	(27,335)	(12,378)
Payment of Series D preferred stock dividends	(56,778)	(56,778)
Net cash used in financing activities	(144,498)	(794,406)
Net decrease in cash	(4,696)	(669,976)
Cash at beginning of period	535,904	1,205,880
Cash at end of period	$ 531,208	$ 535,904
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 104,749	$ 156,567
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 28,417	$ 30,663
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ 14,156
Cashless exercise of stock options by officer	$ -	$ 3,864

See accompanying notes to these financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Organization and Consolidation

Global Casinos, Inc. (the "Company or "Global"), a Utah corporation, has two subsidiaries that operate two gaming casinos.

As of June 30, 2011, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2011, the Company had approximately $90,000 of cash or cash equivalents in financial institutions in non-insured accounts

Fair Value of Financial Instruments

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2011 and 2010, $275,425 and $294,061 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2011 and 2010 was $432,541 and $558,950, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $1,155 and $421 for the years ended June 30, 2011 and 2010, respectively.

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

Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the years ended June 30, 2011 and 2010, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share, and as such $32,500 of stock based compensation was recorded for the year ended June 30, 2011.

On January 18, 2010, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.30 per share, and as such $97,500 of stock based compensation is included in operating, general and administrative expenses for the year ended June 30, 2010.

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2011 and 2010, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for the Company in 2012 and will be applied retrospectively. This amendment will not change the manner in which the Company presents comprehensive income.

There are other various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

2.     INVESTMENT IN IMAGEDOC USA, INC.

On July 19, 2010, the Company executed a Common Stock and Warrant Purchase Agreement (“Purchase Agreement”) with ImageDoc USA, Inc. (“ImageDoc”), a Colorado corporation wherein, the Company agreed to purchase, for an aggregate purchase price of up to $120,000, up to an aggregate of 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc for a period of five years at an exercise price of $0.20 per share.  The investment represents less than 10% of all outstanding common stock and common stock equivalents of ImageDoc at the closing date.

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of June 30, 2011 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

During the quarter ended June 30, 2011, the Company determined that ImageDoc’s expected and realized cash flows were significantly less than initial expectations, which has delayed the preparation and filing of its Registration Statement as discussed above.  This raised substantial doubt regarding the current value of the investment.  As such, the Company has recorded an impairment charge equal to the original investment at June 30, 2011.

3.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of June 30, 2011	$ -

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  Due to various factors, the Company evaluated the goodwill recorded in our Doc Holliday Casino reporting unit during the quarter ended March 31, 2010, as well as the years ended June 30, 2010 and 2011, which is discussed below.

During the quarter ended March 31, 2010, and based on a combination of factors, including the ongoing poor local and regional economic environment, the sustained period of decline in the Company’s market capitalization, and poor operating results of the Doc Holliday Casino, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting unit’s recorded goodwill.

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

Because of the significant uncertainties regarding the local and regional economic recoveries, the results from the aggressive growth model were discarded.  The fair value calculated in the zero to slow growth model was also discarded as overly conservative and not indicative of historical performances nor does it appropriately reflect expected improvements over time in the local and regional economies.  Therefore, the best estimate of fair value based on the discounted cash flow model was determined to be between the slow to moderate growth and moderate growth models which utilized revenue growth assumptions of 3% to 4%, and expense growth assumptions of 1% to 2%.  The average fair value of these two models was approximately $700,000, and was assigned to the Step 1 analysis.  The result of the Step 1 analysis resulted in a fair value less than the recorded value of the reporting unit.  As such, Step 2 analysis was performed.  This analysis included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the reporting unit’s operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment to the carrying value of the goodwill in the amount of $890,000 was recorded during the three months ended March 31, 2010.

The Company’s evaluation for goodwill impairment at June 30, 2010 essentially mirrored the interim analysis performed as of March 31, 2010, with minor adjustments made to the reporting unit’s cash flow forecasts.  As no significant changes in either the operating or economic environment had occurred since the March 31, 2010 interim evaluation which is discussed in detail above, management determined all other pertinent assumptions and estimates remained unchanged from the that evaluation, including the 12% rate used to discount future cash flows, revenue and expense growth assumptions, asset investment assumptions, and utilization of the ten year horizon with no terminal value assigned.  Based on the June 30, 2010 evaluation, the fair value of the reporting unit including the goodwill exceeded its carrying value by approximately 20%.  As such, step two of the evaluation was not performed at June 30, 2010.

During fiscal year 2011, casino revenues continued to be adversely affected by various factors including the sluggish local and regional economic recovery, as well as local infrastructure construction in Central City that is directly affecting customer traffic at the casino.  On an annual basis, casino net revenues at the Doc Holliday casino were down approximately 13% from fiscal year 2010.  As such, the Company has modified its cash flow models used to determine the fair value of the casino to reflect this decline.  In addition, and based on operating estimates going forward, the Company has determined that the zero to moderate growth models best represent expected operating results for the casino at June 30, 2011, particularly given uncertainties regarding the strength and timing of the local and regional economic recoveries.  The models assume revenue growth rates in the 1% to 3% range over the next ten years, and return a negative reporting unit value approximately 700% less than the reporting unit’s carrying value per the Step 1 analysis.  The Step 2 analysis was performed, which included a hypothetical valuation of the reporting unit’s long term assets including its gaming and other fixed assets as if it had been acquired in a business combination.  For all other assets and liabilities the fair value and recorded values were considered equal.  After the allocation of the fair value to the reporting unit’s operating assets, the recorded value of the goodwill was in excess of its implied fair value, and as such an impairment adjustment equal to the remaining carrying value of the goodwill of $1,008,496 was recorded for the year ended June 30, 2011.

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

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made all required interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note until the cash flows of the Doc Holliday Casino allow for additional principal reductions.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments.  The note holder has not executed any modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At June 30, 2011, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2011.	$ 421,220

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $2,368, no interest, final payment due May 9, 2012.

165,001 103,576 26,049
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	210,667
Total notes payable and long-term debt	926,513
Less current portion	(771,607)
Long-term debt, net	$ 154,906

Scheduled maturities of notes payable and long-term debt for the one year periods ending June 30th is as follows:

2012	$ 771,607
2013 2014	8,119 146,787 $ 926,513

5.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the year ended June 30, 2011.

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 3,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the year ended June 30, 2011.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At June 30, 2011, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 212,403
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	12,884
Total loan participation obligations	225,287
Less current portion	(30,802)
Loan participation obligations, less current portion	$ 194,485

6.     CONVERTIBLE DEBT

On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”) on a $10,000 minimum, all-or-none, $120,000 maximum, best efforts basis.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures will accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  All debentures approved by the board of directors in the private offering were sold in July and August 2010.

7.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of

1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at June 30, 2011.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2011 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of June 30, 2011 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On June 30, 2011, $14,156 of dividends were declared and are included in accrued expenses at June 30, 2011.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of June 30, 2011, no shares of Series E Convertible Preferred Stock have been issued.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.  The participant is also entitled to 50,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  As such, $6,000 of financing fees were charged for the year ended June 30, 2011.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.  The participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  As such, $270 of financing fees were charged for the year ended June 30, 2011.

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date, and as such $32,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the year ended June 30, 2011.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At June 30, 2011 the total credit available to apply against future rent payments was approximately $43,000.  Rent expense for the years ended June 30, 2011 and 2010, net of monthly applied expense credits was $296,417 and $303,512, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses will remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30, 2011 the system had a book value of approximately $47,000.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2012	$ 277,170
2013	304,344
2014	304,344
2015	25,362
Total	$ 911,220

9.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and stated tax filings, and no periods have been subjected to IRS examination.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the years ended June 30, 2011 and 2010, the reconciliation between the statutory tax rate and the effective tax rate as a percentage is as follows:

	2011	2010
Statutory federal income tax rate Statutory state income tax rate	34% 4%	34% 4%
Effect of net operating loss carry-forward	(38)	(38)
	-%	-%

At June 30, 2011, the Company had net operating loss carry forwards of approximately $6,170,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2016	$ 897,000
2017	518,000
2018	789,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029 2030	30,000 198,000
2031	370,000
$6,170,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2011, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,098,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $97,000 from June 30, 2010 to June 30, 2011, and primarily results from the operating loss for the year ended June 30, 2011.

10.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2009	235,000	$ 0.62
Granted	-
Exercised	(77,273)	$ 0.10
Surrendered	(22,727)	$ 0.10
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2011	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at June 30, 2011:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	1.5 years	$ 1.00	135,000	$ 1.00

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

For the years ended June 30, 2011 and 2010 no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENTS

On April 1, 2008 the Company entered into Consultation Agreement (“Agreement”) with an independent contractor to provide corporate development services.  The Agreement was to terminate on September 1, 2008, but was extended by both parties on a month to month as needed basis by verbal agreement.  The agreement required the Company pay the consultant a fee equal to $50,000.  For the years ended June 30, 2011 and 2010, no amounts were charged to operating, general and administrative expenses associated with this agreement.  The agreement was terminated in November 2010.

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and had been extended on a month-to-month as-needed basis.  For the years ended June 30, 2011 and 2010, $2,000 and $19,000, respectively, were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

On August 24, 2009 the Company entered into a Consulting Agreement (“Agreement”) with a corporate marketing firm to assist us in our efforts to refinance our existing debt, and to assist us in developing other possible strategic alternatives.  Any amounts payable to the consultant were contingent upon various performance benchmarks, none of which were met.  The agreement also required the Company to pay a one-time non-refundable retainer in the amount of 10,000 shares of the Company’s common stock.  The stock with a value of $3,500, or $0.35 per share, was issued in October 2009. The Agreement has since been terminated by mutual agreement of the parties.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2011 and 2010, his billings to the Company totaled $71,921 and $80,344 respectively.  At June 30, 2011 and 2010, amounts due to him were $12,198 and $6,660, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the years ended June 30, 2011 and 2010, his billings to the company for services were $29,000 and $38,150, respectively.  At June 30, 2011 and 2010, amounts due him were $1,875 and $4,750, respectively, and are included in accounts payable, related parties.

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

13.     JOINT VENTURE OBLIGATION

On February 28, 2006, the Company entered into an Organization Agreement with a certain individual to form a for-profit limited liability company under the name of Global Gaming Technologies, LLC (“GGT”).  Under the terms of the Agreement, the individual contributed to GGT all of his intellectual property rights related to two games of poker. The Company agreed to make an initial cash capital contribution to GGT of $100,000, for which it received a 25% equity interest in GGT.  At the Company’s election, it may make an additional $100,000 cash capital contribution to GGT for which it will receive an additional 25% equity interest.

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2011, the Company has made cash payments to GGT of $74,250 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $25,750 obligation is recorded as a current liability.  As of June 30, 2011, GGT had no revenues.

14.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of issuance of the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2011, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	63	President & Director	1997
Pete Bloomquist	55	Secretary & Director	2005
Todd Huss	59	Chief Financial Officer	2006

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

Pete Bloomquist.   From 2006 to 2009, Mr. Bloomquist has served as VP Corporate Finance with Smart Move, Inc.  From July 1997 to 2006, Mr. Bloomquist was employed by Bathgate Capital Partners LLC  in the corporate finance group.  Bathgate Capital Partners, currently known as GVC Capital, LLC, is a full service investment bank, working with micro-cap companies.  From August 1994 to June 1997 Mr. Bloomquist was the Chief Financial Officer and a Director of Global Casinos, Inc.  From May 1989 to August 1994 he was employed by Cohig & Associates, Inc. in the corporate finance group.  Cohig & Associates, Inc. was a full service broker dealer.  From September 1980 to May 1989 Mr. Bloomquist worked for local and national accounting firms in the area of taxation.  He received his Bachelor of Science degree in Business Management with an emphasis in Accounting from the University of Northern Colorado in 1980.

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

Board Meeting and Compensation

During the fiscal year ended June 30, 2011 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  In March ~~,~~ 2011, Messrs. Neuman and Bloomquist were each granted 100,000 shares of common stock and Todd Huss was granted 50,000 shares of common stock as compensation for services.

During fiscal 2010 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

Neither Mr. Neuman nor Mr. Bloomquist would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

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

The compensation advisory committee did not meet during fiscal 2011.  The compensation advisory committee:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2012.

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

Except as noted herein or below, during the last ten (10) years no director or officer of the Company has:

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

It is expected that the compensation of the executives in fiscal 2012, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Components of Compensation. For the year ended June 30, 2011, the President & CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2011, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President & CEO	2011	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
	2010	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
	2009	$-0-(1)	-0-	$12,500	-0-	-0-	-0-	-0-	$12,500

(1)  Mr. Neuman receives no compensation for his services as President & CEO.  He provides legal services to the Company, for which he was paid fees for services in the amount of $59,723.62 for the fiscal year 2011; $84,341 for the fiscal year 2010 and $63,819 for fiscal year 2009.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	0	$10,000	0	0	0	0	$10,000
Pete Bloomquist	0	$10,000	0	0	0	0	$10,000

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2011, no options were outstanding under the Plan.  However, options to purchase 135,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $1.00 per share.  No shares were available for future option grants.

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

The following table sets forth, as of October 4, 2011 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman 1507 Pine Street Boulder, Colorado 80302	787,273 (2)	11.50

	Pete Bloomquist	331,397 (3)	4.84
	3600 Christy Ridge
	Sedalia, CO 80135

	Todd Huss	130,605	1.92
	13802 Boulder Lane
	Larkspur, CO 80118

	All Officers and Directors as a Group (3 Persons)	1,249,275	18.38	(4)

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share; 687,273 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.

(3)

Includes 229,917 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Based on 6,798,488 shares issued and outstanding on October 4, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In January 2010, Messrs. Neuman and Bloomquist were granted restricted stock awards consisting of 100,000 shares each for services as officers and directors.  Mr. Huss was granted a restricted stock award consisting of 50,000 shares for his services as CFO.

In March 2011, Messrs. Neuman and Bloomquist were granted restricted stock awards consisting of 100,000 shares each for services as officers and directors.  Mr. Huss was granted a restricted stock award consisting of 50,000 shares for his services as CFO

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2011	2010
Audit Fees	$56,600	$47,250
Tax Fees	-0-	-0-
All Other Fees	-0-	450

Total	$56,600	$47,700

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

#	9.01	Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010
#	9.02	Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010
#	9.03	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2011 and 2010
#	9.04	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010
*	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
*****	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
*****	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
*****	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
x	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
xx	3.8	Form of Registration Rights Agreement
*	4.1	Specimen Certificate of Common Stock
*	4.2	Specimen Class A Common Stock Purchase Warrant
*	4.3	Specimen Class B Common Stock Purchase Warrant
*	4.4	Specimen Class C Common Stock Purchase Warrant
*	4.5	Warrant Agreement
xxx	4.6	Form of Series 2010 5% Convertible Debenture
xxxx	4.7	Form of Common Stock and Warrant Purchase Agreement
*	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
*	10.1	Selling Agent Agreement
*	10.2	The Casino-Global Venture I Joint Venture Agreement
*	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
*	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
*	10.5

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

*******	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
*******	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
*******	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
*******	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
*******	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*******	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
*******	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
*********	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
*********	10.48	Escrow Agreement dated June 20, 2007
**********	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
********	14.	Code of Ethics

##	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
###	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
####	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
#####	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
######	10.54	Articles of Organization of Doc Holliday Casino II, LLC
######	10.55	Operating Agreement of Doc Holliday Casino II, LLC
######	10.56	Certificate of Series D for Global Casinos Inc
######	10.57	Consent to Assignment of Lease to Global Casinos
######	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
######	10.59	Assignment & Assumption of Lease by Doc Holliday II
######	10.60	Promissory Note $550,000
######	10.61	Promissory Note $400,000
######	10.62	Promissory Note $155,000
######	10.63	Bill of Sale
######	10.64	Noncompetition and Confidentiality Agreement

######	10.65	Consultation Agreement
#######	10.66	Lease Agreement
#######	10.67	Addendum to Lease Agreement
#######	10.68	Addendum No. 2 to Lease Agreement
#######	10.69	Loan Agreement with Astraea Investment Management
#######	10.70	Assignment of Note
#######	10.71	Assignment and Assumption Agreement
#######	10.72	Second Amendment to Promissory Note
xxxxx	10.73	Astraea Loan Document Purchase and Assignment Agreement
xxxxxx	10.74	Martindale Allonge and Loan Participation Agreement
xxxxxxx	10.75	Montrose Allonge and Modification Agreement
xxxxxxxx	10.76	Bloomquist Allonge and Loan Participation Agreement
xxxxxxxxx	10.77	Shupp Allonge and Modification Agreement
+	10.78	Amendment to Lease Agreement dated December 28, 2010

#	31	Certification
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
*****	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
*******	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
********	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
*********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
**********	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.

#	Filed herewith
##	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
###	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
#####	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.

######	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
#######	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
x	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
xx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
xxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
xxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
xxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
xxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
xxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
xxxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
xxxxxxxx	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
+

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

Current Report on Form 8-K, dated December 28, 2010, Item Nos. 8.01 and 9.01, as filed with the Commission on December 29, 2010.

Current Report on Form 8-K/A, dated December 28, 2010, Item Nos. 8.01 and 9.01, as filed with the Commission on February 10, 2011.

Current Report on Form 8-K, dated March 18, 2011, Item No. 3.02 as filed with the Commission on March 25, 2011.

Current Report on Form 8-K, dated July 25, 2011, Item No. 8.01 as filed with the Commission on July 25, 2011.

Current Report on Form 8-K, dated August 11, 2011, Item Nos. 7.01 and 9.01 as filed with the Commission on August 11, 2011.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: October 13, 2011	By_/s/ Clifford L. Neuman_____ Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ Clifford L. Neuman___ __	President & Director	October 13, 2011
Clifford L. Neuman

_/s/ Pete Bloomquist______	Secretary & Director	October 13, 2011
Pete Bloomquist

_/s/ Todd Huss ____	Chief Financial Officer	October 13, 2011
Todd Huss