Form 10-Q
period 2011-09-30
GLOBAL CASINOS INC
filed 2011-11-18
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of October 31, 2011, the Registrant had 6,798,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and June 30, 2011, and its results of operations for the three month periods ended September 30, 2011 and 2010, its statements of stockholders’ equity for the period July 1, 2010 through September 30, 2011, and its cash flows for the three month periods ended September 30, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 657,170	$ 531,208
Accrued gaming income	113,374	275,425
Inventory	23,101	23,101
Prepaid expenses and other current assets	61,724	31,165
Total current assets	855,369	860,899

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,146,540	3,156,685
Total land, building and improvements, and equipment	7,802,710	7,812,855
Accumulated depreciation	(5,213,984)	(5,132,526)
Land, building and improvements, and equipment, net	2,588,726	2,680,329

Goodwill	-	-

Total assets	$ 3,444,095	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011		June 30, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 68,057	$ 108,717
Accounts payable, related parties	21,803	14,073
Accrued expenses	321,743	304,186
Accrued interest	16,788	15,370
Other current liabilities	96,275	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	755,505	771,607
Current portion of loan participation obligations	31,735	30,802
Total current liabilities	1,335,511	1,332,956
Long-term debt, less current portion	152,252	154,906
Loan participation obligations, less current portion	186,193	194,485
Convertible debt	120,000	120,000
Total liabilities	1,793,956	1,802,347
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized; 6,798,488 shares issued and outstanding.	339,925	339,925
Additional paid-in capital	14,203,225	14,203,225
Accumulated deficit	(13,994,011)	(13,905,269)
Total equity	1,650,139	1,738,881
Total liabilities and stockholders' equity	$ 3,444,095	$ 3,541,228

See accompanying notes to these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Revenues:
Casino	$ 1,365,875	$ 1,492,314
Promotional allowances	(41,520)	(40,215)
Net Revenues	1,324,355	1,452,099

Expenses:
Casino operations	1,302,210	1,434,230
Operating, general, and administrative	64,788	51,680
Loss on asset disposals	5,679	232
	1,372,677	1,486,142

Loss from operations	(48,322)	(34,043)

Other income (expense):
Interest	(26,109)	(29,012)
Loss before provision for income taxes	(74,431)	(63,055)
Provision for income taxes	-	-

Net loss	(74,431)	(63,055)

Series D Preferred dividends	(14,311)	(14,311)
Net loss attributable to common shareholders	$ (88,742)	$ (77,366)

Loss per common share:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic	6,798,488	6,420,488
Diluted	6,798,488	6,420,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through September 30, 2011

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250	-	32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500	-	6,000
Common stock issued to director under loan participation agreement					3,000	150	120	-	270
Series D Preferred dividends	-	-	-	-	-	-	-	(56,778)	(56,778)
Net loss	-	-	-	-	-	-	-	(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881
Series D Preferred dividends	-	-	-	-	-	-	-	(14,311)	(14,311)
Net loss	-	-	-	-	-	-	-	(74,431)	(74,431)
Balance as of September 30, 2011 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,994,011)	$ 1,650,139

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2011 and 2010
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (74,431)	$ (63,055)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	85,924	115,799
Loss on disposals of fixed assets	5,679	232
Changes in operating assets and liabilities
Accrued gaming income	162,051	245,903
Other current assets	(30,559)	8,701
Accounts payable and accrued expenses	(15,528)	(30,369)
Accrued interest	1,418	972
Joint venture obligation	(2,145)	-
Other current liabilities	33,824	3,081
Net cash provided by operating activities	166,233	281,264
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	-	(37,286)
Net cash (used in) investing activities	-	(157,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	-	120,000
Principal payments on long-term debt	(18,756)	(55,677)
Payments on loan participation obligations	(7,359)	(6,531)
Payment of Series D preferred stock dividends	(14,156)	(14,156)
Net cash (used in) provided by financing activities	(40,271)	43,636
Net increase in cash	125,962	167,614
Cash at beginning of period	531,208	535,904
Cash at end of period	$ 657,170	$ 703,518
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 24,718	$ 28,078
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

As of September 30, 2011, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At September 30, 2011, the Company had approximately $79,000 of cash or cash equivalents in financial institutions in non-insured accounts.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30 and June 30, 2011, $113,374 and $275,425 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the three months ended September 30, 2011 and 2010 was $85,924 and $115,799, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $6 and $116 for the three months ended September 30, 2011 and 2010, respectively.

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

Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the three months ended September 30, 2011 and 2010, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three months ended September 30, 2011 and 2010, there were no differences between reported net income and comprehensive income.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of September 30, 2011 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  As of September 30, 2011 all the goodwill recorded upon the purchase of the Doc Holliday Casino reporting unit in March 2008, is fully impaired.  Impairment charges of $890,000 and $1,008,496 were recorded during the quarters ended March 31, 2010 and June 30, 2011, respectively.

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

On March 22, 2010 the Company consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement extended the maturity date to April 1, 2013, established an interest rate of 8% per annum, and requires monthly principal and interest payments of $1,911.

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

At September 30, 2011, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2011.	$ 412,800

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

162,552 102,793 18,945
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	210,667
Total notes payable and long-term debt	907,757
Less current portion	(755,505)
Long-term debt, net	$ 152,252

Scheduled maturities of notes payable and long-term debt for the one year periods ending June 30th is as follows:

2012	$ 755,505
2013 2014	5,466 146,786 $ 907,757

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

At September 30, 2011, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.

$ 205,456
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012.	12,472
Total loan participation obligations	217,928
Less current portion	(31,735)
Loan participation obligations, less current portion	$ 186,193

6.     CONVERTIBLE DEBT

On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”).   The

Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

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

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of September 30, 2011 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.

Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of September 30, 2011 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On September 30, 2011, $14,311 of dividends were declared and are included in accrued expenses at September 30, 2011.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of September 30, 2011, no shares of Series E Convertible Preferred Stock have been issued.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At September 30, 2011 the total credit available to apply against future rent payments was approximately $48,000.  Rent expense for the three months ended September 30, 2011 and 2010, net of monthly applied expense credits was $72,622 and $75,586, respectively.

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

In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At September 30, 2011 the system had a book value of approximately $42,000.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2012	$ 214,671
2013	304,344
2014	304,344
2015	25,362
Total	$ 848,721

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at September 30, 2011	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at September 30, 2011:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	1.3 years	$ 1.00	135,000	$ 1.00

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

For the three months ended September 30, 2011, and the year ended June 30, 2011, no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENT

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and had been extended on a month-to-month as-needed basis.  For the three months ended September 30, 2011 and 2010, no amounts were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2011 and 2010, his billings to the Company totaled $34,257 and $33,425 respectively.  At September 30 and June 30, 2011, amounts due to him were $19,053 and $12,198, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the three months ended September 30, 2011 and 2010, his billings to the company for services were $5,750 and $7,875, respectively.  At September 30 and June 30, 2011, amounts due him were $2,750 and $1,875, respectively, and are included in accounts payable, related parties.

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

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of September 30, 2011, the Company has made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability.  As of September 30, 2011, GGT had no revenues.

14.     OFFERING OF SECURITIES

On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000, which includes a 20% over-allotment.  Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants will be exercisable for a period of three years at an exercise price of $0.50 per share.  The price of the offering shall be the principal amount of the Note.  The offering is being undertaken by the Company on a “best efforts” basis with no minimum.  The offering is scheduled to terminate on November 30, 2011, but may be extended by the Company.

The Convertible Notes shall accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.

The Company will offer the securities primarily through direct contact by the officers and directors of the Company with current and prospective investors.  No commissions or finders’ fees will be paid on sales made by our officers and directors.  However, the Company has engaged the services of a broker-dealer, as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.

As of September 30, 2011 no sales of securities in the offering had been consummated.

15.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of issuance of the financial statements.

On October 31, 2011 the Company’s Board of Directors approved a supplement to the offering of securities as discussed above in Note 14, to increase the size of the offering to $800,000 in units, including the over-allotment.

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

As of September 30, 2011, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(88,742) ($(0.01) per share) for the three months ended September 30, 2011, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(77,366) ($(0.01) per share) for the three months ended September 30, 2010.  The net losses attributable to common shareholders for the three months ended September 30, 2011 and 2010 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment.

Revenues

Casino revenues for the three months ended September 30, 2011 were $1,365,875 compared to $1,492,314 for the three months ended September 30, 2010, a decrease of $(126,439) or 8.5%.  Total casino revenues for the Bull Durham were $824,048 and $887,326 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $(63,278) or 7.1%.  Total casino revenues for Doc Holliday were $541,827 and $604,988 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $(63,161) or 10.4%.  Total casino coin-in was down 4.4% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  We also experienced a decrease of 0.24% in our hold percentage for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $1,305 from $40,215 to $41,520 for the three months ended September 30, 2010 and 2011, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended September 30, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the Three Months ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Labor & Benefits	$457,682	$530,086	$(72,404)	-13.7%
Marketing & Advertising	336,545	334,489	2,056	0.6%
Depreciation & Amortization	85,924	115,799	(29,875)	-25.8%
Food & Beverage	84,505	95,482	(10,977)	-11.5%
Repair, Maintenance & Supplies	57,505	72,264	(14,759)	-20.4%
Device fees	105,340	104,865	475	0.5%
Professional fees	11,700	9,540	2,160	22.6%
Insurance, Taxes & Licenses	49,576	46,560	3,016	6.5%
Utilities & Telephone	44,746	47,211	(2,465)	-5.2%
Occupancy	58,822	65,386	(6,564)	-10.0%
Other casino expenses	9,865	12,548	(2,683)	-21.4%
	$1,302,210	$1,434,230	$(132,020)	-9.2%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 13.7% decrease is primarily attributable to certain casino employee bonuses totaling approximately $15,000 paid during the three months ended September 30, 2010, as well as adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues decreased from 35.5% to 33.5% for the three months ended September 30, 2010 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 0.6% increase is primarily attributed to an increase in periodic purchases of marketing supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $29,875 is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 6.2% and 6.4% for the three months ended September 30, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.2% and 4.8% for the Three months ended September 30, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $3,016 is primarily attributed to increases in casino property taxes and business license renewals.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.6% and 3.1% for the three months ended September 30, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.3% and 3.2% for the three months ended September 30, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of September 30, 2011, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent shall be $250,000, payable at a rate of $20,833 per month.  The amendment results in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At September 30, 2011 the system had a book value of approximately $42,000.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 0.7% and 0.8% for the three months ended September 30, 2011 and 2010, respectively.

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

Total operating, general, and administrative costs were $64,788, as compared to $51,680 for the three months ended September 30, 2011 and 2010, respectively, an increase of $13,108, or 25.4%.  The increase is primary attributable to certain legal expenses associated with the Company’s current offering of securities, as well as legal costs associated with the Company’s defense of claims of sexual harassment brought by two former employees of the Doc Holliday Casino.

Loss on asset disposals

During the year ended June 30, 2011 we disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the three months ended September 30, 2011.  During the three months ended September 30, 2010 we disposed certain casino equipment with a remaining book value of $232.  There were no proceeds received regarding these disposals.  The resulting $232 loss was recorded as a loss on asset disposals for the three months ended September 30, 2010.

Interest Expense

Net interest expense was $26,109 for the three months ended September 30, 2011 compared to $29,012 for the three months ended September 30, 2010, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, as well as certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008.  Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended September 30, 2011 and 2010, dividends of $14,311 were declared on the Series D Preferred Stock, and are included in accrued expenses at September 30, 2011 and 2010, and were subsequently paid in October 2011 and 2010, respectively.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,170,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of September 30, 2011, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its operating cash flows.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and as cash flows allow, smaller principal reduction payments.  As of September 30, 2011, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $210,667 is considered in technical default and is classified as a current obligation.

At September 30, 2011, the Company had cash and cash equivalents of $657,170, substantially all of which was utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at September 30, 2011 were in excess of funds required by gaming regulations.

Our working capital decreased by $(8,085) to a working capital deficit of $(480,142) at September 30, 2011 from a working capital deficit of $(472,057) at June 30, 2011.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino, and debt associated with the acquisition of the Doc Holliday casino now due or maturing within one year, all of which is classified as short-term liabilities at September 30, 2011 and June 30, 2011.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.  As discussed above, we are currently exploring our options to renegotiate or refinance all our remaining debt obligations.  There can be no assurance these efforts will be successful.

Cash provided by operating activities was $166,233 for the three months ended September 30, 2011.  For the three months ended September 30, 2010, operating activities provided net cash of $281,264.  The year-over-year decrease in cash provided by operating activities was primarily the result of changes in certain current liabilities, and in our accrued gaming income during the three months ended September 30, 2011, which represents the deposits of cash held in our gaming machines at September 30, 2011.

Cash used in investing activities was $157,286 for the three months ended September 30, 2010, and primarily represents a $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, and purchases of gaming and security equipment.  The investment in ImageDoc.com was considered impaired at June 30, 2011.  No investments in gaming equipment were made during the three months ended September 30, 2011.

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

Cash flows used in financing activities were $(40,271) for the three months ended September 30, 2011, compared to cash provided of $43,636 during the three months ended September 30, 2010.  Cash used in financing activities for the three months ended September 30, 2011 represents principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the three months ended September 30, 2011 and 2010 we made $7,359 and $6,531, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and

January of each year.  During the three months ended September 30, 2011 and 2010, dividends declared on June 30th, totaling $14,156 were paid to the holders of the Series D Preferred Stock.

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

During the three months ended September 30, 2010 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000, which includes a 20% over-allotment.  Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants will be exercisable for a period of three years at an exercise price of $0.50 per share.  The price of the offering shall be the principal amount of the Note.  The offering is being undertaken by the Company on a “best efforts” basis with no minimum.  The offering is scheduled to terminate on November 30, 2011, but may be extended by the Company.

The Convertible Notes shall accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.

The Company will offer the securities primarily through direct contact by the officers and directors of the Company with current and prospective investors.  No commissions or finders’ fees will be paid on sales made by our officers and directors.  However, the Company has engaged the services of a broker-dealer,as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.

As of September 30, 2011 no sales of securities in the offering had been consummated.

On October 31, 2011 the Company’s Board of Directors approved a supplement to the offering of securities as discussed above in Note 14, to increase the size of the offering to $800,000 in units, including the over-allotment.

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

CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.

Removed and Reserved

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

31.

Certification

32.

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: November 18, 2011	By _/s/ Clifford L. Neuman_____
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: November 18, 2011	By: _/s/ Todd Huss __
Todd Huss, Chief Financial Officer