Form 10-Q
period 2011-12-31
GLOBAL CASINOS INC
filed 2012-02-21
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

As of February 14, 2012, the Registrant had 6,851,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2011 and June 30, 2011, and its results of operations for the three month periods ended December 31, 2011 and 2010, and its results of operations for the six month periods ended December 31, 2011 and 2010, its statements of stockholders’ equity for the period June 30, 2010 through December 31, 2011, and its cash flows for the  six month periods ended December 31, 2011 and 2010.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 890,801	$ 531,208
Accrued gaming income	283,844	275,425
Inventory	25,060	23,101
Prepaid expenses and other current assets	125,287	31,165
Total current assets	1,324,992	860,899

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,159,631	3,156,685
Total land, building and improvements, and equipment	7,815,801	7,812,855
Accumulated depreciation	(5,297,463)	(5,132,526)
Land, building and improvements, and equipment, net	2,518,338	2,680,329

Goodwill	-	-

Total assets	$ 3,843,330	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)
Current liabilities:
Accounts payable, trade	$ 93,318	$ 108,717
Accounts payable, related parties	8,865	14,073
Accrued expenses	384,808	304,186
Accrued interest	27,903	15,370
Other current liabilities	108,497	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	673,560	771,607
Current portion of loan participation obligations	210,346	30,802
Total current liabilities	1,530,902	1,332,956

Long-term debt, less current portion	149,546	154,906

Loan participation obligations, less current portion	-	194,485

Convertible debt, 2013 5%	120,000	120,000

Convertible debt, 2013 8%, net of discount of $644,875	58,625	-
Total liabilities	1,859,073	1,802,347

Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,798,488 shares issued and outstanding	339,925	339,925
Additional paid-in capital	14,971,725	14,203,225
Accumulated deficit	(14,428,393)	(13,905,269)
Total equity	1,984,257	1,738,881

Total liabilities and stockholders' equity	$ 3,843,330	$ 3,541,228

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2011 and 2010
(unaudited)

	2011	2010

Revenues:
Casino	$ 1,267,712	$ 1,372,962
Promotional allowances	(45,625)	(41,993)
Net Revenues	1,222,087	1,330,969

Expenses:
Casino operations	1,339,173	1,335,140
Operating, general, and administrative	210,511	36,328
Loss on asset disposals	-	-
	1,549,684	1,371,468

Loss from operations	(327,597)	(40,499)

Other income (expense):
Interest	(92,474)	(28,109)
Loss before provision for income taxes	(420,071)	(68,608)
Provision for income taxes	-	-

Net loss	(420,071)	(68,608)

Series D Preferred dividends	(14,311)	(14,311)
Net loss attributable to common shareholders	$ (434,382)	$ (82,919)

Loss per common share:
Basic	$ (0.06)	$ (0.01)
Diluted	$ (0.06)	$ (0.01)

Weighted average shares outstanding:
Basic	6,798,488	6,420,488
Diluted	6,798,488	6,420,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2011 and 2010
(unaudited)

	2011	2010

Revenues:
Casino	$ 2,633,587	$ 2,865,276
Promotional allowances	(87,145)	(82,208)
Net Revenues	2,546,442	2,783,068

Expenses:
Casino operations	2,641,383	2,769,370
Operating, general, and administrative	275,299	88,008
Loss on asset disposals	5,679	232
	2,922,361	2,857,610

Loss from operations	(375,919)	(74,542)

Other income (expense):
Interest	(118,583)	(57,121)
Loss before provision for income taxes	(494,502)	(131,663)
Provision for income taxes	-	-

Net loss	(494,502)	(131,663)

Series D Preferred dividends	(28,622)	(28,622)
Net loss attributible to common shareholders	$ (523,124)	$ (160,285)

Loss per common share:
Basic	$ (0.08)	$ (0.02)
Diluted	$ (0.08)	$ (0.02)

Weighted average shares outstanding:
Basic	6,798,488	6,420,488
Diluted	6,798,488	6,420,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through December 31, 2011

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$(13,905,269)	$1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							381,500		112,560
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							387,000		387,000
Series D Preferred dividends								(28,622)	(28,622)
Net loss								(494,502)	(472,090)
Balance as of December 31, 2011 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,971,725	$(14,428,393)	$ 1,737,729

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2011 and 2010
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (494,502)	$ (131,663)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	228,028	230,955
Loss on disposals of fixed assets	5,679	232
Warrants issued to convertible debt placement agent	65,000	-
Changes in operating assets and liabilities
Accrued gaming income	(8,419)	196,726
Inventories	(1,959)	263
Other current assets	(94,122)	20,517
Accounts payable and accrued expenses	59,860	(23,450)
Joint venture obligation	(2,145)	-
Accrued interest	12,533	(182)
Other current liabilities	46,046	(1,727)
Net cash provided by (used in) operating activities	(184,001)	291,671
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(13,091)	(37,251)
Net cash used in investing activities	(13,091)	(157,251)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	703,500	120,000
Principal payments on long-term debt	(103,407)	(151,377)
Payments on loan participation obligations	(14,941)	(15,547)
Payment of Series D preferred stock dividends	(28,467)	(28,467)
Net cash provided by (used in) financing activities	556,685	(75,391)
Net increase in cash	359,593	59,029
Cash at beginning of period	531,208	578,584
Cash at end of period	$ 890,801	$ 637,613
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 47,451	$ 57,368
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Allocation of fair value of warrants to convertible debt	$ 322,000	$ -

Allocation of beneficial conversion feature to convertible debt	$ 381,500	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

As of December 31, 2011, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Presentation and Comparability

Certain amounts from previously reported periods have been reclassified to conform to the current period presentations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, the value of share based compensation transactions, the value of debt and equity instruments, the future obligations resulting from promotional activities, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At December 31, 2011, the Company had approximately $295,000 of cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31 and June 30, 2011, $283,844 and $275,425 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the six months ended December 31, 2011 and 2010 was $169,403 and $230,955, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $263 and $117 for the six months ended December 31, 2011 and 2010, respectively.

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

Potentially dilutive shares of 1,679,200 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of preferred stock.  Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2010, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the six months ended December 31, 2011 and 2010, there were no differences between reported net income and comprehensive income.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of December 31, 2011 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

3.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of December 31, 2011	$ -

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  As of December 31, 2011 all the goodwill recorded upon the purchase of the Doc Holliday Casino reporting unit in March 2008, is fully impaired.  Impairment charges of $890,000 and $1,008,496 were recorded during the quarters ended March 31, 2010 and June 30, 2011, respectively.

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

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company would have the option to extend the maturity date of the Note to December 31, 2011.  In December 2010, the Company exercised this option and made the $50,000 pay down on the Note thereby extending the maturity date to December 31, 2011.  In addition, subject to the Note not being in default at December 31, 2011, together with an additional $50,000 pay down on the Note, the Company will have an additional option to extend the maturity date to December 31, 2012.  In December 2011, the Company exercised this option and made the $50,000 pay down on the Note thereby extending the maturity date to December 31, 2012. After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

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

At December 31, 2011, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 4, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2012.	$ 353,542

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

160,053 102,004 11,840
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	195,667
Total notes payable and long-term debt	823,106
Less current portion	(673,560)
Long-term debt, net	$ 149,546

Scheduled maturities of notes payable and long-term debt for the periods ending June 30th is as follows:

2012 2013	$ 314,660 508,446 $ 823,106

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

Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  The obligation matures on December 31, 2012.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.45 per share, the closing price of the Company’s common stock on November 30, 2011.  Since as of December 31, 2011 the shares had not yet been issued, the Company accrued a liability of $22,500 for this obligation and is included in accrued liabilities at December 31, 2011.

On December 30, 2009 the Company executed an additional Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  The obligation matures on December 31, 2012.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 3,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.42 per share, the closing price of the Company’s common stock on December 30, 2011.  Since as of December 31, 2011 the shares had not yet been issued, the Company accrued a liability of $1,260 for this obligation and is included in accrued liabilities at December 31, 2011.

The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

At December 31, 2011, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.

$ 198,298
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.	12,048
Total loan participation obligations, due December 31, 2012	$ 210,346

6.     CONVERTIBLE DEBT

5% Notes due 2013: On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”).   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

8% Notes due 2013 and Stock Purchase Warrants: On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.

Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants will be exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering is the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of December 31, 2011 none of the Notes have been converted.

As of December 31, 2011 a total of $703,500 of units had been sold and mature on October 31, 2013.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.  The initial estimated fair value of the warrants of $322,000 was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

In addition, based on the trading price of the Company’s common stock on the date of issue of the Notes, in accordance with ASC 470 the conversion terms were considered a beneficial conversion features.  The beneficial conversion feature representing the intrinsic value of the difference between the fair value of underlying common stock on the issue date and the terms of the conversion was calculated to be approximately $520,000.  However, ASC 470-20-30-8 limits the amount of the beneficial conversion feature to be allocated to the proceeds of the debt, after the allocation of the fair value of the warrants, to the total proceeds of the debt.  Therefore, $381,500 relating to the beneficial conversion features has been allocated to stockholders’ equity and is reflected as a discount to the amount of the notes and is being amortized to interest expense over the term of the notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.

For the three and six months ended December 31, 2011, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $58,625.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of December 31, 2011 the Company had paid to the agent a total of $32,675, and accrued an additional $2,500 for sales of units attributable to the agent.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and six months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

In addition to the cash fees and warrant coverage for selling agent assisted sales, for each $100 of Notes converted, the agent would be entitled to an additional 10 shares of the company’s common stock and 20 Class B Warrants.  Each Class B Warrant is exercisable for a period of three years at an exercise price of $0.75 per share.  A contingency exists for this feature, the outcome of which cannot be determined.

7.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at December 31, 2011.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of December 31, 2011 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of December 31, 2011 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On December 31, 2011, $14,311 of dividends were declared and are included in accrued expenses at December 31, 2011.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of December 31, 2011, no shares of Series E Convertible Preferred Stock have been issued.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.  The participant is also entitled to 50,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.45 per share, the closing price of the Company’s common stock on November 30, 2011.  Since as of December 31, 2011 the shares had not yet been issued, the Company accrued a liability of $22,500 for this obligation and is included in accrued liabilities at December 31, 2011.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.  The participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.42 per share, the closing price of the Company’s common stock on December 30, 2011.  Since as of December 31, 2011 the shares had not yet been issued, the Company accrued a liability of $1,260 for this obligation and is included in accrued liabilities at December 31, 2011.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At December 31, 2011 the total credit available to apply against future rent payments was approximately $48,000.  Rent expense for the six months ended December 31, 2011 and 2010, net of applied monthly expense credits was $117,644 and $140,972, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2011 the system had a net book value of approximately $39,500.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2012	$ 152,172
2013	304,344
2014	304,344
2015	304,344
2016	25,362
Total	$1,090,566

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

At June 30, 2011, the Company had net operating loss carry forwards of approximately $6,128,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2016	$ 897,000
2017	518,000
2018	790,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029 2030	30,000 198,000
2031	327,000
$6,128,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2011, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,084,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $83,000 from June 30, 2010 to June 30, 2011, and primarily results from the operating loss for the year ended June 30, 2011.

10.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at December 31, 2011	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at December 31, 2011:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	1.0 years	$ 1.00	135,000	$ 1.00

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

For the six months ended December 31, 2011, and the year ended June 30, 2011, no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENT

In August 2008, we entered into an agreement with a marketing firm to provide investor relations services. The agreement required a monthly fee of $2,000, had an original term of six months and had been extended on a month-to-month as-needed basis.  For the six months ended December 31, 2011 and 2010, no amounts were charged to operating, general and administrative expenses associated with this agreement. The agreement has since been terminated.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2011 and 2010, his billings to the Company totaled $54,923 and $48,047,  respectively.  At December 31 and June 30, 2011, amounts due to him were $6,365 and $12,198, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2011 and 2010, his billings to the company for services were $14,750 and $17,125, respectively.  At December 31 and June 30, 2011, amounts due him were $2,500 and $1,875, respectively, and are included in accounts payable, related parties.

On March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date.

On December 30, 2009 the Company executed an Allonge and Loan Participation Agreement whereby the Company assigned to a director for an undivided 2.08% interest in a mortgage note receivable from the Bull Durham Casino for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  As discussed above, the participant is also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on the anniversary date.  The second anniversary shares were issued in February 2012, at a value of $0.42 per share, the closing price of the Company’s common stock on December 30, 2011.  Since as of December 31, 2011 the shares had not yet been issued, the Company accrued a liability of $1,260 for this obligation and is included in accrued liabilities at December 31, 2011.  This transaction is further discussed in footnote titled “Loan Participation Obligations.”

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

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2011, the Company has made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability.  As of December 31, 2011, GGT had no revenues.

14.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of issuance of the financial statements.

On February 2, 2012 the Company’s Board of Directors approved a supplement to the offering of securities as discussed above in Note 6, to increase the size of the offering to $850,000 in units, including the over-allotment.  Subsequent to December 31, 2011 the Company has issued an additional $146,500 of debt securities and warrants in this offering.

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

As of December 31, 2011, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(434,382) ($(0.06) per share) for the three months ended December 31, 2011, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(82,919) ($(0.01) per share) for the three months ended December 31, 2010.  The net losses attributable to common shareholders for the three months ended December 31, 2011 and 2010 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

Revenues

Casino revenues for the three months ended December 31, 2011 were $1,267,712 compared to $1,372,962 for the three months ended December 31, 2010, a decrease of $(105,250) or 7.7%.  Total casino revenues for the Bull Durham were $811,981 and $876,443 for the three months ended December 31, 2011 and 2010, respectively, a decrease of $(64,462) or 7.4%.  Total casino revenues for Doc Holliday were $455,731 and $496,519 for the three months ended December 31, 2011 and 2010, respectively, a decrease of $(40,788) or 8.2%.  Total casino coin-in was down 3.6% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  We also experienced a decrease of 0.26% in our hold percentage for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $3,632 from $41,993 to $45,625 for the three months ended December 31, 2010 and 2011, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended December 31, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2011	December 31, 2010	$ Change	% Change
Labor & Benefits	$498,009	$496,909	$1,100	0.2%
Marketing & Advertising	296,264	290,620	5,644	1.9%
Depreciation & Amortization	83,480	115,155	(31,675)	-27.5%
Food & Beverage	71,920	81,819	(9,899)	-12.1%
Repair, Maintenance & Supplies	58,888	54,569	4,319	7.9%
Device fees	105,104	106,172	(1,068)	-1.0%
Professional fees	61,700	15,600	46,100	295.5%
Insurance, Taxes & Licenses	40,884	41,520	(636)	-1.5%
Utilities & Telephone	39,230	41,002	(1,772)	-4.3%
Occupancy	58,892	75,586	(16,694)	-22.1%

Other casino expenses	24,802	16,188	8,614	53.2%
	$1,339,173	$1,335,140	$4,033	0.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans. No significant change was realized for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Total labor and benefits costs as a percentage of casino revenues increased from 36.2% to 39.3% for the three months ended December 31, 2010 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 1.9% increase is primarily attributed to an increase in periodic purchases of marketing supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $(31,675) is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.7% and 6.0% for the three months ended December 31, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.6% and 4.0% for the three months ended December 31, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase is primarily attributable to the settlement of a sexual harassment claim brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  No significant change was realized for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.2% and 3.0% for the three months ended December 31, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.1% and 3.0% for the three months ended December 31, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2011, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2011 the system had a net book value of approximately $39,500.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 2.0% and 1.2% for the three months ended December 31, 2011 and 2010, respectively.

Operating, general, and administrative expenses:  Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal and executive services provided by the company’s principal executive officer, accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing and financing, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.

Total operating, general, and administrative costs were $210,511, as compared to $36,328 for the three months ended December 31, 2011 and 2010, respectively, an increase of $174,183, or 480%.  The increase is primary attributable to four items.

First, we have incurred legal expenses associated with the Company’s current offering of securities which is discussed in detail below, as well as legal costs associated with the Company’s defense of claims of sexual harassment brought by two former employees of the Doc Holliday Casino. These costs account for approximately $34,000 of the year over year increase.

Second, we engaged the services of a broker-dealer as a selling agent to assist in our offering of the 8% Convertible debt during the second quarter.  On sales involving the assistance of the selling agent, the selling agent is entitled to a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of December 31, 2011 the Company had paid to the agent a total of $32,675, and accrued an additional $2,500 for sales of units attributable to the agent.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the three months ended December 31, 2011.

Third, the participants of our loan participation obligations were entitled to loan participation fees on the second annual anniversary of the transaction of 53,000 shares of the Company’s common stock.  The first anniversary shares were issued in February 2011, at a total value of $6,270, reflecting the closing price of the Company’s common stock on the anniversary dates.  The second anniversary shares were issued in February 2012, at a total value of $23,670, reflecting the closing price of the Company’s common stock on the second anniversary dates.  Since as of December 31, 2011 and 2010 the shares had not yet been issued, the Company accrued a liability of $23,670 and $6,270, respectively, for these obligations at December 31, 2011 and 2010.

Finally, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Interest Expense

Net interest expense was $94,474 for the three months ended December 31, 2011 compared to $28,109 for the three months ended December 31, 2010, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second quarter included detachable warrants.  The estimated fair value of the warrants was $322,000, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-year life of the debt to interest expense.  During the quarter ended December 31, 2011, $26,833 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $381,500.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the quarter ended December 31, 2011, $31,792 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended December 31, 2011 and 2010, dividends of $14,311 were declared on the Series D Preferred Stock.  Dividends declared on December 31, 2011 and 2010 were subsequently paid in January 2012 and 2011, respectively.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,128,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations – Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

We recognized a net loss attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(523,124) ($(0.08) per share) for the six months ended December 31, 2011, compared to a net loss attributable to common shareholders after dividends of $28,622, of $(160,285) ($(0.02) per share) for the six months ended December 31, 2010.  The net losses attributable to common shareholders for the six months ended December 31, 2011 and 2010 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

Revenues

Casino revenues for the six months ended December 31, 2011 were $2,633,587 compared to $2,685,276 for the six months ended December 31, 2010, a decrease of $(231,689) or 8.5%.  Total casino revenues for the Bull Durham were $1,636,029 and $1,763,769 for the six months ended December 31, 2011 and 2010, respectively, a decrease of $(127,740) or 7.2%.  Total casino revenues for Doc Holliday were $997,558 and $1,101,507 for the six months ended December 31, 2011 and 2010, respectively, a decrease of $(103,949) or 9.4%.  Total casino coin-in was down 4.0% for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.  We also experienced a decrease of 0.25% in our hold percentage for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $4,937 from $82,208 to $87,145 for the six months ended December 31, 2010 and 2011, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the six months ended December 31, 2011 and 2010.  The following table summarizes such expenses for comparison and discussion purposes:

	For the Six Months ended
	December 31, 2011	December 31, 2010	$ Change	% Change
Labor & Benefits	$955,694	$1,027,093	$(71,399)	-7.0%
Marketing & Advertising	629,994	624,838	5,156	0.8%
Depreciation & Amortization	169,403	230,955	(61,552)	-26.7%
Food & Beverage	156,425	177,301	(20,876)	-11.8%
Repair, Maintenance & Supplies	116,392	126,831	(10,439)	-8.2%
Device fees	210,445	211,037	(592)	-0.3%
Professional fees	73,400	25,140	48,260	192.0%
Insurance, Taxes & Licenses	92,324	88,481	3,843	4.3%
Utilities & Telephone	82,977	88,213	(5,236)	-5.9%
Occupancy	117,644	140,972	(23,328)	-16.5%
Other casino expenses	36,685	28,509	8,176	28.7%
	$2,641,383	$2,769,370	$(127,987)	-4.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 7.0% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues increased from 35.8% to 36.3% for the six months ended December 31, 2010 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 0.8% increase is primarily attributed to an increase in periodic purchases of marketing supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $(61,552) is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.9% and 6.2% for the six months ended December 31, 2011 and 2010, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.4% for each of the six months ended December 31, 2011 and 2010, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase is primarily attributable to the settlement of a sexual harassment claim brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $3,843 is primarily attributed to increases in casino property and liability insurance.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.5% and 3.1% for the six months ended December 31, 2011 and 2010, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.2% and 3.1% for the six months ended December 31, 2011 and 2010, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2011, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2011 the system had a net book value of approximately $39,500.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.4% and 1.0% for the six months ended December 31, 2011 and 2010, respectively.

Operating, general, and administrative expenses:  Generally includes all expenses associated with the operations of the parent entity, Global Casinos, Inc., including legal and executive services provided by the company’s principal executive officer, accounting services provided by the company’s principal accounting officer, as well as clerical and bookkeeping services, corporate marketing and financing, and stock-based compensation costs relating to the company’s executive officers, directors, and subsidiary management.

Total operating, general, and administrative costs were $275,299, as compared to $88,008 for the six months ended December 31, 2011 and 2010, respectively, an increase of $187,291, or 213%.  The increase is primary attributable to three items.

First, we have incurred legal expenses associated with the Company’s current offering of securities which is discussed in detail below, as well as legal costs associated with the Company’s defense of claims of sexual harassment brought by two former employees of the Doc Holliday Casino. These costs account for approximately $50,000 of the year over year increase.

Second, we engaged the services of a broker-dealer as a selling agent to assist in our offering of the 8% Convertible debt during the second quarter.  On sales involving the assistance of the selling agent, the selling agent is entitled to a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of December 31, 2011 the Company had paid to the agent a total of $32,675, and accrued an additional $2,500 for sales of units attributable to the agent.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the six months ended December 31, 2011.

Third, the participants of our loan participation obligations were entitled to loan participation fees on the second annual anniversary of the transaction of 53,000 shares of the Company’s common stock.  The first anniversary shares were issued in February 2011, at a total value of $6,270, reflecting the closing price of the Company’s common stock on the anniversary dates.  The second anniversary shares were issued in February 2012, at a total value of $23,670, reflecting the closing price of the Company’s common stock on the second anniversary dates.  Since as of December 31, 2011 and 2010 the shares had not yet been issued, the Company accrued a liability of $23,670 and $6,270, respectively, for these obligations at December 31, 2011 and 2010.

Finally, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Loss on asset disposals

We disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the six months ended December 31, 2011.  During the six months ended December 31, 2010 we disposed certain casino equipment with a remaining book value of $232.  There were no proceeds received regarding these disposals.  The resulting $232 loss was recorded as a loss on asset disposals for the six months ended December 31, 2010.

Interest Expense

Net interest expense was $118,583 for the six months ended December 31, 2011 compared to $57,121 for the six months ended December 31, 2010, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second quarter included detachable warrants.  The estimated fair value of the warrants was $322,000, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-year life of the debt to interest expense.  During the quarter ended December 31, 2011, $26,833 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $381,500.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the quarter ended December 31, 2011, $31,792 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the six months ended December 31, 2011 and 2010, dividends of $28,622 were declared on the Series D Preferred Stock.  Dividends declared on December 31, 2011 and 2010 were subsequently paid in January 2012 and 2011, respectively.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,128,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2011, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements, however operating changes we have implemented since its acquisition in March 2008, have stabilized its operating cash flows.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

On December 30, 2009 we consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  In December 2010, the Company exercised its option to extend the maturity date of this Note to December 31, 2011 by an additional $50,000 principal pay down of the Note. In December 2011, the Company exercised its option to extend the maturity date of this Note to December 31, 2012 by an additional $50,000 principal pay down of the Note.  After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and as cash flows allow, smaller principal reduction payments including a $15,000 principal payment during the three months ended December 31, 2011.  As of December 31, 2011, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $195,667 is considered in technical default and is classified as a current obligation.

At December 31, 2011, the Company had cash and cash equivalents of $890,801, substantially all of which is utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at December 31, 2011 were in excess of funds required by gaming regulations.

Our working capital increased by $266,147 to a working capital deficit of $(205,910) at December 31, 2011 from a working capital deficit of $(472,057) at June 30, 2011.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, debt associated with the acquisition of the Doc Holliday casino, and the loan participation obligations that are classified as short-term liabilities at December 31, 2011 and June 30, 2011.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.

Cash used in operating activities was $(184,001) for the six months ended December 31, 2011.  For the six months ended December 31, 2010, operating activities provided net cash of $291,671.  The year-over-year decrease in cash provided by operating activities was primarily the result of the operating loss for the six months ended December 31, 2011, changes in certain current assets and liabilities, and in our accrued gaming income during the six months ended December 31, 2011, which represents the deposits of cash held in our gaming machines at December 31, 2011.

Cash used in investing activities was $157,251 for the six months ended December 31, 2010, and primarily represents a $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, and purchases of gaming and security equipment totaling $37,251.  The investment in ImageDoc.com was considered impaired at June 30, 2011.  For the six months ended December 31, 2011 we purchased $13,091 of gaming and security equipment.

For the year ended June 30, 2012 and depending upon available capital resources, we expect to acquire up to approximately $100,000 in gaming equipment and other capital items, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $500,000.

Cash flows provided by financing activities were $556,685 for the six months ended December 31, 2011, compared to cash used of $(75,391) during the six months ended December 31, 2010.  Cash provided by financing activities for the six months ended December 31, 2011 represents funds received from the sale of 8% Convertible debt as discussed below, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.  As of December 31, 2011 a total of $703,500 of units had been sold and mature on October 31, 2013.

Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering is the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of December 31, 2011 none of the Notes have been converted.

As of December 31, 2011 a total of $703,500 of units had been sold and mature on October 31, 2013.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense on a straight-line basis over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.  The initial estimated fair value of the warrants of $322,000 was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

In addition, based on the trading price of the Company’s common stock on the date of issue of the Notes, in accordance with ASC 470 the conversion terms were considered a beneficial conversion features, and as such $381,500 representing the intrinsic value of the beneficial conversion features has been allocated to stockholders’ equity and is reflected as a discount to the amount of the note amounts which is being amortized to interest expense over the term of the notes.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of December 31, 2011 the Company had paid to the agent a total of $32,675, and accrued an additional $2,500 for sales of units attributable to the agent and were charged to operations for the six months ended December 31, 2011.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and six months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

In addition to the cash fees and warrant coverage for selling agent assisted sales, for each $100 of Notes converted, the agent would be entitled to an additional 10 shares of the company’s common stock and 20 Class B Warrants.  Each Class B Warrant is exercisable for a period of three years at an exercise price of $0.75 per share.  A contingency exists for this feature, the outcome of which cannot be determined.

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the six months ended December 31, 2011 and 2010 we made $14,941 and $15,547, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the six months ended December 31, 2011 and 2010, dividends declared on June 30 and September 30, totaling $28,467 were paid to the holders of the Series D Preferred Stock.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, including estimates of liabilities incurred under customer rewards programs, the value of share based compensation transactions, the value of common stock purchase warrants, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to December 31, 2011, a material adjustment was necessary to management’s prepared financial statements, and the requirement for this adjustment was identified as a material weakness.

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

GLOBAL CASINOS, INC.

Date: February 21, 2012	By __/s/ Clifford L. Neuman_____
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 21, 2012	By: __/s/ Todd Huss__________--
Todd Huss, Chief Financial Officer