Form 10-Q
period 2012-03-31
GLOBAL CASINOS INC
filed 2012-05-15
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

As of May 14, 2012, the Registrant had 6,851,488 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and June 30, 2011, and its results of operations for the three month periods ended March 31, 2012 and 2011, and its results of operations for the nine month periods ended March 31, 2012 and 2011, its statements of stockholders’ equity for the period July 1, 2010 through March 31, 2012, and its cash flows for the nine month periods ended March 31, 2012 and 2011.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,004,450	$ 531,208
Accrued gaming income	227,913	275,425
Inventory	25,060	23,101
Prepaid expenses and other current assets	50,456	31,165
Total current assets	1,307,879	860,899

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,193,504	3,156,685
Total land, building and improvements, and equipment	7,849,674	7,812,855
Accumulated depreciation	(5,308,085)	(5,132,526)
Land, building and improvements, and equipment, net	2,541,589	2,680,329

Goodwill	-	-

Total assets	$ 3,849,468	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2012		June 30, 2011
(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 142,767	$ 108,717
Accounts payable, related parties	7,089	14,073
Accrued expenses	289,659	304,186
Accrued interest	44,047	15,370
Other current liabilities	128,367	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	651,087	771,607
Current portion of loan participation obligations	202,534	30,802
Total current liabilities	1,489,155	1,332,956
Long-term debt, less current portion	146,786	154,906
Loan participation obligations, less current portion	-	194,485
Convertible debt, 2013 5%	120,000	120,000
Convertible debt, 2013 8%, net of discount of $623,671	226,329	-
Total liabilities	1,982,270	1,802,347
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,851,488 and 6,798,488 shares issued and outstanding	342,575	339,925
Additional paid-in capital	15,074,335	14,203,225
Accumulated deficit	(14,650,712)	(13,905,269)
Total equity	1,867,198	1,738,881

Total liabilities and stockholders' equity	$ 3,849,468	$ 3,541,228

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2012 and 2011
(unaudited)

	2012	2011

Revenues:
Casino	$ 1,332,590	$ 1,378,214
Promotional allowances	(65,765)	(48,692)
Net Revenues	1,266,825	1,329,522

Expenses:
Casino operations	1,288,857	1,337,361
Operating, general, and administrative	52,453	57,838
Loss on asset disposals	-	2,186
	1,341,310	1,397,385

Loss from operations	(74,485)	(67,863)

Other income (expense):
Interest	(133,678)	(26,252)
Loss before provision for income taxes	(208,163)	(94,115)
Provision for income taxes	-	-

Net loss	(208,163)	(94,115)

Series D Preferred dividends	(14,156)	(14,000)
Net loss attributible to common shareholders	$ (222,319)	$ (108,115)

Loss per common share:
Basic	$ (0.03)	$ (0.02)
Diluted	$ (0.03)	$ (0.02)

Weighted average shares outstanding:
Basic	6,826,444	6,498,055
Diluted	6,826,444	6,498,055

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2012 and 2011
(unaudited)

	2012	2011

Revenues:
Casino	$ 3,966,177	$ 4,243,490
Promotional allowances	(152,910)	(130,900)
Net Revenues	3,813,267	4,112,590

Expenses:
Casino operations	3,930,240	4,106,731
Operating, general, and administrative	327,752	145,846
Loss on asset disposals	5,679	2,418
	4,263,671	4,254,995

Loss from operations	(450,404)	(142,405)

Other income (expense):
Interest	(252,261)	(83,373)
Loss before provision for income taxes	(702,665)	(225,778)
Provision for income taxes	-	-

Net loss	(702,665)	(225,778)

Series D Preferred dividends	(42,778)	(42,622)
Net loss attributible to common shareholders	$ (745,443)	$ (268,400)

Loss per common share:
Basic	$ (0.11)	$ (0.04)
Diluted	$ (0.11)	$ (0.04)

Weighted average shares outstanding:
Basic	6,807,739	6,445,966
Diluted	6,807,739	6,445,966

See accompanying notes to these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through March 31, 2012

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)		Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$(12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$(13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							439,200		439,200
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(42,778)	(42,778)
Net loss								(702,665)	(702,665)
Balance as of March 31, 2012 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,074,335	$(14,650,712)	$ 1,867,198

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2012 and 2011
(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (702,665)	$ (225,778)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	405,021	342,821
Loss on disposals of fixed assets	5,679	2,418
Warrants issued to convertible debt placement agent	73,700	-
Loan participation fees paid with common stock	23,760	6,270
Stock based compensation	-	32,500
Changes in operating assets and liabilities
Accrued gaming income	47,512	105,102
Inventories	(1,959)	263
Other current assets	(19,291)	32,142
Accounts payable and accrued expenses	12,539	(21,297)
Joint venture obligation	(2,145)	-
Accrued interest	28,677	3,621
Other current liabilities	65,916	(2,026)
Net cash provided by (used in) operating activities	(63,256)	276,036
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(119,331)	(41,068)
Net cash used in investing activities	(119,331)	(161,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	850,000	120,000
Principal payments on long-term debt	(128,640)	(166,588)
Payments on loan participation obligations	(22,753)	(20,192)
Payment of Series D preferred stock dividends	(42,778)	(42,778)
Net cash provided by (used in) financing activities	655,829	(109,558)
Net increase in cash	473,242	5,410
Cash at beginning of period	531,208	578,584
Cash at end of period	$ 1,004,450	$ 583,994
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 70,988	$ 79,816
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,000
Allocation of fair value of warrants to convertible debt	$ 365,500	$ -
Allocation of beneficial conversion feature to convertible debt	$ 410,800	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

As of March 31, 2012, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At March 31, 2012, the Company had approximately $323,000 of cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, 2012 and June 30, 2011, $227,913 and $275,425 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the nine months ended March 31, 2012 and 2011 was $252,392 and $342,821, respectively.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $270 and $1,123 for the nine months ended March 31, 2012 and 2011, respectively.

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

Potentially dilutive shares of 1,855,200 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2012, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of preferred stock.  Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the nine months ended March 31, 2012 and 2011, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of March 31, 2012 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

During the quarter ended June 30, 2011, the Company determined that ImageDoc’s expected and realized cash flows were significantly less than initial expectations, which has delayed the preparation and filing of its Registration Statement as discussed above.  This raised substantial doubt regarding the current value of the investment.  As such, the Company recorded an impairment charge equal to the original investment at June 30, 2011.

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

At March 31, 2012, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 5, and convertible debt discussed in Note 6, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2012.	$ 343,759

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

157,505 101,206 4,736
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	190,667
Total notes payable and long-term debt	797,873
Less current portion	(651,087)
Long-term debt, net	$ 146,786

Scheduled maturities of notes payable and long-term debt for the periods ending June 30th is as follows:

2012 2013	$ 309,189 488,684 $ 797,873

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

At March 31, 2012, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.

$ 190,923
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.	11,611
Total loan participation obligations, due December 31, 2012	$ 202,534

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

Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants will be exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering is the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of March 31, 2012 none of the Notes have been converted.

As of March 31, 2012 a total of $850,000 of units had been sold.  Of this amount, $703,500 mature on October 31, 2013, and $146,500 mature on February 7, 2014.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.

The estimated fair value of the investor warrants issued from the sale of $703,500 of convertible notes on October 31, 2011 is $322,000, and was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

The estimated fair value of the warrants issued from the sale of $146,500 of convertible notes on February 7, 2012 is $43,500, and was determined using the following assumptions:

Expected volatility

138%

Contractual term

3 years

Risk free interest rate

0.35%

Expected dividend rate

0%

In addition, based on the trading price of the Company’s common stock on the date of issue of these Notes, in accordance with ASC 470 the conversion terms were considered a beneficial conversion features.  The beneficial conversion feature for the $703,500 notes sold on October 31, 2011, representing the intrinsic value of the difference between the fair value of underlying common stock on the issue date and the terms of the conversion was calculated to be approximately $520,000.  However, ASC 470-20-30-8 limits the amount of the beneficial conversion feature to be allocated to the proceeds of the debt, after the allocation of the fair value of the warrants, to the total proceeds of the debt.  Therefore, $381,500 relating to the beneficial conversion features was allocated to stockholders’ equity and is reflected as a discount to the amount of the notes and is being amortized to interest expense over the term of the notes.  An additional $29,300 relating to the beneficial conversion features of the $146,500 in convertible notes sold on February 7, 2012 was allocated to stockholders’ equity and is reflected as a discount to the amount of the notes and is being amortized to interest expense over the term of the notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.

For the three and nine months ended March 31, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $94,004 and $152,629, respectively.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of March 31, 2012 the Company had paid to the agent a total of $42,500.

With respect to the sale of $703,500 of convertible notes on October 31, 2011, in addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the nine months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the sale of $146,500 of convertible notes on February 7, 2012, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and nine months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

138%

Contractual term

3 years

Risk free interest rate

0.35%

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at March 31, 2012.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of March 31, 2012 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of March 31, 2012 there were no shares outstanding.

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

In March 2008, the Company completed a private offering of 700,000 shares of Series D Preferred stock.  The $700,000 proceeds from the private offering were used as partial payment to the seller of Doc Holliday at the acquisition closing on March 18, 2008.  On March 31, 2012, $14,156 of dividends were declared and are included in accrued expenses at March 31, 2012.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of March 31, 2012, no shares of Series E Convertible Preferred Stock have been issued.

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

8.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At March 31, 2012 the total credit available to apply against future rent payments was approximately $48,000.  Rent expense for the nine months ended March 31, 2012 and 2011, net of applied monthly expense credits was $176,466 and $213,595, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease. Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.   At March 31, 2012 the system had a net book value of approximately $36,800.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2012	$ 76,086
2013	304,344
2014	304,344
2015	304,344
2016	25,362
Total	$1,014,480

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at March 31, 2012	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at December 31, 2011:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	0.75 years	$ 1.00	135,000	$ 1.00

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

For the nine months ended March 31, 2012, and the year ended June 30, 2011, no options or warrants to purchase common stock were granted, and as such we recorded no compensation expense under the requirements as discussed above.

11.     CONSULTING AGREEMENT

The Company had no consulting agreements during the nine months ended March 31, 2012 or 2011.

12.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2012 and 2011, his billings to the Company totaled $73,301 and $55,829, respectively.  At March 31, 2012 and June 30, 2011, amounts due to him were $1,839 and $12,198, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2012 and 2011, his billings to the company for services were $24,750 and $23,625, respectively.  At March 31, 2012 and June 30, 2011, amounts due him were $5,250 and $1,875, respectively, and are included in accounts payable, related parties.

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

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of December 31, 2011, the Company has made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability.  As of March 31, 2012, GGT had no revenues.

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

As of March 31, 2012, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We recognized a net loss attributable to common shareholders after $14,156 of dividends on our Series D preferred stock of $(222,319) ($(0.03) per share) for the three months ended March 31, 2012, compared to a net loss attributable to common shareholders after dividends of $14,000, of $(108,115) ($(0.02) per share) for the three months ended March 31, 2011.  The net losses attributable to common shareholders for the three months ended March 31, 2012 and 2011 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

Revenues

Casino revenues for the three months ended March 31, 2012 were $1,332,590 compared to $1,378,214 for the three months ended March 31, 2011, a decrease of $(45,624) or 3.3%.  Total casino revenues for the Bull Durham were $867,792 and $893,801 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $(26,009) or 2.9%.  Total casino revenues for Doc Holliday were $464,798 and $484,413 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $(19,615) or 4.0%.  Total casino coin-in was down 1.8% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We also experienced a decrease of 0.08% in our hold percentage for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $17,083 from $48,682 to $65,765 for the three months ended March 31, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended March 31, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2012	March 31, 2011	$ Change	% Change
Labor & Benefits	$492,228	$497,001	$(4,773)	-1.0%
Marketing & Advertising	298,108	296,959	1,149	0.4%
Depreciation & Amortization	82,990	111,865	(28,875)	-25.8%
Food & Beverage	74,247	79,992	(5,745)	-7.2%
Repair, Maintenance & Supplies	62,356	57,947	4,409	7.6%
Device fees	107,085	105,288	1,797	1.7%
Professional fees	11,700	10,980	720	6.6%
Insurance, Taxes & Licenses	51,889	51,696	193	0.4%
Utilities & Telephone	37,294	44,090	(6,796)	-15.4%
Occupancy	58,822	72,623	(13,801)	-19.0%
Other casino expenses	12,138	8,920	3,218	36.1%
	$1,288,857	$1,337,361	$(48,504)	-3.6%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans. No significant change was realized for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Total labor and benefits costs as a percentage of casino revenues increased slightly from 36.1% to 36.9% for the three months ended March 31, 2011 and 2010, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 0.4% increase is primarily attributed to an increase in periodic purchases of marketing supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $(28,875) is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.6% and 5.8% for the three months ended March 31, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.7% and 4.2% for the three months ended March 31, 2012 and 2011, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  No significant change was realized for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.9% and 3.8% for the three months ended March 31, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.8% and 3.2% for the three months ended March 31, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2012, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to rent abatement in the total aggregate amount of $40,000 prorated over a six-month term in the amount of $6,667 per month beginning in February 2010, and continued through July 2010.  In consideration of the rent abatement the Company replaced all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement. At March 31, 2012 the system had a net book value of approximately $36,800.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 0.9% and 0.6% for the three months ended March 31, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $52,453, as compared to $57,838 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $(5,385), or 9.3%.  The components of the changes in operating, general and administrative expenses representing the net decrease is primary attributable to three items.

First, we have incurred legal expenses associated with the Company’s current offering of securities, which is discussed in detail below.  These costs account for a year over year increase in expenses of approximately $10,000.

Second, we engaged the services of a broker-dealer as a selling agent to assist in our additional offering of the 8% Convertible debt during the quarter.  On sales involving the assistance of the selling agent, the selling agent is entitled to a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  During the quarter, we paid the agent a total of $9,825.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  During the quarter ended March 31, 2012 the estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs.

Finally, on March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date, and as such $32,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the three months ended March 31, 2011.  No stock based compensation was recognized during the three months ended March 31, 2012.

Interest Expense

Net interest expense was $133,678 for the three months ended March 31, 2012 compared to $26,252 for the three months ended March 31, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters included detachable warrants.  The estimated fair value of the investor warrants was $365,500, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-

year life of the debt to interest expense.  During the quarter ended March 31, 2012, $43,875 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the quarter ended March 31, 2012, $50,129 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the three months ended March 31, 2012 and 2011, dividends of $14,156 and $14,000, respectively, were declared on the Series D Preferred Stock.  Dividends declared on March 31, 2012 and 2011 were subsequently paid in April 2012 and 2011, respectively.

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

Results of Operations – Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

We recognized a net loss attributable to common shareholders after $42,778 of dividends on our Series D preferred stock of $(745,443) ($(0.11) per share) for the nine months ended March 31, 2012, compared to a net loss attributable to common shareholders after dividends of $42,622, of $(268,400) ($(0.04) per share) for the nine months ended March 31, 2011.  The net losses attributable to common shareholders for the nine months ended March 31, 2012 and 2011 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

Revenues

Casino revenues for the nine months ended March 31, 2011 were $3,966,177 compared to $4,243,490 for the nine months ended March 31, 2011, a decrease of $(277,313) or 6.5%.  Total casino revenues for the Bull Durham were $2,503,821 and $2,657,570 for the nine months ended March 31, 2012 and 2011, respectively, a decrease of $(153,749) or 5.8%.  Total casino revenues for Doc Holliday were $1,462,356 and $1,585,920 for the nine months ended March 31, 2012 and 2011, respectively, a decrease of $(123,564) or 7.8%.  Total casino coin-in was down 3.3% for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  We also experienced a decrease of 0.20% in our hold percentage for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $22,010 from $130,900 to $152,910 for the nine months ended March 31, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the nine months ended March 31, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2012	March 31, 2011	$ Change	% Change
Labor & Benefits	$1,447,920	$1,504,093	$(56,173)	-3.7%
Marketing & Advertising	930,914	921,616	9,298	1.0%
Depreciation & Amortization	252,392	342,821	(90,429)	-26.4%
Food & Beverage	230,672	257,293	(26,621)	-10.3%
Repair, Maintenance & Supplies	178,849	184,778	(5,929)	-3.2%
Device fees	317,529	316,324	1,205	0.4%
Professional fees	85,100	36,120	48,980	135.6%
Insurance, Taxes & Licenses	144,220	140,178	4,042	2.9%
Utilities & Telephone	120,270	132,303	(12,033)	-9.1%
Occupancy	176,466	213,595	(37,129)	-17.4%
Other casino expenses	45,908	57,610	(11,702)	-20.3%
	$3,930,240	$4,106,731	$(176,491)	-4.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 3.7% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues increased from 35.4% to 36.5% for the nine months ended March 31, 2011 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The slight 1.0% increase is primarily attributed to an increase in periodic purchases of marketing supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The decrease of $(90,429) is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.8% and 6.1% for the nine months ended March 31, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.5% and 4.4% for the nine months ended March 31, 2012 and 2011, respectively.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The increase is primarily attributable to the defense and settlement of a sexual harassment lawsuit brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  The increase of $4,042 is primarily attributed to increases in casino property and liability insurance.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.6% and 3.3% for the nine months ended March 31, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.0% and 3.1% for the nine months ended March 31, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2012, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to rent abatement in the total aggregate amount of $40,000 prorated over a six-month term in the amount of $6,667 per month beginning in February 2010, and continued through July 2010.  In consideration of the rent abatement the Company we replaced all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease. Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement. At March 31, 2012 the system had a net book value of approximately $36,800.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.2% and 1.4% for the nine months ended March 31, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $327,752, as compared to $145,846 for the nine months ended March 31, 2012 and 2011, respectively, an increase of $181,906, or 124.7%.  The  net increase is primary attributable to four items.

First, we have incurred legal expenses associated with the Company’s current offering of securities which is discussed in detail below, as well as legal costs associated with the Company’s defense and settlement of claims of sexual harassment brought by two former employees of the Doc Holliday Casino. These costs account for approximately $61,000 of the year over year increase.

Second, we engaged the services of a broker-dealer as a selling agent to assist in our offering of the 8% Convertible debt during the second and third quarters.  On sales involving the assistance of the selling agent, the selling agent was entitled to a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of March 31, 2012 the Company had paid to the agent a total of $42,500.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $73,700 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the nine months ended March 31, 2011.

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

Fourth, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Finally, on March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date, and as such $32,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the nine months ended March 31, 2011.  No stock based compensation was recognized during the nine months ended March 31, 2012.

Loss on asset disposals

We disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the nine months ended March 31, 2012.  During the nine months ended March 31, 2011 we disposed certain casino equipment with a remaining book value of $2,418.  There were no proceeds received regarding these disposals.  The resulting $2,418 loss was recorded as a loss on asset disposals.

Interest Expense

Net interest expense was $252,261 for the nine months ended March 31, 2012 compared to $83,373 for the nine months ended March 31, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-year life of the debt to interest expense.  During the nine months ended March 31, 2012, $70,708 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the nine months ended March 31, 2012, $81,921 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the nine months ended March 31, 2012 and 2011, dividends of $42,778 and $42,622, respectively, were declared on the Series D Preferred Stock.  Dividends declared on March 31, 2012 and 2011 were subsequently paid in april 2012 and 2011, respectively.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2011, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note during the slower winter months.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and as cash flows allow, smaller principal reduction payments that have totaled $20,000 during the nine months ended March 31, 2012.  As of March 31, 2012, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $190,667 is considered in technical default and is classified as a current obligation.

At March 31, 2012, the Company had cash and cash equivalents of $1,004,450.  Approximately half of that cash is utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards. Approximately $500,000 of that cash represents the residual proceeds received from the 8% Convertible Note Offering.  Our cash balances at March 31, 2012 were in excess of funds required by gaming regulations.

Our working capital increased by $290,781 to a working capital deficit of $(181,276) at March 31, 2012 from a working capital deficit of $(472,057) at June 30, 2011.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, debt associated with the acquisition of the Doc Holliday casino, and the loan participation obligations that are classified as short-term liabilities at March 31, 2012 and June 30, 2011.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.

Cash used in operating activities was $(63,256) for the nine months ended March 31, 2012.  For the nine months ended March 31, 2011, operating activities provided net cash of $276,036.  The year-over-year decrease in cash provided by operating activities was primarily the result of the operating loss for the nine months ended March 31, 2012, changes in certain current assets and liabilities, and in our accrued gaming income during the nine months ended March 31, 2012, which represents the deposits of cash held in our gaming machines at March 31, 2012.

Cash used in investing activities was $161,068 for the nine months ended March 31, 2011, and primarily represents a $120,000 investment in common stock and stock purchase warrants of ImageDoc.com, as well as purchases of gaming and security equipment totaling $41,068.  The investment in ImageDoc.com was considered impaired at June 30, 2011.  For the nine months ended March 31, 2012 we purchased $119,331 of gaming and security equipment.

For the year ended June 30, 2012 and depending upon available capital resources, we expect to acquire gaming equipment and other capital items up to approximately $50,000, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $500,000.

Cash flows provided by financing activities were $655,829 for the nine months ended March 31, 2012, compared to cash used of $(109,558) during the nine months ended March 31, 2011.  Net cash provided by financing activities for the nine months ended March 31, 2012 represents funds received from the sale of 8% Convertible debt as discussed below, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.  As of March 31, 2012 all $850,000 of units had been sold and mature in October 2013 and February 2014.

Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering was the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of March 31, 2012 none of the Notes have been converted.

During the quarter ended December 31, 2011 a total of $703,500 of units were sold and mature on October 31, 2013.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other

Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense on a straight-line basis over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.  The initial estimated fair value of the warrants of $322,000 was determined using the following assumptions:

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

During the quarter ended March 31, 2012 an additional $146,500 of units were sold and mature on February 7, 2014.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense on a straight-line basis over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.  The initial estimated fair value of the warrants of $43,500 was determined using the following assumptions:

Expected volatility

138%

Contractual term

3 years

Risk free interest rate

0.35%

Expected dividend rate

0%

In addition, based on the trading price of the Company’s common stock on the date of issue of the Notes, in accordance with ASC 470 the conversion terms were considered a beneficial conversion features, and as such $29,300 representing the intrinsic value of the beneficial conversion features has been allocated to stockholders’ equity and is reflected as a discount to the amount of the note amounts which is being amortized to interest expense over the term of the notes.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company will pay the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of March 31,

2012 the Company had paid to the agent a total of $42,500, and was charged to operations for the nine months ended March 31, 2012.

With respect to the second quarter sale of $703,500 of units, in addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs during the nine months ended March 31, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the third quarter sale of $146,500 of units, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs during the nine months ended March 31, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

138%

Contractual term

3 years

Risk free interest rate

0.35%

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

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the nine months ended March 31, 2012 and 2011 we made $22,753 and $20,192, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the nine months ended March 31, 2012 and 2011, dividends declared on June 30, September 30 and December 31 totaling $42,778 were paid to the holders of the Series D Preferred Stock.

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

During the nine months ended December 31, 2010 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of March 31, 2012 a total of $10,074 of interest has been accrued on these notes.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to December 31, 2011, a material adjustment was necessary to management’s prepared financial statements, and the requirement for this adjustment was identified as a material weakness during the quarter ended December 31, 2011.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.

Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.

Removed and Reserved

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

31.

Certification

32.

Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: May 15, 2012	By /s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May15, 2012	By: _/s/ Todd Huss___--
Todd Huss, Chief Financial Officer