Form 10-K
period 2012-06-30
GLOBAL CASINOS INC
filed 2012-10-12
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $2,100,112.

The number of shares outstanding of the registrant’s common stock, as of October 10, 2012, is 6,961,490.

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

As of June 30, 2012, Global had two operating subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity that owns certain gaming technology.  This investment is being accounted for under the equity method.

     Effective June 1, 2012, the Company entered into a definitive Split-Off Agreement (“Split-Off Agreement”) with Gemini Gaming LLC (“Gemini”) to sell all of its gaming properties, interests and operations (the “Split-Off”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos: Bull Durham Casino and Doc Holliday Casino. Also effective June 1, 2012, the Company entered into a definitive Stock Purchase Agreement (“Stock Purchase Agreement”) with Christopher Brogdon to acquire all of the issued and outstanding equity securities of Georgia Healthcare REIT, Inc. (“Georgia REIT”) which, through a controlled subsidiary, owns real property in Eastman, Georgia that is operated as a skilled nursing home through a third-party operating lease.  The Split-Off and Stock Purchase Agreement will close concurrently and is part of a planned transition of the Company from one engaged in the gaming industry to a healthcare REIT (the “Reorganization”). Consummation of the Reorganization is subject to regulatory approvals.  The Company’s Preliminary Information Statement on Schedule 14C describing the Reorganization is currently under review by the SEC.

Description of Gaming Operations

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

       Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,309,595 in debt, as of June 30, 2012.

       As of June 30, 2012, we operated 181 slot machines.  The Bull Durham does not operate any table games.

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

       Presently, the casino occupies approximately 12,710 square feet of space located at 129 - 131 Main Street in Central City, Colorado.  The casino occupies that space under a lease that expires in July 2015. There are presently no options to renew or extend the lease. The current monthly base rent is $25,632 plus triple net expenses, subject to a three percent cap on annual increases.

       As of June 30, 2012, we operated 192 slot machines. In September 2010, all table games consisting of Three Card Poker, Texas Hold’em, and Blackjack, were removed from the casino floor to provide additional space for slot machines.

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

       Because the Company is a publicly traded corporation, each of the officers, directors and shareholders owning 5% or more of the equity interest prior to November 1, 2002, had to be approved by the Colorado Division of Gaming.  With the transfer of the gaming license to Casinos U.S.A., the officers and directors of that subsidiary must be approved by the Division of Gaming.  The criteria established in determining the suitability to conduct such operations include financial history, criminal record and character, in addition to satisfaction of application procedures set forth in the existing regulations.

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

       Net profits derived from the operations of the Company and its subsidiaries are subject to taxation at the federal, state and local levels.  The State of Colorado imposes a variable gaming tax on "adjusted gross proceeds" ("AGP"), which includes the total amount of all wagers made by players less all payments received by such players.  As revised in July 1999 the progressive tax rate ranges from 0.25% on the first $2,000,000 of AGP to 20% on AGP in excess of $15,000,000.  Local governmental units assess real and personal property taxes on the value of many assets, including land, building and gaming equipment.  In addition, the cities of Black Hawk and Central City assess "device fees" on each gaming device utilized in a casino.

Competition

       Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 17 casinos operating in the Black Hawk market.  Additionally, there are 7 casinos, including our Doc Holliday Casino, located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 8,342 slot machines in the Black Hawk market and 2,299in the Central City market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2% of the Black Hawk market, while the Doc Holliday Casino represents approximately 8 of the total slot machines in Central City.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

       The Bull Durham operates with an on-site general manager who shares his duties with the Doc Holliday casino.  The Bull Durham currently employs 30 persons, including 28 that are considered full-time and 2 that are considered part-time.  The Doc Holliday casino currently employs 25 persons, including 15 that are considered full-time and 10 that are considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the Company believes its employee relations are good.

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

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2012, the Company has made cash payments and advances to GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability.  The investment equal to the amount of cash advanced to GGT was written off in previous periods.  As such, no further losses have been recorded.  As of June 30, 2012, GGT has had no revenues.

Intellectual Property

       The Company does not claim any intellectual property protection to any of its assets and does not believe that intellectual property protection is material to its operations.

SUMMARY OF REORGANIZATION

This section contains a summary of the material features of the Reorganization. A more detailed description of the transactions is contained elsewhere in this Annual Report.

Split-Off Agreement

Effective June 1, 2012, the Company (as “Seller”), Global Split-Off, LLC, a Colorado limited liability company (“Split-Off Subsidiary”), and Gemini Gaming, LLC, a Colorado limited liability company (“Buyer”) entered into that certain Split-Off Agreement (“Split-Off Agreement”) pursuant to which the Company agreed to transfer to its newly formed wholly-owned Split-Off Subsidiary substantially all of its casino gaming properties, assets and operations (“Gaming Assets”) and then agreed to sell all if its interest in Split-Off Subsidiary to Gemini Gaming, LLC (“Gemini”).  Gemini is owned and controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the general manager of the Company’s two casinos and the sole director of Casino’s USA.

Gemini will purchase the outstanding equity of Split-Off Subsidiary in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets (“Gaming Debt”), plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $120,000 and further excluding approximately $500,000 in note receivable (the “Purchase Price”).  The Purchase Price will be evidenced by a promissory note (“Purchase Money Note”) which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Purchase Money Note will be secured by a pledge of all of the outstanding equity securities of Split-Off Subsidiary.

Consummation of the Split-Off is conditioned upon the approval of the Global Casinos Shareholders, the approval of the Colorado Division of Gaming of a Change of Ownership of the gaming licenses for the Bull Durham and Doc Holliday Casinos, the concurrent closing of the Stock Purchase Agreement described below, a definitive Information Statement under Sections 14(c) and 14(f) of the Exchange Act is filed with the SEC and mailed to the Company’s shareholders, and other conditions customary to transaction of this nature.

Concurrently with the Closing (as that term is defined within the Split-Off Agreement), the Company shall take all action necessary to appoint Christopher Brogdon, Steven Bathgate and John Joseph Sheehan, Jr. to serve as members of the Board of Directors of Seller (“New Board”).  Immediately following such election, Clifford Neuman, Peter Bloomquist and A. Leonard Nacht shall resign as directors and executive officers of the Company.  Immediately following the resignations of Messrs. Neuman, Bloomquist and Nacht, the New Board shall appoint Christopher Brogdon and Steven Bathgate as new executive officers to fill the vacancies created by such resignations (“New Management”).

Following the Closing, the Company will have no liability for any debts, liabilities or obligations of Split-Off Subsidiary or its business or activities, and there are no outstanding guaranties, performance or payment bonds, letters of credit or other contingent contractual obligations that have been undertaken by the Company directly or indirectly in relation to Split-Off Subsidiary or its business and that may survive the Closing.

Pending Closing, the Company has extended working capital advances to Georgia REIT (“Georgia REIT Advances”), in the aggregate principal amount of $500,000.   The Georgia REIT Advances are secured by a pledge of 100% of the outstanding equity securities of Georgia REIT. $125,000 of the Georgia REIT Advances was used in connection with Georgia REIT consummation of its first acquisition of Middle Georgia Nursing Home, located in Eastman, Georgia, which closed on July 1, 2012.

The Split-Off may be terminated at, or at any time prior to, the Closing by mutual written consent of Seller and Buyer and may also be terminated by either party upon written notice to the other in the event the Split-Off and Closing have not been consummated on or before December 31, 2012.

Stock Purchase Agreement

Effective June 1, 2012, the Company and Christopher Brogdon entered into that certain Stock Purchase Agreement (“SPA”) whereby Brogdon, as the owner of all of the issued and outstanding shares of the equity securities of Georgia REIT shall sell to the Company all of the outstanding equity securities of Georgia REIT,  subject to and in accordance with the terms and conditions of the Agreement.  The purchase price to be paid by the Company for Georgia REIT will be the sum of $100 plus the Georgia REIT Advances, which will be eliminated upon consolidation.

Consummation of the SPA is conditioned upon the approval of the Global Casinos Shareholders, the approval of the Colorado Division of Gaming of a Change of Ownership of the gaming licenses for the Bull Durham and Doc Holliday Casinos, the concurrent closing of the Split-Off Agreement described below, a definitive Information Statement under Sections 14(c) and 14(f) of the Exchange Act is filed with the SEC and mailed to the Company’s shareholders, and other conditions customary to transaction of this nature.

Amended and Restated Articles of Incorporation

The filing of Amended and Restated Articles of Incorporation (“Amended Articles”) with the Utah Division of Corporations shall, among other things, effect the change of name of the Company to “Global Healthcare REIT, Inc.”.  In addition, we will adopt provisions required to enable the Company to elect to be treated for tax purposes as a REIT.

REORGANIZATION INFORMATION

Background and Reasons for the Transaction

•

Global Casinos has owned and operated the Bull Durham Casino located in Blackhawk, Colorado since its inception.  In 2008, we acquired Doc Holliday Casino located in Central City, Colorado. The timing of our acquisition of Doc Holliday was unfortunate, since it came at the beginning of what would prove to be a significant and prolonged economic recession which impacted the gaming and hospitality industries particularly harshly.

•

Due primarily to the macroeconomic impact of the Great Recession, our results of operations suffered significantly.  The operations of Doc Holliday were particularly dismal, which negatively impacted our overall performance.  The public market value of our common stock suffered commensurately.

•

During the period from 2009 to 2011, we explored numerous business combinations in the gaming industry in the Reno, Nevada market.  However, those potential targets had their own operational issues; and the constriction of the credit markets made a complementary acquisition impractical.

•

In the summer of 2011, our President, Clifford Neuman, (“Neuman”) was approached by Steven Bathgate (“Bathgate”), who is a Senior Managing Partner of GVC Capital, LLC (“GVC”), a registered broker-dealer and investment banker.  Bathgate has been a shareholder of the Company for many years; and GVC has served as the Company’s investment advisor as well.  Bathgate introduced Neuman to the potential of the Company doing a transaction with Christopher Brogdon (“Brogdon”), with whom Bathgate and GVC had prior business dealings.  Bathgate and Brogdon made the suggestion that Global Casinos consider divesting the gaming interests and operations and transitioning to become a healthcare REIT, a business segment in which Brogdon had substantial experience and expertise.

•

In August 2011, Neuman and Pete Bloomquist (“Bloomquist”), also a Director, met in Boulder, Colorado with Bathgate, Brogdon and other affiliates of GVC.  At that meeting, preliminary terms of a reorganization were discussed.  In addition, there was discussion of the Company undertaking a small private placement of securities to raise capital to support such a reorganization.

•

In November, 2011, the Company and Brogdon executed a non-binding confidential Reorganization Term Sheet (“Term Sheet”) that summarized the terms of the divestiture of the gaming interests in a leveraged management buy-out, the transition to becoming a REIT under the direction and control of Brogdon, and the terms of a private offering of securities.

•

Also in November, 2011, Messrs. Neuman and Bloomquist met with the Colorado Division of Gaming (“Gaming") to discuss the Term Sheet and the regulatory issues inherent in the contemplated transaction.   Those regulatory issues became problematic.  There ensued numerous meetings between Messrs. Neuman and

Bloomquist and Gaming over the next several months in an effort to develop a strategy that could be adopted to facilitate the transaction with Brogdon described in the Term Sheet.

•

In the fourth quarter of 2011, Gaming presented a proposal for a Change of Ownership of the Bull Durham and Doc Holliday gaming licenses that management found acceptable, and an Application for Change of Ownership was submitted to Gaming by Gemini Gaming.

•

Beginning in the first quarter of 2012, the Company began examining the accounting issues that would be raised in the proposed transaction.  After considerable research, it was decided that the Company should engage a consultant to review the transaction and analyze the accounting issues that would govern the preparation of the Company’s SEC reports.  In the second quarter of 2012, the consultant submitted his report which confirmed an accounting treatment that was acceptable to the Company.

•

In the first quarter of 2012, the parties finalized negotiations relating to the terms and conditions of the Split-Off and Stock Purchase and the definitive agreements governing both transactions.  The Boards of Directors of both Global Casinos and Georgia REIT were provided with copies of the definitive agreement.

•

In March 2012,  the Board of Directors of Global Casinos (with Messrs. Neuman and Bloomquist abstaining)  and the shareholders of Global Casinos acting by majority written consent approved the Split-Off and Stock Purchase Agreements, subject to numerous conditions.

•

In May, 2012, Brogdon informed the Company that he had identified his first acquisition:  a nursing home located in Scottsburg, Indiana.

•

Effective June 1, 2012, the parties completed the execution of the Split-Off and Stock Purchase Agreements.

Principal Terms of the Split-Off Agreement

The parties to the Split-Off Agreement are:

•

Global Casinos, Inc., which is disposing of its Gaming Assets and Gaming Debt;

•

Split-Off Subsidiary, which is wholly-owned by Global Casinos.  Split-Off Subsidiary was formed by Global Casinos to “drop down” the Gaming Assets and Gaming Debt in anticipation of divesting them in the Split-Off;

•

Gemini Gaming, LLC, which was formed and organized by Clifford Neuman, the Company’s President and Director (40% owner); Pete Bloomquist, a Director (30% owner) and Doug James, the general manager of the Bull Durham Casino and Doc Holliday Casino (30% owner).

The principal terms of the Split-Off will involve:

•

Global Casinos transferring the Gaming Assets and Gaming Debt to Split-Off Subsidiary;

•

Subject to the satisfaction of all conditions to closing, (discussed below), Global Casinos will sell to Gemini Gaming all of the outstanding equity securities of Split-Off Subsidiary;

•

Concurrently, Global Casinos will consummate the acquisition of Georgia REIT pursuant to the Stock Purchase Agreement with Christopher Brogdon.

•

At Closing, the Global Casinos Board of Directors will be reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr; and the executive officers will be changed to consist of Christopher Brogdon and Steven Bathgate.

The Gaming Assets include:

•

All issued and outstanding shares of Casinos, USA, Inc., which owns and operates the Bull Durham Casino, which includes real property, gaming equipment, fixtures;

•

All issued and outstanding shares of Doc Holliday Casino II, LLC, which owns and operates the Doc Holliday Casino, which includes the leasehold interest, gaming equipment and fixtures;

•

Cash and cash equivalents; inventory; prepaid expenses.

•

Senior Mortgage Note of Casinos, USA held by Global Casinos.

Assets to be retained by Global Casinos will include:

•

Notes receivable evidencing all Georgia REIT Advances;

•

Shares and warrants of ImageDoc, Inc.;  and

•

All common shares of Georgia REIT.

Gaming Debt to be assumed by Gemini Gaming will include:

•

All mortgage debt of Casinos USA (approximately $800,000);

•

All loan participation obligations (approximately $200,000);

•

All current liabilities, accounts payable, accrued expenses (approximately $600,000).

Debt that is excluded from Gaming Debt that will be retained by Global Casinos includes:

•

5% Convertible Notes payable in the aggregate principal amount of $120,000;

•

8% Convertible Notes payable in the aggregate principal amount of $850,000;

As of June 30, 2012, the aggregate $850,000 in 8% Convertible Notes is offset by the sum of (i) the Georgia REIT Advances and (ii) cash remaining in Global Casinos.

The Purchase Price for the Gaming Assets to be paid by Gemini Gaming consists of (i) the assumption of the Gaming Debt in the approximate aggregate amount of $1.6 million, plus (ii) an amount equal to the net tangible book value of Global Casinos as of the most recently completed fiscal quarter (“Global NTBV”) reduced by the Excluded Assets and increased by the Excluded Debt.  The Purchase Price will be evidenced by the Gemini Gaming Purchase Money Note which, together with interest at the rate of 4% per annum, will be payable in quarterly installments of principal and interest for a term of 20 years.  The Purchase Money Note will be secured by a pledge of all outstanding shares of the Split-Off Subsidiary.

Consummation of the Split-Off Agreement is subject to the following conditions precedent:

•

Approval of a Change of Ownership of the Gaming Licenses held by Casinos USA, Inc. and Doc Holliday Casino II, LLC by the Colorado Division of Gaming;

•

The approval of the Split-Off Agreement, Stock Purchase Agreement and Amended Articles by the Boards of Directors and Shareholders of Global Casinos and Georgia Healthcare REIT, Inc., which approvals have been obtained subject to compliance with Rule 14c-1 and Rule 14f-1 under the Exchange Act, which this Information Statement is intended to fulfill;

•

Compliance with all regulatory requirements, including federal and state securities laws; and

•

The concurrent closing of the Stock Purchase Agreement.

Principal Terms of the Stock Purchase Agreement:

The parties to the Stock Purchase Agreement are:

•

Global Casinos, Inc., as the Buyer; and

•

Christopher Brogdon, as the Seller.

The principal terms of the Stock Purchase Agreement are:

•

On the closing date, Christopher Brogdon will assign to Global Casinos 100% of the issued and outstanding shares of equity securities of Georgia REIT (the “Georgia REIT Shares”); and

•

The Board of Directors and executive officers of Global Casinos will be changed as more fully described elsewhere in this Information Statement.

The purchase price to be paid by Global Casinos for the Georgia REIT Shares will consist of (i) the Georgia REIT Advances, which will be eliminated on consolidation and (ii) the sum of $100.

Consummation of the Stock Purchase Agreement is subject to the following conditions precedent:

•

Approval of a Change of Ownership of the Gaming Licenses held by Casinos USA, Inc. and Doc Holliday Casino II, LLC by the Colorado Division of Gaming;

•

The approval of the Split-Off Agreement, Stock Purchase Agreement and Amended Articles by the Boards of Directors and Shareholders of Global Casinos and Georgia Healthcare REIT, Inc., which approvals have been obtained subject to compliance with Rule 14c-1 and Rule 14f-1 under the Exchange Act, which this Information Statement is intended to fulfill;

•

Compliance with all regulatory requirements, including federal and state securities laws; and

•

The concurrent closing of the Split-Off Agreement.

Proposed Change of Control

Our board of directors, which currently consists of Clifford L. Neuman, Peter Bloomquist and A. Leonard Nacht, will appoint Christopher Brogdon, Steven M. Bathgate and John Joseph Sheehan, Jr. to the board of directors of our Company, with Christopher Brogdon serving as Chairman of the Board. These appointments will be made upon the concurrent closing of the Split-Off Agreement and Stock Purchase Agreement.   Mr. Neuman, who is currently our President and a director, and Mr. Bloomquist, who is currently our Secretary and a director and Mr. Huss, who is currently our Chief Financial Officer, will then resign from all of their respective director and executive positions with our company upon the closing of the Split-Off Agreement.  In addition, concurrent with the closing of the Split-Off Agreement, our board will appoint Christopher Brogdon as our President and Steven Bathgate as our Secretary.

.

Because of the change in the composition of our board of directors pursuant to the Split-Off Agreement, there will be a change-of-control of our Company on the date the Split-Off and Stock Purchase are completed.

The Company’s completion of the transactions contemplated under the Split-Off  and Stock Purchase Agreements are subject to the satisfaction of certain contingencies including, without limitation, among other things, preparation, filing and distribution to the Company’s stockholders of this Information Statement.  There can be no assurance that the Split-Off transaction and Stock Purchase will be completed.

Reasons for the Split-Off and Stock Purchase

Our board of directors considered a number of factors that led it to accept the Split-Off and Stock Purchase, including but not limited to:

•

our investors were concerned about our viability, our lack of growth and the difficulties within the hospitality and gaming industries due to the Great Recession and its aftermath;

•

our limited working capital; and,

•

our analysis of our growth prospects, limited resources, and significant level of secured and unsecured debt led our board of directors to conclude that the opportunity for stock capital appreciation was limited under our present circumstances.  The board believes that by divesting of our gaming interests and acquiring a healthcare REIT under the supervision of an experienced leader in the field, it will be possible to create a greater likelihood of share price appreciation for our stockholders.

Countervailing Considerations

Our board of directors identified and considered a number of potentially negative factors in its deliberations concerning the asset sale, including, but not limited to:

•

the risk that the REIT may be unsuccessful;

•

the risk that the REIT will subsequently be unable to raise sufficient working capital to satisfy its operating requirements, in view of the fact that it has no operating history;

•

the risk that the potential benefits sought in the transition to a REIT might not be realized fully, or within the time frame contemplated, if at all; and,

•

the charges to be incurred, primarily in the quarter in which the transactions are completed, including transaction expenses arising from the asset sale.

No Opinion of Financial Advisor - Fairness of the Asset Sale

We have not approached or engaged any financial advisor to render a fairness opinion, from a financial point of view, with respect to the proposed joint venture.

The decision not to engage a financial advisor was made in light of our financial constraints and lack of working capital.  We felt that we could not afford the costs that would be incurred in connection with engaging such a financial advisor.

Nevertheless, the Transaction Documents have been unanimously approved by the board of directors of Global Casinos and by the board of directors of Georgia REIT, including persons who would be considered disinterested members of the Global Casinos Board.  Global Casinos’ board of directors consists of three members, only one of whom would be considered disinterested (Dr. Nacht).

Early Efforts to Market Global Casinos were Unsuccessful

As early as 2009, Global Casinos and its officers conducted efforts to either sell the company to a third party or to attract large strategic investments into the Company.  The results of these discussions and efforts, however, were unsuccessful, in some cases because no interest was generated by the other party at a price or on terms deemed reasonable by the board.

Fairness Analysis

Overview

The board of directors' goal was to establish that the proposed transaction was fair, from a financial point of view, to the shareholders of Global Casinos. In order to do that it was necessary to establish that the fair value of the consideration being paid by Gemini Gaming was at least as high as the fair value of the assets being sold by Global Casinos.

In assessing the fairness of the proposed transaction, from a financial point of view, to the shareholders of Global Casinos, the board of directors considered a number of factors:

•

our results of operations and financial position;

•

our trading history;

•

market capitalizations achieved by public small companies;

•

market capitalizations achieved by larger public companies that operate in our sector;

•

Global Casinos’ balance sheet and debt structure; and

•

certain operational factors relevant to an evaluation of our current and future operations.

The board relied primarily on its knowledge of the Company's operations and the market capitalizations of public companies in reaching its conclusion.  The board did not assign any relative weight to any of the foregoing factors, but determined that all of them were material to their consideration of the fairness of the Split-Off.

Global Casinos Results of Operations and Financial Position

Global Casinos's results of operations for the years ended June 30, 2011 and 2010, were losses of $(1,379,431) and $(1,110,667), respectively, and for the nine months ended March 31, 2012, a loss of $(702,665).  Our working capital deficit at March 31, 2012 was $(181,276), and our stockholders' equity at March 31, 2012 was $1,867,198.

Global Casinos Stock Trading History

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTCQB ("OTCQB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. Between June 30, 2010 and June 30, 2011, the high and low closing prices were $.37 and $.09, respectively; and from July 1, 2011 to June 30, 2012, the high and low closing prices were $.62 and $.15, respectively.  With approximately 6.9 million shares of common stock and Series D Convertible Preferred Stock convertible into an additional 700,000 shares of common stock, our market capitalization is approximately $3.2 million.

Historical Transactions Analysis

The board did not identify any historical transactions that were directly comparable to the proposed Split-Off.

Split-Off Purchase Price

The board of directors determined that the purchase price for the Acquired Assets, consisting of Assumed Debt of approximately $1.6 million, and an amount equal to the Company’s net tangible book value as of the most recent practicable date, less the Excluded Assets and increased by the Excluded Debt, represents 100% the net balance sheet value of the Acquired Assets and Assumed Debt.  As such, the board concluded that the Purchase Price is fair to the Company and its shareholders from a financial perspective.

Conclusion

After assessing the Company's operations and the stock market, our board of directors concluded that there was little likelihood of capital appreciation for Global Casinos stockholders in the next 24 months and that there was a material risk that the market capitalization of the company could decline.

The consideration to Global Casinos from Gemini Gaming is equal to both the net balance sheet value of the assets and liabilities to be conveyed and the market capitalization of the Company, after adjustment for the Excluded Assets and Excluded Debt.

Based on its evaluation of our operations and stock price, the board concluded that the proposed transaction is fair, from a financial point of view, to the shareholders of Global Casinos.

Procedural Safeguards

The board of directors of Global Casinos believes that sufficient procedural safeguards are present to insure the fairness of the asset sale.  The belief is based upon the following factors:

•

Approval of Securityholders.  Approval of the Transaction Documents requires the affirmative vote of a majority of the outstanding common stock of Global Casinos.

•

Approval of Directors.  The Transaction Documents were approved by the directors of Global Casinos, including the disinterested members of the board.

•

Unaffiliated Representatives.  The board did not retain an unaffiliated representative to act solely on behalf of unaffiliated securityholders for purposes of negotiating the terms of the Transaction Documents.  However, the board believes that the terms of the transaction are fair to the unaffiliated shareholders for the reasons previously stated.

Regulatory Approvals

Consummation of the Split-Off will require the approval of the Colorado Division of Gaming of an application for Change of Ownership of the gaming licenses for the Bull Durham and Doc Holliday.  That application has been submitted and we have been informed by the Division of Gaming that they have completed their investigation.  The application will be presented to the Gaming Commission for approval after we have completed the matters described in this Information Statement and 20 days have elapsed after mailing this Information Statement to our shareholders.

Conflicts of Interest

It is clear that the Split-Off and Stock Purchase involve related parties and the potential for conflicts of interest.  Material relationships exist between and among the parties, including:

•

Mr. Neuman is President and Director of the Company, seller, and a founder, Manager and principal shareholder of Gemini Gaming, the buyer.

•

Mr. Neuman is also legal counsel to the Company, and has served as legal counsel to GVC Capital, LLC and business ventures in which Steven Bathgate has a financial interest.

•

Pete Bloomquist is a Director of the Company and a founder, Manager and principal shareholder of Gemini Gaming.  Mr. Bloomquist was formerly associated with GVC Capital, LLC, and its predecessor Cohig & Associates.

•

The terms of the Split-Off and Stock Purchase were negotiated by Neuman and Bloomquist, on the one hand, and Bathgate and Brogdon, on the other.  Each is currently a shareholder of the Company; Brogdon is currently the sole shareholder of Georgia REIT.

•

Bathgate and Brogdon will be Directors and executive officers of the Company after the Spit-Off and Stock Purchase have been completed.

We believe that these conflicts have been mitigated, although not eliminated, by the fact that Split-Off was ratified and approved by (i) the disinterested director of Global Casinos (Messr. Neuman and Bloomquist abstaining) and (ii) a majority of the Global Casinos shareholders (again, Messr. Neuman and Bloomquist abstaining).

ITEM 1A.      RISK FACTORS

An investment in our securities is speculative and involves a high degree of risk.  Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended June 30, 2012, contains an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We will require additional capital and have no commitments for funding.

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

            Our casino is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity, which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of our property (on which mining may have occurred in the past), we may incur costs related to this matter in the future. To date, none of these matters of other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

            At June 30, 2012, there were 835,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options at a weighted average exercise price of $1.00 per share, 1,020,000 shares of common stock issuable upon exercise of warrants issued in the private placement sale of 8% convertible notes at a weighted average exercise price of $0.50 per share, and 2,550,000 shares of common stock issuable upon conversion of the 8% convertible notes.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants and options are outstanding may be adversely affected and the existence of the warrants and options may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

            Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of June 30, 2012, there were 6,851,488 shares of our common stock issued and outstanding. Approximately 2,466,472 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.

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

Current difficult conditions in the financial services markets may materially and adversely impact our business

     Dramatic declines in the values of, among other things, various derivative instruments, credit default swaps and the housing market during the prior years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have also led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a general reduction of business activity.  A continuation of these conditions could have, among other things, the following potential negative effects:

1.

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and

2.

While we do not depend on credit from the financial markets to finance our operations, most of our long-term debt has matured and must be refinanced.  As of June 30, 2012 a note payable to the seller of the Doc Holliday Casino in the amount of $366,667 had matured on March 31, 2009, and was therefore in default. Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note until the cash flows of the Doc Holliday Casino allow for additional principal reductions.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments, however the note holder has not executed the modification agreement or a forebearance agreement, and as such all principal is considered in technical default.  At June 30, 2012 the note had a principal balance of $190,667.  And, as of the date of this report, other junior mortgage debt totaling $100,400 had also matured on September 19, 2009, and efforts to refinance or modify the terms of these notes with the noteholders have not been successful.  Since 2008, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

Risks Related to General Economic Conditions

Current economic conditions and in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, and our ability to obtain financing.

The global economic environment is currently volatile and uncertain, and the future economic environment may continue to be less favorable than that of recent years. The retail industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic environment has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lowered demand for products and resulting in fewer customers visiting, and customers spending less, which could adversely affect our revenues. In addition, further declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. We are unable to predict the timing, duration, and severity of any disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which could have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that market disruptions may have.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our future credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. If our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

A worsening of the United States economy could materially adversely affect our business.

The success of our business operations depends significantly on consumer confidence and spending, which have deteriorated as a result of the worldwide economic downturn.  This economic downturn and decrease in consumer spending adversely impacted our revenue, and it may continue to adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy.  If the current economic situation persists, or deteriorates significantly, our business could be negatively impacted.

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

ITEM 3.        LEGAL PROCEEDINGS        The Company and its subsidiary, Doc Holliday Casino II, LLC, were named in a civil action captioned:  Rail and Martinez vs. Global Casinos, Inc., et.al., United States District Court for the District of Colorado, Civil Action No. 1:11-cv-01408-REB -MJW.

      This matter involved claims of sexual harassment brought by two former employees of Doc Holliday Casino.  The Claims were brought under the Civil Rights Act of 1964, 42 U.S.C. Section 2000e, et.seq. and common law claims.  The claims were first brought in the EEOC which reviewed the allegations and took no action.

     Effective January 10, 2012, an Order of Dismissal was entered by the Court pursuant to a Stipulation for Dismissal with Prejudice.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consents dated March 8, 2012, the holders of 51.26% of our issued and outstanding shares of Common Stock (our “Majority Shareholders”) approved the following actions (collectively the “Shareholder Actions”):

1.

The ratification and approval of the Split-Off Agreement, together with all ancillary documents and agreements provided for therein or contemplated thereby (collectively the “Split-Off Documents”) providing for, inter alia, the sale of Global Casino, Inc.’s casino gaming operations and assets to Gemini Gaming, LLC, subject to all associated liabilities (the “Split-Off”);

2.

The ratification and approval of the Stock Purchase Agreement, together with all ancillary documents and agreements provided for therein or contemplated thereby (collectively the “Stock Purchase Documents”) providing for, inter alia, Global Casinos, Inc.’s purchase of 100% of the issued and outstanding equity securities of Georgia Healthcare REIT, Inc., subject to all liabilities; and,

3.

The adoption of the Amended and Restated Articles of Incorporation providing for, among other things, the change of the name of the Company to:  “Global Healthcare REIT, Inc.” and the adoption of provisions intended to comply with the requirements applicable to entities electing to be treated as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“IRC”) and regulations promulgated thereunder.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2011 through June 30, 2012.

	High	Low
July - Sept 2010	$0.24	$0.11
Oct – Dec 2010	0.20	0.08
Jan – Mar 2011	0.19	0.09
Apr – June 2011	0.37	0.10

July - Sept 2011	$0.56	$0.15
Oct – Dec 2011	0.62	0.33
Jan – Mar 2012	0.55	0.39
Apr – June 2012	0.56	0.36

       The bid and ask prices of the Company's common stock as of October 1, 2012 were $0.12 and $0.50 respectively, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of October 2, 2012, there were approximately 713 record owners of the Company's common stock.

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

None, except as previously reported on Forms 8-K.

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

Statement of Operations Data:	Year Ended June 30, 2012	Year Ended June 30, 2011
Total net revenues	$ 5,154,967	$ 5,516,147
Operating expenses	$ 5,571,861	$ 6,786,685
Net income (loss)	$ (808,671)	$ (1,379,431)
Net income (loss) attributable to common shareholders	$ (865,604)	$ (1,436,209)
Basic earnings (loss) per common share	$ (0.13)	$ (0.22)
Shares used in computing basic earnings per share	6,818,616	6,533,855
Diluted earnings per share	$ (0.13)	$ (0.22)
Shares used in computing diluted earnings per share	6,818,616	6,533,855

Balance Sheet Data:	Year Ended June 30, 2012	Year Ended June 30, 2011
Working capital (deficit)	$ (852,649)	$ (472,057)
Total assets	$ 3,846,451	$ 3,541,228
Total liabilities	$ 2,099,414	$ 1,802,347
Stockholders' equity	$ 1,747,037	$ 1,738,881

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2012, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Definitive Agreements

On June 1, 2012, we entered into two definitive agreements: one which will result in the sale and divestiture of all of our gaming interests; and the second that will result in the Company acquiring a real estate investment trust (“REIT”) engaged in the acquisition of real estate interests focused on the healthcare industry.

Split-Off Agreement: Effective June 1, 2012, the Company entered into a definitive Split-Off Agreement with Gemini Gaming LLC (“Gemini”), to sell all of its gaming properties, interests and operations (the “Split-Off”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos.

Gemini will purchase the outstanding equity of Split-Off Subsidiary in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets, plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $120,000 and further excluding approximately $500,000 in a note receivable the Company advanced to Georgia Healthcare REIT, Inc. (“Georgia REIT”), on June 22, 2012.  The Purchase Price will be evidenced by a promissory note which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Note will be secured by a pledge of all of the outstanding equity securities of Split-Off Subsidiary.

Consummation of the Split-Off is subject to numerous conditions, including the approval of the Global shareholders, the approval of a Change of Ownership of the two casino licenses by the Colorado Division of Gaming, the concurrent closing of the Company’s acquisition of Georgia REIT, and other conditions customary in transactions of this nature.  Gemini Gaming has applied for a Change of Ownership with the Division of Gaming, which application is pending.  No prediction can be made when the Split-Off will be consummated.

Stock Purchase Agreement: Also effective June 1, 2012, we entered into a definitive Stock Purchase Agreement (“Stock Purchase”), to acquire 100% of the issued and outstanding shares of equity securities of Georgia REIT, which was formed and organized to acquire real estate interests focused in the healthcare industry.  The purchase price will consist of advances to Georgia REIT as discussed above, which will be eliminated on consolidation upon consummation of the Stock Purchase, and $100 in cash.

Consummation of the Stock Purchase is subject to numerous conditions, including the approval of the Georgia REIT shareholder, the approval of a Change of Ownership of the two casino licenses by the Colorado Division of Gaming, the concurrent closing of the Split-Off Agreement, a definitive Information Statement under Sections 14(c) and 14(f) of the Exchange Act is filed with the SEC and mailed to the Company’s shareholders, and other conditions customary in transactions of this nature.

Results of Operations – Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

We recognized a net loss attributable to common shareholders after $56,933 of dividends on our Series D preferred stock of $(865,604) ($(0.13) per share) for the year ended June 30, 2012, compared to a net loss attributable to common shareholders after dividends of $56,778, of $(1,436,209) ($(0.22) per share) for the year ended June 30, 2011.  The net losses for the year ended June 30, 2012 is primarily attributable to declining casino revenues, and certain costs incurred associated with the contemplated split-off and share purchase agreements discussed above under “Definitive Agreements” as well as interest expenses resulting from the issuance of convertible debt during the second and third quarters.  The net losses for the year ended June 30, 2011 is primarily attributable to impairment charges on our goodwill that resulted from our purchase of the Doc Holliday Casino, and impairment of our investment in ImageDoc.com.  The casinos continue to suffer declines in gaming revenues due to the continuing poor local and regional economic environment.

Revenues

Casino revenues for the year ended June 30, 2012 were $5,365,533 compared to $5,694,309 for the year ended June 30, 2011, a decrease of $(328,776) or 5.8%.  Total casino revenues for the Bull

Durham were $3,323,818 and $3,594,373 for the years ended June 30, 2012 and 2011, respectively, a decrease of $(270,555) or 7.5%.  Total casino revenues for Doc Holliday were $2,041,715 and $2,099,936 for the years ended June 30, 2012 and 2011, respectively, a decrease of $(58,221) or 2.8%.  Total casino coin-in was down 3.3% for the year ended June 30, 2012 compared to the year ended June 30, 2011.  We also experienced a decrease of 0.14% in our hold percentage for the year ended June 30, 2012 compared to the year ended June 30, 2011.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $32,404 from $178,162 to $210,566, for the years ended June 30, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the years ended June 30, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Labor & Benefits	$1,905,437	$2,044,393	$(138,956)	-6.8%
Marketing & Advertising	1,238,599	1,244,040	(5,441)	-0.4%
Depreciation & Amortization	341,900	432,541	(90,641)	-21.0%
Food & Beverage	307,592	339,696	(32,104)	-9.5%
Repair, Maintenance & Supplies	236,800	249,616	(12,816)	-5.1%
Device fees	424,093	421,806	2,287	0.5%
Professional fees	97,150	48,170	48,980	101.7%
Insurance, Taxes & Licenses	190,144	206,807	(16,663)	-8.1%
Utilities & Telephone	153,876	172,924	(19,048)	-11.0%
Occupancy	235,288	281,615	(46,327)	-16.5%
Other casino expenses	57,002	42,277	14,725	34.8%
	$5,187,881	$5,483,885	$(296,004)	-5.4%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 6.8% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues decreased from 35.9% to 35.5% for the years ended June 30, 2011 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year decrease of $(90,641) is attributable to decreases in the casino depreciable asset bases resulting from our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints and efforts to reduce operating expenses.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.7% and 6.0% for the years ended June 30, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.4% for each of the years ended June 30, 2012 and 2011.

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

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.5% and 3.6% for the years ended June 30, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.9% and 3.0% for the years ended June 30, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of June 30, 2012, prepaid rent credits available to offset future rent payments was approximately $48,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30, 2012 the system had a net book value of approximately $34,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with off-site storage units.  Total other casino expenses as a percentage of revenues were 1.1% and 0.7% for the years ended June 30, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $374,128, as compared to $171,886 for the years ended June 30, 2012 and 2011, respectively, an increase of $202,242, or 117.7%.  The net increase is primary attributable to four items.

First, we have incurred legal expenses associated with the Company’s current offering of securities which is discussed in detail below, as well as legal costs associated with the Company’s defense and settlement of claims of sexual harassment brought by two former employees of the Doc Holliday Casino. These costs account for approximately $61,000 of the year-over-year increase.

Second, we engaged the services of a broker-dealer as a selling agent to assist in our offering of the 8% Convertible debt during the second and third quarters.  On sales involving the assistance of the selling agent, the selling agent was entitled to a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of June 30, 2012 the Company had paid to the agent a total of $42,500.

In addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $73,700 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the year ended June 30, 2012.

Third, the participants of our loan participation obligations were entitled to loan participation fees on the second annual anniversary of the transaction of 53,000 shares of the Company’s common stock.  The first anniversary shares were issued in February 2011, at a total value of $6,270, reflecting the closing prices of the Company’s common stock on the anniversary dates.  The second anniversary shares were issued in February 2012, at a total value of $23,670, reflecting the closing prices of the Company’s common stock on the second anniversary dates.

Fourth, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Finally, on March 18, 2011, the Company’s board of directors granted a total of 325,000 shares of the Company’s common stock to members of senior management as consideration of services provided by the Company’s directors and executive officers.  The services were valued at $.10 per share as determined by market trading activity on and around the award date, and as such $32,500 of stock based compensation was recognized and included in operating, general and administrative expenses for the year ended June 30, 2011.  No stock based compensation was recognized during the year ended June 30, 2012.

Loss on asset disposals

We disposed certain casino equipment with a remaining book value of $9,852.  There were no proceeds received regarding these disposals.  The resulting $9,852 loss was recorded as a loss on asset disposals during the year ended June 30, 2012.  During the year ended June 30, 2011 we disposed certain casino equipment with a remaining book value of $2,418.  There were no proceeds received regarding these disposals.  The resulting $2,418 loss was recorded as a loss on asset disposals.

Interest Expense

Net interest expense was $391,777 for the year ended June 30, 2012 compared to $108,893 for the year ended June 30, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-year life of the debt to interest expense.  During the year ended June 30, 2012, $116,396 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the year ended June 30, 2012, $133,271 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the years ended June 30, 2012 and 2011, dividends of $56,933 and $56,778, respectively, were declared on the Series D Preferred Stock.  Dividends declared on June 30, 2012 and 2011 were subsequently paid in July 2012 and 2011, respectively.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,805,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2012, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

The report of the independent accountant that audited the Company's financial statements for the year ended June 30, 2012 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note 1 to the financial statements attached to this report for a more complete description of this contingency.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and as cash flows allow, smaller principal reduction payments that have totaled $20,000 during the year ended June 30, 2012.  As of June 30, 2012, the note holder has not executed any modification agreement, and as such all the note principal in the amount of $190,667 is considered in technical default and is classified as a current obligation.

At June 30, 2012, the Company had cash and cash equivalents of $492,199.  Approximately half of that cash is utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2012 were in excess of funds required by gaming regulations.

Our working capital deficit increased by $380,592 to a working capital deficit of $(852,649 at June 30, 2012 from a working capital deficit of $(472,057) at June 30, 2011.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, debt associated with the acquisition of the Doc Holliday casino, and the loan participation obligations that are classified as short-term liabilities at June 30, 2012 and 2011.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.

Cash used in operating activities was $(22,284) for the year ended June 30, 2012.  For the year ended June 30, 2011, operating activities provided net cash of $300,870.  The year-over-year decrease in cash provided by operating activities was primarily the result of the operating loss for the ended June 30, 2012, the effect of non-cash impairment charges to goodwill and our investment in ImageDoc.com during the year ended June 30, 2011, and to a lesser degree, changes in certain current assets and liabilities, and in our accrued gaming income during the year ended June 30, 2012, which represents the deposits of cash held in our gaming machines at June 30, 2012.

Cash used in investing activities was $(582,228) for the year ended June 30, 2012.  On June 22, 2012, we advanced a loan to Georgia Healthcare REIT, Inc., a Georgia corporation (“REIT”) in the original principal amount of $500,000 plus interest at the rate of 5% per annum, interest payable monthly, with the total outstanding principal balance due on June 30, 2013.  The Note is secured by a stock pledge agreement covering 100% of the issued and outstanding shares of membership interest of REIT.  See further discussion above regarding further proposed transactions under the heading “Definitive Agreements.”  In addition, we purchased $82,228 of gaming and security equipment.

Cash used in investing activities was $(161,068) for the year ended June 30, 2011, and primarily represents a $120,000 investment in common stock and stock purchase warrants of ImageDoc.com,

as well as purchases of gaming and security equipment totaling $41,068.  The investment in ImageDoc.com was considered impaired at June 30, 2011.

For the year ended June 30, 2013 and depending upon available capital resources, we expect to acquire gaming equipment and other capital items up to approximately $200,000, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.  We are also contemplating installing a customer tracking system at the Doc Holliday casino similar to the system operating at the Bull Durham casino.  Such a system would require the outlay of approximately $500,000.

Cash flows provided by financing activities were $565,503 for the year ended June 30, 2012 compared to cash used of $(144,498) during the year ended June 30, 2011.  Net cash provided by financing activities for the year ended June 30, 2012 represents funds received from the sale of 8% Convertible debt as discussed below, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.  As of June 30, 2012 all $850,000 of units had been sold and mature in October 2013 and February 2014.

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

We engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company paid the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  We paid to the agent a total of $42,500, and was charged to operations for the year ended June 30, 2012.

With respect to the second quarter sale of $703,500 of units, in addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs during the year ended June 30, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the third quarter sale of $146,500 of units, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs during the year ended June 30, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

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

As discussed above, on November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  During the years ended June 30, 2012 and 2011 we made $30,802 and $27,335, respectively, in principal payments under the loan participation agreements.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  During the nine months ended March 31, 2012 and 2011, dividends declared on June 30,, September 30, December 31, and March 31 totaling $56,933 and $56,778, respectively, were paid to the holders of the Series D Preferred Stock.

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

During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of June 30, 2012 a total of $11,570 of interest has been accrued on these notes.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2012, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	64	President & Director	1997
Pete Bloomquist	55	Secretary & Director	2005
Todd Huss	60	Chief Financial Officer	2006
A. Leonard Nacht	82	Director	2012

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

A. Leonard Nacht.  Dr. Nacht graduated from Washington University School of Dental Medicine in 1954, from which institution he also received a Bachelor of Science degree.  He spent two years serving in the United States Air Force Dental Service and was discharged two years later with an Honorable Discharge.  He then moved to Colorado Springs and established a private dental practice which he continued until 1995.

Beginning in 1972, Dr. Nacht acquired and developed real property located in Edwards, Colorado through various partnerships and entities, including Riverwalk at Edwards, LLLP, Eagle II Developers, Riverwalk Associates and Edwards Land Investors.  He is currently a principal in Riverwalk at Edwards, a mixed-use residential and commercial development in Edwards, Colorado.

All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended June 30, 2012 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.

During fiscal 2012 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

Neither Mr. Neuman nor Mr. Bloomquist would be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

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

The compensation advisory committee did not meet during fiscal 2012.  The compensation advisory committee:

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

Of the currently serving three directors, Mr.Neuman would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for Mr. Bloomquist who failed to file one report covering one transaction in a timely manner. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

It is expected that the compensation of the executives in fiscal 2013, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Components of Compensation. For the year ended June 30, 2012, the President & CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2012, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President & CEO	2012	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
	2011	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
	2010	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000

(1)  Mr. Neuman receives no compensation for his services as President & CEO.  He provides legal services to the Company, for which he was paid fees for services in the amount of $77,684.95 for the fiscal year 2012; $59,723.62 for the fiscal year 2011; and, $84,341 for the fiscal year 2010.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	0	$0	0	0	0	0	$0
Pete Bloomquist	0	$0	0	0	0	0	$0
A. Leonard Nacht	0	$0	0	0	0	0	$0

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2012, no options were outstanding under the Plan.  However, options to purchase 135,000 shares of Common Stock were issued and outstanding with a weighted average exercise price of $1.00 per share.  No shares were available for future option grants.

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

The following table sets forth, as of October 4, 2012 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman (2) 1507 Pine Street Boulder, Colorado 80302	787,273	11.23

	Pete Bloomquist (3)
	3600 Christy Ridge
	Sedalia, CO 80135	337,897	4.82

	Todd Huss
	13802 Boulder Lane	130,605	1.88
	Larkspur, CO 80118

	A. Leonard Nacht (4) 10040 E. Happy Valley Rd. # 417	1,038,800	14.92
	Scottsdale, AZ 85255

	All Officers and Directors as a Group (4 Persons)	2,294,575	32.96

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share; 687,273 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.

(3)

Includes 236,417 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder, and options exercisable to purchase 50,000 shares at an exercise price of $1.00 per share.

(4)	Includes 288,800 shares owned by A. Leonard Nacht IRA.
(5)	Based on 6,961,490 shares issued and outstanding on October 2, 2012.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT FOLLOWING THE CHANGE OF CONTROL

The following table sets forth information with respect to the anticipated levels of beneficial ownership of our common stock owned after giving effect to the Split-Off Agreement by:

•	Each person who we know will be the beneficial owner of 5% or more of our outstanding common stock;
•	Each of our executive officers;
•	Each of our directors; and,
•	All of our executive officers and directors as a group.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)(5)

Common Stock	Clifford L. Neuman (2) 1507 Pine Street Boulder, Colorado 80302	787,273	11.23%

	A. Leonard Nacht (3) 10040 E. Happy Valley Rd. # 417	1,038,800	14.92%
	Scottsdale, AZ 85255

	Christopher & Connie Brogdon	295,026	4.24%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, Ga. 30305

	John Joseph Sheehan, Jr.	-0-	0%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, Ga. 30305

	Steven M. Bathgate (4)	310,000	4.45%
	5250 S. Roslyn, Suite 400 Greenwood Village, CO 80111
	All Officers and Directors as a Group (3 Persons)	605,026	8.69%

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

(3)	Includes 288,800 shares owned by A. Leonard Nacht IRA.

(4)

Does not include (i) a $50,000 note convertible into an aggregate of 200,000 shares, (ii) a $50,000 note convertible into an aggregate of 100,000 shares, or (iii) warrants exercisable to purchase 50,000 shares at an exercise price of $.50 per share.  These securities are subject to a limitation on conversion and exercise that precludes the holder from exercising conversion rights if such exercise or conversion results in the holder owning more than 4.99% of the Company’s outstanding shares of common stock.

(5)	Based on 6,961,490 shares issued and outstanding on October 2, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2012	2011
Audit Fees	$57,000	$56,600
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$57,000	$56,600

The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5

Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant "Naryn" dated June 29, 1993.

(1)	10.6

Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated September 20, 1993

(1)	10.7

Agreement and Plan of Reorganization among Casinos U.S.A., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993
(1)	10.10

Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

(1)	10.11

Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated February 18, 1994

(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos U.S.A., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.

(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, U.S.A., Inc. and Astraea Investment Management L.P.
(7)	10.37

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.

(7)	10.38

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.

(7)	10.39

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos U.S.A., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement

(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.

Current Report on Form 8-K, Item Nos. 1.01 and 9.01, dated June 1, 2012 as filed with the Commission on June 6, 2012
Current Report on Form 8-K, Item No. 7.01, dated June 6, 2012 as filed with the Commission on June 11, 2012.
Current Report on Form 8-K, Item No. 1.01, dated June 25, 2012 as filed with the Commission on June 28, 2012
Current Report on Form 8-K, Item No. 1.01, dated June 22, 2012 as filed with the Commission on July 3, 2012.
Current Report on Form 8-K, Item No. 3.02, dated July 25, 2012 as filed with the Commission on August 2, 2012 as amended by Form 8-K/A filed with the Commission on August 15, 2012.

*

Filed herewith

**

to be provided by amendment

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011

3.	Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2012 and 2011

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos Inc.

We have audited the accompanying consolidated balance sheets of Global Casinos Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the two years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and cash flows for the two years ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, the Company has suffered significant losses, and has working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

October 11, 2012

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$ 492,199	$ 531,208
Accrued gaming income	234,883	275,425
Inventory	24,481	23,101
Prepaid expenses and other current assets	51,835	31,165
Total current assets	803,398	860,899

Note receivable, Georgia REIT	500,000	-

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,266,252	3,156,685
Total land, building and improvements, and equipment	7,922,422	7,812,855
Accumulated depreciation	(5,379,369)	(5,132,526)
Land, building and improvements, and equipment, net	2,543,053	2,680,329

Goodwill	-	-

Total assets	$ 3,846,451	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2012	June 30, 2011
Current liabilities:
Accounts payable, trade	$ 94,002	$ 108,717
Accounts payable, related parties	12,641	14,073
Accrued expenses	279,351	304,186
Accrued interest	64,817	15,370
Other current liabilities	125,147	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	861,999	771,607
Current portion of loan participation obligations	194,485	30,802
Total current liabilities	1,656,047	1,332,956

Long-term debt, less current portion	-	154,906

Loan participation obligations, less current portion	-	194,485

Convertible debt, 2013 5%	120,000	120,000

Convertible debt, 2013 8%, net of discount of $526,633	323,367	-
Total liabilities	2,099,414	1,802,347

Commitments and contingencies

Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,851,488 and 6,798,488 shares issued and outstanding	342,575	339,925
Additional paid-in capital	15,074,335	14,203,225
Accumulated deficit	(14,770,873)	(13,905,269)
Total equity	1,747,037	1,738,881

Total liabilities and stockholders' equity	$ 3,846,451	$ 3,541,228

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2012 and 2011

	2012	2011

Revenues:
Casino	$ 5,365,533	$ 5,694,309
Promotional allowances	(210,566)	(178,162)
Net Revenues	5,154,967	5,516,147

Expenses:
Casino operations	5,187,881	5,483,885
Operating, general, and administrative	374,128	171,886
Loss on asset disposals	9,852	2,418
Impairment - Goodwill	-	1,008,496
Impairment - Investment in ImageDoc	-	120,000
	5,571,861	6,786,685

Loss from operations	(416,894)	(1,270,538)

Other income (expense):
Interest	(391,777)	(108,893)
Loss before provision for income taxes	(808,671)	(1,379,431)
Provision for income taxes	-	-

Net loss	(808,671)	(1,379,431)

Series D Preferred dividends	(56,933)	(56,778)
Net loss attributable to common shareholders	$ (865,604)	$ (1,436,209)

Loss per common share:
Basic and diluted	$ (0.13)	$ (0.22)

Weighted average shares outstanding:
Basic and diluted	6,818,616	6,533,855

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through June 30, 2012

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							439,200		439,200
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(808,671)	(808,671)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,074,335	$ (14,770,873)	$ 1,747,037

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (808,671)	$ (1,379,431)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	591,567	432,541
Loss on disposals of fixed assets	9,852	2,418
Impairment - Goodwill	-	1,008,496
Impairment - Investment in ImageDoc	-	120,000
Warrants issued to convertible debt placement agent	73,700	-
Loan participation fees paid with common stock	23,760	6,270
Stock based compensation	-	32,500
Changes in operating assets and liabilities
Accrued gaming income	40,542	18,636
Inventories	(1,380)	(465)
Other current assets	(20,670)	58,862
Accounts payable and accrued expenses	(40,982)	(9,038)
Joint venture obligation	(2,145)	-
Accrued interest	49,447	4,249
Other current liabilities	62,696	5,832

Net cash provided by (used in) operating activities	(22,284)	300,870

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Note receivable - Georgia REIT	(500,000)	-
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(82,228)	(41,068)

Net cash used in investing activities	(582,228)	(161,068)

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	850,000	120,000
Principal payments on long-term debt	(196,762)	(180,385)
Payments on loan participation obligations	(30,802)	(27,335)
Payment of Series D preferred stock dividends	(56,933)	(56,778)

Net cash provided by (used in) financing activities	565,503	(144,498)

Net decrease in cash	(39,009)	(4,696)
Cash at beginning of period	531,208	535,904

Cash at end of period	$ 492,199	$ 531,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 92,383	$ 104,749
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Equipment financing obligations	$ 132,248	$ 28,417
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ 14,156
Allocation of fair value of warrants to convertible debt	$ 365,500	$ -
Allocation of beneficial conversion feature to convertible debt	$ 410,800	$ -

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

As of June 30, 2012, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses primarily attributable to the Doc Holliday Casino operations since its purchase in 2008, and has working capital and shareholders’ deficits at June 30, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans addressing the going concern are discussed in Note 15 – Definitive Agreements regarding the proposed split-off of its casino assets and the proposed acquisition of Georgia Healthcare REIT, Inc.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2012, the Company had no cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  The Company's financial instruments include cash, accrued gaming income, notes receivable, accounts payable, accrued expenses, other current liabilities and long-term debt obligations.  Except for long-term debt obligations, the carrying value of financial instruments approximated fair value due to their short maturities.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2012 and 2011, $234,883 and $275,425 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2012 and 2011 was $341,900 and $432,541, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino (“reporting unit” or “casino”) in March 2008, was evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of a significant event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill is evaluated for impairment in a two-step process per ASC 350.  Step 1 requires testing the recoverability of the reporting unit on a fair-value basis.  If the fair value of the reporting unit is less than the carrying value of the reporting unit including goodwill, Step 2 is performed by assigning the reporting unit’s fair value to its assets and liabilities in a manner similar to the allocation of purchase price in a business combination to determine the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired, and is written down to the extent of the difference.  The fair value of the reporting unit was determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

As of June 30, 2011 and 2012, all the goodwill resulting from the acquisition of the Doc Holliday Casino in March 2008, was deemed impaired.

See Note 4 for further discussion regarding the Company’s goodwill.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $277 and $1,155 for the years ended June 30, 2012 and 2011, respectively.

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

Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options, warrants, and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 1,855,000 were not included in the calculations of diluted earnings per share for the year ended June 30, 2012, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of preferred stock.  Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the year ended June 30, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2012 and 2011, there were no differences between reported net income and comprehensive income.

Derivative Instruments and Hedging Activities

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 815, “Derivatives and Hedging,” which provides guidance for disclosure of derivative instruments and hedging activities.

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

2.     NOTE RECEIVABLE

On June 22, 2012, the Company advanced a loan to Georgia Healthcare REIT, Inc., a Georgia corporation (“Georgia REIT”) in the original principal amount of $500,000 plus interest at the rate of 5% per annum, interest payable monthly, with the total outstanding principal balance due on June 30, 2013.  The Note is secured by a stock pledge agreement covering 100% of the issued and outstanding shares of membership interest of REIT.

See Note 15 – Definitive Agreements, for further discussion of contemplated transactions with Georgia REIT.

3.     INVESTMENT IN IMAGEDOC USA, INC.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of June 30, 2012 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

4.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of December 31, 2012	$ -

Goodwill is evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors include, but are not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  As of December 31, 2011 all the goodwill recorded upon the purchase of the Doc Holliday Casino reporting unit in March 2008, was fully impaired.  Impairment charges of $890,000 and $1,008,496 were recorded during the quarters ended March 31, 2010 and June 30, 2011, respectively.

5.     NOTES PAYABLE AND LONG-TERM DEBT

Effective September 19, 2009, all of the secured obligations of Casinos, USA, Inc., a wholly-owned subsidiary of Global Casinos, Inc. matured and became due and payable.  The secured obligations are collateralized by deeds of trust encumbering the Bull Durham casino property located in Blackhawk, Colorado.  Until their maturity, all payments required under the notes had been made in a timely fashion.  We have since purchased the senior loan and deed of trust and negotiated extensions of the second priority loan and deed of trust and a portion of the junior loans and deed of trust. We intend to continue to make payments under the notes pending our efforts to renegotiate their maturity dates.

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

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Subject to the Note not being in default at the maturity date, and together with an additional $50,000 pay down of the Note principal, the Company had the option to extend the maturity date of the Note to December 31, 2011.  In December 2010, the Company exercised this option and made the $50,000 pay down on the Note thereby extending the maturity date to December 31, 2011.  In addition, subject to the Note not being in default at December 31, 2011, together with an additional $50,000 pay down on the Note, the Company had an additional option to extend the maturity date to December 31, 2012.  In December 2011, the Company exercised this option and made the $50,000 pay down on the Note thereby extending the maturity date to December 31, 2012. After December 31, 2012 the maturity date will only be further extended by written mutual agreement upon terms acceptable to both parties.

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

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made all required interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note until the cash flows of the Doc Holliday Casino allow for additional principal reductions.  With the noteholder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments as the cash flows of the casino allow.  The note holder has not executed any modification agreement, and as such all principal is considered in technical default and is classified as a current obligation.

At June 30, 2012, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 6, and convertible debt discussed in Note 7, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2012.	$ 333,780

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

Installment note payable to equipment supplier, collateralized by equipment, requiring monthly payments of $11,021, no interest, final payment due March 12, 2013.

154,905 100,400 82,247
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	190,667
Total notes payable and long-term debt	861,999
Less current portion	(861,999)
Long-term debt, net	$ -

6.     LOAN PARTICIPATION OBLIGATIONS

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

At June 30, 2012, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.

$ 183,325
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.	11,160
Total loan participation obligations, due December 31, 2012	$ 194,485

7.     CONVERTIBLE DEBT

5% Notes due 2013: On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”).  All $120,000 of debentures was sold in July and August 2010.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

8% Notes due 2013 and Stock Purchase Warrants: On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.

Each unit consists of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering is the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of June 30, 2012 none of the Notes have been converted.

As of June 30, 2012 a total of $850,000 of units had been sold.  Of this amount, $703,500 mature on October 31, 2013, and $146,500 mature on February 7, 2014.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.

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

For the year ended June 30, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $249,667.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company paid the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  As of June 30, 2012 the Company had paid to the agent a total of $42,500.

With respect to the sale of $703,500 of convertible notes on October 31, 2011, in addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the year ended June 30, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the sale of $146,500 of convertible notes on February 7, 2012, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the year ended June 30, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

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

8.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at June 30, 2012.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2012 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of June 30, 2012 there were no shares outstanding.

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

On June 30, 2012, dividends of $14,155 were declared and are included in accrued expenses at June 30, 2012.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of June 30, 2012, no shares of Series E Convertible Preferred Stock have been issued.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

As discussed in Loan Participation Obligations, in November 2009 the Company issued 50,000 shares of the Company’s common stock valued at $0.38 per share determined by market trading activity on and around the settlement date, as a participation fee to an unaffiliated third party.  The participant was also entitled to 50,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.45 per share, the closing price of the Company’s common stock on November 30, 2011.

Also as discussed in Loan Participation Obligations, in December 2009 the Company issued 3,000 shares of the Company’s common stock valued at $0.39 per share determined by market trading activity on and around the settlement date, as a participation fee to a director.  The participant was also entitled to 3,000 shares of the Company’s common stock on the first and second annual anniversaries, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.09 per share, the closing price of the Company’s common stock on December 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.42 per share, the closing price of the Company’s common stock on December 30, 2011.

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

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At June 30, 2012 the total credit available to apply against future rent payments was approximately $48,000.  Rent expense for the years ended June 30, 2012 and 2011, net of applied monthly expense credits was $290,487 and $296,417, respectively.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30, 2012 the system had a net book value of approximately $34,000.

Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2013	$ 304,344
2014	304,344
2015	304,344
2016	25,362
Total	$938,394

10.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings, and no periods have been subjected to IRS examination.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the years ended June 30, 2012 and 2011, the reconciliation between the statutory tax rate and the effective tax rate as a percentage is as follows:

	2012	2011
Statutory federal income tax rate Statutory state income tax rate	34% 4%	34% 4%
Effect of net operating loss carry-forward	(38)	(38)
	-%	-%

At June 30, 2012, the Company had net operating loss carry forwards of approximately $6,805,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2016	$ 897,000
2017	518,000
2018	790,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000

2029 2030	30,000 198,000
2031 2032	327,000 677,000
$6,805,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2012, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,314,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $230,000 from June 30, 2011 to June 30, 2012, and primarily results from the operating loss for the year ended June 30, 2012.

11.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2010	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2012	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at June 30, 2012:

Outstanding
	Weighted	Weighted	Weighted-
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	0.5 years	$ 1.00	135,000	$ 1.00

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

For the years ended June 30, 2011 and 2012, no options or warrants to purchase common stock were granted under the stock incentive plan, and as such we recorded no compensation expense under the requirements as discussed above.

12.     CONSULTING AGREEMENTS

The Company had no significant consulting agreements during the years ended June 30, 2012 or 2011.

13.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2012 and 2011, his billings to the Company totaled $93,750 and $71,921, respectively.  At June 30, 2012 and 2011, amounts due to him were $7,891 and $12,198, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the years ended June 30, 2012 and 2011, his billings to the company for services were $34,750 and $29,000, respectively.  At June 30, 2012 and 2011, amounts due him were $4,750 and $1,875, respectively, and are included in accounts payable, related parties.

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

14.     JOINT VENTURE OBLIGATION

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

As of June 30, 2012 the further development of the two games has been suspended.  As of June 30, 2012, the Company had made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability pending the determination of any future activity of this joint venture.  As of June 30, 2012, GGT had no revenues.

15.     DEFINITIVE AGREEMENTS

On June 1, 2012, the Company entered into two definitive agreements: one which would result in the sale and divestiture of all of its gaming interests; and the second that would result in the Company acquiring a real estate investment trust (“REIT”) engaged in the acquisition of real estate interests focused on the healthcare industry.

Split-Off Agreement: Effective June 1, 2012, the Company entered into a definitive Split-Off Agreement with Gemini Gaming LLC (“Gemini”), to sell all of its gaming properties, interests and operations (the “Split-Off”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos.

Gemini will purchase the outstanding equity of Split-Off Subsidiary in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets, plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $120,000 and further excluding approximately $500,000 in a note receivable the Company advanced to Georgia Healthcare REIT, Inc. (“Georgia REIT”), on June 22, 2012 which is further discussed above in Note 2 – Note Receivable.  The Purchase Price will be evidenced by a promissory note which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Note will be secured by a pledge of all of the outstanding equity securities of Split-Off Subsidiary.

Consummation of the Split-Off is subject to numerous conditions, including the approval of the Global shareholders, the approval of a Change of Ownership of the two casino licenses by the Colorado Division of Gaming, the concurrent closing of the Company’s acquisition of Georgia REIT, and other conditions customary in transactions of this nature.  Gemini Gaming has applied for a Change of Ownership with the Division of Gaming, which application is pending.  No prediction can be made when the Split-Off will be consummated.

Stock Purchase Agreement: Also effective June 1, 2012, the Company entered into a definitive Stock Purchase Agreement (“Stock Purchase”), to acquire 100% of the issued and outstanding shares of equity securities of Georgia REIT, which was formed and organized to acquire real estate interests focused in the healthcare industry.  The purchase price will consist of advances to Georgia REIT as discussed above, which will be eliminated on consolidation upon consummation of the Stock Purchase, and $100 in cash.

Consummation of the Stock Purchase is subject to numerous conditions, including the approval of the Georgia REIT shareholder, the approval of a Change of Ownership of the two casino licenses by the Colorado Division of Gaming, the concurrent closing of the Split-Off Agreement, a definitive Information Statement under Sections 14(c) and 14(f) of the Exchange Act is filed with the SEC and mailed to the Company’s shareholders, and other conditions customary in transactions of this nature.

16.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of issuance of the financial statements.

Conversion of 5% Convertible Note: On July 25, 2012, the Company issued an aggregate of 110,014 shares of its $.05 par value common stock, valued at $0.25 per share resulting from conversion of both (i) a 5% promissory note in the principal amount of $25,000, plus accrued interest, which converted into shares of Series E Convertible Preferred Stock and (ii) the conversion of such Series E Preferred Shares into Common Stock of the Company.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASINOS, INC.

Date: October 12, 2012	By: /s/ Clifford L. Neuman Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Clifford L. Neuman	President & Director	October 12, 2012
Clifford L. Neuman

/s/ Pete Bloomquist	Secretary & Director	October 12, 2012
Pete Bloomquist

/s/ Todd Huss_________	Chief Financial Officer	October 12, 2012
Todd Huss

/s/ A. Leonard Nacht	Director	October 12, 2012
A. Leonard Nacht