Form 10-Q
period 2012-09-30
GLOBAL CASINOS INC
filed 2012-11-14
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

As of November 7, 2012, the Registrant had 7,161,966 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 (unaudited) and June 30, 2012, and its results of operations for the three month periods ended September 30, 2012 and 2011 (unaudited), its statements of stockholders’ equity for the period July 1, 2011 through September 30, 2012 (unaudited), and its cash flows for the three month periods ended September 30, 2012 and 2011 (unaudited).  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 687,405	$ 492,199
Accrued gaming income	105,415	234,883
Inventory	24,481	24,481
Prepaid expenses and other current assets	58,961	51,835
Total current assets	876,262	803,398

Note receivable, Georgia REIT	500,000	500,000

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,280,189	3,266,252
Total land, building and improvements, and equipment	7,936,359	7,922,422
Accumulated depreciation	(5,464,065)	(5,379,369)
Land, building and improvements, and equipment, net	2,472,294	2,543,053

Goodwill	-	-

Total assets	$ 3,848,556	$ 3,846,451

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012
	(unaudited)	June 30, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 82,004	$ 94,002
Accounts payable, related parties	7,335	12,641
Accrued expenses	371,597	279,351
Accrued interest	78,944	64,817
Other current liabilities	119,592	125,147
Joint venture obligation	23,605	23,605
Current portion of long-term debt	551,441	861,999
Current portion of loan participation obligations	35,760	194,485
Total current liabilities	1,270,278	1,656,047
Long-term debt, less current portion	280,787	-
Loan participation obligations, less current portion	150,432	-
Convertible debt, 2013 5%	95,000	120,000
Convertible debt, 2013 8%, less current portion, and net of discount of $429,595 and $526,633	420,405	323,367

Total liabilities	2,216,902	2,099,414
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting, 2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000

Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-

Series C - 7% cumulative, convertible, $1.20 stated value, voting , 600,000 shares authorized, no shares issued and outstanding
	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting, 1,000,000 shares authorized, 700,000 shares issued and outstanding
	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding	-	-

Common stock - $0.05 par value; 50,000,000 shares authorized; 6,961,502 and 6,851,488 shares issued and outstanding	348,076	342,575

Additional paid-in capital	15,096,338	15,074,335
Accumulated deficit	(14,913,760)	(14,770,873)
Total equity	1,631,654	1,747,037
Total liabilities and stockholders' equity	$ 3,848,556	$ 3,846,451

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2012 and 2011
(unaudited)

	2012	2011
Revenues:
Casino	$ 1,376,067	$ 1,365,875
Promotional allowances	(63,034)	(41,520)
Net Revenues	1,313,033	1,324,355

Expenses:
Casino operations	1,266,425	1,302,210
Operating, general, and administrative	46,078	64,788
Loss on asset disposals	-	5,679
	1,312,503	1,372,677

Income (loss) from operations	530	(48,322)

Other income (expense):
Interest	(129,106)	(26,109)
Loss before provision for income taxes	(128,576)	(74,431)
Provision for income taxes	-	-

Net loss	(128,576)	(74,431)

Series D Preferred dividends	(14,311)	(14,311)
Net loss attributable to common shareholders	$ (142,887)	$ (88,742)

Loss per common share:
Basic and diluted	$ (0.02)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	6,934,610	6,798,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2011 through September 30, 2012

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK			COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$14,203,225	$ (13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800

Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							439,200		439,200
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(808,671)	(808,671)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$15,074,335	$ (14,770,873)	$ 1,747,037
Common stock issued upon conversion of 5% Notes					110,014	5,501	22,003		27,504
Series D Preferred dividends								(14,311)	(14,311)
Net loss								(128,576)	(128,576)
Balance as of September 30, 2012 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,961,502	$ 348,076	$15,096,338	$ (14,913,760)	$ 1,631,654

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2012 and 2011 (unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (128,576)	$ (74,431)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	185,834	85,924
Loss on disposals of fixed assets	-	5,679
Changes in operating assets and liabilities
Accrued gaming income	129,468	162,051
Other current assets	(7,126)	(30,559)
Accounts payable and accrued expenses	74,787	(15,528)
Joint venture obligation	-	(2,145)
Accrued interest	16,631	1,418
Other current liabilities	(5,555)	33,824

Net cash provided by operating activities	265,463	166,233

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(18,037)	-

Net cash used in investing activities	(18,037)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(29,771)	(18,756)
Payments on loan participation obligations	(8,293)	(7,359)
Payment of Series D preferred stock dividends	(14,156)	(14,156)

Net cash used in financing activities	(52,220)	(40,271)

Net increase in cash	195,206	125,962
Cash at beginning of period	492,199	531,208

Cash at end of period	$ 687,405	$ 657,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 24,197	$ 24,718
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Conversion of 5% Notes and accrued interest	$ 27,504	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

As of September 30, 2012, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation – Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Act of 1934, as amended for interim financial information.

The financial information as of June 30, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the years ended June 30, 2012 and 2011. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses primarily attributable to the Doc Holliday Casino operations since its purchase in 2008, and has working capital and shareholders’ deficits at September 30, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At September 30, 2012, the Company had no cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At September 30 and June 30, 2012, $105,415 and $234,883 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the three months ended September 30, 2012 and 2011 was $88,795 and $85,924, respectively.

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

Goodwill

Goodwill, which resulted from the purchase price in excess of the fair value of the underlying assets purchased and liabilities assumed in the acquisition of the Doc Holliday Casino (“reporting unit” or “casino”) in March 2008, was evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of a significant event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors included, but were not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows. Goodwill was evaluated for impairment in a two-step process per ASC 350.  Step 1 required testing the recoverability of the reporting unit on a fair-value basis.  If the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill, Step 2 was performed by assigning the reporting unit’s fair value to its assets and liabilities in a manner similar to the allocation of purchase price in a business combination to determine the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeded its implied fair value, goodwill was deemed impaired, and was written down to the extent of the difference.  The fair value of the reporting unit was determined from time-to-time using the discounted future cash flow method, the cost and market approach obtained by independent appraisal, or a combination thereof.

As of September 30 and June 30, 2012, all the goodwill resulting from the acquisition of the Doc Holliday Casino in March 2008, was deemed impaired.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $7 and $6 for the three months ended September 30, 2012 and 2011, respectively.

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

Potentially dilutive shares of 1,855,000 were not included in the calculations of diluted earnings per share for the three months ended September 30, 2012, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of preferred stock.  Potentially dilutive shares of 835,000 were not included in the calculations of diluted earnings per share for the three months ended September 30, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three months ended September 30, 2012 and 2011, there were no differences between reported net income and comprehensive income.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of September 30, 2012 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

4.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of September 30, 2012	$ -

Goodwill was evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors included, but were not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  As of December 31, 2011 all the goodwill recorded upon the purchase of the Doc Holliday Casino reporting unit in March 2008, was fully impaired.  Impairment charges of $890,000 and $1,008,496 were recorded during the quarters ended March 31, 2010 and June 30, 2011, respectively.

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

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Additional annual pay downs of $50,000 due on or before December 31st, 2010, 2011 and 2012 would extend the maturity date one year from the pay down due date.  The Company made the $50,000 pay downs in 2010 and 2011, thereby extending the maturity date to December 31, 2012.  Effective November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2013 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At September 30, 2012 the balance of the Note was $323,599.

On November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.  Effective October 11, 2012 the Company consummated an Amended and Restated Allonge and Loan Participation Agreement.  These transactions are further discussed in Note 6 “Loan Participation Obligations.”

In addition, a note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made all required interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the note holder that we would not be able to continue making the monthly principal reduction payments on the note until the cash flows of the Doc Holliday Casino allow for additional principal reductions.  With the note holder’s acquiescence, but not express agreement, we have been making interest only payments and smaller principal reduction payments as the cash flows of the casino allow.  The note holder has not executed any modification agreement, and as such all principal was considered in technical default and is classified as a current obligation at September 30, 2012.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation.

At September 30, 2012, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 6, and convertible debt discussed in Note 7, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2012, subsequently extended to December 31, 2013.	$ 323,599

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

152,252 99,586 66,124
Note payable to seller of Doc Holliday Casino, uncollateralized, no interest. Note matured March 31, 2009. Default interest rate of 8% applies until note paid in full.	190,667
Total notes payable and long-term debt	832,228
Less current portion	(551,441)
Long-term debt, net	$ 280,787

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

Effective October 11, 2012, the Company and the participants consummated an Amended and Restated Allonge and Loan Participation Agreement.  The amended agreement provided for an additional $55,000 of borrowing from the primary participant, which amount was added to the existing loan participation interest.  As consideration for the additional funding, the participant received common stock purchase warrants exercisable for five years to acquire up to 60,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The amended agreement also extended the maturity dates of the participants’ interests to December 31, 2015.

At September 30, 2012, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2015.

$ 175,496
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2015.	10,696
Total loan participation obligations Less current portion	186,192 (35,760)

Loan participations, long-term	$ 150,432

7.     CONVERTIBLE DEBT

5% Notes due 2013: On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures

(“Debentures”).  All $120,000 of debentures was sold in July and August 2010, and will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred, which is in turn convertible into shares of common stock at the same price.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.

On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.

8% Notes due 2013 and Stock Purchase Warrants: On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.

Each unit consisted of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering was the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of September 30, 2012 none of the Notes have been converted.

All $850,000 of units were sold during the year ended June 30, 2012.  Of this amount, $703,500 mature on October 31, 2013, and $146,500 mature on February 7, 2014.  We applied the provisions of ASC 470-20 “Debt With Conversions and Other Options” in which the fair value of the warrants are allocated to stockholders’ equity and considered as a discount to the face amount of the Note principal.  The resulting discount to the Notes is amortized to interest expense over the life of the Notes.  Should a Note be converted or paid prior to the maturity date, the related discount would be charged off, pro-rata, to interest expense.

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

For the three months ended September 30, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $97,038.  No such interest expense relating to the amortization of the debt discount was charged during the three months ended September 30, 2011.

The Company engaged the services of a broker-dealer as a selling agent to assist in this offering of securities.  On sales involving the assistance of the selling agent, the Company paid the selling agent a fee equal to 5% of the price of the securities, and 10% common stock and warrant coverage on all shares of common stock underlying the securities sold by the selling agent.  Through completion of the private offering in 2012 the Company had paid to the agent a total of $42,500.

With respect to the sale of $703,500 of convertible notes on October 31, 2011, in addition to the agent’s cash fees, the agent was entitled to 140,700 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $65,000 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the year ended June 30, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the sale of $146,500 of convertible notes on February 7, 2012, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $8,700 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the year ended June 30, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at September 30, 2012.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of September 30, 2012 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of September 30, 2012 there were no shares outstanding.

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

On September 30, 2012, dividends of $14,311 were declared and are included in accrued expenses at September 30, 2012.  All other quarterly dividends declared have been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E

Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of September 30, 2012, no shares of Series E Convertible Preferred Stock were outstanding.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest on our 5% Convertible Notes, into shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.

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

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At September 30, 2012 the total credit available to apply against future rent payments was approximately $49,000.  Rent expense for each of the three months ended September 30, 2012 and 2011, net of applied monthly expense credits was $72,622.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At September 30, 2012 the system had a net book value of approximately $31,000.

Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2013	$ 228,258
2014	304,344
2015	304,344
2016	25,362
Total	$862,308

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at June 30, 2012	135,000	$ 1.00
Granted	-
Exercised	-
Surrendered	-
Balance at September 30, 2012	135,000	$ 1.00

The following table summarizes information about fixed-price stock options at September 30, 2012:

Outstanding
	Weighted	Weighted	Weighted
	Average	Average	Average	Exercisable
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$ 1.00	135,000	0.25 years	$ 1.00	135,000	$ 1.00

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

For the three months ended September 30, 2011 and 2012, no options or warrants to purchase common stock were granted under the stock incentive plan, and as such we recorded no compensation expense under the requirements as discussed above.

12.     CONSULTING AGREEMENTS

The Company had no significant consulting agreements at September 30, 2012.

13.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the three months ended September 30, 2012 and 2011, his billings to the Company totaled $15,002 and $34,257, respectively.  At September 30 and June 30 2012, amounts due to him were $6,210 and $7,891, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the three months ended September 30, 2012 and 2011, his billings to the company for services were $7,125 and $8,750, respectively.  At September 30 and June 30, 2012, amounts due him were $1,125 and $4,750, respectively, and are included in accounts payable, related parties.

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

As of September 30, 2012 the further development of the two games had been suspended.  Through September 30, 2012, the Company had made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability pending the determination of any future activity of this joint venture.  As of September 30, 2012, GGT had no revenues.

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

Conversions of 5% Convertible Notes: Effective October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted to Series E Convertible Preferred Stock that was immediately converted to an aggregate of 200,476 shares of the Company’s common stock.  For further discussion of the notes, see Note 7, “Convertible Debt.”

Modification of Debt Agreement: On November 9, 2012 a debt agreement with the holder of a Second Mortgage and Deed of Trust was modified by agreement.  The agreement established terms of annual principal pay downs and extensions of maturity dates.  This modification is further discussed above in Note 5, “Notes Payable and Long Term Debt.”

Modification of Participation Agreements: Effective October 11, 2012, the Company executed an Amended and Restated Allonge and Loan Participation Agreement whereby the Company borrowed an additional $55,000 from the primary participant which was added to the existing loan participation interest in the note and secured deed of trust against the Bull Durham Casino real estate.  As consideration for the additional funding, the participant received common stock purchase warrants exercisable for five years to acquire up to 60,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The amended agreement also extended the maturity dates of the participants’ interests to December 31, 2015.  See also Note 6, “Loan Participation Obligations.”

Payoff of Note Payable to Seller of Doc Holliday Casino: In October 2012 the seller of the Doc Holiday Casino agreed to accept a lump sum payment in full satisfaction of a note payable with the principal balance of $190,667, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation.

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

As of September 30, 2012, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Results of Operations – Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(142,887) ($(0.02) per share) for the three months ended September 30, 2012, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(88,742) ($(0.01) per share) for the three months ended September 30, 2011.  The increase in the net loss for the three months ended September 30, 2012 is primarily attributable to additional interest expenses resulting from the issuance of convertible debt during the year ended June 30, 2012.  While we have seen some stabilization of casino gaming revenues, both three-month periods are reflective of the continuing poor local and regional economic environment.

Revenues

Casino revenues for the three months ended September 30, 2012 were $1,376,067 compared to $1,365,875 for the three months ended September 30, 2011, a slight increase of $10,192 or 0.7%.  Total casino revenues for the Bull Durham were $842,414 and $824,048 for the three months ended September 30, 2012 and 2011, respectively, an increase of $18,366 or 2.2%.  Total casino revenues for Doc Holliday were $533,653 and $541,827 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $(8,174) or 1.5%.  Total casino coin-in was down 8.1% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  However, we experienced an increase of 0.65% in our hold percentage for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $21,514 from $41,520 to $63,064, for the three months ended September 30, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended September 30, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Labor & Benefits	$467,511	$457,682	$9,829	2.1%
Marketing & Advertising	290,720	336,545	(45,825)	-13.6%
Depreciation & Amortization	88,796	85,924	2,872	3.3%
Food & Beverage	75,749	84,505	(8,756)	-10.4%
Repair, Maintenance & Supplies	63,256	57,505	5,751	10.0%
Device fees	102,085	105,340	(3,255)	-3.1%
Professional fees	11,700	11,700	-	0.0%
Insurance, Taxes & Licenses	50,287	49,576	711	1.4%
Utilities & Telephone	37,590	44,746	(7,156)	-16.0%
Occupancy	58,822	58,822	-	0.0%
Other casino expenses	19,909	9,865	10,044	101.8%
	$1,266,425	$1,302,210	$(35,785)	-2.7%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The 2.1% increase is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues increased from 33.5% to 34.0% for the three months ended September 30, 2011 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The $45,828 decrease is primarily attributed to decreases in our monthly customer mailings and other promotional materials and supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The slight year-over-year increase of $2,872 is attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.5% and 6.2% for the three months ended September 30, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.6% and 4.2% for the three months ended September 30, 2012 and 2011.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.7% and 3.6% for the three months ended September 30, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.7% and 3.3% for the three months ended September 30, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of September 30, 2012, prepaid rent credits available to offset future rent payments was approximately $49,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30, 2012 the system had a net book value of approximately $31,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with certain gaming equipment and off-site storage units.  Total other casino expenses as a percentage of revenues were 1.4% and 0.7% for the three months ended September 30, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $46,078, as compared to $64,788 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $(18,710), or 28.9%.  The net decrease is primary attributable to certain legal expenses incurred during the three months ended September 30, 2011 associated with the Company’s 2011 securities offering, as well as legal costs associated with the Company’s defense of claims of sexual harassment brought by two former employees of the Doc Holliday Casino, which was settled during fiscal 2012.

Loss on asset disposals

During the year ended June 30, 2011 we disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the three months ended September 30, 2011.

Interest Expense

Net interest expense was $129,106 for the three months ended September 30, 2012 compared to $26,109 for the three months ended September 30, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized over the two-year life of the debt to interest expense.  During the three months ended September 30, 2012, $45,688 of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized over the two-year life of the debt to interest expense.  During the three months ended September 30, 2012, $51,350 of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For each of the three months ended September 30, 2012 and 2011, dividends of $14,311 were declared on the Series D Preferred Stock.  Dividends declared on September 30, 2012 and 2011 were subsequently paid in October 2012 and 2011, respectively.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of September 30, 2012, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

Effective October 11, 2012, the Company and the participants consummated an Amended and Restated Allonge and Loan Participation Agreement.  The amended agreement provided for an additional $55,000 of borrowing from the primary participant, which amount was added to the existing loan participation interest.  As consideration for the additional funding, the participant received common stock purchase warrants exercisable for five years to acquire up to 60,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The amended agreement also extended the maturity dates of the participants’ interests to December 31, 2015.

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

On November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2013 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At September 30, 2012 the balance of the Note was $323,599.

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

In addition, the note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  Since default, we have made interest payments under the default terms of the note.  At the request of the note holder and beginning in January 2010, we had been making interest and additional monthly principal reduction payments of $12,500.  Beginning in January 2011, we notified the noteholder that we would not be able to continue making the monthly principal reduction payments on the note.  With the noteholder’s acquiescence, but not express agreement, we had been making interest only payments and as cash flows allow, smaller principal reduction payments that totaled $20,000 during the year ended June 30, 2012.  As of September 30, 2012, the note holder had not executed any modification agreement, and as such all the note principal in the amount of $190,667 is considered in technical default and is classified as a current obligation.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation.

At September 30, 2012, the Company had cash and cash equivalents of $687,405, which is primarily utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at September 30, 2012 were in excess of funds required by gaming regulations.

Our working capital deficit decreased by $458,633 to a working capital deficit of $(394,016) at September 30, 2012 from a working capital deficit of $(852,649) at June 30, 2012.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, debt associated with the acquisition of the Doc Holliday casino, and the short-term portion of our loan participation obligations.  Cash flows generated from our operations have been sufficient to service the monthly installments on our mortgage debt.

Cash provided by operating activities was $265,463 for the nine months ended September 30, 2012.  For the three months ended September 30, 2011, operating activities provided net cash of $166,233.  The year-over-year increase in cash provided by operating activities was primarily the result of the effect of non-cash interest charges associated with the amortization of the debt discounts as discussed above, and changes in our accrued gaming income asset for the three months ended September 30, 2012.

Cash used in investing activities was $(18,037) for the three months ended September 30, 2012, and represents purchases of improvements and gaming assets.  No purchases of improvements or gaming assets were made for the three months ended September 30, 2011.

Cash used in investing activities was $(52,220) for the three months ended September 30, 2012, as compared to cash used in investing activities of $(40,271) for the three months ended September 30, 2011.  Financing activities for both periods included principal payments on long term debt and participation obligations, as well as payment of dividends declared on our Series D Preferred Stock.

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

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  Dividends declared on June 30, 2012 and 2011 in the amount of $14,156 for each period were paid in July 2012 and 2011.  Dividends declared on September 30, 2012 and 2011 in the amount of $14,311 for each year were paid in October 2012 and 2011.

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

During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of September 30, 2012 a total of $10,342 of interest has been accrued on these notes.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to December 31, 2011, a material adjustment was necessary to management’s prepared financial statements, and the requirement for this adjustment was identified as a material weakness during the quarter ended December 31, 2011.

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

GLOBAL CASINOS, INC.

Date: November 14, 2012	By /s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: November 14, 2012	By: _/s/ Todd Huss_______
Todd Huss, Chief Financial Officer