Form 10-Q/A
period 2011-12-31
GLOBAL CASINOS INC
filed 2013-02-19
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 of Global Casinos, Inc., is being filed for the purpose of amending and restating the Company’s financial statements and disclosures regarding certain stock purchase warrants due to GVC Capital LLC who acted as the Company’s placement agent for the sale of certain convertible debt securities during the quarter ended December 31, 2011.

Management has determined that the placement agent was due additional common stock purchase warrants as a result of the sales of 8% Convertible Debt completed October 31, 2011 in which the placement agent was the primary sales agent.  As a result, an additional $32,200 of non-cash financing costs have been recorded for the quarter, and are reflected in the amended and restated financial statements and disclosures included in this amended report.

INDEX

PART I -- FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A	Risk Factors	48
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

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

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (restated)	June 30, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 890,801	$ 531,208
Accrued gaming income	283,844	275,425
Inventory	25,060	23,101
Prepaid expenses and other current assets	125,287	31,165
Total current assets	1,324,992	860,899

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,159,631	3,156,685
Total land, building and improvements, and equipment	7,815,801	7,812,855
Accumulated depreciation	(5,297,463)	(5,132,526)
Land, building and improvements, and equipment, net	2,518,338	2,680,329

Goodwill	-	-

Total assets	$ 3,843,330	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (restated)	June 30, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)
Current liabilities:
Accounts payable, trade	$ 93,318	$ 108,717
Accounts payable, related parties	8,865	14,073
Accrued expenses	384,808	304,186
Accrued interest	27,903	15,370
Other current liabilities	108,497	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	673,560	771,607
Current portion of loan participation obligations	210,346	30,802
Total current liabilities	1,530,902	1,332,956

Long-term debt, less current portion	149,546	154,906

Loan participation obligations, less current portion	-	194,485

Convertible debt, 2013 5%	120,000	120,000
Convertible debt, 2013 8%, net of discount of $644,875	58,625	-
Total liabilities	1,859,073	1,802,347
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,
2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting,
400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting
600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting
1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting
600,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized;
6,798,488 shares issued and outstanding	339,925	339,925
Additional paid-in capital	15,003,925	14,203,225
Accumulated deficit	(14,460,593)	(13,905,269)
Total equity	1,984,257	1,738,881

Total liabilities and stockholders' equity	$ 3,843,330	$ 3,541,228

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2011 and 2010
(unaudited)

	2011 (restated)	2010

Revenues:
Casino	$ 1,267,712	$ 1,372,962
Promotional allowances	(45,625)	(41,993)
Net Revenues	1,222,087	1,330,969

Expenses:
Casino operations	1,339,173	1,335,140
Operating, general, and administrative	242,711	36,328
Loss on asset disposals	-	-
	1,581,884	1,371,468

Loss from operations	(359,797)	(40,499)

Other income (expense):
Interest	(92,474)	(28,109)
Loss before provision for income taxes	(452,271)	(68,608)
Provision for income taxes	-	-

Net loss	(452,271)	(68,608)

Series D Preferred dividends	(14,311)	(14,311)
Net loss attributable to common shareholders	$ (466,582)	$ (82,919)

Loss per common share:
Basic	$ (0.07)	$ (0.01)
Diluted	$ (0.07)	$ (0.01)

Weighted average shares outstanding:
Basic	6,798,488	6,420,488
Diluted	6,798,488	6,420,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2011 and 2010
(unaudited)

	2011 (restated)	2010

Revenues:
Casino	$ 2,633,587	$ 2,865,276
Promotional allowances	(87,145)	(82,208)
Net Revenues	2,546,442	2,783,068

Expenses:
Casino operations	2,641,383	2,769,370
Operating, general, and administrative	307,499	88,008
Loss on asset disposals	5,679	232
	2,954,561	2,857,610

Loss from operations	(408,119)	(74,542)

Other income (expense):
Interest	(118,583)	(57,121)
Loss before provision for income taxes	(526,702)	(131,663)
Provision for income taxes	-	-

Net loss	(526,702)	(131,663)

Series D Preferred dividends	(28,622)	(28,622)
Net loss attributable to common shareholders	$ (555,324)	$ (160,285)

Loss per common share:
Basic	$ (0.08)	$ (0.02)
Diluted	$ (0.08)	$ (0.02)

Weighted average shares outstanding:
Basic	6,798,488	6,420,488
Diluted	6,798,488	6,420,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through December 31, 2011 (restated)

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$(13,905,269)	$1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							381,500		381,500
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							419,200		419,200
Series D Preferred dividends								(28,622)	(28,622)
Net loss								(526,702)	(526,702)
Balance as of December 31, 2011 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 15,003,925	$(14,460,593)	$ 1,984,257

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2011 and 2010
(unaudited)

	2011 (restated)	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (526,702)	$ (131,663)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	228,028	230,955
Loss on disposals of fixed assets	5,679	232
Warrants issued to convertible debt placement agent	97,200	-
Changes in operating assets and liabilities
Accrued gaming income	(8,419)	196,726
Inventories	(1,959)	263
Other current assets	(94,122)	20,517
Accounts payable and accrued expenses	59,860	(23,450)
Joint venture obligation	(2,145)	-
Accrued interest	12,533	(182)
Other current liabilities	46,046	(1,727)
Net cash provided by (used in) operating activities	(184,001)	291,671
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(13,091)	(37,251)
Net cash used in investing activities	(13,091)	(157,251)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	703,500	120,000
Principal payments on long-term debt	(103,407)	(151,377)
Payments on loan participation obligations	(14,941)	(15,547)
Payment of Series D preferred stock dividends	(28,467)	(28,467)
Net cash provided by (used in) financing activities	556,685	(75,391)
Net increase in cash	359,593	59,029
Cash at beginning of period	531,208	578,584
Cash at end of period	$ 890,801	$ 637,613
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 47,451	$ 57,368
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,311
Allocation of fair value of warrants to convertible debt	$ 322,000	$ -

Allocation of beneficial conversion feature to convertible debt	$ 381,500	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 (restated)

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

Amended and Restated Financial Statements

This amended Quarterly Report on Form 10-Q as of and for the three and six month periods ended December 31, 2011 is prepared to reflect an understatement of non-cash financing fees resulting from incorrect calculations regarding the total number of Class A common stock purchase warrants due the placement agent for services associated with the Company’s private offering of 8% Convertible Debt completed during the quarter ended December 31, 2011.  The Class A warrants are exercisable to purchase shares of the Company’s common stock for three years at an exercise price of $0.50 per share.  We had initially determined the agent was entitled to 140,700 common stock purchase warrants.  However, we have now determined the agent was entitled to an additional 70,350 Class A warrants for the agent’s placement services during the three months ended December 31, 2011.  The non-cash charges against earnings for the value of the 70,3500 additional Class A warrants increased the net loss for the three and six months ended December 31, 2011, as well as increased additional paid-in capital and accumulated deficit at December 31, 2011.  The following table illustrates the effects to the financial statement line items as of and for December 31, 2011:

Consolidated Balance Sheet
December 31, 2011 (unaudited)
	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$ 14,971,725	$ 32,200	$ 15,003,925
Accumulated deficit	$(14,428,393)	$(32,200)	$(14,460,593)

Consolidated Statement of Operations
Three months ended December 31, 2011 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$ 210,511	$ 32,200	$ 242,711
Loss from operations	$(327,597)	$(32,200)	$(359,797)
Net loss	$(420,071)	$(32,200)	$(452,271)
Net loss attributable to common shareholders	$(434,382)	$(32,200)	$(466,582)
Net loss per common share, basic and diluted	$ (0.06)	$ (0.01)	$ (0.07)

Consolidated Statement of Operations
Six months ended December 31, 2011 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$ 275,299	$ 32,200	$ 307,499
Loss from operations	$(375,919)	$(32,200)	$(408,119)
Net loss	$(494,502)	$(32,200)	$(526,702)
Net loss attributable to common shareholders	$(523,124)	$(32,200)	$(555,324)

Consolidated Statement of Stockholders' Equity
December 31, 2011 (unaudited)
	As Previously Reported	Adjustment	As Restated
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt	$ 387,000	$ 32,200	$ 419,200
Net loss	$ (494,502)	$ (32,200)	$ (526,702)
Additional paid-in capital	$14,971,725	$ 32,200	$15,003,925
Accumulated deficit	$(14,428,393)	$(32,200)	$(14,460,593)

Consolidated Statement of Cash Flows
December 31, 2011 (unaudited)
	As Previously Reported	Adjustment	As Restated
Net loss	$(494,502)	$(32,200)	$(526,702)
Warrants issued to convertible debt placement agent	$ 65,000	$32,200	$ 97,200

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

Potentially dilutive shares of 4,340,050 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of preferred stock.  Potentially dilutive shares of 1,315,000 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2010, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of preferred stock.

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

In addition to the agent’s cash fees, the agent was entitled to 211,050 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $97,200 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and six months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

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

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)

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

Results of Operations – Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(466,582) ($(0.07) per share) for the three months ended December 31, 2011, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(82,919) ($(0.01) per share) for the three months ended December 31, 2010.  The net losses attributable to common shareholders for the three months ended December 31, 2011 and 2010 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

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

Total operating, general, and administrative costs were $242,711, as compared to $36,328 for the three months ended December 31, 2011 and 2010, respectively, an increase of $206,383, or 568%.  The increase is primary attributable to four items.

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

In addition to the agent’s cash fees, the agent was entitled to 211,050 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $97,200 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the three months ended December 31, 2011.

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

Results of Operations – Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

We recognized a net loss attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(555,324) ($(0.08) per share) for the six months ended December 31, 2011, compared to a net loss attributable to common shareholders after dividends of $28,622, of $(160,285) ($(0.02) per share) for the six months ended December 31, 2010.  The net losses attributable to common shareholders for the six months ended December 31, 2011 and 2010 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

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

Total operating, general, and administrative costs were $307,499, as compared to $88,008 for the six months ended December 31, 2011 and 2010, respectively, an increase of $219,491, or 249%.  The increase is primary attributable to three items.

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

In addition to the agent’s cash fees, the agent was entitled to 211,050 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $97,200 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the six months ended December 31, 2011.

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

In addition to the agent’s cash fees, the agent was entitled to 211,050 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $97,200 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and six months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

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

GLOBAL CASINOS, INC.

Date: February 19, 2013	By __/s/ Clifford L. Neuman_____
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 19, 2013	By: __/s/ Todd Huss__________--
Todd Huss, Chief Financial Officer