Form 10-Q/A
period 2012-03-31
GLOBAL CASINOS INC
filed 2013-02-19
CIK 727346

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 of Global Casinos, Inc., is being filed for the purpose of amending and restating the Company’s financial statements and disclosures regarding certain stock purchase warrants due to GVC Capital LLC who acted as the Company’s placement agent for the sale of certain convertible debt securities during the quarters ended December 31, 2011 and March 31, 2012.

Management has determined that the placement agent was due additional common stock purchase warrants as a result of the sales of 8% Convertible Debt completed October 31, 2011 and February 7, 2012 in which the placement agent was the primary sales agent.  As a result, an additional $4,400 and $32,200 of non-cash financing costs have been recorded for the quarters ended March 31, 2012 and December 31, 2011, and are reflected in the amended and restated financial statements and disclosures included in this amended report.

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

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (restated)	June 30, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,004,450	$ 531,208
Accrued gaming income	227,913	275,425
Inventory	25,060	23,101
Prepaid expenses and other current assets	50,456	31,165
Total current assets	1,307,879	860,899

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,193,504	3,156,685
Total land, building and improvements, and equipment	7,849,674	7,812,855
Accumulated depreciation	(5,308,085)	(5,132,526)
Land, building and improvements, and equipment, net	2,541,589	2,680,329

Goodwill	-	-

Total assets	$ 3,849,468	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (restated)	June 30, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 142,767	$ 108,717
Accounts payable, related parties	7,089	14,073
Accrued expenses	289,659	304,186
Accrued interest	44,047	15,370
Other current liabilities	128,367	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	651,087	771,607
Current portion of loan participation obligations	202,534	30,802
Total current liabilities	1,489,155	1,332,956
Long-term debt, less current portion	146,786	154,906
Loan participation obligations, less current portion	-	194,485
Convertible debt, 2013 5%	120,000	120,000
Convertible debt, 2013 8%, net of discount of $623,671	226,329	-
Total liabilities	1,982,270	1,802,347
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized	401,000	401,000
Series A - no dividends, $2.00 stated value, non-voting, 2,000,000 shares authorized, 200,500 shares issued and outstanding

Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-

Series C - 7% cumulative, convertible, $1.20 stated value, voting 600,000 shares authorized, no shares issued and outstanding	-	-

Series D - 8% cumulative, convertible, $1.00 stated value, non-voting 1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000

Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding	-	-

Common stock - $0.05 par value; 50,000,000 shares authorized; 6,851,488 and 6,798,488 shares issued and outstanding	342,575	339,925

Additional paid-in capital	15,110,935	14,203,225
Accumulated deficit	(14,687,312)	(13,905,269)
Total equity	1,867,198	1,738,881
Total liabilities and stockholders' equity	$ 3,849,468	$ 3,541,228

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2012 and 2011
(unaudited)

	2012 (restated)	2011

Revenues:
Casino	$ 1,332,590	$ 1,378,214
Promotional allowances	(65,765)	(48,692)
Net Revenues	1,266,825	1,329,522

Expenses:
Casino operations	1,288,857	1,337,361
Operating, general, and administrative	56,853	57,838
Loss on asset disposals	-	2,186
	1,345,710	1,397,385

Loss from operations	(78,885)	(67,863)

Other income (expense):
Interest	(133,678)	(26,252)
Loss before provision for income taxes	(212,563)	(94,115)
Provision for income taxes	-	-

Net loss	(212,563)	(94,115)

Series D Preferred dividends	(14,156)	(14,000)
Net loss attributable to common shareholders	$ (226,719)	$ (108,115)

Loss per common share:
Basic	$ (0.03)	$ (0.02)
Diluted	$ (0.03)	$ (0.02)

Weighted average shares outstanding:
Basic	6,826,444	6,498,055
Diluted	6,826,444	6,498,055

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2012 and 2011
(unaudited)

	2012 (restated)	2011

Revenues:
Casino	$ 3,966,177	$ 4,243,490
Promotional allowances	(152,910)	(130,900)
Net Revenues	3,813,267	4,112,590

Expenses:
Casino operations	3,930,240	4,106,731
Operating, general, and administrative	364,352	145,846
Loss on asset disposals	5,679	2,418
	4,300,271	4,254,995

Loss from operations	(487,004)	(142,405)

Other income (expense):
Interest	(252,261)	(83,373)
Loss before provision for income taxes	(739,265)	(225,778)
Provision for income taxes	-	-

Net loss	(739,265)	(225,778)

Series D Preferred dividends	(42,778)	(42,622)
Net loss attributable to common shareholders	$ (782,043)	$ (268,400)

Loss per common share:
Basic	$ (0.11)	$ (0.04)
Diluted	$ (0.11)	$ (0.04)

Weighted average shares outstanding:
Basic	6,807,739	6,445,966
Diluted	6,807,739	6,445,966

See accompanying notes to these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through March 31, 2012 (restated)

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)		Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$(12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$(13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							475,800		475,800
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(42,778)	(42,778)
Net loss								(739,265)	(739,265)
Balance as of March 31, 2012 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,110,935	$(14,687,312)	$ 1,867,198

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2012 and 2011
(unaudited)

	2012 (restated)	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (739,265)	$ (225,778)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	405,021	342,821
Loss on disposals of fixed assets	5,679	2,418
Warrants issued to convertible debt placement agent	110,300	-
Loan participation fees paid with common stock	23,760	6,270
Stock based compensation	-	32,500
Changes in operating assets and liabilities
Accrued gaming income	47,512	105,102
Inventories	(1,959)	263
Other current assets	(19,291)	32,142
Accounts payable and accrued expenses	12,539	(21,297)
Joint venture obligation	(2,145)	-
Accrued interest	28,677	3,621
Other current liabilities	65,916	(2,026)
Net cash provided by (used in) operating activities	(63,256)	276,036
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(119,331)	(41,068)
Net cash used in investing activities	(119,331)	(161,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	850,000	120,000
Principal payments on long-term debt	(128,640)	(166,588)
Payments on loan participation obligations	(22,753)	(20,192)
Payment of Series D preferred stock dividends	(42,778)	(42,778)
Net cash provided by (used in) financing activities	655,829	(109,558)
Net increase in cash	473,242	5,410
Cash at beginning of period	531,208	578,584
Cash at end of period	$ 1,004,450	$ 583,994
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 70,988	$ 79,816
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued and unpaid dividends on Series D preferred stock	$ 14,311	$ 14,000
Allocation of fair value of warrants to convertible debt	$ 365,500	$ -
Allocation of beneficial conversion feature to convertible debt	$ 410,800	$ -

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (restated)

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

Amended and Restated Financial Statements

This amended Quarterly Report on Form 10-Q as of and for the three and nine month periods ended March 31, 2012 is prepared to reflect an understatement of non-cash financing fees resulting from incorrect calculations regarding the total number of Class A common stock purchase warrants due the placement agent for services associated with the Company’s private offering of 8% Convertible Debt completed during the quarters ended March 31, 2012 and December 31, 2011.  The Class A warrants are exercisable to purchase shares of the Company’s common stock for three years at an exercise price of $0.50 per share.  For the three months ended March 31, 2012 we had initially determined the agent was entitled to 29,300 Class A warrants.  However, we have now determined the agent was entitled to an additional 14,650 Class A warrants for the agent’s placement services.  Additionally, for the nine months ended March 31, 2012 we had initially determined the agent was entitled to 170,000 Class A warrants.  However, we have now determined the agent was entitled to an additional 85,000 Class A warrants for the agent’s placement services for the nine months ended March 31, 2012. The non-cash charges against earnings for the value of the 14,650 and 85,000 additional Class A warrants increased the net loss for the three and nine months ended March 31, 2011, respectively, as well as increased additional paid-in capital and accumulated deficit at March 31, 2012.  The following table illustrates the effects to the financial statement line items as of and for the three and nine months ended March 31, 2012:

Consolidated Balance Sheet March 31, 2012 (unaudited)
	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$ 15,074,335	$ 36,600	$ 15,110,935
Accumulated deficit	$(14,650,712)	$(36,600)	$(14,687,312)

Consolidated Statement of Operations Three months ended March 31, 2012 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$ 52,453	$ 4,400	$ 56,853
Loss from operations	$ (74,485)	$(4,400)	$ (78,885)
Net loss	$(208,163)	$(4,400)	$(212,563)
Net loss attributable to common shareholders	$(222,319)	$(4,400)	$(226,719)

Consolidated Statement of Operations Nine months ended March 31, 2012 (unaudited)
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$ 327,752	$ 36,600	$ 364,352
Loss from operations	$(450,404)	$(36,600)	$ (487,004)
Net loss	$(702,665)	$(36,600)	$ (739,265)
Net loss attributable to common shareholders	$(745,443)	$(36,600)	$(782,043)

Consolidated Statement of Stockholders' Equity March 31, 2012 (unaudited)
	As Previously Reported	Adjustment	As Restated
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt	$ 439,200	$ 36,600	$ 475,800
Net loss	$ (702,665)	$(36,600)	$ (739,265)
Additional paid-in capital	$ 15,074,335	$ 36,600	$ 15,110,935
Accumulated deficit	$(14,650,712)	$(36,600)	$(14,687,312)

Consolidated Statement of Cash Flows
March 31, 2012 (unaudited)
	As Previously Reported	Adjustment	As Restated
Net loss	$(702,665)	$(36,600)	$(739,265)
Warrants issued to convertible debt placement agent	$ 73,700	$ 36,600	$ 110,300

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

Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and shares issuable upon the conversion of debt and preferred stock.

Potentially dilutive shares of 4,970,000 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2012, as their inclusion would have been anti-dilutive, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of debt and preferred stock.  Potentially dilutive shares of 1,315,000 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2011, as their inclusion would have been anti-dilutive, and represent out of the money stock options and shares issuable upon conversion of debt and preferred stock.

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

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the sale of $146,500 of convertible notes on February 7, 2012, in addition to the agent’s cash fees, the agent was entitled to 43,950 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $13,100 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs for the three and nine months ended December 31, 2011.  The estimated fair value of the warrants was determined using the following assumptions:

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

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We recognized a net loss attributable to common shareholders after $14,156 of dividends on our Series D preferred stock of $(226,719) ($(0.03) per share) for the three months ended March 31, 2012, compared to a net loss attributable to common shareholders after dividends of $14,000, of $(108,115) ($(0.02) per share) for the three months ended March 31, 2011.  The net losses attributable to common shareholders for the three months ended March 31, 2012 and 2011 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

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

Total operating, general, and administrative costs were $56,853, as compared to $57,838 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $(985), or 1.7%.  The components of the changes in operating, general and administrative expenses representing the net decrease is primary attributable to three items.

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

In addition to the agent’s cash fees, the agent was entitled to 43,950 Class A warrants for sales of units involving the agent’s assistance.  During the quarter ended March 31, 2012 the estimated fair value of the warrants in the amount of $13,100 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs.

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

Results of Operations – Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

We recognized a net loss attributable to common shareholders after $42,778 of dividends on our Series D preferred stock of $(782,043) ($(0.11) per share) for the nine months ended March 31, 2012, compared to a net loss attributable to common shareholders after dividends of $42,622, of $(268,400) ($(0.04) per share) for the nine months ended March 31, 2011.  The net losses attributable to common shareholders for the nine months ended March 31, 2012 and 2011 are primarily attributable to declines in gaming revenues at our casinos due to the generally poor consumer spending environment resulting from the continuing poor local and regional economic environment, as well as certain charges to operating, general and administrative expenses as discussed further below.

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

Total operating, general, and administrative costs were $364,352, as compared to $145,846 for the nine months ended March 31, 2012 and 2011, respectively, an increase of $218,506, or 149.8%.  The  net increase is primary attributable to four items.

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

In addition to the agent’s cash fees, the agent was entitled to 255,000 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $110,300 has been allocated to stockholders’ equity and a non-cash charge to operations as financing costs for the nine months ended March 31, 2011.

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

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

With respect to the third quarter sale of $146,500 of units, in addition to the agent’s cash fees, the agent was entitled to 29,300 Class A warrants for sales of units involving the agent’s assistance.  The estimated fair value of the warrants in the amount of $13,100 has been allocated to stockholders’ equity and charged to the Company’s operations as financing costs during the nine months ended March 31, 2012.  The estimated fair value of the warrants was determined using the following assumptions:

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

GLOBAL CASINOS, INC.

Date: February 19, 2013	By /s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 19, 2013	By: _/s/ Todd Huss___--
Todd Huss, Chief Financial Officer