Form 10-K/A
period 2012-06-30
GLOBAL CASINOS INC
filed 2013-02-19
CIK 727346

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

See Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2012 of Global Casinos, Inc., is being filed for the purpose of amending and restating the Company’s financial statements and disclosures regarding certain stock purchase warrants due to GVC Capital LLC who acted as the Company’s placement agent for the sale of certain convertible debt securities during the quarters ended December 31, 2011 and March 31, 2012.

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

Global Casinos Results of Operations and Financial Position

Global Casinos's results of operations for the years ended June 30, 2011 and 2010, were losses of $(1,379,431) and $(1,110,667), respectively, and for the nine months ended March 31, 2012, a loss of $(739,265).  Our working capital deficit at March 31, 2012 was $(181,276), and our stockholders' equity at March 31, 2012 was $1,867,198.

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

            At June 30, 2012, there were 835,000 shares of common stock issuable upon conversion of convertible preferred stock and exercise of outstanding options at a weighted average exercise price of $1.00 per share, 1,105,000 shares of common stock issuable upon exercise of warrants issued in the private placement sale of 8% convertible notes at a weighted average exercise price of $0.50 per share, and 2,550,000 shares of common stock issuable upon conversion of the 8% convertible notes.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants and options are outstanding may be adversely affected and the existence of the warrants and options may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	135,000	$1.00	-0-
Total	135,000	$1.00	-0-

(1)     Includes nonqualified options granted to directors and officers.

ITEM 6.	Selected Financial Data (restated)

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

(restated)
Statement of Operations Data:	Year Ended June 30, 2012	Year Ended June 30, 2011
Total net revenues	$ 5,154,967	$ 5,516,147
Operating expenses	$ 5,608,461	$ 6,786,685
Net income (loss)	$ (845,271)	$ (1,379,431)
Net income (loss) attributable to common shareholders	$ (902,204)	$ (1,436,209)
Basic earnings (loss) per common share	$ (0.13)	$ (0.22)
Shares used in computing basic earnings per share	6,818,616	6,533,855
Diluted earnings per share	$ (0.13)	$ (0.22)
Shares used in computing diluted earnings per share	6,818,616	6,533,855

Balance Sheet Data:	Year Ended June 30, 2012	Year Ended June 30, 2011
Working capital (deficit)	$ (852,649)	$ (472,057)
Total assets	$ 3,846,451	$ 3,541,228
Total liabilities	$ 2,099,414	$ 1,802,347
Stockholders' equity	$ 1,747,037	$ 1,738,881

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)

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

Results of Operations – Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

We recognized a net loss attributable to common shareholders after $56,933 of dividends on our Series D preferred stock of $(902,204), ($(0.13) per share) for the year ended June 30, 2012, compared to a net loss attributable to common shareholders after dividends of $56,778, of $(1,436,209) ($(0.22) per share) for the year ended June 30, 2011.  The net losses for the year ended June 30, 2012 is primarily attributable to declining casino revenues, and certain costs incurred associated with the contemplated split-off and share purchase agreements discussed above under “Definitive Agreements” as well as interest expenses resulting from the issuance of convertible debt during the second and third quarters.  The net losses for the year ended June 30, 2011 is primarily attributable to impairment charges on our goodwill that resulted from our purchase of the Doc Holliday Casino, and impairment of our investment in ImageDoc.com.  The casinos continue to suffer declines in gaming revenues due to the continuing poor local and regional economic environment.

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

Total operating, general, and administrative costs were $410,728, as compared to $171,886 for the years ended June 30, 2012 and 2011, respectively, an increase of $238,842, or 138.9%.  The net increase is primary attributable to four items.

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

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement

(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation
*	101.DEF	XBRL Taxonomy Extension Definition
*	101.LAB	XBRL Taxonomy Extension Labels
*	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
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

*

Filed herewith

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2012 (restated) and June 30, 2011

3.	Consolidated Statements of Operations for the Years Ended June 30, 2012 (restated) and 2011

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2012 (restated) and 2011

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 (restated) and 2011

6.	Notes to Consolidated Financial Statements (restated)

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

Denver, Colorado
October 11, 2012, except for Note 1, as to which the date is February 15, 2012

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (restated)	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$ 492,199	$ 531,208
Accrued gaming income	234,883	275,425
Inventory	24,481	23,101
Prepaid expenses and other current assets	51,835	31,165
Total current assets	803,398	860,899

Note receivable, Georgia REIT	500,000	-

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,266,252	3,156,685
Total land, building and improvements, and equipment	7,922,422	7,812,855
Accumulated depreciation	(5,379,369)	(5,132,526)
Land, building and improvements, and equipment, net	2,543,053	2,680,329

Goodwill	-	-

Total assets	$ 3,846,451	$ 3,541,228

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2012 (restated)	June 30, 2011
Current liabilities:
Accounts payable, trade	$ 94,002	$ 108,717
Accounts payable, related parties	12,641	14,073
Accrued expenses	279,351	304,186
Accrued interest	64,817	15,370
Other current liabilities	125,147	62,451
Joint venture obligation	23,605	25,750
Current portion of long-term debt	861,999	771,607
Current portion of loan participation obligations	194,485	30,802
Total current liabilities	1,656,047	1,332,956

Long-term debt, less current portion	-	154,906

Loan participation obligations, less current portion	-	194,485

Convertible debt, 2013 5%	120,000	120,000

Convertible debt, 2013 8%, net of discount of $526,633	323,367	-
Total liabilities	2,099,414	1,802,347

Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting, 2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000

Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-

Series C - 7% cumulative, convertible, $1.20 stated value, voting 600,000 shares authorized, no shares issued and outstanding	-	-

Series D - 8% cumulative, convertible, $1.00 stated value, non-voting 1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000

Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding	-	-

Common stock - $0.05 par value; 50,000,000 shares authorized; 6,851,488 and 6,798,488 shares issued and outstanding	342,575	339,925

Additional paid-in capital	15,110,935	14,203,225
Accumulated deficit	(14,807,473)	(13,905,269)
Total equity	1,747,037	1,738,881
Total liabilities and stockholders' equity	$ 3,846,451	$ 3,541,228

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2012 and 2011

	2012 (restated)	2011

Revenues:
Casino	$ 5,365,533	$ 5,694,309
Promotional allowances	(210,566)	(178,162)
Net Revenues	5,154,967	5,516,147

Expenses:
Casino operations	5,187,881	5,483,885
Operating, general, and administrative	410,728	171,886
Loss on asset disposals	9,852	2,418
Impairment - Goodwill	-	1,008,496
Impairment - Investment in ImageDoc	-	120,000
	5,608,461	6,786,685

Loss from operations	(453,494)	(1,270,538)

Other income (expense):
Interest	(391,777)	(108,893)
Loss before provision for income taxes	(845,271)	(1,379,431)
Provision for income taxes	-	-

Net loss	(845,271)	(1,379,431)

Series D Preferred dividends	(56,933)	(56,778)
Net loss attributable to common shareholders	$ (902,204)	$ (1,436,209)

Loss per common share:
Basic and diluted	$ (0.13)	$ (0.22)

Weighted average shares outstanding:
Basic and diluted	6,818,616	6,533,855

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2010 through June 30, 2012 (restated)

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2010	200,500	$ 401,000	700,000	$ 700,000	6,420,488	$ 321,025	$ 14,183,355	$ (12,469,060)	$ 3,136,320
Common stock issued to officers and directors					325,000	16,250	16,250		32,500
Common stock issued under loan participation agreement					50,000	2,500	3,500		6,000
Common stock issued to director under loan participation agreement					3,000	150	120		270
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,379,431)	(1,379,431)
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							475,800		475,800
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(845,271)	(845,271)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,110,935	$ (14,807,473)	$ 1,747,037

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2012 and 2011

	2012 (restated)	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (845,271)	$ (1,379,431)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	591,567	432,541
Loss on disposals of fixed assets	9,852	2,418
Impairment - Goodwill	-	1,008,496
Impairment - Investment in ImageDoc	-	120,000
Warrants issued to convertible debt placement agent	110,300	-
Loan participation fees paid with common stock	23,760	6,270
Stock based compensation	-	32,500
Changes in operating assets and liabilities
Accrued gaming income	40,542	18,636
Inventories	(1,380)	(465)
Other current assets	(20,670)	58,862
Accounts payable and accrued expenses	(40,982)	(9,038)
Joint venture obligation	(2,145)	-
Accrued interest	49,447	4,249
Other current liabilities	62,696	5,832

Net cash provided by (used in) operating activities	(22,284)	300,870

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Note receivable - Georgia REIT	(500,000)	-
Purchase of trading securities	-	(120,000)
Purchases of building improvements and equipment	(82,228)	(41,068)

Net cash used in investing activities	(582,228)	(161,068)

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

June 30, 2012 (restated)

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

Amended and Restated Financial Statements

This amended Report on Form 10-K as of and for the year ended June 30, 2012 is prepared to reflect an understatement of non-cash financing fees resulting from incorrect calculations regarding the total number of Class A common stock purchase warrants due the placement agent for services associated with the Company’s private offering of 8% Convertible Debt completed during the quarters ended December 31, 2011 and March 31, 2012.  The Class A warrants are exercisable to purchase shares of the Company’s common stock for three years at an exercise price of $0.50 per share.  We had initially determined the placement agent was entitled to 170,000 common stock purchase warrants.  However, we have now determined the placement agent was entitled to an additional 85,000 Class A warrants for the agent’s placement services.  The non-cash charges against earnings for the value of the 85,000 additional Class A warrants increased the net loss for the year ended June 30, 2012, as well as increased the additional paid-in capital and accumulated deficit at June 30, 2012.  The following table illustrates the effects to the financial statement line items as of and for the year ended June 30, 2012:

Consolidated Balance Sheet June 30, 2012
	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$ 15,074,335	$ 36,600	$ 15,110,935
Accumulated deficit	$(14,770,873)	$(36,600)	$(14,807,473)

Consolidated Statement of Operations Year ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$ 374,128	$ 36,600	$ 410,728
Loss from operations	$(416,894)	$(36,600)	$(453,494)
Net loss	$(808,671)	$(36,600)	$(845,271)
Net loss attributable to common shareholders	$(865,604)	$(36,600)	$(902,204)

Consolidated Statement of Stockholders' Equity
June 30, 2012
	As Previously Reported	Adjustment	As Restated
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt	$ 439,200	$ 36,600	$ 475,800
Net loss	$ (808,671)	$ (36,600)	$ (845,271)
Additional paid-in capital	$ 15,074,335	$ 36,600	$ 15,110,935
Accumulated deficit	$(14,770,873)	$ (36,600)	$(14,807,473)

Consolidated Statement of Cash Flows June 30, 2012
	As Previously Reported	Adjustment	As Restated
Net loss	$(808,671)	$ (36,600)	$ (845,271)
Warrants issued to convertible debt placement agent	$ 73,700	$ 36,600	$ 110,300

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

Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options, warrants, and shares issuable upon the conversion of debt and preferred stock.

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

GLOBAL CASINOS, INC.

Date: February 19, 2013	By: /s/ Clifford L. Neuman Clifford L. Neuman President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Clifford L. Neuman	President & Director	February 19, 2013
Clifford L. Neuman

/s/ Pete Bloomquist_____	Secretary & Director	February 19, 2013
Pete Bloomquist

/s/ Todd Huss_________	Chief Financial Officer	February 19, 2013
Todd Huss

/s/ A. Leonard Nacht ___	Director	February 19, 2013
A. Leonard Nacht