Form 10-Q
period 2012-12-31
GLOBAL CASINOS INC
filed 2013-02-19
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

As of February 12, 2013, the Registrant had 7,161,978 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2012 (unaudited) and June 30, 2012, and its results of operations for the six month periods ended December 31, 2012 and 2011 (unaudited), its statements of stockholders’ equity for the period July 1, 2011 through December 31, 2012 (unaudited), and its cash flows for the six month periods ended December 31, 2012 and 2011 (unaudited).  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 397,192	$ 492,199
Accrued gaming income	206,472	234,883
Inventory	23,023	24,481
Prepaid expenses and other current assets	66,945	51,835
Total current assets	693,632	803,398

Note receivable, Georgia REIT	500,000	500,000

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,273,395	3,266,252
Total land, building and improvements, and equipment	7,929,565	7,922,422
Accumulated depreciation	(5,543,552)	(5,379,369)
Land, building and improvements, and equipment, net	2,386,013	2,543,053

Goodwill	-	-

Total assets	$ 3,579,645	$ 3,846,451

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2012		June 30, 2012
(unaudited)
	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$ 115,629	$ 94,002
Accounts payable, related parties	3,796	12,641
Accrued expenses	377,142	279,351
Accrued interest	93,483	64,817
Other current liabilities	114,583	125,147
Joint venture obligation	23,605	23,605
Current portion of long-term debt	594,585	861,999
Current portion of loan participation obligations	45,338	194,485
Total current liabilities	1,368,161	1,656,047
Long-term debt, less current portion	-	-
Loan participation obligations, less current portion	186,032	-
Convertible debt, 2013 5%	50,000	120,000
Convertible debt, 2013 8%, less current portion, and net of discount of $332,558 and $526,633	517,442	323,367

Total liabilities	2,121,635	2,099,414
Commitments and contingencies
Stockholders' equity:		401,000
Preferred stock: 10,000,000 shares authorized Series A - no dividends, $2.00 stated value, non-voting, 2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000

Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-

Series C - 7% cumulative, convertible, $1.20 stated value, voting 600,000 shares authorized, no shares issued and outstanding	-	-

Series D - 8% cumulative, convertible, $1.00 stated value, non-voting 1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000

Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding	-	-

Common stock - $0.05 par value; 50,000,000 shares authorized; 7,161,978 and 6,851,488 shares issued and outstanding
	358,100	342,575
Additional paid-in capital	15,215,533	15,110,935
Accumulated deficit	(15,216,623)	(14,807,473)
Total equity	1,458,010	1,747,037
Total liabilities and stockholders' equity	$ 3,579,645	$ 3,846,451

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2012 and 2011
(unaudited)

	2012	2011

Revenues:
Casino	$ 1,228,994	$ 1,267,712
Promotional allowances	(61,102)	(45,625)
Net Revenues	1,167,892	1,222,087

Expenses:
Casino operations	1,255,771	1,339,173
Operating, general, and administrative	133,746	242,711
Gain on asset disposals	(2,369)	-

	1,387,148	1,581,884

Income (loss) from operations	(219,256)	(359,797)

Other income (expense):
Interest	(128,363)	(92,474)
Settlement of debt	95,667	-
Loss before provision for income taxes	(251,952)	(452,271)
Provision for income taxes	-	-

Net loss	(251,952)	(452,271)

Series D Preferred dividends	(14,311)	(14,311)
Net loss attributable to common shareholders	$ (266,263)	$ (466,582)

Loss per common share:
Basic and diluted	$ (0.04)	$ (0.07)

Weighted average shares outstanding:
Basic and diluted	7,095,153	6,798,488

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended December 31, 2012 and 2011
(unaudited)

	2012	2011

Revenues:
Casino	$ 2,605,061	$ 2,633,587
Promotional allowances	(124,136)	(87,145)
Net Revenues	2,480,925	2,546,442

Expenses:
Casino operations	2,522,196	2,641,383
Operating, general, and administrative	179,824	307,499
(Gain) loss on asset disposals	(2,369)	5,679
	2,699,651	2,954,561

Income (loss) from operations	(218,726)	(408,119)

Other income (expense):
Interest	(257,469)	(118,583)
Settlement of debt	95,667	-
Loss before provision for income taxes	(380,528)	(526,702)
Provision for income taxes	-	-

Net loss	(380,528)	(526,702)

Series D Preferred dividends	(28,622)	(28,622)
Net loss attributable to common shareholders	$ (409,150)	$ (555,324)

Loss per common share:
Basic and diluted	$ (0.06)	$ (0.08)

Weighted average shares outstanding:
Basic and diluted	7,080,803	6,798,488

See accompanying notes to these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2011 through December 31, 2012

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$ 339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							475,800		475,800
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(845,271)	(845,271)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,110,935	$ (14,807,473)	$ 1,747,037
Common stock issued upon conversion of 5% Notes					310,490	15,525	62,098		77,623
Common stock purchase warrants issued in connection with loan participation obligation							42,500		42,500
Series D Preferred dividends								(28,622)	(28,622)
Net loss								(380,528)	(380,528)
Balance as of December 31, 2012 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	7,161,978	$ 358,100	$ 15,215,533	$ (15,216,623)	$ 1,458,010

See accompanying notes to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2012 and 2011 (unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (380,528)	$ (526,702)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	370,321	228,028
Warrants issued to loan participant for financing fee	42,500	-
Warrants issued to convertible debt placement agent	-	97,200
(Gain) loss on disposals of fixed assets	(2,368)	5,679
Gain on settlement of debt	(95,667)	-
Changes in operating assets and liabilities
Accrued gaming income	28,411	(8,419)
Inventories	1,458	(1,959)
Other current assets	(15,110)	(94,122)
Accounts payable and accrued expenses	124,729	59,860
Joint venture obligation	-	(2,145)
Accrued interest	36,288	12,533
Other current liabilities	(10,564)	46,046
Net cash provided by (used in) operating activities	99,470	(184,001)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(18,037)	(13,091)
Proceeds from sale of fixed assets	1,200	-
Net cash used in investing activities	(16,837)	(13,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	-	703,500
Principal payments on long-term debt	(171,747)	(103,407)
Proceeds upon issuance of loan participation	55,000	-
Payments on loan participation obligations	(18,115)	(14,941)
Payment of Series D preferred stock dividends	(42,778)	(28,467)
Net cash (used in) provided by financing activities	(177,640)	556,685
Net (decrease) increase in cash	(95,007)	359,593
Cash at beginning of period	492,199	531,208
Cash at end of period	$ 397,192	$ 890,801
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 47,245	$ 47,451
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued and unpaid dividends on Series D preferred stock	$ -	$ 14,311
Conversion of 5% Notes and accrued interest	$ 77,622	$ -
Allocation of fair value of warrants to convertible debt	$ -	$ 322,000
Allocation of beneficial conversion feature to convertible debt	$ -	$ 381,500

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses primarily attributable to the Doc Holliday Casino operations since its purchase in 2008, and has working capital and shareholders’ deficits at December 31, 2012, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At December 31, 2012, the Company had no cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited. However, this process does not always occur at the end of the last business day of the month. Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At December 31 and June 30, 2012, $206,472 and $234,883 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the six months ended December 31, 2012 and 2011 was $176,245 and $169,403, respectively.

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

As of December 31 and June 30, 2012, all the goodwill resulting from the acquisition of the Doc Holliday Casino in March 2008, was deemed impaired.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $7 and $263 for the six months ended December 31, 2012 and 2011, respectively.

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

Potentially dilutive shares of 4,555,000 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2012, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent stock purchase warrants and shares issuable upon conversion of debt and preferred stock.  Potentially dilutive shares of 4,340,050 were not included in the calculations of diluted earnings per share for the three and six months ended December 31, 2011, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represented stock purchase warrants, stock options and shares issuable upon conversion of debt and preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three and six months ended December 31, 2012 and 2011, there were no differences between reported net income and comprehensive income.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of December 31, 2012 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

Goodwill was evaluated for impairment annually at the reporting unit level as of June 30, and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of the reporting unit including goodwill might be in excess of its fair value.  Such factors included, but were not limited to, adverse changes in the business climate, and significant and unexpected changes in the reporting unit’s cash flows.  As of June 30, 2011 all the goodwill recorded upon the purchase of the Doc Holliday Casino reporting unit in March 2008, was fully impaired.  Impairment charges of $890,000 and $1,008,496 were recorded during the quarters ended March 31, 2010 and June 30, 2011, respectively.

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

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Additional annual pay downs of $50,000 due on or before December 31st, 2010, 2011 and 2012 would extend the maturity date one year from the pay down due date.  The Company made the $50,000 pay downs in 2010 and 2011, thereby extending the maturity date to December 31, 2012.  Effective November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At December 31, 2012 the balance of the Note was $313,214.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in the consolidated statements of operations for the three and six months ended December 31, 2012.

At December 31, 2012, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 6, and convertible debt discussed in Note 7, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2013.	$ 313,214

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

149,546 98,763 33,062
Total notes payable and long-term debt	594,585
Less current portion	(594,585)
Long-term debt, net	$ -

6.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 2: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven year amortization at 12% annual interest.  The obligation matured on December 31, 2012.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.45 per share, the closing price of the Company’s common stock on November 30, 2011.

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

The remaining undivided interest in the Note is owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

Effective October 11, 2012, the Company and the participants consummated an Amended and Restated Allonge and Loan Participation Agreement.  The amended agreement provided for an additional $55,000 of borrowing from the primary participant, which amount was added to the existing loan participation interest.  At the time the amendment was consummated the balances and participating interests in the Note were as follows:

	Amount	% Interest
Global Casinos, Inc.	$482,138	66.91%
Primary participant	227,834	31.62%
Pete Bloomquist - Director	10,538	1.47%
Balance of Note	$720,510	100.00%

As consideration for the additional funding, the participant received common stock purchase warrants exercisable for five years to acquire up to 60,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The estimated fair value of the warrants issued was $42,500 and is included in general and administrative expenses as a non-cash financing charge, and was determined using the following assumptions:

Expected volatility

121%

Contractual term

5 years

Risk free interest rate

0.65%

Expected dividend rate

0%

The amended agreement also extended the maturity dates of the participants’ interests to December 31, 2015, and established a 13% interest rate on the participation obligations.

At December 31, 2012, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 31.6% interest in senior mortgage secured by real estate, monthly principal and interest payments of $5,800, due December 31, 2015.

$ 221,135
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265, due December 31, 2015.	10,235
Total loan participation obligations Less current portion	231,370 (45,338)

Loan participations, long-term	$ 186,032

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

On October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

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

Each unit consisted of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering was the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of December 31, 2012 none of the Notes have been converted.

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

The estimated fair value of the investor warrants issued from the sale of $703,500 of convertible notes on October 31, 2011 was $322,000, and was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

The estimated fair value of the warrants issued from the sale of $146,500 of convertible notes on February 7, 2012 was $43,500, and was determined using the following assumptions:

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

For the three and six months ended December 31, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature were $97,038 and $194,075, respectively.  For the three and six months ended December 31, 2011, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $58,625.

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at December 31, 2012.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of December 31, 2012 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of December 31, 2012 there were no shares outstanding.

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

Dividends of $14,311 were declared and paid on December 31, 2012.  All quarterly dividends previously declared had been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of December 31, 2012, no shares of Series E Convertible Preferred Stock were outstanding.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

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

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At December 31, 2012 the total credit available to apply against future rent payments was approximately $50,000.  Rent expense for each of the three months ended December 31, 2012 and 2011, net of applied monthly expense credits was $72,622.  Rent expense for each of the six months ended December 31, 2012 and 2011, net of applied monthly expense credits was $117,644.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2012 the system had a net book value of approximately $24,000.

Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2013	$ 152,172
2014	304,344
2015	304,344
2016	25,362
Total	$786,222

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

At June 30, 2012, the Company had net operating loss carry forwards of approximately $6,805,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2016	$ 897,000
2017	518,000
2018	790,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029	30,000
2030	198,000
2031	327,000
2032	677,000
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

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Expired	-
Balance at June 30, 2012	135,000	$ 1.00
Granted	-
Exercised	-
Expired	135,000	$ 1.00
Balance at December 31, 2012	-

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

For the three and six months ended December 31, 2012 and 2011, no options or warrants to purchase common stock were granted under the stock incentive plan, and as such we recorded no compensation expense under the requirements as discussed above.

12.     CONSULTING AGREEMENTS

The Company had no significant consulting agreements at December 31, 2012.

13.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the six months ended December 31, 2012 and 2011, his billings to the Company totaled $47,444 and $54,293, respectively.  At December 31 and June 30 2012, amounts due to him were $3,796 and $7,891, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the six months ended December 31, 2012 and 2011, his billings to the company for services were $14,500 and $14,750, respectively.  At December 31 and June 30, 2012, amounts due him were $-0- and $4,750, respectively, and are included in accounts payable, related parties.

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

As of December 31, 2012 the further development of the two games had been suspended.  Through December 31, 2012, the Company had made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability pending the determination of any future activity of this joint venture.  As of December 31, 2012, GGT had no revenues.

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

On February 5, 2013 the Company concluded that for previously issued financial statements filed on Form 10-K for the fiscal year ended June 30, 2012 and Form 10-Q for the three and six month periods ended December 31, 2011 and for the three and nine month periods ended March 31, 2012, investors should no longer rely on those reports because of accounting errors identified by the Company regarding the total number of Class A warrants due the placement agent for services performed in the completion of the Company’s private placements of 8% Convertible Debt completed on October 31, 2011 and February 7, 2012.  The Company amended its Form 10-K and Forms 10-Q to correct those errors in the Company’s financial statements as previously filed. Further information regarding the restatements may be found in the Company’s 8-K filing of February 5, 2013.

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

As of December 31, 2012, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Gemini will purchase the outstanding equity of Split-Off Subsidiary in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets, plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $50,000 at December 31, 2012, and further excluding approximately $500,000 in a note receivable the Company advanced to Georgia Healthcare REIT, Inc. (“Georgia REIT”), on June 22, 2012.  The Purchase Price will be evidenced by a promissory note which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Note will be secured by a pledge of all of the outstanding equity securities of Split-Off Subsidiary.

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

Results of Operations – Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

We recognized a net loss attributable to common shareholders after $14,311 of dividends on our Series D preferred stock of $(266,253) ($(0.04) per share) for the three months ended December 31, 2012, compared to a net loss attributable to common shareholders after dividends of $14,311, of $(466,582) ($(0.07) per share) for the three months ended December 31, 2011.

Revenues

Casino revenues for the three months ended December 31, 2012 were $1,228,994 compared to $1,267,712 for the three months ended December 31, 2011, a decrease of $(38,718) or (3.1)%.

Total casino revenues for the Bull Durham were $795,638 and $811,981 for the three months ended December 31, 2012 and 2011, respectively, a decrease of $16,343 or (2.0)%.  Total casino revenues for Doc Holliday were $433,356 and $455,731 for the three months ended December 31, 2012 and 2011, respectively, a decrease of $(22,375) or (4.9)%.  Total casino coin-in was down (5.4)% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  However, we experienced an increase of 0.17% in our hold percentage for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $15,477 from $45,625 to $61,102, for the three months ended December 31, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended December 31, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	December 31, 2012	December 31, 2011	$ Change	% Change
Labor & Benefits	$472,564	$498,009	$(25,445)	-5.1%
Marketing & Advertising	273,160	296,264	(23,104)	-7.8%
Depreciation & Amortization	87,449	83,480	3,969	4.8%
Food & Beverage	69,189	71,920	(2,731)	-3.8%
Repair, Maintenance & Supplies	90,513	64,304	26,209	40.8%
Device fees	102,722	105,104	(2,382)	-2.3%
Professional fees	11,700	61,700	(50,000)	-81.0%
Insurance, Taxes & Licenses	43,846	42,527	1,319	3.1%
Utilities & Telephone	35,313	39,230	(3,917)	-10.0%
Occupancy	58,822	58,892	(70)	-0.1%
Other casino expenses	10,493	17,743	(7,250)	-40.9%
	$1,255,771	$1,339,173	$(83,402)	-6.2%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The (5.1)% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits costs as a percentage of casino revenues decreased from 39.3% to 38.5% for the three months ended December 31, 2011 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The $(23,104) year-over-year decrease is primarily attributed to decreases in our monthly customer mailings and other promotional materials and supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year increase of $3,969 is attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.6% and 5.7% for the three months ended December 31, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  It also includes costs associated with gaming machine leasing plans with suppliers of the Doc Holliday Casino to provide certain gaming equipment with payments dependent upon the machine’s activity, which was the primary driver of the increased costs in this category.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 7.4% and 5.1% for the three months ended December 31, 2012 and 2011.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The year-over-year decrease is attributable to the settlement of a sexual harassment claim during the six months ended December 31, 2011 brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.6% and 3.4% for the three months ended December 31, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.9% and 3.1% for the three months ended December 31, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2012, prepaid rent credits available to offset future rent payments was approximately $50,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At December 31, 2012 the system had a net book value of approximately $24,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with certain gaming equipment and off-site storage units.  Total other casino expenses as a percentage of revenues were 0.9% and 1.4% for the three months ended December 31, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $133,746, as compared to $242,711 for the three months ended December 31, 2012 and 2011, respectively, a decrease of $(108,965), or (44.9)%.  The net decrease is primary attributable to financing costs incurred during October 2011 for common stock purchase warrants valued at $97,200 issued to the placement agent as commission for services performed in connection with our offering of 8% Convertible Debt securities completed in October 2011.  In addition, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Gain on asset disposals

During the three months ended December 31, 2012 we disposed and exchanged certain casino equipment with a remaining book value of $881.  We received proceeds of $1,200 and determined the value of the exchange to be $2,049.  The resulting $2,369 gain was recorded as a gain on asset disposals during the three months ended December 31, 2012.

Interest Expense

Net interest expense was $128,353 for the three months ended December 31, 2012 compared to $92,474 for the three months ended December 31, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized to interest expense over the two-year life of the debt.  During the three months ended December 31, 2012 and 2011, $45,688 and $26,833, respectively, of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized to interest expense over the two-year life of the debt.  During the three months ended December 31, 2012 and 2011, $51,350 and $31,792, respectively, of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Results of Operations – Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

We recognized a net loss attributable to common shareholders after $28,622 of dividends on our Series D preferred stock of $(409,150) ($(0.06) per share) for the six months ended December 31, 2012, compared to a net loss attributable to common shareholders after dividends of $28,622, of $(555,324) ($(0.08) per share) for the six months ended December 31, 2011.

Revenues

Casino revenues for the six months ended December 31, 2012 were $2,605,061 compared to $2,633,587 for the six months ended December 31, 2011, a decrease of $(28,526) or (1.1)%.  Total casino revenues for the Bull Durham were $1,638,052 and $1,636,029 for the six months ended December 31, 2012 and 2011, respectively, a slight increase of $2,023 or 0.1%.  Total casino revenues for Doc Holliday were $967,009 and $997,558 for the six months ended December 31, 2012 and 2011, respectively, a decrease of $(30,549) or (3.1)%.  Total casino coin-in was down (6.8)% for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  We also experienced a decrease of (0.42)% in our hold percentage for the six months ended December 31, 2012 compared to the six months ended December 31.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $36,991 from $87,145 to $124,136, for the six months ended December 31, 2011 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the six months ended December 31, 2012 and 2011.  The following table summarizes such expenses for comparison and discussion purposes:

	For the six months ended
	December 31, 2012	December 31, 2011	$ Change	% Change
Labor & Benefits	$940,076	$955,694	$(15,618)	-1.6%
Marketing & Advertising	563,880	629,994	(66,114)	-10.5%
Depreciation & Amortization	176,245	169,403	6,842	4.0%
Food & Beverage	144,938	156,425	(11,487)	-7.3%
Repair, Maintenance & Supplies	155,562	124,702	30,860	24.7%
Device fees	204,806	210,445	(5,639)	-2.7%

Professional fees	23,400	73,400	(50,000)	-68.1%
Insurance, Taxes & Licenses	94,134	92,324	1,810	2.0%
Utilities & Telephone	72,901	82,977	(10,076)	-12.1%
Occupancy	117,644	117,644	-	0.0%
Other casino expenses	28,610	28,375	235	0.8%
	$2,522,196	$2,641,383	$(119,187)	-4.5%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The (1.6)% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity, particularly at the Doc Holliday Casino that realized a decrease in total labor and benefits of (7.0)%.  Total labor and benefits costs as a percentage of casino revenues decreased from 36.1% to 36.3% for the six months ended December 31, 2012 and 2011, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The $(66,114) decrease is primarily attributed to decreases in our monthly customer mailings and other promotional materials and supplies.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year increase of $6,842 is primarily attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.6% and 5.9% for the six months ended December 31, 2012 and 2011, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  It also includes costs associated with gaming machine leasing plans with suppliers of the Doc Holliday Casino to provide certain gaming equipment with payments dependent upon the machine’s activity, which was the primary driver of the increased costs in this category.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 6.0% and 4.7% for the six months ended December 31, 2012 and 2011.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The year-over-year decrease is attributable to the settlement of a sexual harassment claim during the six months ended December 31, 2011 brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.6% and 3.5% for the six months ended December 31, 2012 and 2011, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.8% and 3.2% for the six months ended December 31, 2012 and 2011, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of December 31, 2012, prepaid rent credits available to offset future rent payments was approximately $50,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At June 30,

2012 the system had a net book value of approximately $24,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with certain gaming equipment and off-site storage units.  Total other casino expenses as a percentage of revenues were 1.1% for each of the six months ended December 31, 2012 and 2011, respectively.

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

Total operating, general, and administrative costs were $179,824, as compared to $307,499 for the six months ended December 31, 2012 and 2011, respectively, a decrease of $(127,675), or (41.5)%.  The net decrease is primary attributable to financing costs incurred during October 2011 for common stock purchase warrants valued at $97,200 issued to the placement agent as commission for services performed in connection with our offering of 8% Convertible Debt securities completed in October 2011.  In addition, during the quarter ended December 31, 2011 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Gain (loss) on asset disposals

During the six months ended December 31, 2012 we disposed and exchanged certain casino equipment with a remaining book value of $881.  We received proceeds of $1,200 and determined the value of the exchange to be $2,049.  The resulting $2,369 gain was recorded as a gain on asset disposals during the six months ended December 31, 2012.

During the six months ended December 31, 2011 we disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the six months ended December 31, 2011.

Interest Expense

Net interest expense was $257,469 for the six months ended December 31, 2012 compared to $118,583 for the six months ended December 31, 2011, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized to interest expense over the two-year life of the debt.  During the six months ended December 31, 2012 and 2011, $91,375 and $26,833, respectively, of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized to interest expense over the two-year life of the debt.  During the six months ended December 31, 2012 and 2011, $102,700 and $31,792, respectively, of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For each of the six months ended December 31, 2012 and 2011, dividends of $28,622 were declared on the Series D Preferred Stock.  Dividends declared on December 31, 2012 were paid as of December 31, 2012.  Dividends declared on December 31, 2011 were subsequently paid in January 2012.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of December 31, 2012, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

Effective October 11, 2012, the Company and the participants consummated an Amended and Restated Allonge and Loan Participation Agreement.  The amended agreement provided for an additional $55,000 of borrowing from the primary participant, which amount was added to the existing loan participation interest.  At the time the amendment was consummated the balances and participating interests in the Note were as follows:

	Amount	% Interest
Global Casinos, Inc.	$482,138	66.91%
Primary participant	227,834	31.62%
Pete Bloomquist - Director	10,538	1.47%
Balance of Note	$720,510	100.00%

As consideration for the additional funding, the participant received common stock purchase warrants exercisable for five years to acquire up to 60,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The estimated fair value of the warrants issued was $42,500 and is included in general and administrative expenses as a non-cash financing charge, and was determined using the following assumptions:

Expected volatility

121%

Contractual term

5 years

Risk free interest rate

0.65%

Expected dividend rate

0%

The amended agreement also extended the maturity dates of the participants’ interests to December 31, 2015, and established a 13% interest rate on the participation obligations.

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

On November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At December 31, 2012 the balance of the Note was $313,214.

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.  As of December 31, 2012 the balance of the Note was $149,546.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in the consolidated statements of operations for the three and six months ended December 31, 2012.

At December 31, 2012, the Company had cash and cash equivalents of $397,192, which is primarily utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at December 31, 2012 were in excess of funds required by gaming regulations.

Our working capital deficit decreased by $178,120 to a working capital deficit of $(674,529) at December 31, 2012 from a working capital deficit of $(852,649) at June 30, 2012.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, and the short-term portion of our loan participation obligations.  While our cash flows generated from operations have been sufficient to service the monthly installments on our mortgage debt, it has not been sufficient to meet the balloon payment obligations as they mature.

Cash provided by operating activities was $99,470 for the six months ended December 31, 2012.  For the three months ended December 31, 2011, $(184,001) was used in operating activities, and primarily reflects the greater loss incurred during the six months ended December 31, 2011 over the same period ended December 31, 2012.

Cash used in investing activities was $(16,837) for the three months ended December 31, 2012, and represents purchases of improvements and gaming assets net of $1,200 in proceeds realized on the sale of gaming equipment.  For the six months ended December 31, 2011 a total of $13,091 was used and represents purchases of gaming assets.

Cash used in investing activities was $(177,640) for the six months ended December 31, 2012, and generally represents payments on our debt and loan participation obligations, as well as dividend payments on our Series D Preferred stock.  In addition, we received $55,000 of additional funding associated with our loan participation obligation as discussed above.  For the six months ended December 31, 2011 cash provided from financing activities was $556,685, and generally represents proceeds from the sale of 8% Convertible debt, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

For the year ended June 30, 2013 and depending upon available capital resources, we expect to acquire gaming equipment and other capital items up to approximately $100,000, primarily to continue our efforts to upgrade and purchase new slot machines and leasehold improvements at the Doc Holliday Casino designed to improve the customer experience.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  Dividends declared on June 30, 2012 and 2011 in the amount of $14,156 for each period were paid in July 2012 and 2011.  Dividends declared on September 30, 2012 and 2011 in the amount of $14,311 for each year were paid in October 2012 and 2011.  Dividends declared on December 31, 2012 in the amount of $14,311 were paid in December 2012, while dividends declared on December 31, 2011 in the amount of $14,311 were paid in January 2012.

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

During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   The Debentures will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of September 30, 2012 a total of $10,342 of interest has been accrued on these notes.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.  Then, on October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to December 31, 2011, a material adjustment was necessary to management’s prepared financial statements, and the requirement for this adjustment was identified as a material weakness during the quarter ended December 31, 2011.  In addition, due to incorrect interpretation of the placement agent agreement associated with the private offerings of 8% Convertible Debt completed in October 2011 and February 2012, we determined the agent was due additional Class A warrants in excess of our initial calculations.  This error resulted in the restatement of our financial results for the quarters ended December 31, 2011 and March 31, 2012, as well as the year ended June 30, 2012.  This error was identified as a material weakness during the quarter ended December 31, 2012.

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

GLOBAL CASINOS, INC.

Date: February 19, 2013	By __/s/ Clifford L Neuman__________
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: February 19, 2013	By: _/s/ Todd Huss _____________
Todd Huss, Chief Financial Officer