Form 10-Q
period 2013-03-31
GLOBAL CASINOS INC
filed 2013-05-20
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

As of May 13, 2013, the Registrant had 7,161,978 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Global Casinos, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 (unaudited) and June 30, 2012, and its results of operations for the nine month periods ended March 31, 2013 and 2012 (unaudited), its statements of stockholders’ equity for the period July 1, 2011 through March 31, 2013 (unaudited), and its cash flows for the nine month periods ended March 31, 2013 and 2012 (unaudited).  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 463,258	$ 492,199
Accrued gaming income	113,549	234,883
Inventory	23,023	24,481
Prepaid expenses and other current assets	82,341	51,835
Total current assets	682,171	803,398

Note receivable, West Paces Ferry Healthcare REIT	500,000	500,000

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,138,220	4,138,220
Equipment	3,270,245	3,266,252
Total land, building and improvements, and equipment	7,926,415	7,922,422
Accumulated depreciation	(5,625,125)	(5,379,369)
Land, building and improvements, and equipment, net	2,301,290	2,543,053

Goodwill	-	-

Total assets	$ 3,483,461	$ 3,846,451

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these unaudited financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2013	June 30, 2012
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 172,361	$ 94,002
Accounts payable, related parties	4,083	12,641
Accrued expenses	402,654	279,351
Accrued interest	108,651	64,817
Other current liabilities	111,091	125,147
Joint venture obligation	23,605	23,605
Current portion of long-term debt	547,338	861,999
Current portion of loan participation obligations	46,827	194,485
Current portion of convertible debt, 2013 5%	50,000	-
Current portion of convertible debt, 2013 8%, net of discount of $235,520 and $-0-	614,480	-
Total current liabilities	2,081,090	1,656,047
Long-term debt, less current portion	-	-
Loan participation obligations, less current portion	173,752	-
Convertible debt, less current portion, 2013 5%	-	120,000
Convertible debt, 2013 8%, less current portion, net of discount of $-0- and $526,633	-	323,367
Total liabilities	2,254,842	2,099,414
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting,2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000

Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-

Series C - 7% cumulative, convertible, $1.20 stated value, voting 600,000 shares authorized, no shares issued and outstanding	-	-

Series D - 8% cumulative, convertible, $1.00 stated value, non-voting 1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000

Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding	-	-

Common stock - $0.05 par value; 50,000,000 shares authorized; 7,161,978 and 6,851,488 shares issued and outstanding	358,100	342,575

Additional paid-in capital	15,215,533	15,110,935
Accumulated deficit	(15,446,014)	(14,807,473)
Total equity	1,228,619	1,747,037
Total liabilities and stockholders' equity	$ 3,483,461	$ 3,846,451

See accompanying notes to these unaudited financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2013 and 2012
(unaudited)

	2013	2012

Revenues:
Casino	$ 1,246,663	$ 1,332,590
Promotional allowances	(66,627)	(65,765)
Net Revenues	1,180,036	1,266,825

Expenses:
Casino operations	1,248,291	1,288,857
Operating, general, and administrative	23,632	56,853
Gain on asset disposals	-	-

	1,271,923	1,345,710

Income (loss) from operations	(91,887)	(78,885)

Other income (expense):
Interest	(123,504)	(133,678)
Settlement of debt	-	-
Loss before provision for income taxes	(215,391)	(212,563)
Provision for income taxes	-	-

Net loss	(215,391)	(212,563)

Series D Preferred dividends	(14,000)	(14,156)
Net loss attributable to common shareholders	$ (229,391)	$ (226,719)

Loss per common share:
Basic and diluted	$ (0.03)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	7,161,978	6,826,444

See accompanying notes to these unaudited financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended March 31, 2013 and 2012
(unaudited)

	2013	2012

Revenues:
Casino	$ 3,851,724	$ 3,966,177
Promotional allowances	(190,763)	(152,910)
Net Revenues	3,660,961	3,813,267

Expenses:
Casino operations	3,770,487	3,930,240
Operating, general, and administrative	203,456	364,352
(Gain) loss on asset disposals	(2,369)	5,679
	3,971,574	4,300,271

Income (loss) from operations	(310,613)	(487,004)

Other income (expense):
Interest	(380,973)	(252,261)
Settlement of debt	95,667	-
Loss before provision for income taxes	(595,919)	(739,265)
Provision for income taxes	-	-

Net loss	(595,919)	(739,265)

Series D Preferred dividends	(42,622)	(42,778)
Net loss attributable to common shareholders	$ (638,541)	$ (782,043)

Loss per common share:
Basic and diluted	$ (0.09)	$ (0.11)

Weighted average shares outstanding:
Basic and diluted	7,061,615	6,807,739

See accompanying notes to these unaudited financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2011 through March 31, 2013

	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$ 700,000	6,798,488	$339,925	$ 14,203,225	$ (13,905,269)	$ 1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							475,800		475,800
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(845,271)	(845,271)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$ 342,575	$ 15,110,935	$ (14,807,473)	$ 1,747,037
Common stock issued upon conversion of 5% Notes					310,490	15,525	62,098		77,623
Common stock purchase warrants issued in connection with loan participation obligation							42,500		42,500
Series D Preferred dividends								(42,622)	(42,622)
Net loss								(595,919)	(595,919)
Balance as of March 31, 2013 (unaudited)	200,500	$ 401,000	700,000	$ 700,000	7,161,978	$ 358,100	$ 15,215,533	$ (15,446,014)	$ 1,228,619

See accompanying notes to these unaudited financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2013 and 2012
(unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (595,919)	$ (739,265)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	552,081	405,021
Warrants issued to loan participant for financing fee	42,500	-
Warrants issued to convertible debt placement agent	-	110,300
Loan participation fees paid with common stock	-	23,760
(Gain) loss on disposals of fixed assets	(2,368)	5,679
Gain on settlement of debt	(95,667)	-
Changes in operating assets and liabilities
Accrued gaming income	121,334	47,512
Inventories	1,458	(1,959)
Other current assets	(30,506)	(19,291)
Accounts payable and accrued expenses	193,260	12,539
Joint venture obligation	-	(2,145)
Accrued interest	51,457	28,677
Other current liabilities	(14,056)	65,916
Net cash provided by operating activities	223,574	(63,256)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of building improvements and equipment	(18,037)	(119,331)
Proceeds from sale of fixed assets	1,200	-
Net cash used in investing activities	(16,837)	(119,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	-	850,000
Principal payments on long-term debt	(218,994)	(128,640)
Proceeds upon issuance of loan participation	55,000	-
Payments on loan participation obligations	(28,906)	(22,753)
Payment of Series D preferred stock dividends	(42,778)	(42,778)
Net cash used in financing activities	(235,678)	655,829
Net increase in cash	(28,941)	473,242
Cash at beginning of period	492,199	531,208
Cash at end of period	$ 463,258	$ 1,004,450

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these unaudited financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2013 and 2012
(unaudited)
2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 64,798	$ 70,988
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued and unpaid dividends on Series D preferred stock	$ 14,000	$ 14,311
Conversion of 5% Notes and accrued interest	$ 77,622	$ -
Allocation of fair value of warrants to convertible debt	$ -	$ 365,500
Allocation of beneficial conversion feature to convertible debt	$ -	$ 410,800

See accompanying notes to these unaudited financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

As of March 31, 2013, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses primarily attributable to the Doc Holliday Casino operations since its purchase in 2008, and has working capital and shareholders’ deficits at March 31, 2013, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans addressing the going concern are discussed in Note 15 – Definitive Agreements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At March 31, 2013, the Company had no cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

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

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited.  However, this process does not always occur at the end of the last business day of the month.  Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At March 31, 2013 and June 30, 2012, $113,549 and $234,883 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the nine months ended March 31, 2013 and 2012 was $260,968 and $252,392, respectively.

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

As of March 31, 2013 and June 30, 2012, all the goodwill resulting from the acquisition of the Doc Holliday Casino in March 2008, was deemed impaired.

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

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising costs were $13 and $270 for the nine months ended March 31, 2013 and 2012, respectively.

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

Potentially dilutive shares of 4,555,000 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2013, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent stock purchase warrants and shares issuable upon conversion of debt and preferred stock.  Potentially dilutive shares of 4,970,000 were not included in the calculations of diluted earnings per share for the three and nine months ended March 31, 2012, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of debt and preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the three and nine months ended March 31, 2013 and 2012, there were no differences between reported net income and comprehensive income.

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

Recent Pronouncements

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

On March 13, 2013 the Note was assumed by West Paces Ferry Healthcare REIT, Inc., a Georgia corporation (“West Paces”).  All rights and obligations under the Note were assumed by West Paces.   Further discussion of this transaction is included in Note 15 “Definitive Agreements.”

At March 31, 2013 a total of $19,298 representing unpaid accrued interest on the Note is included in other current assets.  Subsequent to March 31, 2013 the Company received $13,048 representing partial payment of the interest due on the Note.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of March 31, 2013 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

4.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of March 31, 2013	$ -

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

On March 22, 2010 the Company consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement extended the maturity date to April 1, 2013, established an interest rate of 8% per annum, and requires monthly principal and interest payments of $1,911.  At March 31, 2013 the balance of the Note was $146,786.  As of the date of this report, the Note has not been paid or further modified and is considered to be in default.

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Additional annual pay downs of $50,000 due on or before December 31st, 2010, 2011 and 2012 would extend the maturity date one year from the pay down due date.  The Company made the $50,000 pay downs in 2010 and 2011, thereby extending the maturity date to December 31, 2012.  Effective November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At March 31, 2013 the balance of the Note was $302,619.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in the consolidated statements of operations for the three and nine months ended March 31, 2013.

At March 31, 2013, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 6, and convertible debt discussed in Note 7, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2013.	$ 302,619

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, maturing April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

146,786 97,933
Total notes payable and long-term debt	547,338
Less current portion	(547,338)
Long-term debt, net	$ -

6.     LOAN PARTICIPATION OBLIGATIONS

As discussed in Note 5: “Notes Payable and Long Term Debt,” on November 30, 2009 the Company consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  Then, and also on November 30, 2009 the Company executed a Loan Participation Agreement (“Agreement”) whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  The Company is considered the Loan Servicing Agent under the Agreement.  Monthly principal and interest payments began on January 1, 2010, and are based on a seven-year amortization at 12% annual interest.  The obligation matured on December 31, 2012.  In addition, the participant is entitled to an additional 1% per year in year one, 2% per year in year 2, and 3% in year 3, as well as additional loan participation fees on the first and second annual anniversaries of 50,000 shares of the Company’s common stock, provided that on each issue date there remains outstanding and unpaid any amount due and owing under the participant interest.  The first anniversary shares were issued in February 2011, at a value of $0.12 per share, the closing price of the Company’s common stock on November 30, 2010.  The second anniversary shares were issued in February 2012, at a value of $0.45 per share, the closing price of the Company’s common stock on November 30, 2011.

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

At March 31, 2013, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 31.6% interest in senior mortgage secured by real estate, monthly principal and interest payments of $5,800, due December 31, 2015.

$ 210,811
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265, due December 31, 2015.	9,768
Total loan participation obligations Less current portion	220,579 (46,827)

Loan participations, long-term	$ 173,752

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

Each unit consisted of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering was the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of March 31, 2013 none of the Notes have been converted.

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

The estimated fair value of the investor warrants issued from the sale of $703,500 of convertible notes on October 31, 2011 was $322,000, and was determined using the following assumptions:

Expected volatility

139%

Contractual term

3 years

Risk free interest rate

0.48%

Expected dividend rate

0%

The estimated fair value of the investor warrants issued from the sale of $146,500 of convertible notes on February 7, 2012 was $43,500, and was determined using the following assumptions:

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

For the three and nine months ended March 31, 2013, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature were $97,038 and $291,113, respectively.  For the three and nine months ended March 31, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature were $94,004 and $152,629, respectively.

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

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of March 31, 2013 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of March 31, 2013 there were no shares outstanding.

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

Dividends of $14,000 were declared on March 31, 2013.  All quarterly dividends previously declared had been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of March 31, 2013, no shares of Series E Convertible Preferred Stock were outstanding.

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

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At March 31, 2013 the total credit available to apply against future rent payments was approximately $51,000, and is included in prepaid expenses and other current assets at March 31, 2013.  Rent expense for each of the three months ended March 31, 2013 and 2012, net of applied monthly expense credits, was $58,822.  Rent expense for each of the nine months ended March 31, 2013 and 2012, net of applied monthly expense credits was $176,466.

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

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2013 the system had a net book value of approximately $24,000.

Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2013	$ 76,086
2014	304,344
2015	304,344
2016	25,362
Total	$710,136

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

At June 30, 2012, the Company had net operating loss carry forwards of approximately $7,031,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2016	$ 897,000
2017	518,000
2018	790,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029	30,000
2030	198,000
2031	327,000
2032	903,000
$7,031,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2012, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,390,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $307,000 from June 30, 2011 to June 30, 2012, and primarily results from the operating loss for the year ended June 30, 2012.

11.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Expired	-
Balance at June 30, 2012	135,000	$ 1.00
Granted	-
Exercised	-
Expired	135,000	$ 1.00
Balance at March 31, 2013	-

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

For the three and nine months ended March 31, 2013 and 2012, no options or warrants to purchase common stock were granted under the stock incentive plan, and as such we recorded no compensation expense under the requirements as discussed above.

12.     CONSULTING AGREEMENTS

The Company had no significant consulting agreements at March 31, 2013.

13.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the nine months ended March 31, 2013 and 2012, his billings to the Company totaled $62,118 and $73,301, respectively.  At March 31 and June 30 2012, amounts due to him were $1,358 and $7,891, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the nine months ended March 31, 2013 and 2012, his billings to the company for services were $26,000 and $24,750, respectively.  At March 31, 2013 and June 30, 2012, amounts due him were $2,725 and $4,750, respectively, and are included in accounts payable, related parties.

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

As of March 31, 2013 the further development of the two games had been suspended.  Through March 31, 2013, the Company had made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining

$23,605 obligation is recorded as a current liability pending the determination of any future activity of this joint venture.  As of March 31, 2013, GGT had no revenues.

15.     DEFINITIVE AGREEMENTS

Background

The Company previously announced that effective June 1, 2012, it entered into two material definitive agreements:

1) A Split-Off Agreement with Gemini Gaming, LLC (“Gemini”) to sell all of its gaming properties, interests and operations (the “Split-Off Agreement”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos: Bull Durham Casino and Doc Holliday Casino.

2) A Stock Purchase Agreement to acquire 100% of the outstanding equity securities of Georgia Healthcare REIT, Inc. (“Ga. REIT”) from its sole stockholder, Christopher Brogdon. (the “Ga REIT SPA”).

Consummation of the Split-Off Agreement and Ga REIT SPA was subject to numerous conditions precedent, including the approval of the Colorado Gaming Commission and the approval of the Split-Off by the shareholders of the Company.

Subsequent to the execution of the Split-Off Agreement and Ga REIT SPA, Ga REIT consummated the acquisition of a skilled nursing facility called the Middle Georgia Nursing Home located in Eastman, Georgia. (“Middle Georgia”)

In July 2012, the Company filed with the Securities Exchange Commission (“SEC”) its Information Statement on Schedule 14C (the “14C”) reflecting that it had obtained shareholder approval of the Split-Off Agreement by the written consent of the holders of a majority of its outstanding voting securities. At the time of filing the 14C, Ga REIT had only acquired Middle Georgia, but did not include any audited financial statements of the historical operator of Middle Georgia based on its analysis that such acquisition did not constitute a “business acquisition” within the meaning of Regulation S-X.   In response to the filing of the 14C, the Company was advised by the SEC staff that it took the view that Section 2340 of the Financial Reporting Manual required the inclusion of audited financial statements of any “significant lessee”; which in their view included the historical operator of Middle Georgia.

In response to the SEC position, Ga REIT undertook the audit of the financial statements of the historical operator of Middle Georgia.

However, concurrently with completing the audit of the Middle Georgia operator audit, Ga REIT consummated a second acquisition of a skilled nursing facility located in Scottsburg, Indiana (“Scottsburg”).  Noting the SEC position regarding the need to include audited financial statements of any significant lessee, Ga REIT began the task of auditing the financial statements of the historical operator of Scottsburg.  Notwithstanding diligent and protracted effort, Ga REIT has been unable to obtain the information necessary to complete an audit of the Scottsburg historical operator, and the process of completing the Split-Off and Ga REIT SPA has been thwarted.

Restructure of Material Agreements

Recognizing the obstacles in completing the Split-Off and Ga REIT SPA due to the inability to complete an audit of the Scottsburg historical operator, the Company and Brogdon agreed in principle to restructure their agreements to provide the following:

1) Brogdon would create a “Newco”, which he did under the name “West Paces Ferry Healthcare REIT, Inc. (“West Paces”);

2) Ga REIT would transfer all of its interest in Middle Georgia to West Paces in consideration of West Paces assuming Ga REIT’s obligation to repay the $500,000 note owed to the Company;

3) The Company would enter into a new stock purchase agreement with the shareholders of West Paces having identical provisions to the Ga REIT SPA;

4) The Company and Brogdon would agree to terminate the GA REIT SPA; and,

5) The Company and Gemini would amend the Split-Off Agreement to extend the closing date to December 31, 2013.

In accordance with the foregoing, the Company has entered into the following material agreements:

Termination Agreement with Ga REIT

This Agreement terminated the Ga REIT SPA and released all parties from any further liability thereunder.

Amendment No. 1 to Split-Off Agreement

This Amendment extends the termination date of the Split-Off Agreement to December 31, 2013.  It is the belief that this gives the parties sufficient time to satisfy the numerous conditions precedent to consummating the Split-Off.

Stock Purchase Agreement with West Paces

The West Paces SPA is identical in terms and conditions to the former Ga REIT SPA.

Consummation of the Split-Off and West Paces SPA continue to be subject to numerous conditions precedent, including the approvals of the Colorado Gaming Commission and the shareholders of the Company.  No prediction can be made when such conditions can be satisfied.

16.     SUBSEQUENT EVENTS

Effective May 2, 2013, the Company and Gemini Gaming, LLC, executed an Amended and Restated Split-Off Agreement, which supercedes the initial Split-Off Agreement and Amendment No. 1 thereto.

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

As of March 31, 2013, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

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

Definitive Agreements

Background

The Company previously announced that effective June 1, 2012, it entered into two material definitive agreements:

1) A Split-Off Agreement with Gemini Gaming, LLC (“Gemini”) to sell all of its gaming properties,

interests and operations (the “Split-Off Agreement”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos: Bull Durham Casino and Doc Holliday Casino.

2) A Stock Purchase Agreement to acquire 100% of the outstanding equity securities of Georgia Healthcare REIT, Inc. (“Ga. REIT”) from its sole stockholder, Christopher Brogdon. (the “Ga REIT SPA”).

Consummation of the Split-Off Agreement and Ga REIT SPA was subject to numerous conditions precedent, including the approval of the Colorado Gaming Commission and the approval of the Split-Off by the shareholders of the Company.

Subsequent to the execution of the Split-Off Agreement and Ga REIT SPA, Ga REIT consummated the acquisition of a skilled nursing facility called the Middle Georgia Nursing Home located in Eastman, Georgia. (“Middle Georgia”)

In July 2012, the Company filed with the Securities Exchange Commission (“SEC”) its Information Statement on Schedule 14C (the “14C”) reflecting that it had obtained shareholder approval of the Split-Off Agreement by the written consent of the holders of a majority of its outstanding voting securities. At the time of filing the 14C, Ga REIT had only acquired Middle Georgia, but did not include any audited financial statements of the historical operator of Middle Georgia based on its analysis that such acquisition did not constitute a “business acquisition” within the meaning of Regulation S-X.   In response to the filing of the 14C, the Company was advised by the SEC staff that it took the view that Section 2340 of the Financial Reporting Manual required the inclusion of audited financial statements of any “significant lessee”; which in their view included the historical operator of Middle Georgia.

In response to the SEC position, Ga REIT undertook the audit of the financial statements of the historical operator of Middle Georgia.

However, concurrently with completing the audit of the Middle Georgia operator audit, Ga REIT consummated a second acquisition of a skilled nursing facility located in Scottsburg, Indiana (“Scottsburg”).  Noting the SEC position regarding the need to include audited financial statements of any significant lessee, Ga REIT began the task of auditing the financial statements of the historical operator of Scottsburg.  Notwithstanding diligent and protracted effort, Ga REIT has been unable to obtain the information necessary to complete an audit of the Scottsburg historical operator, and the process of completing the Split-Off and Ga REIT SPA has been thwarted.

Restructure of Material Agreements

Recognizing the obstacles in completing the Split-Off and Ga REIT SPA due to the inability to complete an audit of the Scottsburg historical operator, the Company and Brogdon agreed in principle to restructure their agreements to provide the following:

1) Brogdon would create a “Newco”, which he did under the name “West Paces Ferry Healthcare REIT, Inc. (“West Paces”);

2) Ga REIT would transfer all of its interest in Middle Georgia to West Paces in consideration of West Paces assuming Ga REIT’s obligation to repay the $500,000 note owed to the Company;

3) The Company would enter into a new stock purchase agreement with the shareholders of West Paces having identical provisions to the Ga REIT SPA;

4) The Company and Brogdon would agree to terminate the GA REIT SPA; and,

5) The Company and Gemini would amend the Split-Off Agreement to extend the closing date to December 31, 2013.

In accordance with the foregoing, the Company has entered into the following material agreements:

Termination Agreement with Ga REIT

This Agreement terminated the Ga REIT SPA and released all parties from any further liability thereunder.

Amendment No. 1 to Split-Off Agreement

This Amendment extends the termination date of the Split-Off Agreement to December 31, 2013.  It is the belief that this gives the parties sufficient time to satisfy the numerous conditions precedent to consummating the Split-Off.

Stock Purchase Agreement with West Paces

The West Paces SPA is identical in terms and conditions to the former Ga REIT SPA.

Effective May 2, 2013, the Company and Gemini Gaming, LLC, executed an Amended and Restated Split-Off Agreement, which supercedes the initial Split-Off Agreement and Amendment No. 1 thereto.

Consummation of the Split-Off and West Paces SPA continue to be subject to numerous conditions precedent, including the approvals of the Colorado Gaming Commission and the shareholders of the Company.  No prediction can be made when such conditions can be satisfied.

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We recognized a net loss attributable to common shareholders after $14,000 of dividends on our Series D preferred stock of $(229,391) ($(0.03) per share) for the three months ended March 31, 2013, compared to a net loss attributable to common shareholders after dividends of $14,156, of $(226,719) ($(0.03) per share) for the three months ended March 31, 2012.

Revenues

Casino revenues for the three months ended March 31, 2013 were $1,246,663 compared to $1,332,590 for the three months ended March 31, 2012, a decrease of $(85,927) or (6.4)%.  Total casino revenues for the Bull Durham were $878,492 and $867,792 for the three months ended March 31, 2013 and 2012, respectively, an increase of $10,700 or 1.2%.  Total casino revenues for Doc Holliday were $368,171 and $464,798 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $(96,627) or (20.8)%.  Total casino coin-in was down 11.9% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  However, we experienced an increase of 0.43% in our hold percentage for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $862 from $65,765 to $66,627, for the three months ended March 31, 2012 and 2013, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the three months ended March 31, 2013 and 2012.  The following table summarizes such expenses for comparison and discussion purposes:

	For the three months ended
	March 31, 2013	March 31, 2012	$ Change	% Change
Labor & Benefits	$464,684	$492,228	$(27,544)	-5.6%
Marketing & Advertising	257,166	298,108	(40,942)	-13.7%
Depreciation & Amortization	84,724	82,990	1,734	2.1%
Food & Beverage	62,342	74,247	(11,905)	-16.0%
Repair, Maintenance & Supplies	107,176	66,642	40,534	60.8%
Device fees	103,117	107,085	(3,968)	-3.7%
Professional fees	11,700	11,700	-	0.0%
Insurance, Taxes & Licenses	47,380	51,889	(4,509)	-8.7%
Utilities & Telephone	39,096	37,294	1,802	4.8%
Occupancy	58,822	58,822	-	0.0%
Other casino expenses	12,084	7,852	4,232	53.9%
	$1,248,291	$1,288,857	$(40,566)	-3.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The (5.6)% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity.  Total labor and benefits as a percentage of casino revenues increased from 36.9% to 37.3% for the three months ended March 31, 2012 and 2013, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The $(40,942) year-over-year decrease is primarily attributed to decreases in our monthly customer mailings and charter bus activities.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year increase of $1,734 is primarily attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.0% and 5.6% for the three months ended March 31, 2013 and 2012, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  It also includes costs associated with gaming machine leasing plans with suppliers of the Doc Holliday Casino to provide certain gaming equipment with payments dependent upon the machine’s activity, which was the primary driver of the increased costs in this category.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 8.6% and 5.0% for the three months ended March 31, 2013 and 2012.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.8% and 3.9% for the three months ended March 31, 2013 and 2012, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 3.1% and 2.8% for the three months ended March 31, 2013 and 2012, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2013, prepaid rent credits available to offset future rent payments was approximately $51,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2013 the system had a net book value of approximately $24,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with certain gaming equipment and off-site storage units.  Total other casino expenses as a percentage of revenues were 1.0% and 0.6% for the three months ended March 31, 2013 and 2012, respectively.

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

Total operating, general, and administrative costs were $23,632, as compared to $56,853 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $(33,221), or (58.4)%.  The net decrease is primary attributable to financing costs incurred during February 2012 for common stock purchase warrants valued at $13,100 issued to the selling agent as commission for services performed in connection with our offering of 8% Convertible Debt securities completed in February 2012.  In addition, the selling agent is entitled to a fee equal to 5% of the price of the securities sold, and as such we also paid the agent a total of $9,825.  Furthermore, we also realized a decrease in legal and accounting fees of approximately $8,800 for the three months ended March 31, 2013 as compared to the same 2012 period primarily the result of additional legal and accounting services associated with the debt securities offerings during 2012.

Interest Expense

Net interest expense was $123,504 for the three months ended March 31, 2013 compared to $133,678 for the three months ended March 31, 2012, and includes regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized to interest expense over the two-year life of the debt.  During the three months ended March 31, 2013 and 2012, $45,688 and $43,875, respectively, of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized to interest expense over the two-year life of the debt.  During the three months ended March 31, 2013 and 2012, $51,350 and $50,129, respectively, of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Results of Operations – Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

We recognized a net loss attributable to common shareholders after $42,622 of dividends on our Series D preferred stock of $(638,541) ($(0.09) per share) for the nine months ended March 31,

2013, compared to a net loss attributable to common shareholders after dividends of $42,778, of $(782,043) ($(0.11) per share) for the nine months ended March 31, 2012.

Revenues

Casino revenues for the nine months ended March 31, 2013 were $3,851,724 compared to $3,966,177 for the nine months ended March 31, 2012, a decrease of $(114,453) or (2.9)%.  Total casino revenues for the Bull Durham were $2,516,544 and $2,503,821 for the nine months ended March 31, 2013 and 2012, respectively, a slight decrease of $12,723 or 0.5%.  Total casino revenues for Doc Holliday were $1,335,180 and $1,462,356 for the nine months ended March 31, 2013 and 2012, respectively, a decrease of $(127,176) or (8.7)%.  Total casino coin-in was down (8.5)% for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The decline in casino coin-in was partially offset by an increase of 0.42% in our hold percentage for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $37,853 from $152,910 to $190,763, for the nine months ended March 31, 2013 and 2012, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino and the Doc Holliday Casino for the nine months ended March 31, 2013 and 2012.  The following table summarizes such expenses for comparison and discussion purposes:

	For the nine months ended
	March 31, 2013	March 31, 2012	$ Change	% Change
Labor & Benefits	$1,405,121	$1,447,920	$(42,799)	-3.0%
Marketing & Advertising	821,051	930,914	(109,863)	-11.8%
Depreciation & Amortization	260,968	252,392	8,576	3.4%
Food & Beverage	207,280	230,672	(23,392)	-10.1%
Repair, Maintenance & Supplies	272,740	191,445	81,295	42.5%
Device fees	307,924	317,529	(9,605)	-3.0%
Professional fees	35,100	85,100	(50,000)	-58.8%
Insurance, Taxes & Licenses	141,512	144,220	(2,708)	-1.9%
Utilities & Telephone	111,997	120,270	(8,273)	-6.9%
Occupancy	176,466	176,466	-	0.0%
Other casino expenses	30,328	33,312	(2,984)	-9.0%
	$3,770,487	$3,930,240	$(159,753)	-4.1%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casinos, payroll taxes, as well as costs associated with the casinos’ employee benefit and health insurance plans.  The (3.0)% decrease is primarily attributable to adjustments to casino labor based on casino gaming activity, particularly at the Doc Holliday Casino that realized a decrease in total labor and benefits of (5.8)%.  Total labor and benefits as a percentage of casino revenues was 36.5% for the each of the nine months ended March 31, 2013 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casinos, and programs designed to foster customer loyalty.  The $(109,863) year-over-year decrease is primarily attributed to decreases in our monthly customer mailings and charter bus activities.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year increase of $8,576 is primarily attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.4% and 5.8% for the nine months ended March 31, 2013 and 2012, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain the quality of our slot machines.  It also includes costs associated with gaming machine leasing plans with suppliers of the Doc Holliday Casino to provide certain gaming equipment with payments dependent upon the machine’s activity, which was the primary driver of the increased costs in this category.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 7.1% and 4.8% for the nine months ended March 31, 2013 and 2012.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, accounting and auditing services, and the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).  The year-over-year decrease is attributable to the settlement of a sexual harassment claim during the nine months ended March 31, 2012 brought by certain former employees of the Doc Holliday Casino.

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 3.7% and 3.6% for the nine months ended March 31, 2013 and 2012, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.9% and 3.0% for the nine months ended March 31, 2013 and 2012, respectively.

Occupancy: Includes lease costs of the Doc Holliday Casino, which leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the Casino pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of March 31, 2013, prepaid rent credits available to offset future rent payments was approximately $51,000 and are recorded as prepaid expenses and other current assets.  The difference between the amount recorded as occupancy expense and the scheduled rent payments is due to the amortization of available prepaid rent credits resulting from certain prior payments of building expenses as discussed above.

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

On December 31, 2010 the landlord of the Doc Holliday Casino property agreed to further amend the lease agreement.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is being amortized to rent expense over the remaining life of the lease.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remain in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  At March 31, 2013 the system had a net book value of approximately $24,000.  Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to for 2011 with the landlord’s acquiescence but without a formal extension agreement.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and lease costs associated with certain gaming equipment and off-site storage units.  Total other casino expenses as a percentage of revenues were 0.8% for each of the nine months ended March 31, 2013 and 2012, respectively.

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

Total operating, general, and administrative costs were $203,456, as compared to $364,652 for the nine months ended March 31, 2013 and 2012, respectively, a decrease of $(160,896), or (44.2)%.  The net decrease is primary attributable to financing costs incurred during October 2011 and February 2012 for common stock purchase warrants valued at $110,300 issued to the placement agent as commission for services performed in connection with our offering of 8% Convertible Debt securities completed in October 2011 and February 2012.  In addition, during the nine months ended March 31, 2012 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.

Gain (loss) on asset disposals

During the nine months ended March 31, 2013 we disposed and exchanged certain casino equipment with a remaining book value of $881.  We received proceeds of $1,200 and determined the value of the exchange to be $2,049.  The resulting $2,369 gain was recorded as a gain on asset disposals during the nine months ended March 31, 2013.

During the nine months ended March 31, 2012 we disposed certain casino equipment with a remaining book value of $5,679.  There were no proceeds received regarding these disposals.  The resulting $5,679 loss was recorded as a loss on asset disposals during the nine months ended March 31, 2012.

Interest Expense

Net interest expense was $380,973 for the nine months ended March 31, 2013 compared to $252,261 for the nine months ended March 31, 2012, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, certain debt incurred to facilitate the acquisition of the Doc Holliday Casino in March 2008, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized to interest expense over the two-year life of the debt.  During the nine months ended March 31, 2013 and 2012, $137,063 and $70,708, respectively, of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized to interest expense over the two-year life of the debt.  During the nine months ended March 31, 2013 and 2012, $154,050 and $81,921, respectively, of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the nine months ended March 31, 2012 and 2011, dividends of $46,622 and $42,778 were declared on the Series D Preferred Stock.  Dividends declared on March 31, 2013 were subsequently paid in April 2013.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of March 31, 2013, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at one of the Company’s operating subsidiaries, Bull Durham, has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  Cash flows from our other operating subsidiary, Doc Holliday, have not been sufficient to fund its operations and necessary capital improvements.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

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

On November 30, 2009 we consummated a Loan Document Purchase and Assignment Agreement with the holder of the senior mortgage of the Bull Durham Casino in which the Company obtained all of the rights, title and interest in and to the Note and Loan Agreement.  The total amount of consideration paid to the holder was $730,710 which included principal of $721,021, interest accrued to the purchase date of $5,689, and a fee of $4,000 to cover legal and administrative costs of the holder.  Also on November 30, 2009 we executed a Loan Participation Agreement whereby the Company assigned to an unaffiliated third party an undivided 34.7% interest in the Note for total consideration of $250,000 and a loan participation fee of 50,000 shares of the Company’s common stock valued at $0.38 per share.  And on December 30, 2009 the Company executed a Loan Participation Agreement whereby the Company assigned to a director an undivided 2.08% interest in the Note for total consideration of $15,000 and a loan participation fee of 3,000 shares of the Company’s common stock valued at $0.39 per share.  The remaining undivided 63.22% interest in the Note was owned by the Company and is eliminated in consolidation as the debtor is a wholly owned operating subsidiary.  The Note has not been modified and continues to be in technical default.

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

On November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At March 31, 2013 the balance of the Note was $302,619.

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.  As of March 31, 2013 the balance of the Note was $146,786.  As of the date of this report, the Note has not been paid or further modified and is considered to be in default.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in the consolidated statements of operations for the three and nine months ended March 31, 2013.

At March 31, 2013 the Company had cash and cash equivalents of $463,258, which is primarily utilized in our casino operations.  Pursuant to state gaming regulations, the casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at March 31, 2013 were in excess of funds required by gaming regulations.

Our working capital deficit increased by $546,270 to a working capital deficit of $(1,398,919) at March 31, 2013 from a working capital deficit of $(852,649) at June 30, 2012.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, the 8% convertible debt maturing in October 2013 and February 2014, the 5% convertible debt maturing in July and August 2013, and the short-term portion of our loan participation obligations.

Cash provided by operating activities was $223,574 for the nine months ended March 31, 2013.  For the nine months ended March 31, 2012, $(63,256) was used in operating activities, and primarily reflects the greater loss incurred during the nine months ended March 31, 2012 over the same period ended March 31, 2013.

Cash used in investing activities was $(16,837) for the nine months ended March 31, 2013, and represents purchases of improvements and gaming assets net of $1,200 in proceeds realized on the sale of gaming equipment.  For the nine months ended March 31, 2012 a total of $(119,331) was used and represents purchases of gaming assets.

Cash used in financing activities was $(235,678) for the nine months ended March 31, 2013, and generally represents payments on our debt and loan participation obligations, as well as dividend payments on our Series D Preferred stock.  In addition, we received $55,000 of additional funding associated with our loan participation obligation as discussed above.  For the nine months ended March 31, 2012 cash provided from financing activities was $655,829, and generally represents proceeds from the sale of 8% Convertible debt, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

Due to capital constraints, we have no plans to acquire additional gaming equipment for the year ended June 30, 2013.  We intend to continue to focus on upgrading our current gaming equipment, as well as work with our equipment suppliers to provide new equipment with limited cash outlays.  However, should those capital restraints ease we will reassess our gaming equipment plans.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  Dividends of $14,000 declared on March 31, 2013 were subsequently paid in April 2013 and are included in accrued expenses on the accompanying consolidated balance sheet at March 31, 2013.  All other dividends declared have been paid.

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

During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   Any Debentures not converted will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of March 31, 2013 a total of $6,025 of interest has been accrued on these notes and is included in accrued interest on the accompanying consolidated balance sheet.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.  Then, on October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

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

b.  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Due to incorrect interpretation of the placement agent agreement associated with the private offerings of 8% Convertible Debt completed in October 2011 and February 2012, we determined the agent was due additional Class A warrants in excess of our initial calculations.  This error resulted in the restatement of our financial results for the quarters ended December 31, 2011 and March 31, 2012, as well as the year ended June 30, 2012.  This error was identified as a material weakness during the quarter ended December 31, 2012.

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

GLOBAL CASINOS, INC.

Date: May 20, 2013	By /s/ Clifford L. Neuman
Clifford L. Neuman President

GLOBAL CASINOS, INC.

Date: May 20, 2013	By: /s/ Todd Huss
Todd Huss, Chief Financial Officer