Form 10-K
period 2013-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2013-10-15
CIK 727346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-15415

             GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.
 (Exact name of Registrant as specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

     3050 Peachtree Road,  Suite 355,  Atlanta Georgia  30305
(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number: (404) 549-4293

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $3,744,593.

The number of shares outstanding of the registrant’s common stock, as of October 9, 2013 is 10,365,553.

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

As of June 30, 2013, Global had two casino subsidiaries: one which owns and operates the Bull Durham Saloon & Casino ("Bull Durham") located in Black Hawk, Colorado; and one which owns and operates the Doc Holliday Casino (“Doc Holliday”) located in Central City, Colorado.  Effective June 13, 2013, Global closed Doc Holliday Casino located in Central City, Colorado.  In addition, Global also has a 25% equity investment in an entity that owns certain gaming technology.  This investment is being accounted for under the equity method and has been fully impaired as of June 30, 2013.

Transition to a Real Estate Investment Trust

Effective June 1, 2012, the Company entered into a definitive Split-Off Agreement (“Split-Off Agreement”) with Gemini Gaming LLC (“Gemini”) to sell all of its gaming properties, interests and operations (the “Split-Off”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos: Bull Durham Casino and Doc Holliday Casino. Also effective June 1, 2012, the Company entered into a definitive Stock Purchase Agreement (“Stock Purchase Agreement”) with Christopher Brogdon to acquire all of the issued and outstanding equity securities of Georgia Healthcare REIT, Inc. (“Georgia REIT”) which, through a controlled subsidiary, owns real property in Eastman, Georgia that is operated as a skilled nursing home through a third-party operating lease.  The Split-Off and Stock Purchase Agreement were amended, as described below and the amended agreements were consummated effective September 30, 2013 as part of a planned transition of the Company from one engaged in the gaming industry to a healthcare REIT (the “Reorganization”).

Restructure of Material Agreements

Following the execution of the Split-Off and Georgia REIT Stock Purchase Agreements, audit issues arose that required that those agreements be modified.  As a result,  the Company and Brogdon agreed in principle to restructure their agreements to provide the following:

•

Brogdon would create a “Newco”, which he did under the name “West Paces Ferry Healthcare REIT, Inc. (“West Paces”) on March 13, 2013;

•

Georgia REIT would transfer all of its interest in Middle Georgia (an undivided 65% membership interest in Dodge NH, LLC) to West Paces in consideration of West Paces assuming Georgia REIT’s obligation to repay the $500,000 note owed to the Company, which was completed effective March 15, 2013;

•

The Company would enter into a new stock purchase agreement with the shareholders of West Paces having identical provisions to the Georgia REIT SPA, which was consummated effective April 13, 2013.

•

The Company and Brogdon would agree to terminate the GEORGIA REIT SPA, which was effective April 8, 2012; and

•

The Company and Gemini would amend the Split-Off Agreement to extend the closing date to December 31, 2013.

In accordance with the foregoing, the Company has entered into the following material agreements:

Termination Agreement with Georgia REIT

This Agreement, effective April 8, 2013, terminated the Georgia REIT SPA and released all parties from any further liability thereunder.

Amendment No. 1 to Split-Off Agreement

This Amendment extended the termination date of the Split-Off Agreement to December 31, 2013.  It is the belief that this gives the parties sufficient time to satisfy the numerous conditions precedent to consummating the Split-Off.

Stock Purchase Agreement with West Paces

The West Paces SPA is identical in terms and conditions to the former Georgia REIT SPA.

Amended and Restated Split-Off Agreement

Effective May 2, 2013, the Company and Gemini entered into an Amended and Restated Split-Off Agreement which supersedes the original Split-Off Agreement as well as the Amendment No. 1 thereto.  The Amended and Restated Split-Off Agreement includes revisions needed to clarify the recasting of the parties to the reorganization described above.

The modified Reorganization was approved by the written consent of the holders of a majority of the Company’s outstanding shares of common stock and was consummated on September 30, 2013.

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

Presently, the casino occupies approximately 7,400 square feet of space located at 110 Main Street in Black Hawk, Colorado.  Casinos U.S.A. owns the building in which the Bull Durham operates, subject to two tiers of deeds of trust securing a total of $1,253,088 in debt, as of June 30, 2013.

As of June 30, 2013, we operated 186 slot machines.  The Bull Durham does not operate any table games.

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

In March 2008, in order to provide some of the cash necessary to permit the Company to acquire Doc Holliday, Astraea Investment Management, LP, as Trustee (“Astraea”) consented to Casinos USA lending $550,000 to Global Casinos.  The loan is evidenced by an unsecured promissory note that was assigned to Astraea as further collateral for its mortgage notes.  As part of the arrangement, Casinos USA agreed to an increase in the interest rate applicable to the two Astraea mortgage notes to 12% per annum.  As part of Global Casino’s purchase of the Astraea mortgage note in December 2009, the intercompany note between Casinos USA and Global Casinos was reassigned to Casinos USA. The promissory note was due June 30, 2009, was outstanding at June 30, 2013, and eliminates in consolidation.

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

Doc Holliday Casino II, LLC

Background: On March 18, 2008 the Company completed its acquisition of substantially all the assets and certain liabilities of the Doc Holliday Casino through a newly created wholly-owned subsidiary Doc Holliday Casino II, LLC (“Doc Holliday”).  The operating results of Doc Holliday have been included in the consolidated financial statements since that date.  Doc Holliday was a limited stakes gaming establishment located in Central City, Colorado and is generally considered to be in the same market and gaming environment as the Bull Durham Saloon and Casino.

Operations: Doc Holliday is located approximately one hour from Denver, Colorado in the mountain town of Central City.  The Company operated Doc Holliday from March 2008 until it closed June 13, 2013 due to unprofitable operations. The Company will continue to be obligated to pay rent in the amount of $25,632 per month, plus other obligations under the triple-net lease, subject to adjustments, under the premises lease until July 2015, unless the facility can be relet to another tenant.

Regulation

The Bull Durham Casino operates as Class B Gaming Casinos, which limits each casino to four (4) gaming tables and fewer than two hundred fifty (250) slot machines.  Under limited stakes gaming regulations in Colorado, maximum wagers are limited to $100.00 per bet.

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

Competition

Competition in the gaming industry in the United States is intense. There are numerous competitors engaged in the same business as the Company, and the Company's operations also compete with other forms of gaming activities, such as Bingo, Lotto, table games, sports betting and pari-mutuel wagering.  Competition in Black Hawk, Colorado is particularly intense as competitors are in very close proximity to the Company's operations.  There are now 18 casinos operating in the Black Hawk market.  Additionally, there are 7 casinos, excluding our Doc Holliday Casino, located approximately one mile west in Central City.  The Bull Durham Casino in Black Hawk is relatively small in comparison to the other casinos in the market.  There are currently 7,878 slot machines in the Black Hawk market.  Based upon the number of slot machines in Black Hawk, the Bull Durham casino represents approximately 2% of the Black Hawk market.  Part of our strategy to stay competitive is by continually upgrading the casinos’ gaming devices to provide the most state-of-the-art gaming experience possible, and by providing personalized customer services designed to promote customer loyalty.  A direct mail marketing campaign was also developed that targets repeat customers as part of our efforts to maintain market share.

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

The Bull Durham operates with an on-site general manager whom, until its closure in June 2013, shared his duties with the Doc Holliday casino.  The Bull Durham currently employs 25 persons, including 23 that are considered full-time and 2 that are considered part-time.  The Doc Holliday casino employed 19 persons, including 15 that were considered full-time and 4 that were considered part-time.  The Company is not part of any collective bargaining agreement.  There have been no work stoppages and the Company believes its employee relations are good.

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

At the present time, both games are still under development and neither has been approved for use in any gaming jurisdiction.  As of June 30, 2013, the Company has made cash payments and advances to GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability.  The investment equal to the amount of cash advanced to GGT was written off in previous periods.  As such, no further losses have been recorded.  As of June 30, 2013, GGT has had no revenues.

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

Amended and Restated Split-Off Agreement

Effective May 2, 2013, the Company (as “Seller”), Global Split-Off, LLC, a Colorado limited liability company (“Split-Off Subsidiary”), and Gemini Gaming, LLC, a Colorado limited liability company (“Buyer”) entered into the Amended and Restated Split-Off Agreement (“Split-Off Agreement”) pursuant to which the Company agreed to transfer substantially all of its casino gaming properties, assets and operations (“Gaming Assets”) to Gemini Gaming, LLC (“Gemini”).  Gemini is owned and controlled by Clifford Neuman, the Company’s President and Director; Pete Bloomquist, a Director; and, Doug James, the general manager of the Bull Durham casino.

Gemini purchased the Gaming Assets in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets (“Gaming Debt”), plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $50,000 and further excluding approximately $500,000 in note receivable from West Paces (the “Purchase Price”).  The Purchase Price will be evidenced by a promissory note (“Purchase Money Note”) which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Purchase Money Note will be secured by a pledge of all of the outstanding equity securities of Gemini.

Concurrently with the Closing (as that term is defined within the Split-Off Agreement), the Company appointed Christopher Brogdon, Steven Bathgate and John Joseph Sheehan, Jr. to serve as members of the Board of Directors of Seller (“New Board”).  Immediately following such election, Clifford Neuman, Peter Bloomquist and A. Leonard Nacht resigned as directors and executive officers of the Company.  Immediately following the resignations of Messrs. Neuman, Bloomquist and Nacht, the New Board appointed Christopher Brogdon and Steven Bathgate as new executive officers to fill the vacancies created by such resignations (“New Management”).  Subsequently, Todd Huss resigned as Chief Financial Officer and was replaced by Philip Scarborough, and Mr. Bathgate resigned as Secretary and was replaced by Ryan Scates.

Following the Closing, except for the lease liability for the Doc Holliday facility in Central City (the “Doc Holliday Lease Liability”), the Company will have no liability for any debts, liabilities or obligations related to the gaming business. Gemini has assumed the Doc Holliday Lease Liability and has agreed to indemnify the Company from any liability therefore.

Pending Closing, the Company had extended working capital advances to Georgia REIT (“Georgia REIT Advances”), in the aggregate principal amount of $500,000 (the “REIT Note”).   The  REIT Note was secured by a pledge of 100% of the outstanding equity securities of Georgia REIT. $125,000 of the Georgia REIT Advances was used in connection with Georgia REIT consummation of its first acquisition of Middle Georgia Nursing Home, located in Eastman, Georgia, which closed on July 1, 2012.  Effective March 15, 2013, the REIT Note was assigned to and assumed by West Paces, and is secured by a pledge of all of the outstanding shares of equity securities of West Paces. The REIT Note will be eliminated on consolidation since the acquisition of West Paces.

Stock Purchase Agreement

Effective April 13, 2013, the Company, on the one hand, and Christopher Brogdon, Judi Schindler, Robert Lancaster and Philip Scarborough, on the other,(collectively Brogdon, Schindler, Lancaster and Scarborough shall be referred to as the “West Paces Shareholders”) entered into that certain Stock Purchase Agreement (“SPA”) whereby the West Paces Shareholders, as the owners of all of the issued and outstanding shares of the equity securities of West Paces shall sell to the Company all of the outstanding equity securities of West Paces,  subject to and in accordance with the terms and conditions of the Agreement.  The purchase price to be paid by the Company for West Paces will be the sum of $100.

Amended and Restated Articles of Incorporation

The filing of Amended and Restated Articles of Incorporation (“Amended Articles”) with the Utah Division of Corporations shall, among other things, effect the change of name of the Company to “Global Healthcare REIT, Inc.”.  In addition, we adopted provisions required to enable the Company to elect to be treated for tax purposes as a REIT, as more fully described elsewhere in this Information Statement.  The Amended Articles were filed with the Utah Secretary of State on September 30, 2013 and the name change became effective with FINRA on October 7, 2013.

REORGANIZATION INFORMATION

Background and Reasons for the Transaction

•

Global Casinos has owned and operated the Bull Durham Casino located in Blackhawk, Colorado since its inception.  In 2008, we acquired Doc Holliday Casino located in Central City, Colorado. The timing of our acquisition of Doc Holliday was unfortunate, since it came at the beginning of what would prove to be a significant and prolonged economic recession, which impacted the gaming and hospitality industries particularly harshly.

•

Due primarily to the macroeconomic impact of the Great Recession, our results of operations suffered significantly.  The operations of Doc Holliday were particularly dismal, which negatively impacted our overall performance.  The public market value of our common stock suffered commensurately.

•

During the period from 2009 to 2011, we explored numerous business combinations in the gaming industry in the Reno, Nevada market.  However, those potential targets had their own operational issues. The constriction of the credit markets made a complementary acquisition impractical.

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

•

In November 2011, the Company and Brogdon executed a non-binding confidential Reorganization Term Sheet (“Term Sheet”) that summarized the terms of the divestiture of the gaming interests in a leveraged management buy-out, the transition to becoming a REIT under the direction and control of Brogdon, and the terms of a private offering of securities.

•

Also in November 2011, Messrs. Neuman and Bloomquist met with the Colorado Division of Gaming (“Gaming") to discuss the Term Sheet and the regulatory issues inherent in the contemplated transaction.   Those regulatory issues became problematic.  There ensued numerous meetings between Messrs. Neuman and Bloomquist and Gaming over the next several months in an effort to develop a strategy that could be adopted to facilitate the transaction with Brogdon described in the Term Sheet.

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

•

In May 2012, Brogdon informed the Company that he had identified his first acquisition:  a nursing home located in Scottsburg, Indiana.  Terms of that acquisition are summarized elsewhere in this Information Statement.

•

Effective June 1, 2012, the parties completed the execution of the original Split-Off and Stock Purchase Agreements.

•

In an effort to consummate the Split-Off and Stock Purchase Agreements, the Company encountered insurmountable obstacles in completing required audits for its Information Statement on Schedule 14C.  As a result, in March 2013 the Company and the Brogdon parties agreed to restructure the transactions, and as a result undertook the following restructure efforts:

•

Effective March 12, 2013, Brogdon formed and organized a new entity: West Paces Ferry Healthcare REIT, Inc.  Then effective March 18, 2013, Georgia REIT conveyed to West Paces all of its interest (an undivided 65% membership interest) in Dodge NH, which owned the Middle Georgia skilled nursing facility, in consideration of (i) $100 and the assignment to and assumption by West Paces of the REIT Note owed to the Company in the principal amount of $500,000.

•

Effective April 8, 2013, the Company and Georgia REIT executed a Termination Agreement and Mutual Release terminating the Georgia REIT Stock Purchase Agreement.

•

Effective April 10, 2013, the Company and Gemini Gaming executed an Amendment No. 1 to Split-Off Agreement extending the termination date to December 31, 2013.

•

On April 11, 2013, the Company entered into a new Stock Purchase Agreement with the West Paces Shareholders to acquire 100% of the outstanding equity securities of West Paces, subject to several conditions.  The terms of the West Paces SPA are identical to the terms of the former Georgia REIT SPA.

•

On May 2, 2013,  the Company and Gemini Gaming entered into an Amended and Restated Split-Off Agreement to conform the terms of the Split-Off to the new entities formed in the transaction restructure.

Principal Terms of the Split-Off Agreement

The parties to the Split-Off Agreement are:

•

Global Casinos, Inc., which is disposing of its Gaming Assets and Gaming Debt;

•

Gemini Gaming, LLC, which was formed and organized by Clifford Neuman, the Company’s President and Director (40% owner); Pete Bloomquist, a Director (30% owner) and Doug James, the general manager of the Bull Durham Casino (30% owner).

The principal terms of the Split-Off will involve:

•

Global Casinos transferring the Gaming Assets and Gaming Debt to Gemini Gaming, LLC;

•

Concurrently, Global Casinos consummated the acquisition of West Paces pursuant to the Stock Purchase Agreement with the West Paces Shareholders, including Christopher Brogdon.

•

The Global Casinos Board of Directors was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Joseph Sheehan, Jr.; and the executive officers were changed to consist of Christopher Brogdon and Steven Bathgate.

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

•

Senior Mortgage Note of Casinos, USA held by Global Casinos.

Assets to be retained by Global Casinos (“Excluded Assets”) will include:

•

The REIT Note receivable evidencing all Georgia REIT Advances;

•

Shares and warrants of ImageDoc, Inc.; and

•

All shares of West Paces.

Gaming Debt to be assumed by Gemini Gaming will include:

•

All mortgage debt of Casinos USA (approximately $550,000);

•

All loan participation obligations (approximately $220,000);

•

Accounts payable and accrued liabilities (approximately $600,000);

•

Lease liability for the Doc Holliday Casino (approximately $900,000);

•

Outstanding Global advances to the casinos (approximately $350,000).

Debt that is excluded from Gaming Debt (“Excluded Debt”) that was retained by Global Casinos includes:

•

5% Convertible Notes payable in the aggregate principal amount of $50,000;

•

8% Convertible Notes payable in the aggregate principal amount of $850,000;

The aggregate $850,000 in 8% Convertible Notes were converted to equity automatically upon consummation of the Split-Off and West Paces Stock Purchase Agreement.

The Purchase Price for the Gaming Assets to be paid by Gemini Gaming consists of (i) the assumption of the Gaming Debt in the approximate aggregate amount of $1.5 million, plus (ii) an amount equal to the net tangible book value of Global Casinos as of the most recently completed fiscal quarter (“Global NTBV”) reduced by the Excluded Assets and increased by the Excluded Debt. The Gemini Gaming Purchase Money Note was in the principal amount of $962,373.  The Purchase Price will be evidenced by the Gemini Gaming Purchase Money Note which, together with interest at the rate of 4% per annum, will be payable in quarterly installments of principal and interest for a term of 20 years.  The Purchase Money Note is secured by a pledge of all outstanding shares of Gemini Gaming.

Principal Terms of the Stock Purchase Agreement:

The parties to the Stock Purchase Agreement are:

•

Global Casinos, Inc., as the Buyer; and, The West Paces Shareholders, as the Sellers.

The principal terms of the Stock Purchase Agreement are:

•

On the closing date, the West Paces Shareholders will assign to Global Casinos 100% of the issued and outstanding shares of equity securities of West Paces (the “West Paces Shares”); and

•

The Board of Directors and executive officers of Global Casinos will be changed as more fully described elsewhere in this Report.

The purchase price to be paid by Global Casinos for the West Paces Shares will consist of the sum of $100.

Change of Control

Our board of directors, which consisted of Clifford L. Neuman, Peter Bloomquist and A. Leonard Nacht, appointed Christopher Brogdon, Steven M. Bathgate and John Joseph Sheehan, Jr. to the board of directors of our Company, with Christopher Brogdon serving as Chairman of the Board. These appointments were made upon the concurrent closing of the Split-Off Agreement and Stock Purchase Agreement.   Mr. Neuman, who was our President and a director, and Mr. Bloomquist, who was our Secretary and a director and Mr. Huss, who was our Chief Financial Officer, resigned from all of their respective director and executive positions with our company.  In addition, concurrent with the closing of the Split-Off Agreement, our New Board  appointed Christopher Brogdon as our President and Steven Bathgate as our Secretary.  Subsequently, Mr. Bathgate resigned as Secretary and was replaced by Ryan Scates, and Philip Scarborough was appointed as new Chief Financial Officer.

.

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

No Opinion of Financial Advisor - Fairness of the Asset Sale

We did not approach or engage any financial advisor to render a fairness opinion, from a financial point of view, with respect to the Reorganization.

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

Global Casinos Results of Operations and Financial Position

Global Casinos' results of continuing operations for the years ended June 30, 2013 and 2012 were losses of $(514,123) and $(457,527), respectively.  The losses from discontinued operations were $(1,292,833) and $(387,744) for the years ended June 30, 2013 and 2012, respectively.  The total net losses attributable to common shareholders were $(1,863,734) and $(902,204) for the years ended June 30, 2013 and 2012, respectively.  Our working capital deficit at June 30, 2013 was $(2,028,038), and our stockholders' equity at June 30, 2013 was $86,726.

Global Casinos Stock Trading History

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTCQB ("OTCQB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. Between June 30, 2010 and June 30, 2011, the high and low closing prices were $.37 and $.09, respectively; and from July 1, 2011 to May 31, 2012, the high and low closing prices were $.60 and $.15, respectively; and from June 1, 2012 to June 30, 2013, the high and low prices were $1.02 and $0.40.  With approximately 7.25 million shares of common stock and Series D Convertible Preferred Stock convertible into an additional 700,000 shares of common stock, our market capitalization is approximately $8.16 million.

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

Procedural Safeguards

The board of directors of Global Casinos believes that sufficient procedural safeguards are present to insure the fairness of the asset sale.  The belief is based upon the following factors:

•

Approval of Securityholders.  Approval of the Transaction Documents required the affirmative vote of a majority of the outstanding common stock of Global Casinos, which has been obtained.

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

•

Bathgate and Brogdon will be Directors and executive officers of the Company after the Split-Off and Stock Purchase have been completed.

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

Risk Factors Related to our Former Gaming Business

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended June 30, 2013, contains an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We will require additional capital and have no commitments for funding.

Our operations consist solely of the Bull Durham casino.  We believe this operation can be self-sustaining. However, it is not expected to be sufficiently profitable to fund the capital resource needs of the parent company. These conditions make it unlikely that we could take advantage of future opportunities without a significant capital infusion. We will have to obtain such additional capital through borrowings or from additional equity financing.  Additional future equity financing may occur through the sale of either unregistered common stock in exempt offerings or through the public offering of registered stock.  In any case, such additional equity financing may result in additional dilution to investors.  There can be no assurance that any additional capital, funding or revenues can satisfactorily be arranged.  We have no arrangements for the acquisition of additional capital.

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

Because we are dependent on our casinos for all of our cash flow, local economic conditions and other local conditions and circumstances beyond our control could adversely affect our business.

We are entirely dependent upon our casinos for all of our cash flow. Therefore, we are subject to greater risks than a geographically diversified gaming company. These greater risks include those caused by any of the risks described in this section, including:

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

Our casino is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity, which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of our property (on which mining may have occurred in the past)  we may incur costs related to this matter in the future. To date, none of these matters of other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

The rate of taxation on gaming profits may increase in the future.

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds.  The Colorado Gaming Commission has the authority to set gaming tax rates and the current rate structure is a progressive scale with a maximum tax of 20%.  The cities of Black Hawk and Central City have imposed an annual device fee of $857 and $1,325, respectively, per gaming device and it revises the same from time to time. The Colorado Gaming Commission has eliminated its annual device fee for gaming machines. The Colorado Gaming Commission may revise the gaming tax or re-impose the state device fee at any time and has been conducting annual reviews to reconsider and reevaluate the gaming taxes on or about July 1st of each year. We cannot assure you that the tax rates applicable to the casino will not be increased in the future by either the Colorado Gaming

Commission or the cities of Black Hawk or Central City.  Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could adversely affect our financial condition or results of operations.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino property uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases.

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

At June 30, 2013, there were 700,000 shares of common stock issuable upon conversion of convertible preferred stock, 1,105,000 shares of common stock issuable upon exercise of warrants issued in the private placement sale of 8% convertible notes at an exercise price of $0.50 per share, 60,000 shares of common stock issuable upon exercise of warrants issued in the private placement of loan participation interests, shares of common stock issuable upon the conversion of 5% convertible notes, and shares of common stock issuable upon conversion of the 8% convertible notes. Subsequent to June 30, 2013,  the outstanding 5% Notes were converted into an aggregate of 393,154 shares of common stock and the 8% Notes were converted into an aggregate of 2,804,462 shares of common stock plus an additional 85,000 shares issued as a fee to the placement agent.  During the life of the preferred stock, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our common stock with a resulting dilution in the interest of the other shareholders.  Our ability to obtain additional financing during the period the warrants and options are outstanding may be adversely affected and the existence of the warrants and options may have an effect on the price of our common stock.  The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

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

Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of June 30, 2013, there were 7,246,978 shares of our common stock issued and outstanding. Approximately 2,204,472 of these shares are "restricted securities" and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act. Subsequent to June 30, 2013, we issued an additional 3,282,616 shares of common stock pursuant to the conversion of outstanding debt, all of which shares are also restricted securities.

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

1.

A reduction in discretionary spending by consumers could significantly impact the customer traffic and revenues of our casino operations; and

2.

While we do not depend on credit from the financial markets to finance our operations, most of our long-term debt has matured and must be refinanced.   As of the date of this report, junior mortgage debt totaling $241,064 at June 30, 2013 had matured on September 19, 2009 and April 1, 2013, and efforts to refinance or modify the terms of these notes with the noteholders have not been successful.  Since 2008, the financial markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  Our ability to re-finance our matured long-term debt will likely be affected by the current financial market conditions.  If we are successful in obtaining financing of our long-term debt, there can be no assurance that we will be able to negotiate rates and terms similar to those we currently have, and such negotiated rates could be significantly higher than those currently existing on our long-term debt.

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

BUSINESS DESCRIPTION FOLLOWING THE SPLIT-OFF

AND ACQUISITION OF WEST PACES FERRY HEALTHCARE REIT, INC.

Business Overview

Given that the Split-Off and Stock Purchase Agreements are effective, Global will invest primarily in real estate serving the healthcare industry in the United States.   We plan to acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the following:

•Compelling demographics driving the demand for healthcare services;

•Specialized nature of healthcare real estate investing; and

•Ongoing consolidation of a fragmented healthcare real estate sector.

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia REIT consummated its first acquisition:  the Middle Georgia Nursing Home.  Middle Georgia Nursing Home located at 556 Chester Highway, Eastman, Georgia (“Middle Georgia” or the “Facility”).  The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Georgia REIT.  There was formed and organized a financing entity, Dodge Investors, LLC to raise $1.1 million in funding to complete the financing required to complete the acquisition, as more fully described below.

The terms of the acquisition of Middle Georgia were as follows:  The purchase price was $5.0 million, of which $4.0 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrues interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by REIT using a portion of the Loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrue interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.  The 35% membership interest of Dodge Investors, LLC will continue as a carried interest after the repayment of the notes.

Dodge NH, LLC has an operating lease agreement with Trent Tolbert, a professional skilled nursing facility operator, having an initial term of five years with an option to renew for an additional five-year period.  The rent begins at $45,000 per month and increases by $1,000 per month each year during the initial term.

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to West Paces.

Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.3% in 2012; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2010 through 2020, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 17.6% of U.S. GDP in 2012.

Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

Business Strategy

Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing.

Opportunistic Investing

We will make investment decisions that are expected to drive profitable growth and create shareholder value. We will attempt to position ourselves to create and take advantage of situations to meet our goals and investment criteria.

Portfolio Diversification

We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, we will monitor, but will not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio as a whole. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

Conservative Financing

We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We will strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations will be primarily fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

We plan to finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing through offerings of equity and debt securities, placement of mortgage debt and capital from other institutional lenders and equity investors.

Competition

Investing in real estate serving the healthcare industry is highly competitive. We will face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

Income from our facilities is dependent on the ability of our operators and tenants to compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs as well as the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors".

Healthcare Segments

Senior housing.      Senior housing facilities include assisted living facilities ("ALFs"), independent living facilities ("ILFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Senior housing property types are further described below:

•

Assisted Living Facilities.   ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living ("ADL") yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•

Independent Living Facilities.   ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with ADL, such as bathing, eating and dressing. However, residents have the option to contract for these services.

•

Continuing Care Retirement Communities.   CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

Post-acute/skilled nursing.      SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities will be primarily paid for either by private sources or through the Medicare and Medicaid programs.

Life science.      These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.

Medical office.     Medical office buildings ("MOBs") typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. We expect our MOBs will be typically multi-tenant properties leased to healthcare providers (hospitals and physician practices).

Hospital.      Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals.

Investment Products

Properties under lease.  We plan to primarily generate revenue by leasing properties under long-term leases. Most of our rents and other earned income from leases will be received under triple-net leases or leases that provide for a substantial recovery of operating expenses. However, some of our MOBs and life science facility rents will be structured under gross or modified gross leases. Accordingly, for such gross or modified gross leases, we may incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance.

Our ability to grow income from properties under lease depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries and (iii) control non-recoverable operating expenses. Most of our leases will include contractual annual base rent escalation clauses that are either predetermined fixed increases and/or are a function of an inflation index.

Debt investments.   Our mezzanine loans will generally be secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our interest in mortgages and construction financing will typically be issued by healthcare providers and will generally be secured by healthcare real estate. Borrowers of our interests in mortgage and construction loans will typically be healthcare providers and healthcare real estate generally secures these loans.

Developments and redevelopments.  We will generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We will work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development and redevelopment investments will likely be in the life science and medical office segments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquisition cost or existing basis) to achieve property stabilization or to change the primary use of the properties.

Investment management.  We may co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We may target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we plan to retain noncontrolling interests in the joint ventures ranging from 20% to 30% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

Operating properties ("RIDEA").  We may enter into contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as "RIDEA"). Under the provisions of RIDEA, a REIT may lease

"qualified health care properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points, where repositioning with a new operator that is aligned with HCP can bring scale, operating efficiencies, and/or ancillary services to drive growth.

Government Regulation, Licensing and Enforcement

Overview

Our tenants and operators will typically be subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under "Risk Factors".

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not largely dependent on Medicaid reimbursement for their revenues.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the "Stark Law"), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators will include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio will be subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants' and operators' abilities to expand or change their businesses.

Life Science Facilities

While certain of our life science tenants may include some well-established companies, other such tenants may be less established and, in some cases, may not yet have a product approved by the Food and Drug Administration or other regulatory authorities for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and money, in part, because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.

Senior Housing Entrance Fee Communities

Certain of the senior housing facilities mortgaged to or owned by us may be operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities will be subject to significant state regulatory oversight, including, for example, oversight of each facility's financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters.

Americans with Disabilities Act (the "ADA")

Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are "public accommodations" as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

Taxation

Federal Income Tax Considerations

The following summary of the taxation of the Company and the material federal tax consequences to the holders of our debt and equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling our securities.

General

We will elect to be taxed as a real estate investment trust (a “REIT”) commencing with our first taxable year following consummation of the Reorganization. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership as discussed below under “— Qualification as a REIT.” There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income, but they will receive a refundable credit for their share of any taxes paid by us on such gain.

Despite the REIT election, we may be subject to federal income and excise tax as follows:

•

To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

•

We may be subject to the “alternative minimum tax” (the “AMT”) on certain tax preference items to the extent that the AMT exceeds our regular tax;

•

If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;

•

Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

•

If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;

•

If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•

We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See “— Qualification as a REIT — Investments in Taxable REIT Subsidiaries.”

•

We may be subject to the corporate “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses.

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.  For those properties that are subject to the built-in-gains tax, if triggered by a sale within the ten-year period beginning on the date on which the properties were acquired by us, then the potential amount of built-in-gains tax will be an additional factor when considering a possible sale of the properties.

Qualification as a REIT

A REIT is defined as a corporation, trust or association:

(1)

which is managed by one or more trustees or directors;

(2)

the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)

which would be taxable as a domestic corporation but for the federal income tax law relating to REITs;

(4)

which is neither a financial institution nor an insurance company;

(5)

the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;

(6)

not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly or indirectly, by or for five or fewer individuals (which includes certain entities) (the “Five or Fewer Requirement”); and

(7)

which meets certain income and asset tests described below.

Conditions (1) to (4), inclusive, must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).

We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A “qualified REIT subsidiary” will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a “qualified REIT subsidiary” will be treated as assets, liabilities and items (as the case may be) of the REIT. A “qualified REIT subsidiary” is not subject to federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”

If we invest in a partnership, a limited liability company or a trust taxed as a partnership or as a disregarded entity, we will be deemed to own a proportionate share of the partnership’s, limited liability company’s or trust’s assets. Likewise, we will be treated as receiving our share of the income and loss of the partnership, limited liability company or trust, and the gross income will retain the same character in our hands as it has in the hands of the partnership, limited liability company or trust. These “look-through” rules apply for purposes of the income tests and assets tests described below.

Income Tests.   There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year.

•

At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from “rents from real property,” other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.

•

At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from taxable REIT subsidiaries) and interest.

As to transactions entered into in taxable years beginning after October 22, 2004, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the Internal Revenue Service, is excluded from the 95% gross income test.

Any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us is excluded from the 95% and 75% gross income tests.

Any of our income from a “clearly identified” hedging transaction entered into by us primarily to manage risk of currency fluctuations with respect to any item of income or gain that is included in gross income in the 95% and 75% gross income tests is excluded from the 95% and 75% gross income tests.

In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction.  An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction.

“Passive foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 95% gross income test and “real estate foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 75% gross income test. Real estate foreign exchange gain is foreign currency gain (as defined in Internal Revenue Code section 988(b)(1)) which is attributable to: (i) any qualifying item of income or gain for purposes of the 75% gross income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes Internal Revenue Code section 987 gain attributable to a qualified business unit (a “QBU”) of a REIT if the QBU itself meets the 75% income test for the taxable year and the 75% asset test at the close of each quarter that the REIT has directly or indirectly held the QBU. Real estate foreign exchange gain also includes any other foreign currency gain as determined by the Secretary of the Treasury. Passive foreign exchange gain includes all real estate foreign exchange gain and foreign currency gain which is attributable to: (i) any qualifying item of income or gain for purposes of the 95% gross income test; (ii) the acquisition or ownership of obligations; (iii) becoming or being the obligor under obligations; and (iv) any other foreign currency gain as determined by the Secretary of the Treasury.

Generally, other than income from “clearly identified” hedging transactions entered into by us in the normal course of business, any foreign currency gain derived by us from dealing, or engaging in substantial and regular trading, in securities will constitute gross income which does not qualify under the 95% or 75% gross income tests.

Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

•

The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

•

Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

•

If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”

•

For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.”

•

The REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary, an “eligible independent contractor.” Generally, the rent that the REIT receives from the taxable REIT subsidiary will be treated as “rents from real property.”  A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

A REIT is permitted to render a de minimis amount of impermissible services to tenants and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief.  These relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect.

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.

The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Asset Tests.   Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 25% of the total assets may be represented by securities of one or more taxable REIT subsidiaries (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Certain items are excluded from the 10% value test, including: (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

A REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership and (2) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test.  For purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).

If the REIT or its QBU uses a foreign currency as its functional currency, the term “cash” includes such foreign currency, but only to the extent such foreign currency is (i) held for use in the normal course of the activities of the REIT or QBU which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.

With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the assets. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.

Investments in taxable REIT subsidiaries.    REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”

Certain of our subsidiaries have elected to be treated as a taxable REIT subsidiary. Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiaries will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiaries are required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our taxable REIT subsidiaries will be reduced.

The amount of interest on related-party debt that a taxable REIT subsidiary may deduct is limited. Further, a 100% tax applies to any interest payments by a taxable REIT subsidiary to its affiliated REIT to the extent the interest rate is not commercially reasonable. A taxable REIT subsidiary is permitted to deduct interest payments to unrelated parties without any of these restrictions.

The Internal Revenue Service may reallocate costs between a REIT and its taxable REIT subsidiary where there is a lack of arm’s-length dealing between the parties. Any deductible expenses allocated away from a taxable REIT subsidiary would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its taxable REIT subsidiary will, subject to certain exceptions, be subject to a 100% tax. Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we own an interest.

Annual distribution requirements.   In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

It is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (1) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (2) the payment of severance benefits that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

Under certain circumstances, in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.

Failure to Qualify as a REIT

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits allocable to these distributions and, subject to certain limitations, will be eligible for the dividends received deduction for corporate stockholders. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.

In addition to the relief described above under “— Income Tests” and “— Asset Tests,” relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under “— Income Tests” or “— Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

Federal Income Taxation of Holders of Our Stock

Treatment of taxable U.S. stockholders.   The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” is a holder of shares of stock who, for United States federal income tax purposes, is:

•

a citizen or resident of the United States;

•

a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•

an estate, the income of which is subject to United States federal income taxation regardless of its source; or

•

a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.

So long as we qualify for taxation as a REIT, distributions on shares of our stock made out of the current or accumulated earnings and profits allocable to these distributions (and not designated as capital gain dividends) will be includable as ordinary income for federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for U.S. corporate stockholders.

Generally, for the taxable year ending December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income.

If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains, and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

You may not include in your federal income tax return any of our net operating losses or capital losses. Federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to you. In addition, any distribution declared by us in October, November or December of any year on a specified date in any such month shall be treated as both paid by us and received by you on December 31 of that year, provided that the distribution is actually paid by us no later than January 31 of the following year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “— General” and “— Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize capital gain or loss equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in these shares of our stock. This gain will be capital gain if you held these shares of our stock as a capital asset.

If we redeem any of your shares in us, the treatment can only be determined on the basis of particular facts at the time of redemption. In general, you will recognize gain or loss (as opposed to dividend income) equal to the difference between the amount received by you in the redemption and your adjusted tax basis in your shares redeemed if such redemption: (1) results in a “complete termination” of your interest in all classes of our equity securities; (2) is a “substantially disproportionate redemption”; or (3) is “not essentially equivalent to a dividend” with respect to you. In applying these tests, you must take into account your ownership of all classes of our equity securities (e.g., common stock, preferred stock, depositary shares and warrants). You also must take into account any equity securities that are considered to be constructively owned by you.

If, as a result of a redemption by us of your shares, you no longer own (either actually or constructively) any of our equity securities or only own (actually and constructively) an insubstantial percentage of our equity securities, then it is probable that the redemption of your shares would be considered “not essentially equivalent to a dividend” and, thus, would result in gain or loss to you. However, whether a distribution is “not essentially equivalent to a dividend” depends on all of the facts and circumstances, and if you rely on any of these tests at the time of redemption, you should consult your tax advisor to determine their application to the particular situation.

Generally, if the redemption does not meet the tests described above, then the proceeds received by you from the redemption of your shares will be treated as a distribution taxable as a dividend to the extent of the allocable portion of current or accumulated earnings and profits. If the redemption is taxed as a dividend, your adjusted tax basis in the redeemed shares will be transferred to any other shareholdings in us that you own. If you own no other shareholdings in us, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

 Gain from the sale or exchange of our shares held for more than one year is generally taxed at a maximum long-term capital gain rate.  Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.  Capital losses recognized by a stockholder upon the disposition of our shares held for more than one year at the time of disposition will be considered long term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year).

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

Treatment of tax-exempt U.S. stockholders.   Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts (“Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). The Internal Revenue Service has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt financed property” rules. Likewise, a portion of the Exempt Organization’s income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit.

In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if: (1) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%; (2) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust; and (3) either (i) one pension trust owns more than 25% of the value of our stock, or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

Backup withholding and information reporting.   Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.

Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a stockholder will be allowed as a credit against such stockholder’s United States federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

Taxation of foreign stockholders.   The following summary applies to you only if you are a foreign person. The federal taxation of foreign persons is a highly complex matter that may be affected by many considerations.

Except as discussed below, distributions to you of cash generated by our real estate operations in the form of ordinary dividends, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if these distributions were gains “effectively connected” with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on these amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption.

We will be required to withhold from distributions subject to FIRPTA, and remit to the Internal Revenue Service, 35% of designated capital gain dividends, or, if greater, 35% of the amount of any distributions that could be designated as capital gain dividends. In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of the prior distributions not withheld against, will be treated as capital gain dividends for purposes of withholding.

Any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 5% of such class of stock at any time during the taxable year. Foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes (including any such capital gain dividends) will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will not apply to such distributions.

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit such amount to the Internal Revenue Service.

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as: (1) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (2) capital gains dividends; or (3) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

Recently enacted legislation will impose U.S. withholding tax at a rate of 30% after December 31, 2013 on dividends in respect of, and after December 31, 2014 on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in the institution held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons, and to withhold on certain payments. Accordingly, the entity through which shares of stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, shares of our stock held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any "substantial United States owners" or (ii) provides certain information regarding the entity's "substantial United States owners," which we will in turn provide to the Secretary of the Treasury. If payment of withholding taxes is required, stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  We will not pay any additional amounts to any stockholders in respect of any amounts withheld. Foreign persons are encouraged to consult with their tax advisors regarding the possible implications of the legislation on their investment in shares of our stock.

Risks Related to Our Transition to a REIT

As part of the Reorganization, we simultaneously (i) disposed of our gaming assets and (ii) acquired West Paces as a new wholly-owned subsidiary and (iii) started to focus future operations on the acquisition and maintenance of healthcare facilities.

The Company now operates as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  The following are some risk factors related to our REIT operations.

The section below discusses the most significant risk factors that may materially adversely affect our proposed business, results of operations and financial condition.

As set forth below, we believe that the risks facing our company generally fall into the following three categories:

•

Risks related to our business;

•

Risks related to tax matters, including REIT-related risks; and

•

Risks related to our legal organizational structure.

Risks Related to Our Proposed Business as a REIT

Volatility or disruption in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.

The global financial markets recently have undergone and may continue to experience pervasive and fundamental disruptions. While the capital markets have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, that may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

We will rely on external sources of capital to fund future capital needs and limitations on our access to such capital could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business and to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•

general availability of credit and market conditions, including rising interest rates and increased borrowing cost;

•

the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;

•

the market's perception of our growth potential and our current and potential future earnings and cash distributions;

•

our degree of financial leverage and operational flexibility;

•

the financial integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

•

the stability in the market value of our properties;

•

the financial performance of our operators, tenants and borrowers; and

•

issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.

If our access to capital is limited by these factors or other factors, it could have a material adverse impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund operations and development activities.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

The credit ratings of our debt and equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Our level of indebtedness may increase and materially adversely affect our future operations.

We plan to incur substantial indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants related to our indebtedness limit our operational flexibility and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

Our credit facilities will likely require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of debt service coverage and leverage ratio, tangible net worth requirements and maintaining REIT status. Our continued ability to incur additional debt and to conduct business in general will be subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Additionally, defaults under the leases or operating agreements related to mortgaged properties, including defaults associated with the bankruptcy of the applicable tenant or operator, may result in a default under the underlying mortgage and cross-defaults under certain of our other indebtedness. Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates could increase interest cost on new debt, and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition, investment and development activities.

If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition.

From time to time, we may be involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans and, even if we are successful in our foreclosure efforts, we may be unable to successfully operate, occupy or reposition the underlying real estate, which may adversely affect our ability to recover our investments.

If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property's investment potential. In some cases, as noted above, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity. Operators, tenants or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to fully recover our investment.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, all of which may materially adversely affect our business, results of operations, and financial condition.

Competition may make it difficult to identify and purchase or develop suitable healthcare facilities to grow our investment portfolio.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator's or tenant's particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

We face additional risks associated with property development that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.

Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

•

a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

•

the development and construction costs of a project may exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing or other costs, which could make the completion of the development project less profitable;

•

construction and/or permanent financing may not be available on favorable terms or at all;

•

the project may not be completed on schedule, which can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and

•

occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our use of joint ventures may limit our flexibility with jointly owned investments.

We may develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

•

we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;

•

our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•

our ability to transfer our interest in a joint venture to a third party may be restricted;

•

our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

•

our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

From time to time, we may acquire other companies and if we are unable to successfully integrate these operations, our business, results of operations and financial condition may be materially adversely affected.

Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies and the assumption of unexpected liabilities, including:

•

liabilities relating to the clean-up or remediation of undisclosed environmental conditions;

•

unasserted claims of vendors or other persons dealing with the seller;

•

liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;

•

claims for indemnification by general partners, directors, officers and others indemnified by the seller; and

•

liabilities for taxes relating to periods prior to our acquisition.

In addition, the acquired companies and their properties may fail to perform as expected, including in respect of estimated cost savings. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

From time to time we may seek to make one or more material acquisitions which may involve the expenditure of significant funds.

We regularly review potential transactions in order to maximize shareholder value and believe that currently there are available a number of acquisition opportunities that would be complementary to our business, given the recent industry consolidation trend. In connection with our review of such transactions, we regularly engage in discussions with potential acquisition candidates, some of which are material. Any future acquisitions could require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, any of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although our chief executive officer, chief financial officer, chief investment officer and general counsel have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

Our principal executive officer holds other positions that create potential conflicts of interest.

We will rely primarily on the services of our principal executive officer, Christopher Brogdon.  Mr. Brogdon has extensive experience in acquiring and operating properties dedicated to the healthcare industry. In addition, Mr. Brogdon is currently a director of AdCare Health Systems, Inc., (NYSE MKT, LLC: ADK, “AdCare”).  Under the terms of an employment agreement, with AdCare, Mr. Brogdon is contractually obligated to offer all healthcare related property acquisition opportunities first to AdCare under a right of first refusal.  Only if AdCare declines the opportunity could Mr. Brogdon then offer the acquisition to us.  This contractual right of first refusal could limit the number and quality of properties that Mr. Brogdon can offer to us.

We may experience uninsured or underinsured losses which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

We will maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage, and we continually review the insurance maintained by us. However, a number of our properties may be located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we will purchase insurance for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances or petroleum released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may materially adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Although we are generally indemnified by the current operators or tenants of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. We may also experience environmental liabilities arising from conditions not known to us.

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

We will likely lease our properties directly to operators in most cases, and in certain other cases, we will lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators. In addition, under certain conditions, defaults under the underlying mortgages may result in cross-default under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator or tenant may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences. In addition, many of our facilities are leased to health care providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may be a difficult and slow process and may not be successful.

The current U.S. housing market may adversely affect our operators' and tenants' abilities to increase or maintain occupancy levels at, and rental income from, our senior housing facilities.

Our tenants and operators may have relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss, or for a profit below their expectations. Moreover, tightening lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weak economy. A material decline in our tenants' and operators' occupancy levels and revenues may make it more difficult for them to meet their financial obligations to us, which could materially adversely affect our business, results of operations and financial condition.

Operators and tenants that fail to comply with the requirements of governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.

Our operators and tenants are affected by an extremely complex set of federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.  For example, to the extent that any of our operators or tenants receives a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to:

•

statutory and regulatory changes;

•

retroactive rate adjustments;

•

recovery of program overpayments or set-offs;

•

administrative rulings;

•

policy interpretations;

•

payment or other delays by fiscal intermediaries or carriers;

•

government funding restrictions (at a program level or with respect to specific facilities); and

•

interruption or delays in payments due to any ongoing governmental investigations and audits at such property.

In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our operators' and tenants' costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our operators or tenants to comply with these laws, requirements and regulations could materially adversely affect their ability to meet their financial and contractual obligations to us.

Operators and tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate or be unable to meet their financial and other contractual obligations to us.

Certain of our operators and tenants are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our operators' or tenants' failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, certain of our properties may require a license, registration and/or certificate of need to operate. Failure of any operator or tenant to obtain a license, registration or certificate of need, or loss of a required license, registration or certificate of need, would prevent a facility from operating in the manner intended by such operator or tenant. Additionally, failure of our operators and tenants to generally comply with applicable laws and regulations may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us.

The impact that the comprehensive healthcare regulation enacted in 2010 may have on us, as well as our operators and tenants, cannot be accurately predicted.

Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand health care coverage to millions of currently uninsured people beginning in 2014 and provide for significant changes to the U.S. healthcare system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. We cannot accurately predict whether any legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our operators and tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our operators and tenants and thus on our business.

Increased competition, as well as an inability to grow revenues as originally forecast, have resulted and may further result in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on our ability and the ability of our operators and tenants to maintain and increase such levels and income and to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to maintain or attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets, and increasing our collection and dispute costs.

Our operators and tenants may not procure the necessary insurance to adequately insure against losses.

Our leases generally require our tenants and operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants and operators. Some types of losses may not be adequately insured by our tenants and operators. Should an uninsured loss or a loss in excess of insured limits occur, we could incur liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be customary for similarly situated companies in our industry. However, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Our operators and tenants are faced with litigation and may experience rising liability and insurance costs.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against the operators and tenants of such facilities. Also, in several instances, private litigation by patients has succeeded in winning large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our operators and tenants for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our operators or tenants, for which claims such operators and tenants have agreed to indemnify, defend and hold us harmless from and against, but which may require unanticipated expenditures on our part.

Tenants in the life science industry face high levels of regulation, expense and uncertainty.

Should we have life science tenants in the future, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, as follows:

•

 some of our tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such activities, a tenant's business may be adversely affected or fail;

•

the research, development, clinical testing, manufacture and marketing of some of our tenants' products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain;

•

even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products, and ultimately the expiration of patent protection for the product;

•

our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors; and

•

our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws.

We cannot assure you that our life science tenants will be successful in their businesses. If our tenants' businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

Risks Related to General Economic Conditions

Current economic conditions in the global economy, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business, our results of operations, and our ability to obtain financing.

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

Risks Related to our Qualification as a REIT

To qualify as a REIT and Pass-Through Status, we must comply with all the requirements imposed by the Internal Revenue Code.

To qualify as a REIT, we must comply with each of the following requirements:

•

be structured as a corporation, business trust or similar association;

•

be managed by a board of directors or trustees;

•

offer fully transferable shares;

•

have at least 100 shareholders;

•

pay dividends of at least 90 percent of the REIT’s taxable income;

•

have no more than 50% of our shares held by five or fewer  individuals during the last half of each taxable year;

•

hold at least 75% of total investment assets in real estate;

•

have no more than 20% of our assets consist of securities in taxable REIT subsidiaries; and

•

derive at least 75% of gross income from rents or mortgage interest.

At least 95% of a REIT’s gross income must come from financial investments.  These include rents, dividends, interest and capital gains (the “95% income test”).  In addition, at least 75% of its income must come from certain real estate sources (the “75% income test”) including rents from real property, gains from the sale or other disposition of real property, and income and gain derived from foreclosure of property.

Our Articles of Incorporation will be amended to limit the amount of shares that can be beneficially owned by any single shareholder.

In order to ensure that the Company does not inadvertently violate the REIT requirement that no more than 50% of our shares are owned by five or fewer individuals, our Articles of Incorporation will be amended to limit the shareholdings of any shareholder to no more than 9.8% of our issued and outstanding shares.  If a shareholder violates this limitation, the Company is authorized to redeem the excess shares at market value. Until so redeemed, the excess shares cannot exercise voting rights, are not considered outstanding for purposes of determining a quorum at shareholder meetings, and distributions on excess shares are quarantined into an escrow account until the shareholder reduces their ownership to 9.8% or less.

We might fail to qualify or remain qualified as a REIT.

We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious income tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

•

we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•

we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•

unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earnings and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for U.S. federal income tax purposes.

The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in another transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.

The amount of additional indebtedness we may incur is limited by the terms of our line of credit arrangement and the indentures governing our senior unsecured notes. In addition, adverse economic conditions may impact the availability of additional funds or could cause the terms on which we are able to borrow additional funds to become unfavorable. In those circumstances, we may be required to raise additional equity in the capital markets. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature.

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements.

We may lease certain qualified health care properties we acquire to taxable REIT subsidiaries (or limited liability companies of which the taxable REIT subsidiaries are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties.  The rents from this taxable REIT subsidiary lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the manager qualifies as an eligible independent contractor.  If any of these conditions are not satisfied, then the rents will not be qualifying rents.

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences.

We may purchase certain properties and lease them back to the sellers of such properties.  We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the Internal Revenue Service, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year.

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

ITEM 3.        LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company or its officers and directors.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consents dated May 10, 2013 the holders of 57.22% of our issued and outstanding shares of Common Stock (our “Majority Shareholders”) approved the following actions (collectively the “Shareholder Actions”):

1.

The ratification and approval of the Amended and Restated Split-Off Agreement, together with all ancillary documents and agreements provided for therein or contemplated thereby (collectively the “Split-Off Documents”) providing for, inter alia, the sale of Global Casino, Inc.’s casino gaming operations and assets to Gemini Gaming, LLC, subject to all associated liabilities (the “Split-Off”);

2.

The ratification and approval of the Stock Purchase Agreement, together with all ancillary documents and agreements provided for therein or contemplated thereby (collectively the “Stock Purchase Documents”) providing for, inter alia, Global Casinos, Inc.’s purchase of 100% of the issued and outstanding equity securities of West Paces Ferry Healthcare REIT, Inc., subject to all liabilities; and,

3.

The adoption of the Amended and Restated Articles of Incorporation providing for, among other things, the change of the name of the Company to:  “Global Healthcare REIT, Inc.” and the adoption of provisions intended to comply with the requirements applicable to entities electing to be treated as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“IRC”) and regulations promulgated thereunder.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from July 1, 2011 through June 30, 2013.

	High	Low
July - Sept 2011	$0.56	$0.15
Oct – Dec 2011	0.62	0.33
Jan – Mar 2012	0.55	0.39
Apr – June 2012	0.56	0.36

July - Sept 2012	$0.73	$0.40
Oct – Dec 2012	0.89	0.66
Jan – Mar 2013	0.91	0.75
Apr – June 2013	1.02	0.74

The closing price of the Company's common stock as of October 10, 2013, was $1.17, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of October 8, 2013, there were approximately 712 record owners of the Company's common stock.

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

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	-0-	$0.00	-0-
Total	-0-	$0.00	-0-

(1)     Includes nonqualified options granted to directors and officers.

ITEM 6.	Selected Financial Data

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

	Year ended June 30, 2013	Year ended June 30, 2012
Statement of operations data:
Total net revenues	$3,137,456	$3,113,252
Operating expenses	$3,148,880	$3,194,998
Loss from continuing operations	$(514,123)	$(457,527)
Loss from discontinued operations	$(1,292,833)	$(387,744)
Net loss attributable to common shareholders	$(1,863,734)	$(902,204)
Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.07)
Basic and diluted net loss per share from discontinued operations	$(0.18)	$(0.06)
Basic and diluted net loss per share	$(0.26)	$(0.13)

Balance sheet data:
Working capital deficit	$(2,028,038)	$(852,649)
Total assets	$3,206,706	$3,846,451
Total liabilities	$3,119,980	$2,099,414
Total equity	$86,726	$1,747,037

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2013, our operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operated the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado until its closure on June 13, 2013.

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

Amended and Restated Split-Off Agreement

Effective May 2, 2013, the Company (as “Seller”), Global Split-Off, LLC, a Colorado limited liability company (“Split-Off Subsidiary”), and Gemini Gaming, LLC, a Colorado limited liability company (“Buyer”) entered into the Amended and Restated Split-Off Agreement (“Split-Off Agreement”) pursuant to which the Company agreed to transfer to its newly formed wholly-owned Split-Off Subsidiary substantially all of its casino gaming properties, assets and operations (“Gaming Assets”) and then agreed to sell all of its interest in Split-Off Subsidiary to Gemini Gaming, LLC (“Gemini”).  Gemini is owned and controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the general manager of the Company’s two casinos.

Gemini will purchase the outstanding equity of Split-Off Subsidiary in consideration of (i) the assumption of all responsibility for any debts, obligations and liabilities associated with the Gaming Assets (“Gaming Debt”), plus (ii) payment in an amount equal to the Company’s net tangible book value, excluding the Company’s 5% Convertible Notes in the aggregate principal amount of $50,000 and further excluding approximately $500,000 in note receivable from West Paces (the “Purchase Price”).  The Purchase Price will be evidenced by a promissory note (“Purchase Money Note”) which will be payable, together with interest at the rate of 4% per annum, in quarterly installments over a term of 20 years.  The Purchase Money Note will be secured by a pledge of all of the outstanding equity securities of Split-Off Subsidiary.

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

Following the Closing, except for the lease liability for the Doc Holliday facility in Central City (the “Doc Holliday Lease Liability”), the Company will have no liability for any debts, liabilities or obligations related to the gaming business. Gemini has assumed the Doc Holliday Lease Liability and has agreed to indemnify the Company from any liability therefore.

Pending Closing, the Company had extended working capital advances to Georgia REIT (“Georgia REIT Advances”), in the aggregate principal amount of $500,000 (the “REIT Note”).   The  REIT

Note was secured by a pledge of 100% of the outstanding equity securities of Georgia REIT. $125,000 of the Georgia REIT Advances was used in connection with Georgia REIT consummation of its first acquisition of Middle Georgia Nursing Home, located in Eastman, Georgia, which closed on July 1, 2012.  Effective March 15, 2013, the REIT Note was assigned to and assumed by West Paces, and is secured by a pledge of all of the outstanding shares of equity securities of West Paces.

The Split-Off may be terminated at, or at any time prior to, the Closing by mutual written consent of Seller and Buyer and may also be terminated by either party upon written notice to the other in the event the Split-Off and Closing have not been consummated on or before December 31, 2013.

Stock Purchase Agreement:

Effective April 13, 2013, the Company, on the one hand, and Christopher Brogdon, Judi Schindler, Robert Lancaster and Philip Scarborough, on the other,(collectively Brogdon, Schindler, Lancaster and Scarborough shall be referred to as the “West Paces Shareholders”) entered into that certain Stock Purchase Agreement (“SPA”) whereby the West Paces Shareholders, as the owners of all of the issued and outstanding shares of the equity securities of West Paces shall sell to the Company all of the outstanding equity securities of West Paces,  subject to and in accordance with the terms and conditions of the Agreement.  The purchase price to be paid by the Company for West Paces will be the sum of $100.

Results of Operations – Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

We recognized a net loss attributable to common shareholders after $56,778 of dividends on our Series D preferred stock of $(1,863,734) ($(0.26) per share) for the year ended June 30, 2013, compared to a net loss attributable to common shareholders after dividends of $56,933, of $(902,204) ($(0.13) per share) for the year ended June 30, 2012.  The increased net loss is primarily attributable to a $836,072 non-cash charge resulting from the remaining lease term on the Doc Holliday Casino that was closed on June 13, 2013 due to continued poor operating results and negative cash flows.  The non-cash charge is included in the loss from discontinued operations on the accompanying consolidated statement of operations.

The following discussion of operating results reflects only the continuing operations of the Bull Durham Casino.  The results of the Doc Holliday Casino are discussed below section titled “Discontinued Operations.”

Revenues

Casino revenues for the year ended June 30, 2013 were $3,388,195 compared to $3,323,818 for the year ended June 30, 2012, an increase of $64,377 or 1.9%.  Casino revenues represent gaming and other operating revenues from the Bull Durham Casino.  Total casino coin-in was down (5.7)% for the year ended June 30, 2013 compared to the year ended June 30, 2012.  The decline in casino coin-in was partially offset by an increase of 0.52% in our hold percentage for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Promotional allowances primarily include anticipated redemptions associated with the Bull Durham Casino’s Sharpshooter’s Club which awards customers with cash payouts dependent upon the frequency and amount of their gaming activities on our slot machines.  The total allowances increased by $40,173 from $210,566 to $250,739, for the year ended June 30, 2012 and 2013, respectively.

Operating Expenses

Casino operations:  Includes all expenses associated with the operations of the Bull Durham Casino for the years ended June 30, 2013 and 2012.  The following table summarizes such expenses for comparison and discussion purposes:

	For the years ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Labor & Benefits	$1,229,777	$1,235,155	$(5,378)	-0.4%
Marketing & Advertising	559,439	556,161	3,278	0.6%
Depreciation & Amortization	251,608	244,514	7,094	2.9%
Food & Beverage	187,319	203,689	(16,370)	-8.0%
Repair, Maintenance & Supplies	164,975	149,384	15,591	10.4%
Device fees	157,981	174,946	(16,965)	-9.7%
Professional fees	26,750	26,750	-	0.0%
Insurance, Taxes & Licenses	80,435	74,042	6,393	8.6%
Utilities & Telephone	77,402	79,860	(2,458)	-3.1%
Other casino expenses	31,394	29,917	1,477	4.9%
	$2,767,080	$2,774,418	$(7,338)	-0.3%

Labor & Benefits: Includes all salary and contract labor costs associated with the operations of the casino, payroll taxes, as well as costs associated with the casino’s employee benefit and health insurance plans.  The slight (0.4)% decrease is primarily attributable to the management of our casino labor based on casino gaming activity.  Total labor and benefits as a percentage of casino revenue was 36.3% and 37.2% for the years ended June 30, 2013 and 2012, respectively.

Marketing & Advertising: Includes all costs associated with our advertising and marketing efforts including promotional activities designed to drive customers to our casino, and programs designed to foster customer loyalty.  Total marketing and advertising as a percentage of casino revenue was 16.5% and 16.7% for the years ended June 30, 2013 and 2012, respectively.

Depreciation & Amortization: Primarily includes depreciation on our gaming equipment, casino building improvements, furniture and fixtures, as well as amortization on our customer tracking software.  The year-over-year increase of $7,094 is primarily attributable to a new ticket system installed in the Bull Durham Casino in fiscal 2012.  Our efforts to upgrade existing slot machines versus purchasing of new machines due to capital constraints is ongoing.   Dependent upon the

availability of capital, we are continuing our efforts to upgrade and maintain the quality and appearance of the machines in both casinos as part of our strategy to provide the best customer experience possible to enhance customer loyalty.

Food & Beverage: Includes all costs associated with our bar and limited menu food services.  Total food and beverage costs as a percentage of casino revenues were 5.5% and 6.1% for the years ended June 30, 2013 and 2012, respectively.

Repair, Maintenance & Supplies: Includes costs associated with the general upkeep of the facility, as well as parts and repair efforts to maintain and upgrade the quality of our slot machines.  Total repair, maintenance and supplies costs as a percentage of casino revenues were 4.9% and 4.5% for the years ended June 30, 2013 and 2012.

Device Fees: Includes fees paid to the local jurisdictions of the casinos based on the number of slot machines in operation.

Professional Fees: Includes all costs and fees associated with the casinos’ legal services, allocations of corporate accounting and auditing services, and director fees associated with the Board of Directors of Casinos USA (d/b/a The Bull Durham Saloon & Casino).

Insurance, Taxes & Licenses: Includes all non-payroll taxes, liability and property insurance, and licenses associated with the operation of the casinos.  Total insurance, taxes and licenses as a percentage of casino revenues were 2.4% and 2.2% for the years ended June 30, 2013 and 2012, respectively.

Utilities & Telephone: Includes all costs associated with the casinos’ telephone systems, cell phone usage, and utility costs.  Total utilities and telephone expenses as a percentage of revenues were 2.3% and 2.4% for the years ended June 30, 2013 and 2012, respectively.

Other Casino Expenses: Includes all other costs of the casino operations not included in the above categories, including travel, armored car services, postage, casino entertainment, employee education programs, bank and other financing fees, and off-site storage units.  Total other casino expenses as a percentage of revenues were 0.9% for each of the years ended June 30, 2013 and 2012, respectively.

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

Total operating, general, and administrative costs were $381,800, as compared to $410,728 for the years ended June 30, 2013 and 2012, respectively, a decrease of $(28,928), or (7.0)%.  The net decrease is primary attributable to financing costs incurred during October 2011 and February 2012 for cash of $42,500 plus common stock purchase warrants valued at $110,300 issued to the placement agent as commission for services performed in connection with our offering of 8% Convertible Debt securities completed in October 2011 and February 2012.  In addition, during the year ended June 30, 2012 we incurred approximately $16,000 of costs associated with the renewal of our Colorado gaming license.  During the year ended June 30, 2013 we recorded increases in accounting and legal fees of $42,155 associated with the proposed split-off of the casino operations and the stock purchase agreement as discussed elsewhere in this report.  Also, on June 28, 2013 the Company awarded an aggregate of 85,000 shares of common stock valued at $0.98 per share in consideration of services provided by the Company’s directors and administrative assistant, and as such, a total of $83,300 was charged to operating, general, and administrative expenses as stock based compensation.

Gain (loss) on asset disposals

During the year ended June 30, 2012 we disposed certain casino equipment with a remaining book value of $9,852.  There were no proceeds received regarding these disposals.  The resulting $9,852 loss was recorded as a loss on asset disposals during the year ended June 30, 2012.  The casino had no gains or losses on asset disposals for the year ended June 30, 2013.

Interest Expense

Net interest expense was $502,699 for the year ended June 30, 2013 compared to $375,781 for the year ended June 30, 2012, and primarily represents regularly scheduled payments on various mortgages collateralized by the Bull Durham Saloon and Casino real estate, and interest on our loan participation obligations and convertible debt.

In addition to regular interest associated with the instruments above, the 8% Convertible debt sold during the second and third quarters of fiscal year ended June 30, 2012 included detachable warrants.  The estimated fair value of the warrants was $439,200, which was allocated to stockholders’ equity and recorded as a discount to the face value of the convertible notes.  This amount is being amortized to interest expense over the two-year life of the debt.  During the year ended June 30, 2013 and 2012, $182,750 and $116,396, respectively, of the discount was amortized representing a non-cash charge to interest expense.  Furthermore, the conversion terms of the 8% Convertible debt also included a beneficial conversion feature totaling $410,800.  This amount is also being amortized to interest expense over the two-year life of the debt.  During the years ended June 30, 2013 and 2012, $205,400 and $133,271, respectively, of the discount was amortized representing a non-cash charge to interest expense.

Interest expense is partially offset by interest income earned on certain cash balances maintained at financial institutions.

Other

Series D Preferred Stock: Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  For the years ended June 30, 2013 and 2012, dividends of $56,778 and $56,933 were declared on the Series D Preferred Stock.  Dividends declared on June 30, 2013 were subsequently paid in July 2013.

Net Operating Loss Carryover: For federal income tax purposes, Global has a net operating loss carryover (NOL) approximating $6,821,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances.  There is no guarantee that Global will be able to utilize its NOL before it expires and accordingly, no potential benefit has been recorded in the financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Discontinued Operations

The losses from discontinued operations totaling $1,292,833 and $387,744 for the years ended June 30, 2013 represent the operating losses of the Doc Holliday Casino which was closed on June 13, 2013.  The year-over-year increase of $905,089 is primarily due to a non-cash charge of $836,072 resulting from the liability recorded at the cease use date for the expected obligations remaining on the Doc Holliday Casino building operating lease.  The amount represents the present value at 8% of the remaining expected lease obligations and the expected adjustments to those obligations, which liability is presented in the consolidated balance sheets as lease liabilities.

The lease requires the tenant to pay for a portion of the building expenses until the landlord secures additional tenants to occupy the remaining building space.  To the extent the tenant pays total building expenses in excess of the Casino’s portion as defined by the lease, any excess amounts paid are credited to the following lease year’s rent payments.  As of June 30, 2013, prepaid rent credits available to offset future lease payments was approximately $48,000 and are recorded in lease liabilities at June 30, 2013.

During fiscal year ended June 30, 2013 traffic in the casino had continued to decline.  Year to date gaming revenues through the month of May 2013 had declined nearly 12% from the same period ending May 2012.  While the operating expenses were considered to be controlled and stable, the revenues generated by the gaming activities was not sufficient to meet its short-term operating obligations.  Based on the continuing revenue declines and negative cash flows, management ceased operating the casino on June 13, 2013.

As of June 30, 2013 the casino had assets totaling $42,780, which consisted of various gaming equipment and furniture.  Its liabilities totaled $1,080,067, which consisted of $136,714 of accounts payable and other accrued liabilities, an outstanding chip and token float of $45,135, and $898,218 representing the estimated future obligations under the building lease as discussed above.

The Doc Holliday Casino is also party to certain financial agreements and obligations with the Bull Durham Casino and Global Casinos, Inc.  Due to its poor cash flows since its acquisition in 2008, from time to time it has required cash flow subsidies to fund its operations and service its debt.  As of June 30, 2013, it had outstanding balances with the Bull Durham Casino as well as amounts due to Global Casinos, Inc.  All the balances are considered intercompany items and are eliminated in consolidation.  However, upon the closing of the casino on June 13, 2013 significant doubt has been cast regarding the collectability of those amounts as its assets are not sufficient in liquidation to satisfy those obligations.

Effective January 1, 2010, Casinos USA, which owns and operates the Bull Durham Casino, entered into a Credit Agreement with Doc Holliday Casino II, LLC pursuant to which Casinos USA agreed to make available to Doc Holliday a revolving line of credit with a maximum loan balance of $500,000.  Since 2010, additional credit agreements have been secured bringing the total available borrowing to $1,000,000.  The Credit Agreements are secured by a UCC security interest in all of the assets of Doc Holliday.  As of June 30, 2013, the balance on these agreements was $923,013.  In addition, since the closing of the casino on June 13, 2013, the Bull Durham Casino has been directly servicing Doc Holliday operating liabilities, and at June 30, 2013 a total of $10,665 had been paid on behalf of Doc Holliday.  The balances are considered intercompany items and are eliminated in consolidation.

In addition, from time to time since 2008, Global Casinos, Inc. had directly advanced funds to Doc Holliday to sustain its operations and capital expenditure requirements.  As of June 30, 2013 the balance of this intercompany amount due to Global Casinos was $634,248.  The balances are considered intercompany items and are eliminated in consolidation.

As part of the consummation of the Reorganization, the Company, Casinos, USA, Inc.an d Doc Holliday Casinos II, LLC executed and delivered an Intercompany Agreement that eliminated all inter-company obligations to or from the Company.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  As of June 30, 2013, neither the Company nor its subsidiaries have commercial bank credit facilities.  Consequently, we believe that cash necessary for future operations must be internally generated though our casino operations.  Cash flow at the Bull Durham Casino has been sufficient to fund operations and we believe that cash flow will be sufficient during the next twelve months to continue our operations.  From time to time, we have depended on funds received through debt and equity financing to address operating shortfalls and capital requirements.  We have also relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future if necessary, as there is no legal obligation on these parties to provide such loans.

The report of the independent accountant that audited the Company's financial statements for the year ended June 30, 2013 includes a qualification that the Company may not continue as a going concern.  In that event, the Company might be liquidated and its assets sold to satisfy any claims of creditors.  See Note 1 to the financial statements attached to this report for a more complete description of this contingency.

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

On November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At June 30, 2013 the balance of the Note was $291,812.

On March 22, 2010, we consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement requires monthly principal and interest payments of $1,911 beginning on April 1, 2010, and extended the maturity date of the Note to April 1, 2013.  As of June 30, 2013 the balance of the Note was $143,970.  As of the date of this report, the Note has not been paid or further modified and is considered to be in default.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in the net loss from discontinued operations in the consolidated statements of operations for the year ended June 30, 2013.

At June 30, 2013 the Company had cash and cash equivalents of $238,566, which is primarily utilized in our casino operation.  Pursuant to state gaming regulations, casinos are required to maintain cash balances sufficient to pay potential jackpot awards.  Our cash balances at June 30, 2013 were in excess of funds required by gaming regulations.

Our working capital deficit increased by $1,175,389 to a working capital deficit of $(2,028,038) at June 30, 2013 from a working capital deficit of $(852,649) at June 30, 2012.  The working capital deficit is primarily due to mortgage debt associated with the Bull Durham casino now due or maturing within one year as discussed above, the 8% convertible debt maturing in October 2013 and February 2014, the 5% convertible debt maturing in July and August 2013, the short-term portion of our loan participation obligations, and the operating lease liability resulting from the closure of the Doc Holliday Casino operation on June 13, 2013.

Cash provided by operating activities was $39,743 for the year ended June 30, 2013.  For the year ended June 30, 2012, $(22,284) was used in operating activities.  The increase in cash provided by operating activities for the year ended June 30, 2013 primarily reflects the improved operating loss from continuing operations for the year ended June 30, 2013 over the year ended June 30, 2012.

Cash used in investing activities was $(18,091) for the year ended June 30, 2013, and represents purchases of improvements and gaming assets of $19,291 and the proceeds of $1,200 realized on the sale of certain gaming equipment from the Doc Holliday Casino, which is included in discontinued operations.  On June 22, 2012, the Company advanced a loan to Georgia Healthcare REIT, Inc., a Georgia corporation (“Georgia REIT”) in the original principal amount of $500,000 plus interest at the rate of 5% per annum, interest payable monthly, with the total outstanding principal balance due on June 30, 2013.  The Note is secured by a stock pledge agreement covering 100% of the issued and outstanding shares of membership interest of Georgia REIT.  On March 13, 2013 this Note was assumed by West Paces Ferry Healthcare REIT, Inc., a Georgia corporation (“West Paces”).  All rights and obligations under the Note were assumed by West Paces.  As of the date of this report, the Note has not been paid and is in default due to its maturity.  It is anticipated that the Note will be absorbed as an intercompany item upon the completion of the split-off of the casino assets and the proposed acquisition of West Paces, although it cannot be assumed the transaction will be completed.  In addition, during the year ended June 30, 2012 we purchased $82,228 of gaming and security equipment.

Cash used in financing activities was $(275,285) for the year ended June 30, 2013, and generally represents payments on our debt and loan participation obligations, as well as dividend payments on our Series D Preferred stock.  In addition, we received $55,000 of additional funding associated with our loan participation obligation as discussed above.  For the year ended March 31, 2012 cash provided from financing activities was $565,503, and generally represents proceeds from the sale of 8% Convertible debt, principal payments on our long-term debt and participation obligations, as well as dividend payments on our Series D Preferred Stock.

Due to capital constraints, we have no plans for significant acquisitions of gaming equipment for the year ended June 30, 2014.  We intend to continue to focus on upgrading our current gaming equipment, as well as work with our equipment suppliers to provide new equipment with limited cash outlays.  However, should those capital restraints ease we will reassess our gaming equipment plans.

In March 2008, we completed a private offering of 700,000 shares of Series D Preferred stock with a stated value of $1.00 per share.  The preferred stock is redeemable at any time only at the option of the Company.  At the option of the holder, each preferred share is convertible to one share of the Company’s common stock.  Holders of our Series D Preferred Stock are entitled to receive dividends at the rate of 8% per year, declared quarterly and payable the 15th day of April, July, October and January of each year.  Dividends of $14,000 declared on June 30, 2013 were subsequently paid in July 2013, and are included in accrued expenses on the accompanying consolidated balance sheet at June 30, 2013.  All other dividends declared have been paid.

During the year ended June 30, 2011 we completed a private offering of securities consisting of $120,000 in 5% Unsecured Convertible Debentures.   Any Debentures not converted will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. As of June 30, 2013 a total of $6,648 of interest has been accrued on these notes and is included in accrued interest on the accompanying consolidated balance sheet.  The Debentures are convertible, at anytime at the option of the investor, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred.  The Debentures will automatically convert into shares of Series E Preferred Stock under certain circumstances.  On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s Series E

Convertible Preferred Stock, which were concurrently converted into shares of common stock.  As a result, 110,014 shares of common stock were issued to the investor.  Then, on October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s Series E Convertible Preferred Stock, which were concurrently converted into shares of common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.  On August 27, 2013 the holder of the two remaining notes with a combined principal balance of $50,000 agreed to extend the maturity date of the notes to September 30, 2013. and has subsequently converted those notes into shares of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission regulation S-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, including estimates of liabilities incurred under customer rewards programs, liabilities for the remaining term of the Doc Holliday real estate lease, the value of share based compensation transactions, the value of common stock purchase warrants, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

The financial statements of West Paces Ferry Healthcare REIT, Inc. and subsidiary, Dodge NH, LLC required by Regulation S-X and Form 8-K as well as the financial statements of its significant lessee Eastman Healthcare and Rehab LLC required by Section 2340 of the Financial Reporting Manual will be filed as Form 8-K/A within the time prescribed by Form 8-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, our principal executive and financial officer have determined that our disclosure controls and procedures are not effective.  However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Clifford L. Neuman	65	President & Director	1997
Pete Bloomquist	56	Secretary & Director	2005
Todd Huss	61	Chief Financial Officer	2006
A. Leonard Nacht	83	Director	2012

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

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended June 30, 2013 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.

During fiscal 2013 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

The compensation advisory committee did not meet during fiscal 2013.  The compensation advisory committee:

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

Of the three directors, Mr. Neuman would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Clifford L. Neuman, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2014.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for Messrs. Bloomquist, Neuman and Nacht who each failed to file one report covering one transaction in a timely manner. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

It is expected that the compensation of the executives in fiscal 2014, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Components of Compensation. For the year ended June 30, 2013, the President & CEO received no base salary but rather was compensated on the basis of legal services which he performed for the Company in his capacity as legal counsel to the Company.  For the year ended June 30, 2013, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman, President & CEO	2013	$-0-	-0-	$24,500	-0-	-0-	-0-	-0-	$24,500
	2012	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
	2011	$-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000

(1)  Mr. Neuman receives no compensation for his services as President & CEO.  He provides legal services to the Company, for which he was paid fees for services in the amount of $86,290.25 for the fiscal year 2013; $77,684.95 for the fiscal year 2012; and, $59,723.62 for the fiscal year 2011.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford L. Neuman	0	$0	0	0	0	0	$0
Pete Bloomquist	0	$24,500	0	0	0	0	$24,500
A. Leonard Nacht	0	$24,500	0	0	0	0	$24,500

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of June 30, 2013, no options were outstanding under the Plan and all  options to purchase  shares of Common Stock have expired.  No shares were available for future option grants.

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

The following table sets forth, as of September 30, 2013  the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford L. Neuman (2) 1507 Pine Street Boulder, Colorado 80302	762,273	10.51

	Pete Bloomquist (3)
	3600 Christy Ridge
	Sedalia, CO 80135	312,897	4.31

	Todd Huss
	6565 S. Syracuse Way #2507	130,605	1.80
	Centennial, CO 80111

	A. Leonard Nacht (4) 10040 E. Happy Valley Rd. # 417	1,048,400	14.46
	Scottsdale, AZ 85255

	All Officers and Directors as a Group (4 Persons)	2,254,175	31.10

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 712,273 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.
(3)	Includes 261,417 shares owned individually, 51,480 shares owned of record by the Bloomquist Family Partnership, of which Mr. Bloomquist is a General Partner and 50% equity holder.
(4)	Includes 73,800 shares owned by A. Leonard Nacht IRA and 17,100 shares owned by A. Leonard Nacht Trust.
(5)	Based on 7,246,978 shares issued and outstanding on August 28, 2013.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT FOLLOWING THE CHANGE OF CONTROL

The following table sets forth information with respect to the anticipated levels of beneficial ownership of our common stock owned after giving effect to the Reorganization by:

•	Each person who we know will be the beneficial owner of 5% or more of our outstanding common stock;
•	Each of our executive officers;
•	Each of our directors; and,
•	All of our executive officers and directors as a group.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)(7)

Common Stock	Clifford L. Neuman (2) 1507 Pine Street Boulder, Colorado 80302	762,273	7.35%

	A. Leonard Nacht (3) 10040 E. Happy Valley Rd. # 417	1,048,400	10.11%
	Scottsdale, AZ 85255

	Christopher & Connie Brogdon(4)	645,368	6.13%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, Ga. 30305

	John Joseph Sheehan, Jr.(5)	157,671	1.51%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, Ga. 30305

	Steven M. Bathgate (6)	1,012,154	9.47%
	5250 S. Roslyn # 400
	Greenwood Village, CO 80111

	Philip S. Scarborough	56,157	0.05%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	All Officers and Directors as a Group (4 Persons)	1,861,213	17.05%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 712,273 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director.

(3) (4) (5)

Includes 73,800 shares owned by A. Leonard Nacht IRA and 17,100 shares owned by A. Leonard Nacht Trust

Includes warrants exercisable to purchase 50,000 shares at $0.50 per share and warrants exercisable to purchase an additional 100,000 shares at $0.75 per share.

Includes warrants exercisable to purchase 25,000 shares at $0.50 per share and warrants exercisable to purchase an additional 50,000 shares at $0.75 per share.

(6)

Includes warrants exercisable to purchase 140,000 shares at $0.50 per share and warrants exercisable to purchase an additional 150,000 shares at $0.75 per share.  Also includes warrants exercisable to purchase 34,000 warrants at $0.75 per share owned of record by GVC Partners, LLC, of which Mr. Bathgate is a Managing Member, but as to which Mr. Bathgate disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(7)	Based on 10,365,553 shares issued and outstanding on October 1, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In June, 2013, Messrs. Neuman, Nacht and Bloomquist were granted restricted stock awards consisting of 25,000 shares each for services as officers and directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its current accountant, for each of the last two fiscal years:

	2013	2012
Audit Fees	$59,700	$57,000
Tax Fees	-0-	-0-
All Other Fees	0	-0-

Total	$59,700	$57,000

The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5

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

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos U.S.A., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October ___, 2002 between Global Casinos, Inc. and Casinos, U.S.A., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos U.S.A., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos U.S.A., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
*	31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation
*	101.DEF	XBRL Taxonomy Extension Definition
*	101.LAB	XBRL Taxonomy Extension Labels
*	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.

*

Filed herewith

**

furnished, not filed.

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012

3.	Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012

4.	Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 2013 and 2012

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Global Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Global Casinos, Inc. and Subsidiaries (Company) as of June 30, 2013 and 2012, and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the two years ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Casinos, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the two years ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, the Company has suffered significant losses, and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Notes 1 and 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
October 11, 2013

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012

ASSETS

Current Assets
Cash and cash equivalents	$ 238,566	$ 492,199
Accrued gaming income	231,204	234,883
Inventory	8,496	24,481
Prepaid expenses and other current assets	16,317	51,835
Total current assets	494,583	803,398

Note receivable, West Paces Ferry Healthcare REIT	500,000	500,000

Land, building and improvements, and equipment:
Land	517,950	517,950
Building and improvements	4,139,475	4,138,220
Equipment	3,248,839	3,266,252
Total land, building and improvements, and equipment	7,906,264	7,922,422
Accumulated depreciation	(5,694,141)	(5,379,369)
Land, building and improvements, and equipment, net	2,212,123	2,543,053

Goodwill	-	-

Total assets	$ 3,206,706	$ 3,846,451

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2013	June 30, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 141,911	$ 94,002
Accounts payable, related parties	37,180	12,641
Accrued expenses	294,694	279,351
Accrued interest	125,811	64,817
Other current liabilities	94,734	125,147
Joint venture obligation	23,605	23,605
Current portion of lease liability	461,927	-
Current portion of long-term debt	532,876	861,999
Current portion of loan participation obligations	48,366	194,485
Current portion of convertible debt, 2013 5%	50,000	-
Current portion of convertible debt, 2013 8%, net of discount of $138,483 and $-0-	711,517	-
Total current liabilities	2,522,621	1,656,047
Long-term debt, less current portion	-	-
Loan participation obligations, less current portion	161,068	-
Convertible debt, less current portion, 2013 5%	-	120,000
Convertible debt, 2013 8%, less current portion, net of discount of $-0- and $526,633	-	323,367
Lease liability, less current portion	436,291	-
Total liabilities	3,119,980	2,099,414
Commitments and contingencies
Stockholders' equity:
Preferred stock: 10,000,000 shares authorized
Series A - no dividends, $2.00 stated value, non-voting, 2,000,000 shares authorized, 200,500 shares issued and outstanding
	401,000	401,000
Series B - 8% cumulative, convertible, $10.00 stated value, non-voting, 400,000 shares authorized, no shares issued and outstanding	-	-
Series C - 7% cumulative, convertible, $1.20 stated value, voting, 600,000 shares authorized, no shares issued and outstanding	-	-
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting, 1,000,000 shares authorized, 700,000 shares issued and outstanding	700,000	700,000
Series E - convertible, $0.25 stated value, non-voting 600,000 shares authorized, no shares issued and outstanding
	-	-
Common stock - $0.05 par value; 50,000,000 shares authorized; 7,246,978 and 6,851,488 shares issued and outstanding	362,350	342,575
Additional paid-in capital	15,294,583	15,110,935
Accumulated deficit	(16,671,207)	(14,807,473)
Total equity	86,726	1,747,037
Total liabilities and stockholders' equity	$ 3,206,706	$ 3,846,451

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2013 and 2012

	2013	2012

Revenues:
Casino	$ 3,388,195	$ 3,323,818
Promotional allowances	(250,739)	(210,566)
Net Revenues	3,137,456	3,113,252

Expenses:
Casino operations	2,767,080	2,774,418
Operating, general, and administrative	381,800	410,728
(Gain) loss on asset disposals	-	9,852
	3,148,880	3,194,998

Operating loss from continuing operations	(11,424)	(81,746)

Other income (expense):
Interest	(502,699)	(375,781)
Settlement of debt	-	-
Loss from continuing operations	(514,123)	(457,527)
Loss from discontinued operations	(1,292,833)	(387,744)
Net loss before provision for income taxes	(1,806,956)	(845,271)
Income taxes	-	-

Net loss	(1,806,956)	(845,271)

Series D Preferred dividends	(56,778)	(56,933)
Net loss attributable to common shareholders	$ (1,863,734)	$ (902,204)

Loss per common share:
Basic and diluted net loss per share from continuing operations	$ (0.07)	$ (0.07)
Basic and diluted net loss per share from discontinued operations	$ (0.18)	$ (0.06)
Basic and diluted net loss per share	$ (0.26)	$ (0.13)

Weighted average shares outstanding:
Basic and diluted	7,087,103	6,818,616

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
July 1, 2011 through June 30, 2013
	SERIES A		SERIES D
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total
Balance as of June 30, 2011	200,500	$ 401,000	700,000	$700,000	6,798,488	$339,925	$14,203,225	$(13,905,269)	$1,738,881
Allocation of beneficial conversion feature, 8% convertible debt							410,800		410,800
Allocation of common stock purchase warrants issued in private placement of 8% convertible debt							475,800		475,800
Common stock issued under loan participation agreement					53,000	2,650	21,110		23,760
Series D Preferred dividends								(56,933)	(56,933)
Net loss								(845,271)	(845,271)
Balance as of June 30, 2012	200,500	$ 401,000	700,000	$ 700,000	6,851,488	$342,575	$ 15,110,935	$ (14,807,473)	$1,747,037
Common stock issued upon conversion of 5% Notes					310,490	15,525	62,098		77,623
Common stock purchase warrants issued in connection with loan participation obligation							42,500		42,500
Common stock issued to directors and administration for services					85,000	4,250	79,050		83,300
Series D Preferred dividends								(56,778)	(56,778)
Net loss								(1,806,956)	(1,806,956)
Balance as of June 30, 2013	200,500	$401,000	700,000	$700,000	7,246,978	$ 362,350	$ 15,294,583	$ (16,671,207)	$86,726

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,806,956)	$ (845,271)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	718,133	591,567
Impairment of equipment	21,405	-
Recognition of lease liability	898,218	-
Stock based compensation	83,300	-
Warrants issued to loan participant for financing fee	42,500	-
Warrants issued to convertible debt placement agent	-	110,300
Loan participation fees paid with common stock	-	23,760
(Gain) loss on disposals of fixed assets	(2,368)	9,852
Gain on settlement of debt	(95,667)	-
Changes in operating assets and liabilities
Accrued gaming income	3,679	40,542
Inventories	15,985	(1,380)
Other current assets	35,518	(20,670)
Accounts payable and accrued expenses	87,791	(40,982)
Joint venture obligation	-	(2,145)
Accrued interest	68,617	49,447
Other current liabilities	(30,412)	62,696

Net cash provided by (used in) operating activities	39,743	(22,284)

CONTINUED ON FOLLOWING PAGE

The accompanying notes are an integral part to these consolidated financial statements

CONTINUED FROM PREVIOUS PAGE

GLOBAL CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Note Receivable – West Paces Ferry Healthcare REIT	-	(500,000)
Purchases of building improvements and equipment	(19,291)	(82,228)
Proceeds from sale of fixed assets	1,200	-
Net cash used in investing activities	(18,091)	(582,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds upon issuance of convertible debt	-	850,000
Principal payments on long-term debt	(233,456)	(196,762)
Proceeds upon issuance of loan participation	55,000	-
Payments on loan participation obligations	(40,051)	(30,802)
Payment of Series D preferred stock dividends	(56,778)	(56,933)

Net cash provided by (used in) financing activities	(275,285)	565,503

Net decrease in cash	(253,633)	(39,009)
Cash at beginning of period	492,199	531,208

Cash at end of period	$ 238,566	$ 492,199

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 81,724	$ 92,383
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment financing obligations	$ -	$ 132,248
Accrued and unpaid dividends on Series D preferred stock	$ 14,156	$ 14,156
Conversion of 5% Notes and accrued interest	$ 77,622	$ -
Allocation of fair value of warrants to convertible debt	$ -	$ 365,500
Allocation of beneficial conversion feature to convertible debt	$ -	$ 410,800

The accompanying notes are an integral part to these consolidated financial statements

GLOBAL CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

As of June 30, 2013, the Company’s operating subsidiaries were Casinos USA, Inc. ("Casinos USA,” a Colorado corporation), which owns and operates the Bull Durham Saloon and Casino ("Bull Durham"), located in the limited stakes gaming district of Black Hawk, Colorado, and Doc Holliday Casino II, LLC (a Colorado limited liability company), which operates the Doc Holliday Casino (“Doc Holliday”), located in the limited stakes gaming district of Central City, Colorado.

Effective June 13, 2013 the Company closed its Doc Holliday Casino due to its continuing operating losses and negative cash flows.  The casino is subject to an operating lease that expires in July 2015.  Management has no plans to continue operating the casino, and as such the operations of the casino are presented as discontinued operations in the accompanying consolidated statements of operations for each of the years ended June 30, 2013 and 2012.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered significant losses primarily attributable to the Doc Holliday Casino operations since its purchase in 2008, and has working capital deficits at June 30, 2013, that raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and generate revenues and profits from operations.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans addressing the going concern are discussed in Note 15 – Definitive Agreements regarding the proposed split-off of its casino assets and the proposed acquisition of West Paces Ferry Healthcare REIT, Inc.

Presentation and Comparability

Certain amounts from previously reported periods have been reclassified to conform to the current period presentations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, liabilities resulting from the remaining term of the Doc Holliday real estate lease, the value of share based compensation transactions, the value of debt and equity instruments, the future obligations resulting from promotional activities, the long-term viability of the business, the future impact of gaming regulations, and future obligations under various tax statutes.  Actual results may differ from estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivables.  At June 30, 2013, the Company had no cash or cash equivalents in financial institutions in excess of FDIC deposit insurance coverage.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  The Company's financial instruments include cash, accrued gaming income, notes receivable, accounts payable, accrued expenses, lease liabilities, other current liabilities and long-term debt obligations.  Except for lease liabilities and long-term debt obligations, the carrying value of financial instruments approximated fair value due to their short maturities.

The carrying value of all long-term debt obligations approximated fair value because interest rates on these instruments are similar to quoted rates for instruments with similar risks.  The carrying value of the lease liability was estimated based on current market considerations.

Cash and Cash Equivalents

Cash consists of demand deposits and vault cash used in casino operations.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accrued Gaming Income

Gaming income represents the difference between the cash played by customers, and the cash paid out by the casino machines.  On a regular basis, the cash representing the casino’s revenue is pulled from the machines and deposited.  However, this process does not always occur at the end of the last business day of the month.  Accrued gaming income represents the amount of revenue (cash) in the machines that has not yet been pulled and deposited at the end of the reporting period.  At June 30, 2013 and June 30, 2012, $231,204 and $234,883 of income, respectively, was accrued and recorded as a current asset.

Inventories

Inventories primarily consist of food and beverage supplies and are stated at the lower of cost or market. Cost is determined by the specific-cost method.

Land, Building and Improvements, and Equipment

Land, building and improvements, and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives.  The building is depreciated over 31 years, and improvements and equipment are depreciated over five to seven years.  Depreciation expense for the years ended June 30, 2013 and 2012 was $329,983 and $341,900, respectively.

Upon the closing of the Doc Holliday Casino on June 13, 2013 the equipment previously used in gaming activities was evaluated for fair value.  The fair value of the equipment was determined to be impaired by approximately $21,400 assuming managements’ best estimates of what might be received in a sale or sales to interested third parties, or in some cases what scrap value may be realized in components of the asset.  Management has not yet developed a plan of disposal for these assets.  The net carrying value of the equipment was estimated to be $42,780 after the impairment charge and is included the Company’s land, building and improvements, and equipment in the accompanying consolidated balance sheet at June 30, 2013.

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

As of June 30, 2011, all the goodwill resulting from the acquisition of the Doc Holliday Casino in March 2008, was deemed impaired.

Casino Chips and Tokens

Gaming chips and tokens are accounted for from the time the casino receives them even though they may not yet be issued and are held in reserve.  The chip and token float is determined by the difference between the total amounts of chips and tokens placed in service and the actual inventory of chips and tokens held by the casino at any point in time. The chip and token float of $94,734 and $77,196 for the years ended June 30, 2013 and 2012, respectively, is included in other current liabilities.

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

Advertising & Marketing Costs

The Company expenses all advertising costs as they are incurred.  Advertising and marketing costs were $559,439 and $556,161 for the years ended June 30, 2013 and 2012, respectively.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment.  A valuation allowance is established against deferred tax assets when management concludes that the "more likely than not" realization criteria has not been met.  Interest and penalties related to uncertain tax positions are recognized as income tax expense.

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

Potentially dilutive shares of 4,615,000 were not included in the calculations of diluted earnings per share for the year ended June 30, 2013, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent stock purchase warrants and shares issuable upon conversion of debt and preferred stock.  Potentially dilutive shares of 4,970,000 were not included in the calculations of diluted earnings per share for the year ended June 30, 2012, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent out of the money stock options and stock purchase warrants, and shares issuable upon conversion of debt and preferred stock.

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

Comprehensive Income

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 220, “Comprehensive Income,” provides guidance for reporting and display of comprehensive income, its components and accumulated balances.  For the years ended June 30, 2013 and 2012, there were no differences between reported net income and comprehensive income.

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

2.     NOTE RECEIVABLE

On June 22, 2012, the Company advanced a loan to Georgia Healthcare REIT, Inc., a Georgia corporation (“Georgia REIT”) in the original principal amount of $500,000 plus interest at the rate of 5% per annum, interest payable monthly, with the total outstanding principal balance due on September 30, 2013.  The Note was secured by a stock pledge agreement covering 100% of the issued and outstanding shares of membership interest of REIT.

On March 13, 2013 the Note was assumed by West Paces Ferry Healthcare REIT, Inc., a Georgia corporation (“West Paces”).  All rights and obligations under the Note were assumed by West Paces.  On June 30, 2013 the Note’s maturity date was extended to June 30, 2014.  It is anticipated that the Note will be absorbed as an intercompany item upon the completion of the split-off of the casino assets and the proposed acquisition of West Paces.

Further discussion of this transaction is included in Note 15 “Definitive Agreements.”

At June 30, 2013 and 2012 a total of $12,500 and $548, respectively, representing unpaid accrued interest on the Note is included in other current assets.  In April 2013, the Company received $13,048 representing partial payment of the interest due on the Note.

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

Also effective July 19, 2010 the Company and ImageDoc entered into a Registration Rights Agreement establishing the terms by which ImageDoc shall prepare and file a Registration Statement covering the spin-off to Global equity holders of the ImageDoc shares, which are the subject of the aforementioned Purchase Agreement.  The Company completed the purchase of all 2,566,000 shares of common stock and warrants exercisable to purchase an additional 400,000 shares of common stock of ImageDoc.  As of June 30, 2013 the warrants have not been exercised. No record date has been established for the spin-off of those shares and the distribution will not occur until such time a Registration Statement has been declared effective by the Securities Exchange Commission.

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

4.     GOODWILL

The Company’s goodwill as recorded in our Doc Holliday Casino reporting unit is comprised of the following:

Total Goodwill	$ 1,898,496
Impairment charges	(1,898,496)
Total Goodwill as of June 30, 2013	$ -

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

On March 22, 2010 the Company consummated an Allonge and Modification Agreement with the holder of a junior deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $176,540.  The agreement extended the maturity date to April 1, 2013, established an interest rate of 8% per annum, and requires monthly principal and interest payments of $1,911.  At June 30, 2013 the balance of the Note was $143,970.  As of the date of this report, the Note has not been paid or further modified and is considered to be in default.

On December 30, 2009 the Company consummated an Allonge and Modification Agreement with the holder of a second deed of trust note on the Bull Durham Casino.  Immediately prior to the modification the Note had a principal balance of $616,988.  The agreement required a principal pay down of $100,000, monthly principal and interest payments of $5,596 beginning on January 1, 2010, and extended the maturity date of the Note to December 31, 2010.  Additional annual pay downs of $50,000 due on or before December 31st, 2010, 2011 and 2012 would extend the maturity date one year from the pay down due date.  The Company made the $50,000 pay downs in 2010 and 2011, thereby extending the maturity date to December 31, 2012.  Effective November 9, 2012 a Second Allonge and Modification Agreement was consummated which waived the $50,000 principal pay down due on or before December 31, 2012 under the first Allonge and Modification Agreement, and established an annual $50,000 principal pay down due on or before December 31, 2013 and each year thereafter until the Note is paid in full.  Providing that the annual principal reductions are made and that the Note or Second Deed of Trust are not in default, the maturity date of the Note shall be extended to December 31, 2014 and thereafter shall be extended to December 31st each succeeding year automatically until all principal and accrued interest is paid in full.  At June 30, 2013 the balance of the Note was $291,812.

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

A note payable to the seller of Doc Holliday Casino acquired in March 2008, matured on March 31, 2009.  The note did not bear interest, however upon its maturity a default interest rate of 8% with interest payments due monthly became effective.  In October 2012 the note holder agreed to accept a lump sum payment in full satisfaction of the obligation, and on October 15, 2012 the Company paid the note holder $95,000 to extinguish this obligation which had a balance of $190,667 at the time of the settlement.  The resulting gain on the settlement of the note of $95,667 is included in loss from discontinued operations in the consolidated statements of operations for the year ended June 30, 2013.

At June 30, 2013, notes payable and long-term debt, exclusive of the Loan Participations discussed in Note 6, and convertible debt discussed in Note 7, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2013.	$ 291,812

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $1,911, matured April 1, 2013.

Junior mortgages payable to private lenders, collateralized by real estate, interest at 4%, monthly payments of $605.  Notes matured September 19, 2009.

143,970 97,094
Total notes payable and long-term debt	532,876
Less current portion	(532,876)
Long-term debt, net	$ -

At June 30, 2012, notes payable and long-term debt, exclusive of the Loan Participations, consisted of the following:

Junior mortgage payable to private lender, collateralized by real estate, interest at 8%, monthly payments of $5,596, maturing December 31, 2012.	$ 333,780

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

At June 30, 2013, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 31.6% interest in senior mortgage secured by real estate, monthly principal and interest payments of $5,800, due December 31, 2015.

$ 200,147
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265, due December 31, 2015.	9,287
Total loan participation obligations at June 30, 2013 Less current portion	209,434 (48,366)

Loan participations, long-term	$ 161,068

At June 30, 2012, loan participation obligations consisted of the following:

Participation obligation payable to unaffiliated third party with an undivided 34.7% interest in senior mortgage secured by real estate, monthly principal and interest payments of $4,417, plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.

$ 183,325
Participation obligation payable to director with and undivided 2.08% interest in senior mortgage secured by real estate, monthly principal and interest payments of $265 plus additional interest of 1% in 2010, 2% in 2011, and 3% in 2012, due December 31, 2012.	11,160
Total loan participation obligations at June 30, 2012	194,485
Less Current Portion	(194,485)
Loan Participations – Long Term	$ -

7.     CONVERTIBLE DEBT

5% Notes due 2013: On July 16, 2010, the Company’s board of directors approved a private offering of its securities consisting of up to $120,000 in 5% Unsecured Convertible Debentures (“Debentures”).  All $120,000 of debentures was sold in July and August 2010, and will mature and be due and payable in July and August 2013.  The principal amount of the Debentures accrue interest at the rate of 5% per annum and will be payable at the maturity date. The Debentures are convertible, at the option of the investor, at any time, into shares of the Company’s Series E Convertible Preferred Stock at a conversion price equal to $0.25 per share of Series E Preferred, which is in turn convertible into shares of common stock at the same price.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Debentures.  The Debentures will automatically convert into shares of Series E Preferred Stock immediately upon the Securities and Exchange Commission entering an order of effectiveness of a registration statement on Form S-1 to be filed by ImageDoc USA registering the distribution, in the nature of a spin-off, of shares of ImageDoc common stock held by the Company to the shareholders of the Company.

On October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s Series E preferred stock and then to shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest, into shares of the Company’s Series E preferred stock and then to shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.

As of June 30, 2013 a total of $50,000 of principal and $6,648 of accrued interest remained unconverted.  On August 27, 2013 the holder of the remaining notes agreed to extend the maturity date of the notes to September 30, 2013.

8% Notes due 2013 and Stock Purchase Warrants: On September 26, 2011 the Company’s Board of Directors approved a private offering of units of the Company’s securities of up to $720,000.  On February 2, 2012, the Company’s Board of Directors approved an increase of the private offering of up to $850,000.

Each unit consisted of an 8% Convertible Note and one Class A Warrant for each $1.00 in Note purchased.  The Class A Warrants are exercisable into shares of the Company’s common stock for a period of three years at an exercise price of $0.50 per share.  The price of the offering was the principal amount of the Note.  The Convertible Notes accrue interest at 8% per year, mature two years from the date of issuance with all principal and interest due at maturity.  At the option of the holder, or upon consummation of the split-off and stock purchase agreement as discussed elsewhere in this report, the Note principal and accrued interest are convertible to shares of the Company’s common stock at a conversion price of $0.50 per share.  In addition, for every $1.00 in Note principal converted, the holder will receive one additional share of Common Stock and two Class B Warrants, each exercisable for a period of three years at an exercise price of $0.75 per share.  As of March 31, 2013 none of the Notes have been converted.

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

For the year ended June 30, 2013, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $388,150.  For the year ended June 30, 2012, interest expense relating to the amortization of the debt discount for the fair value of the warrants and the beneficial conversion feature was $249,667.

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

Expected volatility

138%

Contractual term

3 years

Risk free interest rate

0.35%

Expected dividend rate

0%

In addition to the cash fees and warrant coverage for selling agent assisted sales, for each $100 of Notes converted, the agent would be entitled to an additional 10 shares of the company’s common stock and 20 Class B Warrants.  Each Class B Warrant is exercisable for a period of three years at an exercise price of $0.75 per share.  A contingency exists for this feature, the outcome of which cannot presently be determined.

A summary of all stock purchase warrant activity follows:

	Warrants	Weighted average Exercise Price
Balance at June 30, 2011	-
Issued	1,105,000	$0.50
Exercised	-
Expired	-
Balance at June 30, 2012	1,105,000	$0.50
Issued	60,000	$1.25
Exercised	-
Expired	-
Balance at June 30, 2013	1,165,000	$0.54

The weighted average contractual life of all outstanding stock purchase warrants is 1.53 years at June 30, 2013.

8.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share.  It does not bear dividends. The conversion privileges originally included with the stock have expired.  The preferred stock originally contained a mandatory redemption feature that required the Company to redeem the outstanding stock on May 31, 1995 at a rate of $2.00 per share.  On May 31, 1995, a majority of the preferred stockholders agreed to waive the mandatory redemption in consideration for a lower conversion price into common shares at $1.125 per share.  Subsequently, holders of 1,205,750 shares of Series A preferred stock converted their holdings into common stock.  The remaining 200,500 outstanding shares of Series A preferred stock are held by owners who chose not to participate in the revised offer and remain outstanding at June 30, 2013.  During the year ended June 30, 2005, the Company determined that the mandatory redemption feature expired due to the statute of limitations.  Accordingly, the Series A preferred stock was reclassified from current liabilities to stockholders' equity.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of June 30, 2013 there were no shares outstanding.

Series C Convertible Preferred Stock

In January 1999, the Board of Directors of the Company ratified the issuance of Series C preferred stock. The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of June 30, 2013 there were no shares outstanding.

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

Dividends of $14,156 were declared on June 30, 2013.  All quarterly dividends previously declared had been paid.

Series E Convertible Preferred Stock

On July 12, 2010, the Company’s Board of Directors approved an Amendment to the Articles of Incorporation of the Company to authorize a new series of preferred stock designated Series E Convertible Preferred Stock (“Preferred Stock”).  The Amended and Restated Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock authorized six hundred thousand (600,000) shares of the Company’s authorized Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of June 30, 2013, no shares of Series E Convertible Preferred Stock were outstanding.

Common Stock

The Company has authorized 50,000,000 shares of $0.05 par value common stock.

On June 28, 2013, the Company awarded an aggregate of 85,000 shares of common stock valued at $0.98 per share in consideration of services provided by the Company’s directors and administrative assistant.  As such, a total of $83,300 was charged to stock based compensation and is included in operating, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2013.

On October 31, 2012 a total of $45,000 of 5% Convertible Notes together with $5,119 of accrued interest was converted into shares of the Company’s Series E preferred stock and then to shares of the Company’s common stock.  As a result, 200,476 shares of the Company’s common stock were issued to the investors.

On July 24, 2012 an investor converted $25,000 of principal plus $2,503 of accrued interest on our 5% Convertible Notes, into shares of the Company’s Series E preferred stock and then to shares of the Company’s common stock.  As a result, 110,014 shares of common stock were issued to the investor.

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

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Doc Holliday Casino currently leases approximately 13,000 square feet of space used for its gaming activities, supporting offices and storage space for $25,362 per month under an operating lease that terminates in July 2015.  The lease requires the Casino to pay for all building expenses until the landlord secures additional tenants to occupy the remaining building space.  If the building is fully leased the Casino’s proportionate share will be equal to 32% of the total building expense burden.  The lease also provides for a credit against future monthly rent payments to the extent the total building expenses paid by the casino increase by more than 3% over a 2004 base year calculation (“floor”).  The total amount of building expenses expected to be in excess of the floor is estimated and capitalized on a monthly basis and reconciled to the actual allowable excess annual expenses in April each year.  The actual excess expenses are available for credit against rent payments beginning the following July each year under the lease.  At June 30, 2013 the total credit available to apply against future rent payments was approximately $48,000, and is included in lease liabilities at June 30, 2013.

On January 29, 2010 the landlord of the Doc Holliday Casino property agreed to a rent abatement in the total aggregate amount of $40,000 prorated over a six month term in the amount of $6,667 per month beginning in February, 2010 and continuing through July 2010.  In consideration of the rent abatement the Company agreed to replace all carpeting on the first floor of the premises, which was completed in February 2010, at a cost of approximately $29,000.  The amount of the rent abatement in excess of the cost of the carpet replacement, or approximately $11,000, was recorded as deferred rent and is included in lease liabilities at June 30, 2013.

On December 31, 2010 the Company and the landlord of the Doc Holliday Casino property agreed to amend the lease agreement noted above.  As a result, for the period commencing January 1, 2011 and ending December 31, 2011 the base rent was adjusted to $250,000, payable at a rate of $20,833 per month.  The amendment resulted in a monthly reduction of the base rent of approximately $4,500 per month during the abatement period.  The total rent abatement under the agreement of approximately $54,000 was recorded as deferred rent and is included in lease liabilities at June 30, 2013.  All existing agreements with respect to triple net expenses and the cap on the Company’s liability for annual increases in such expenses remained in effect for the lease period.  In consideration of the rent abatement, the Company agreed that the digital surveillance system installed on the premises would be deemed the sole and separate property of the landlord upon termination of the lease.  Upon closing of the casino on June 13, 2013 the value of the system was considered fully impaired, and as such has a $-0- book value at June 30, 2013.

Beginning January 1, 2012, the Company has continued to pay rent at the modified rate agreed to in 2011, with the acquiescence of the landlord but without a formal agreement extending the modification.

On June 13, 2013 the Company ceased its Doc Holliday Casino operations due to its continuing operating losses and negative cash flows.  Management is in discussions with the landlord to negotiate the remaining term on the lease, but no agreements have been reached as of the date of this report.  As such, a liability representing the present value of the contractual obligations remaining under the lease was recorded on the date of closing, or cease-use date.  The present values of those obligations were computed using a discount rate of 8% totaled $898,218, and are included on the accompanying consolidated balance sheet at June 30, 2013 as lease liabilities.  The related expense of $898,218 is included in discontinued operations for the year ended June 30, 2013 on the accompanying consolidated statement of operations at June 30, 2013.  The liability will accrete over the remaining term of the lease and will be adjusted for any changes in the lease obligations that may occur prior to its expiration in July 2015.  Rent expense for the years ended June 30, 2013 and 2012, net of applied monthly expense credits and including the lease liabilities was $1,075,560 and $235,288, respectively, and are included in loss from discontinued operations on the accompanying consolidated statements of operations.

Future minimum lease payments considering the rent abatement but before application of rent credits for the fiscal years ending June 30 are as follows:

2014	$ 304,344
2015	304,344
2016	25,362
Total	$ 634,050

10.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  With few exceptions, the statute of limitations is no longer open for U.S. federal income tax examinations for the year before June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised entirely of net operating loss carry-forwards.

For the years ended June 30, 2013 and 2012, the reconciliation between the statutory tax rate and the effective tax rate as a percentage is as follows:

	2013	2012
Statutory federal income tax rate Statutory state income tax rate	34% 4%	34% 4%
Effect of net operating loss carry-forward	(38)	(38)
	-%	-%

At June 30, 2013, the Company had net operating loss carry forwards of approximately $6,821,000 available to reduce future taxable income.  The net operating loss carry forwards expire in the years ending June 30 as follows:

2017	$ 518,000
2018	790,000
2019	1,985,000
2020	316,000
2021	985,000
2022	82,000
2029	30,000
2030	198,000
2031	327,000
2032	903,000
2033	687,000
$6,821,000

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carry forwards in the years following the change in ownership.  Therefore, the Company's utilization of its NOL carry forwards may be partially reduced as a result of changes in stock ownership.  No determination has been made as of June 30, 2013, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.  In addition, the Company has a limited history of earnings, and there is no guarantee of future earnings to offset the net operating loss carry forwards. The deferred tax asset resulting from the net operating loss carry forwards of approximately $2,592,000 is offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  The net increase in the valuation allowance was approximately $278,000 from June 30, 2012 to June 30, 2013, and results primarily from the increase in the taxable operating loss for the year ended June 30, 2013.

11.     STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Incentive Plan"), that allows the Company to grant incentive stock options and/or purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.

A summary of stock option activity is as follows:

	Number of Shares	Weighted average Exercise Price
Balance at June 30, 2011	135,000	$ 1.00
Granted	-
Exercised	-
Expired	-
Balance at June 30, 2012	135,000	$ 1.00
Granted	-
Exercised	-
Expired	135,000	$ 1.00
Balance at June 30, 2013	-

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

For the years ended June 30, 2013 and 2012, no options or warrants to purchase common stock were granted under the stock incentive plan, and as such we recorded no compensation expense under the requirements as discussed above.

12.     DISCONTINUED OPERATIONS

Effective June 13, 2013 the Company closed its Doc Holliday Casino due to its continuing operating losses and negative cash flows.  The casino is subject to an operating lease that expires in July 2015.  Management has no plans to continue operating the casino, and as such the operations of the casino are presented as discontinued operations in the accompanying consolidated statements of operations for each of the years ended June 30, 2013 and 2012.

Significant asset and liability balances included in the consolidated balance sheets attributable to the discontinued operations as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Assets:
Cash and cash equivalents	$ -	$258,688
Accrued gaming income	$ -	$85,435
Other current assets	$ -	$64,852
Equipment, net	$42,780	$140,644
Liabilities:
Accounts payable and accrued liabilities	$136,714	$114,968
Lease liabilities	$898,218	$ -
Other liabilities	$45,135	$139,082
Notes payable	$ -	$190,667

13.     RELATED PARTIES

An officer and director operates a law firm that provides legal services to the Company.  During the years ended June 30, 2013 and 2012, his billings to the Company totaled $108,472 and $93,750, respectively.  At June 30 2013 and 2012, amounts due to him were $35,805 and $7,891, respectively, and are included in accounts payable, related parties.

The Company contracts with an officer to provide management and accounting services to the Company.  During the years ended June 30, 2013 and 2012, his billings to the company for services were $34,000 and $34,750, respectively.  At June 30, 2013 and 2012, amounts due him were $1,375 and $4,750, respectively, and are included in accounts payable, related parties.

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

On September 30, 2013 the Company sold its gaming operations to the Company’s President & Director, and an outside director and an employee.  See “Subsequent Events” footnote for further information regarding this transaction.

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

As of June 30, 2013 the further development of the two games had been suspended.  Through June 30, 2013, the Company had made cash payments directly to or on behalf of GGT of $76,395 as part of the initial $100,000 cash capital payments required under the Agreement.  The remaining $23,605 obligation is recorded as a current liability pending the determination of any future activity of this joint venture.  As of June 30, 2013, GGT had no revenues.

15.     DEFINITIVE AGREEMENTS

Background

The Company previously announced that effective June 1, 2012 it entered into two material definitive agreements:

1) A Split-Off Agreement with Gemini Gaming, LLC (“Gemini”) to sell all of its gaming properties, interests and operations, including all assets and liabilities associated with the gaming operations (the “Split-Off Agreement”).  Gemini is controlled by Clifford Neuman, the Company’s President and Director, Pete Bloomquist, a Director, and Doug James, the General Manager of the Company’s two casinos: Bull Durham Casino and Doc Holliday Casino.

2) A Stock Purchase Agreement to acquire 100% of the outstanding equity securities of Georgia Healthcare REIT, Inc. (“Ga. REIT”) from its sole stockholder, Christopher Brogdon. (the “Ga REIT SPA”) for the sum of $100.

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

Sale of Convertible Notes and Warrants:

On September 23, 2013, the Company sold an aggregate of $255,000 in Units of its Securities in a private placement to ten accredited investors, each Unit consisting of a 10% Convertible Note (“Note”) and an aggregate of 63,750 warrants to purchase common stock. The Units were offered at a price equal to the principal amount of the Note. The Notes accrue interest at the rate of 10% per annum and are due and payable six months following the issue date.  If the Notes are not paid on or before the maturity date, they will be convertible, at the option of the holder, into shares of common stock of the Company at a conversion price of $0.25 per share.  The Notes are unsecured.

Each Warrant is exercisable for fifteen (15) months from the date of issuance to purchase one share of Common Stock at an exercise price of $1.00 per share.  Investors received one Warrant for every $4.00 in principal amount of Note purchased.

In addition, the Company paid a sales commission to one broker-dealer in the amount $12,750 which is equal to five percent (5%) of the aggregate offering price of the securities sold. In addition, the Company granted to the Placement Agent 25,500 Warrants identical to the Warrants issuable to investors as part of the Units.

The net proceeds from the sale of Units, after deducting the commission and expenses of the Offering, were $237,250 and will be used for general working capital as management determines necessary.

Completion of Split-off and Acquisition of REIT:

On September 19, 2013 the Colorado Gaming Commission approved the split-off of the Company’s gaming assets to Gemini Gaming, LLC (“Gemini”).  As a result, on September 30, 2013 the Company completed the sale of its gaming interests to Gemini for $962,373, and the acquisition of West Paces Ferry Healthcare REIT, Inc. (“WPF”), by purchasing all of the issued and outstanding shares of WPF common stock in consideration of an aggregate of $100 plus the elimination on consolidation of a $500,000 loan from the Company to WPF.  WPF owns a 65%

membership interest in Dodge, NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.

Concurrently with the consummation of the Split-Off and Stock Purchase, Clifford Neuman, Pete Bloomquist and Leonard Nacht resigned as Directors, and Mr. Neuman and Todd Huss resigned as executive officers of the Company.  Also concurrently, the Board of Directors of Global Casinos was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr.  The executive officers were also changed to consist of Mr. Brogdon as CEO and President and Steven Bathgate, as Secretary.

Also as a result of the consummation of the transactions, the Company’s $850,000 in outstanding Series 2011 8% Unsecured Convertible Notes, including principal and accrued and unpaid interest, automatically converted into (i) 2,804,462 shares of common stock and (ii) 1.7 million Class B Warrants, each exercisable to purchase an additional share of common stock at an exercise price of $0.75 per share.

Conversion of 5% Convertible Notes:

On September 30, 2013 a total of $50,000 of 5% Convertible Notes together with $7,278 of accrued interest was converted into shares of the Company’s Series E preferred stock and then to shares of the Company’s common stock.  As a result, 229,113 shares of the Company’s common stock were issued to the investors.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: October 15, 2013	By: __/s/ Christopher Brogdon Christopher Brogdon President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
__/s/ Christopher Brogdon	President & Director	October 15, 2013
Christopher Brogdon

_/s/ Steven Bathgate	Director	October 15, 2013
Steven Bathgate

_/s/ Clifford L. Neuman	Special Chief Financial Officer	October 15, 2013
Clifford L. Neuman

__(abstains) ______.	Director	October 15, 2013
John Sheehan, Jr.