Form 10-Q
period 2013-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2013-12-31
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from           to

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

3050 Peachtree Road, Suite 355, Atlanta, Georgia 30305

 (Address of Principal Executive Offices)

Issuer's telephone number:     (404) 549-4293

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [X  ]

As of December 23, 2013, the Registrant had 10,365,553 shares of its Common Stock outstanding.

1

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of September 30, 2013 (unaudited)	2

	Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and from March 13, 2013 (Date of Inception) through September 30, 2013 (unaudited)	4

	Consolidated Statement of Changes in Equity (Deficit) for the Period from March 13, 2013 (Date of Inception) through September 30, 2013 (unaudited)	5

	Consolidated Statement of Cash Flows for the Period from March 13, 2013 (Date of Inception) through September 30, 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	20
	Results of Operations	41
	Liquidity and Capital Resources	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls & Procedures	43

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2013

(Unaudited)

ASSETS

Property and Equipment
Land	$ 50,000
Land Improvements	200,000
Buildings and Improvements	4,230,100
Furniture, Fixtures and Equipment	400,000
4,880,100
Less Accumulated Depreciation	(242,917)
Property and Equipment, net	4,637,183

Cash and Cash Equivalents	270,456
Advances from Related Parties	481,055
Advance Receivable	350,000
Restricted Cash	201,138
Note Receivable	600,148
Other Assets, net	89,520
Straight Line Rent Adjustment	27,000
Goodwill	1,400,454
Total Assets	$ 8,056,954

LIABILITIES AND EQUITY

Liabilities
Accounts Payable and Accrued Liabilities	$ 171,981
Convertible Notes Payable, net	240,752
Notes Payable	5,235,055
Lease Security Deposit	25,000
Total Liabilities	5,672,788

Equity
Preferred Stock: 10,000,000 Shares Authorized
Series A - No Dividends, $2.00 Stated Value, Non-Voting, 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000
Series B - 8% Cumulative, Convertible, $10.00 Stated Value, Non-Voting, 400,000 Shares Authorized, No Shares Issued and Outstanding	-
Series C - 7% Cumulative, Convertible, $1.20 Stated Value, Voting, 600,000 Shares Authorized, No Shares Issued and Outstanding	-
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting, 1,000,000 Shares Authorized, 700,000 Shares Issued and Outstanding	700,000
Series E - Convertible, $0.25 Stated Value, Non-Voting, 600,000 Shares Authorized, No Shares Issued and Outstanding	-
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized; 10,365,553 Shares Issued and Outstanding	518,279
Additional Paid-In Capital	1,122,639
Accumulated Deficit	(256,035)
2,485,883
Non-Controlling Interests	(101,717)
Total Equity	2,384,166
Total Liabilities and Equity	$ 8,056,954

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND FROM MARCH 13, 2013 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

(Unaudited)

	Three Months Ended September 30, 2013	March 13, 2013 (date of inception) through September 30, 2013

Revenue
Rental Revenue	$ 140,000	$ 303,333

Expenses
General and Administrative	28,353 -	112,337
Bad Debt		108,182
Depreciation	48,584	105,264
	76,937	325,783

Income (Loss) from Operations	63,063	(22,450)

Other (Income) Expense
Interest Expense, net	118,522	269,191

Net Loss	(55,459)	(291,641)

Net Loss Attributable to Non-Controlling Interests	9,173	78,578

Net Loss Attributable to Global Healthcare REIT, Inc.	(46,286)	(213,063)

Series D Preferred Dividends	(14,311)	(45,778)

Net Loss Attributable to Common Stockholders	$(60,597)	$ (258,841)

Net Loss Attributable to Common Stockholders -
Basic and Diluted	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	7,281,629	7,262,493

See accompanying notes to these unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN  EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 13, 2013 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total	Non-controlling Interests	Total Equity

Balances, March 13, 2013 (Date of Inception)	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Acquisition of Controlling Interest in Dodge NH, LLC	-	-	-	-	-	-	-	-	(42,972)	(42,972)	(23,139)	(66,111)

Issuance of Common Stock for Subscriptions Receivable	-	-	-	-	1,000	100	(100)	-	-	100	-	100

Effect of Reverse Acquisition	200,500	401,000	700,000	700,000	10,364,553	518,179	100	1,168,417	-	2,787,596	-	2,787,596

Series D Preferred Dividends	-	-	-	-	-	-	-	(45,778)	-	(45,778)	-	(45,778)

Net Loss	-	-	-	-	-	-	-	-	(213,063)	(213,063)	(78,578)	(291,641)

Balances, September 30, 2013	200,500	$ 401,000	700,000	$ 700,000	10,365,553	$518,279	$ -	$1,122,639	$(256,035)	$2,485,883	$ (101,717)	$2,384,166

See accompanying notes to these unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 13, 2013 (DATE OF INCEPTION)

THROUGH SEPTEMBER 30, 2013

(Unaudited)

Cash Flows from Operating Activities
Net Loss	$ (291,641)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	105,264
Amortization	25,232
Allowance for Doubtful Accounts	108,182
Increase in Straight Line Rent Adjustment	(10,000)
Changes in Operating Assets and Liabilities:
Restricted Cash	(1,138)
Accounts Payable and Accrued Liabilities	130,001
Deferred Revenue	(22,500)

Net Cash Provided by Operating Activities	43,400

Cash Flows from Investing Activities
Acquisition of Dodge NH, LLC - Controlling Interest,
Net of Cash Acquired in Reverse Acquisition	254,680

Net Cash Provided by Investing Activities	254,680

Cash Flows from Financing Activities
Payments on Notes Payable	(31,157)
Net Advances from / to Related Parties	(7,655)
Net Cash Used in Financing Activities	(38,812)

Net Increase in Cash and Cash Equivalents	259,268

Cash and Cash Equivalents, Beginning	11,188

Cash and Cash Equivalents, Ending	$ 270,456

Supplemental Cash Flow Information
Cash Paid for Interest	$ 215,303

See accompanying notes to these unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Healthcare REIT, Inc. (the “Company”), formerly known as Global Casinos, Inc., is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Consolidation

The Company was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).

The Company intends to elect in 2014, and we believe we are operating so as to qualify, as a REIT under section 856 through 859 of the Internal Revenue Code of 1986, as amended.

The Company plans to change its year-end from June 30, 2013 to December 31, 2013.

Acquisition of West Paces Ferry Healthcare REIT, Inc. (WPF)

On September 30, 2013, Global Healthcare REIT, Inc. (Global) acquired all of the outstanding common stock of WPF in consideration of $100.  WPF is an LLC which owns a 65% membership interest in Dodge NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the largest of each of the combined entities.  Accounting principles generally accepted in the United States generally require that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.  The results of operations of Global have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of WPF are presented as the historical financial statements of the Company.

Acquisition of Dodge NH, LLC

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge), on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 11.  The remaining 35%

of Dodge is owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 6) to acquire the facility on July 1, 2012.  Dodge Investors represents the “non-controlling” interest in these consolidated financial statements.

All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included.  Operating results for the three months ended September 30, 2013 and from March 13, 2013 (date of inception) through September 30, 2013 are not necessarily indicative of the results that may be expected for the period from March 13, 2013 (date of inception) through December 31, 2013.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s current report on Form 8-K/A filed on December 17, 2013 and the Company’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, and the value of debt and equity instruments.  Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Escrow Account

Funds accumulated in the restricted cash - escrow account total $201,138 at September 30, 2013, and are restricted for uses described more fully in Note 5.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the original property and equipment owned by Dodge are stated at historical cost as held by Dodge on the date of acquisition.  Any subsequent betterments and improvements will also be stated at historical cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Upon sale, retirement or other disposition of an asset, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.  Estimated useful lives of the assets are summarized as follows:

Land Improvements	15 years
Building and Improvements	30 years
Furniture, Fixtures and Equipment	10 years

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property may not be recoverable, the Company reviews the asset for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Advances To and From Related Parties

The Company will periodically advance cash to and from various related parties as a part of the normal course of business.  The Company plans to monitor these advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances or writes off the account directly, when indisputable factors are present that indicate the related party will not be able to repay the advance.

Note Receivable

The Company evaluates its note receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the note’s effective interest.  If the measure of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the loan.  Amortization expense for the three month period ended September 30, 2013 and the period from March 13, 2013 to September 30, 2013 totaled $10,646 and $23,066, respectively.  Accumulated amortization totaled $53,228 as of September 30, 2013.  Amortization of this intangible asset is expected to total approximately $42,600, per year through the maturity date of the Colony Bank loan.

Deferred Lease Incentive

Dodge provided the lessee with an incentive to execute the lease on July 1, 2012, valued at $20,000.  This amount has been capitalized and is being amortized over the life of the lease.  Amortization of this intangible asset is expected to total approximately $4,000, per year through the initial term of the lease.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired.   Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.   Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The second step, if necessary, measures the amount of impairment, if any. Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  No goodwill impairment losses have been reported during the periods presented.

Revenue Recognition

Rent from the Dodge facility is usually received and recognized as revenue by the Company in the month to which it relates.  The Dodge lease is subject to annual escalations of the minimum monthly rent required under the lease.  The accompanying financial statements reflect rental income on a straight-line basis over the term of the lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected as a long-term asset and totaled $27,000 as of September 30, 2013.  Adjustments to reflect rent income on a straight line basis totaled $3,000 for the three month period ended September 30, 2013 and $10,000 for the period from March 13, 2013 through September 30, 2013.

Income Taxes

To qualify as a REIT, the Company must meet a number of organizational and operational requirements including a requirement that it distribute at least 90% of its taxable income to its stockholders.  As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. The Company intends to qualify as a REIT beginning in 2014 and, accordingly, no provision for income taxes has been included in the accompanying consolidated financial statements.  The Company may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options, warrants, and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 3,714,250 were not included in the calculations of diluted earnings per share for the periods ended September 30, 2013, as their inclusion would have been anti-dilutive due to the loss recorded for the periods, and represent stock purchase warrants and shares issuable upon conversion of preferred stock.

Comprehensive Income

For the periods presented, there were no differences between reported net income and comprehensive income.

2.  REVERSE ACQUISTION

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100 .  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the larger of the combined entities. Accounting principles generally accepted in the United States generally require that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer and Global the accounting acquiree.

The fair value of the consideration effectively transferred is based on what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.  The fair value effectively transferred should be based on the most reliable measure.  The quoted market price of the Company’s shares provide a more reliable basis for measuring the fair value consideration than the estimated fair value of the share in WPF, as WPF’s shares were privately-held.

Prior to the transaction, the accounting acquiree had 10,365,553 shares of common stock outstanding of which WPF’s shareholders owned 13% and the remaining group of shareholders owned 87%.  Upon combination of the entities, the remaining group of shareholders owned 67% of the combined entity.  The fair value of the consideration would be what WPF would hypothetically have had to pay to acquire a 20% interest (87% less 67%) in the Company.  As such, the fair value of the consideration effectively transferred was determined to be $2,741,918.

Goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree’s identifiable assets and liabilities.  Goodwill of $1,300,454 has been calculated by subtracting the accounting acquiree’s assets and liabilities from the fair value of the consideration effectively transferred of $2,741,918.  Goodwill represents the benefit to WPF of being a public company post merger and having access to capital markets and stockholder liquidity.

The goodwill recorded as a result of the reverse acquisition is not deductible for tax purposes.

The preliminary purchase allocation is subject to material change pending the completion of the valuation of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$ 254,880
Advance Receivable	350,000
Note Receivable	1,100,148
Accrued Interest Receivable	18,750
Notes Payable	(240,752)
Accounts Payable and Accrued Liabilities	(41,562)
Fair Value of Net Assets Acquired	1,441,464
Goodwill	1,300,454
Consideration Effectively Transferred	$ 2,741,918

3.  ACQUISITION OF A CONTROLLING INTEREST IN DODGE NH, LLC

The Dodge acquisition was recorded by WPF by measuring the recognized assets and liabilities of Dodge at their carrying amount in the accounts of Ga. REIT at the date of transfer.

WPF completed the acquisition of a controlling 65% equity interest in Dodge on March 15, 2013. The operations of Dodge are presented as if the acquisition occurred on the earliest date presented in the consolidated financial statements of the acquirer.  Accordingly, the consolidated financial statements reflect rental operations of Dodge for the period from March 13, 2013, through June 30, 2013.  The purchase price of this 65% controlling interest was equal to $100.  The equity interest acquired is considered to be a controlling interest in Dodge.  Accordingly, the Company has consolidated 100% of the carrying amount of the assets and liabilities of Dodge in the consolidated financial statements and has also accounted for the non-controlling 35% equity interest on the date of acquisition as follows in this condensed presentation:

Cash and Cash Equivalents	$ 11,188
Due from Affiliates	131,682
Property and Equipment, net	4,742,347
Restricted Cash - USDA Escrow	200,000
Goodwill	100,000
Other Intangible Assets, net	131,752

Total Assets	$ 5,316,969

Due to Member	$ 50,000
Deferred Revenue	22,500
Other Liabilities	44,368
Note Payable - Colony Bank	4,166,212
Note Payable - Dodge Investors, LLC	1,100,000
Total Liabilities	5,383,080
Accumulated Deficit	(42,972)
Non-Controlling Interest	(23,139)

Total Liabilities and Members' Deficit	$ 5,316,969

4.  ADVANCE RECEIVABLE

The $350,000 advance receivable is due from Gemini Gaming, LLC in connection with the split-off of gaming assets by Global.  The advance receivable is unsecured with no established terms of repayment.

5.  NOTE RECEIVABLE

In connection with the split-off of gaming assets by Global, the Company accepted a note receivable in the amount of $962,373 from Gemini Gaming, LLC.  The note bears interest at 4.0% and is payable in quarterly installments of $17,495 beginning on January 1, 2014.  The note is secured by all rights, title, and interest in and to 100,000 shares of the membership interest in Gemini Gaming, LLC.  In the event of default, the Company may not take possession of gaming assets or equipment or operate the casino unless duly licensed by the State of Colorado Division of Gaming.

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.

6.     NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2013:

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly installments of $26,386 with a final balloon payment of the remaining principal and interest totaling approximately $4,064,400, on

May 29, 2015.  Collateral for this note is described below.

$4,135,055

Note payable to Dodge Investors, LLC with interest at 13.00%.

  1,100,000

Interest is payable monthly with principal due on July 1, 2014.

 $5,235,055

Note Payable to Colony Bank

The note payable to Colony Bank is secured by all assets of the Dodge nursing home and the personal guarantee of Christopher Brogdon for the full amount of the note and the performance of all conditions stipulated in the loan agreement.

As additional collateral for the loan, the following security instruments have been executed and are being held in escrow in accordance with the agreement described below:

Coffee ALF, LLC (Coffee) - The bank holds a second priority deed to secure debt on an assisted living facility owned by Coffee located in Douglas, Georgia.  Brogdon Family, LLC, of which the Christopher Brogdon is a member and the manager, is a 50% owner of Coffee.

Bay Landing ALF, LLC (Bay Landing) - The bank holds a second mortgage on an assisted living facility owned by Bay Landing located in Lynn Haven, Florida.  Brogdon Family, LLC, of which the Christopher Brogdon is a member and the manager, is a 100% owner of Bay Landing.

The additional collateral from Coffee and Bay Landing will not be recorded unless the terms of the Escrow Agreement (below) are not met.

The Company intends to repay the loan from Colony Bank from the proceeds of a loan which is insured, guaranteed or extended by the United States Department of Agriculture (USDA) or some other agency of the United States of America.  To ensure the payment of the loan fees associated with the proposed loan, Colony Bank required the Company to deposit $200,000 into an escrow account to be used to pay those costs when incurred.  The escrow agent will also hold in escrow the security documents for the security interests in Coffee and Bay Landing described above.

According to the escrow agreement, in the event the Company is unable to obtain the contemplated loan on or before June 30, 2013, the escrow agent is instructed to disburse the $200,000 maintained in the escrow account to be applied at the Lender’s election against the balance of the Colony Bank loan.  In addition, the security documents held in escrow for the Coffee and Bay Landing security interests will be released to Colony Bank who will have the right to record the security documents in the respective county and state in which each property lies.  The Company did not obtain the contemplated loan as of June 30, 2013.  The cash deposit remains in the escrow account and the Company has not been notified that Colony Bank has taken action with respect recording the appropriate documents evidencing additional security interests in the Coffee and Bay Landing facilities.

Note Payable – Dodge Investors, LLC

Dodge Investors loaned proceeds totaling $1,100,000, to Dodge which were used in conjunction with the loan from Colony Bank to acquire the nursing home.  Dodge NH can prepay the note without penalty, without notice and at any time provided all interest is paid through the prepayment date. Repayment of the note is subordinate to the first mortgage held by Colony Bank on the nursing home.  Repayment of this note will be due immediately upon the sale of the facility.

In accordance with the operating agreement of Dodge NH, LLC, if less than $550,000 of the Dodge Investors note payable is repaid on or before December 31, 2013, Dodge will not only continue to pay interest on the unpaid balance portion of the note at the rate of 13%, but it will also increase the equity shares then owned by Dodge Investors from 35% to 37.5% of Dodge.

Future maturities of the notes payable are as follows:

Years Ending December 31,

2013	$ 19,950
2014	1,161,170
2015	4,053,935
$5,235,055

7.     CONVERTIBLE DEBT

10% Notes Due 2014 and Stock Purchase Warrants

On September 23, 2013, the Company sold an aggregate of $255,000 Units of its Securities in a private placement to ten accredited investors, each Unit consisting of a 10% Convertible Note (“Note”) and an aggregate of 63,750 warrants to purchase common stock.  The Units were offered at a price equal to the principal amount of the Note.  The Notes accrued interest at the rate of 10% per annum and are due and payable six months following the issue date.  If the Notes are not paid on or before the maturity date, they will be convertible, at the option of the holder, into shares of common stock of the Company at a conversion price of $0.25 per share.  The Notes are unsecured.

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

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share and do not bear dividends.

As of September 30, 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of September 30, 2013 there were no shares outstanding.

Series C Convertible Preferred Stock

The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of September 30, 2013 there were no shares outstanding.

Series D Convertible Preferred Stock

The Company has established a series of a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share.  Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360 day year and twelve 30 day months.  Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October and January.  The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date.  Shares of the Series D preferred stock are redeemable at the Company’s option.  At the option of the holder shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of September 30, 2013, the Company has 700,000 shares of Series D preferred stock outstanding.

Dividends of $14,311 were declared on September 30, 2013.  All quarterly dividends previously declared have been paid.

Series E Convertible Preferred Stock

The Company authorized 600,000 shares of Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of September 30, 2013, no shares of Series E Convertible Preferred Stock were outstanding.

Common Stock Warrants

As of September 30, 2013, the Company had 3,014,250 of outstanding warrants to purchase common stock at an average exercise price of $0.68.

9.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $76,086 for the three months ended December 31, 2013, $304,344 for the year ended December 2014, and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

10.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer of the Company.

The Company has accepted an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000, as of September 30, 2013. This amount has been netted in the consolidation against an advance owed back to him by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to the WPF used to purchase the 65% interest in Dodge (Note 2) on March 15, 2013.  In addition to the stockholder advance above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of September 30, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $31,055.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

The Company determined that an advance by Dodge to an affiliate (Georgia Healthcare REIT, Inc.) totaling $108,182, was no longer collectible.  Accordingly, the Company recorded this amount as a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through September 30, 2013.

11.  FACILITY LEASE

The Dodge nursing home is being operated under a lease agreement with Eastman Healthcare and Rehab, LLC, (Eastman Rehab).  The initial term of the lease is for five years commencing July 1, 2012, and ending June 30, 2017.  The lease requires lease payments to be made in advance in the amount of $45,000 per month for the first year of the lease.  The monthly lease payments escalate by $1,000 per month on each lease anniversary, thereafter.  The initial term of the lease can be extended for one additional term of five years if Eastman Rehab elects to exercise its renewal option and meets the requirements stated in the lease agreement .  Payment terms of the rent will be negotiated at the time of renewal.  Eastman Rehab is responsible for payment of insurance, taxes and other charges while under the lease.

Future cash payments for rent to be received during the initial term of the lease are as follows:

Years Ending December 31,

2013

$

138,000

2014

558,000

2015

570,000

2016

582,000

2017

294,000

$       2,142,000

12.  FAIR VALUE MEASUREMENTS

Financial accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy consists of three broad levels: Level 1 inputs have the highest priority, and Level 3 inputs have the lowest priority.  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  When this happens, the level in the fair value hierarchy that the asset or liability falls under is based on the lowest input level that is significant to the fair value measurement in its entirety.

Level 1 Inputs

Fair values are based on quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

Level 2 Inputs

Fair values are based on inputs other than quoted prices included within Level 1 that are observable for valuing the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.)  Observable inputs include quoted prices for similar assets or liabilities in active or non-active markets.  Level 2 inputs may also include insignificant adjustments to market observable inputs.

Level 3 Inputs

Fair values are based on unobservable inputs used for valuing the asset or liability.  Unobservable inputs are those that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Assets and liabilities measured at fair value are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as a Level 3 instrument.

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Our balance sheet includes the following financial instruments: cash and cash equivalents, advances from related parties, advance receivable, note receivable, restricted cash, accounts payable and accrued liabilities, notes payable and lease security deposit. We consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.

Assets acquired and liabilities assumed in the reverse acquisition described in Note 2 were recorded at fair value on the acquisition date.  The fair value of assets acquired and liabilities assumed were primarily determined using unobservable inputs and deemed to be Level 3.

13.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company acquired a controlling 65% interest in Dodge NH, LLC on March 15, 2013.  On this acquisition date, unrestricted cash and cash equivalents held by Dodge and included in the consolidation totaled $11,188.  The non-cash elements of this acquisition are described in more detail in Notes 1 and 3.

On September 30, 2013, consideration effectively transferred in the reverse acquisition totaled $2,741,918. The fair value of assets acquired and liabilities assumed in the transaction are described in more detail in Note 2.

Accrued and unpaid dividends on Series D preferred stock totaled $14,311 as of September 30, 2013.

14.     SUBSEQUENT EVENTS

On December 11, 2013, the Board of Directors formally approved to issue members of Dodge Investors warrants to purchase 200,000 shares of the Company’s common stock, exercisable at $0.65 per share for a period four years.

The Company has evaluated subsequent events through the time of issuance of the financial statements.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s current report on Form 8-K/A filed on December 17, 2013 and the Company’s annual report on Form 10-K for the year ended June 30, 2013 as filed with the SEC, and the risks identified in Part II, Item 1A of the quarterly report.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•

Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•

changes in national and local economic conditions in the real estate and healthcare markets specifically;

•

legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•

legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•

the availability of debt and equity capital;

•

changes in interest rates;

•

competition in the real estate industry;

•

the supply and demand for operating properties in our market areas; and

•

changes in accounting principles generally accepted in the United States of America, or GAAP.

Overview

Global Healthcare REIT, Inc. (the Company) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.

Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).

The Company will invest primarily in real estate serving the healthcare industry in the United States.  We plan to acquire, develop, lease, manage and dispose of healthcare real estate.  Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) mortgage debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the following:

•

Compelling demographics driving the demand for healthcare services;

•

Specialized nature of healthcare real estate investing; and

•

Ongoing consolidation of a fragmented healthcare real estate sector.

Acquisition of West Paces Ferry Healthcare REIT, Inc.

On September 30, 2013, Global Healthcare REIT, Inc. acquired all of the outstanding common stock of WPF in consideration of $100.  WPF is a real estate investment trust which owns a 65% membership interest in Dodge NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.

Concurrently with the consummation of the split-off of gaming operations and the stock purchase, Clifford Neuman, Pete Bloomquist and Leonard Nacht resigned as Directors, and Mr. Neuman and Todd Huss resigned as executive officers of the Company.  Also concurrently, the Board of Directors of Global Casinos was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr.  The executive officers were also changed to consist of Mr. Brogdon as CEO and President and Steven Bathgate, as Secretary.

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia REIT consummated its first acquisition:  the Middle Georgia Nursing Home.  Middle Georgia Nursing Home located at 556 Chester Highway, Eastman, Georgia (“Middle Georgia” or the “Facility”).  The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Georgia REIT.  Dodge Investors, LLC was formed and organized as a financing entity to raise $1.1 million in funding to complete the financing required to complete the acquisition, as more fully described below.

The terms of the acquisition of Middle Georgia were as follows:  The purchase price was $5.0 million, of which $4.0 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrues interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by Georgia REIT from loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrue interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.  The 35% membership interest of Dodge Investors, LLC will continue as a carried interest after the repayment of the notes.

Dodge NH, LLC has an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years with an option to renew for an additional five-year period.  The rent begins at $45,000 per month and increases by $1,000 per month on each lease anniversary, thereafter.

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF.

Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are expected to remain just under 4.0% in 2013; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2012 through 2022, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 18.0% of U.S. GDP in 2013.

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

Portfolio Diversification

We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, we will monitor, but will not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or mortgage loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio as a whole. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

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

We plan to finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may arrange for short-term borrowings from banks or other sources. We may also arrange for longer-term financing through offerings of equity and debt securities, placement of mortgage debt and capital from other institutional lenders and equity investors.

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

Income from our facilities is dependent on the ability of our operators and tenants to compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs as well as the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors" presented in Part II, Item 1A.

Healthcare Segments

*

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

Post-acute/skilled nursing.   Skilled Nursing Facilities (SNF) offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities will be primarily paid for either by private sources or through the Medicare and Medicaid programs.

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

Investment management.  We may co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We may target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we plan to retain non controlling interests in the joint ventures ranging from 20% to 30% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

Operating properties ("RIDEA").  We may enter into contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as "RIDEA"). Under the provisions of RIDEA, a REIT may lease "qualified health care properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points, where repositioning with a new operator that is aligned with health care providers can bring scale, operating efficiencies, and/or ancillary services to drive growth.

Government Regulation, Licensing and Enforcement

Overview

Our tenants and operators will typically be subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under "Risk Factors" presented in part II, Item 1A.

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

Americans with Disabilities Act (the "ADA")

Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are "public accommodations" as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our property, as well as future acquisitions, and make modifications as appropriate in this respect.

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

General

We will elect to be taxed as a real estate investment trust (a “REIT”) commencing with our first full taxable year following consummation of the Reorganization in 2014. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership as discussed below under “Qualification as a REIT.” There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

•

If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•

We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See “Qualification as a REIT — Investments in Taxable REIT Subsidiaries.”

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

As to transactions entered into in taxable years beginning after October 22, 2004, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, to acquire or hold real estate assets, or such other risks that are prescribed by the Internal Revenue Service, is excluded from the 95% gross income test.

Any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, to acquire or hold real estate assets,is excluded from the 95% and 75% gross income tests.

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

•

The REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary, an “eligible independent contractor. ”  Generally, the rent that the

REIT receives from the taxable REIT subsidiary will be treated as “rents from real property.”   A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

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

Certain of our subsidiaries may elect to be treated as a taxable REIT.   Taxable REIT subsidiaries are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Taxable REIT subsidiaries will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent taxable REIT subsidiaries are required to pay federal, state or local taxes, the cash available for distribution as dividends from the taxable REIT subsidiaries will be reduced.

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

Generally, for the taxable year ending December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. For the taxable year ending December 31, 2013, the maximum marginal rate of tax payable by individuals on dividends is 20%.  Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our audited financial statements on Form 8-K/A filed on December 17, 2013 and the Company’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

Results of Operations – Three Months Ended September 30, 2013

The Company has recently completed a reverse acquisition with an inception date of March 13, 2013 and therefore there is no comparable data for the three months ended September 30, 2012.

Rental revenues for the three month period ended September 30, 2013 totaled $140,000 from the lease of our one nursing home property.

General and administrative expenses were $28,353 for the three month period ended September 30, 2013.  This classification primarily consisted of legal, accounting and other professional fees.

Depreciation expense totaled $48,584 for the three months ended September 30, 2013.  Depreciation is provided using the straight-line method over the estimated useful lives of land improvements, buildings and improvements and furniture, fixtures and equipment.

Net interest expense totaled $118,522 for the three months ended September 30, 2013 and primarily represents regularly schedule payments on notes payable and amortization of deferred loan costs.

Results of Operations – March 13, 2013 (date of inception) through September 30, 2013

The Company has recently completed a reverse acquisition with an inception date of March 13, 2013 and therefore there is no comparable data for the prior period ended September 30, 2012.

Rental revenues for the period from March 13, 2013 through September 30, 2013 totaled $303,333 from the lease of our one nursing home property.

General and administrative expenses were $112,337 for the period from March 13, 2013 through September 30, 2013.  This classification also consisted of legal, accounting and other professional fees.

During the period from March 13, 2013 through September 30, 2013, bad debt expense of $108,182 was recognized on an advance to an affiliate which was not considered collectible.

Depreciation expense totaled $105,264 for the period from March 13, 2013 through September 30, 2013.  Depreciation is provided using the straight-line method over the estimated useful lives of land improvements, buildings and improvements and furniture, fixtures and equipment.

Net interest expense totaled $269,191 for the period from March 13, 2013 through September 30, 2013 and primarily represents regularly scheduled payments on notes payable and amortization of deferred loan costs.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of $270,456 on hand.  Our liquidity is expected to increase from potential equity offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties and distributions are made in excess of cash available from operating cash flows.

Cash provided by operating activities was $43,400 for the period from March 13, 2013 (date of inception) through September 30, 2013 which includes the net loss of $(291,641) offset by depreciation of $105,264 and bad debt expense of $108,182.

Cash provided by investing activities was $254,680 for the period from March 13, 2013 (date of inception) through September 30, 2013.  We received $254,780 of cash as a result of our reverse acquisition of WPF

Cash used in financing activities was $(38,812) for the period from March 13, 2013 (date of inception) through September 30, 2013, and generally represents payments on our notes payable and net advances from/to related parties.

We entered into a note payable with Dodge Investors, LLC in the amount of $1,100,000 which was used in conjunction with the loan from Colony Bank to acquire a nursing home property.  The note bears interest at a rate of 13% and matures on July 1, 2014.  At maturity, we expect to repay the note from potential equity offerings or conversion of the notes to common stock.

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $76,806 for the three months ended December 31, 2013, $304,344 for the year ended December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

Use of Estimates and Assumptions

The preparation of the Company’s financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods.  We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from our estimates under different assumptions or conditions.

These significant accounting estimates and critical accounting policies include:

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property may not be recoverable, the Company reviews the asset for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.  For the period ended September 30, 2013 we reviewed our long lived assets for impairment. Based on our review it was determined that no impairment of property plant or equipment was indicated. A long term note receivable from Gemini Gaming, LLC carries a stated interest rate of 4%.  We impaired this note for the difference between the face value of the note and the net present value of the future cash flow from the note at an imputed interest rate of 8%.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired.   Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.   Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The second step, if necessary, measures the amount of impairment, if any. Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. We applied the above procedures to the balance of Goodwill as of September 30, 2013 and determined that no impairment we indicated as of that date.

Contractual Commitments

The following summarizes our contractual commitments as of September 30, 2013 (including future interest payments):

Notes payable consisted of the following as of September 30, 2013:

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly installments of $26,386 with a final balloon payment of the remaining principal and interest totaling approximately $4,064,400, on

May 29, 2015.  Collateral for this note is described below.

$4,135,055

Note payable to Dodge Investors, LLC with interest at 13.00%.

  1,100,000

Interest is payable monthly with principal due on July 1, 2014.

 $5,235,055

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.  Due to the consummation of the split-off and acquisition of WPF, there was a change in the Company’s officers and consultants in charge of financial reporting, which change resulted in inefficiencies that led to our inability to file this report in a timely manner.  Now that the personnel in charge of disclosure controls and procedures are fully engaged and in place, we believe this deficiency has been remedied on a going forward basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

None, except as previously disclosed .

Item 1A.

Risk Factors

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

The amount of additional indebtedness we may incur is limited by the terms of our senior notes. In addition, adverse economic conditions may impact the availability of additional funds or could cause the terms on which we are able to borrow additional funds to become unfavorable. In those circumstances, we may be required to raise additional equity in the capital markets. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.  Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None, except as previously disclosed.

Item 6.  Exhibits

31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)) and 13a-15(f) and 15d-15(f)) *

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*

filed herewith

**

furnished, not filed.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: December 30, 2013	By /s/ Christopher Brogdon
Christopher Brogdon President

Date: December 30, 2013	By: / s/ Philip S. Scarborough
Philip S. Scarborough, Chief Financial Officer