Form 10-K
period 2013-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2014-05-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________

FORM 10-K

________________________________________________________

[   ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended ________________

[ X ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 13, 2013 to December 31, 2013

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

3050 Peachtree Road, Suite 355, Atlanta Georgia (Address of principal executive offices)	30305 (Zip Code)

Registrant’s telephone number: (404) 549-4293

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [___] Yes  [_X_] No

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [__]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]	Accelerated filer [__]	Non-accelerated filer [___]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold is $17,648,176.

The number of shares outstanding of the registrant’s common stock, as of April 30, 2014 is 19,867,668.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

v

PART I

ITEM 1. BUSINESS

Background

Global Casinos, Inc. (“Global Casinos”) was organized under the laws of the State of Utah on June 8, 1978.  Global Casinos was organized as a holding company for the purpose of acquiring and operating casinos, gaming properties, and other related interests.  On September 30, 2013, Global Casinos split-off and sold its gaming operations to Gemini Gaming, LLC and simultaneously acquired West Paces Ferry Healthcare REIT, Inc. (“WPF”) through a reverse acquisition.  Global Casinos changed its name to “Global Healthcare REIT, Inc.” (“Global” or “we” or the “Company”) effective September 30, 2013.  Upon consummation of the reverse acquisition, we have organized with the intent of investing in real estate related to the long-term healthcare industry. We plan to elect to be treated as a real estate investment trust (“REIT”) in the future; however, we do not plan to make that election for the 2013 fiscal year.

We plan to acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA.

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

Acquisition of West Paces Ferry Healthcare REIT, Inc. (WPF)

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100.  WPF owns a 65% membership interest in Dodge NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.

Concurrently with the consummation of the split-off of gaming operations and the WPF acquisition, Clifford Neuman, Pete Bloomquist and Leonard Nacht resigned as Directors, and Mr. Neuman and Todd Huss resigned as executive officers of Global Casinos.  In addition,  the Board of Directors of Global Casinos was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr.  The executive officers were also changed to consist of Mr. Brogdon as CEO and President, Philip Scarborough as CFO and Ryan Scates as Secretary.

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia Healthcare REIT, Inc., (“Georgia REIT”) a private company owned and controlled by Mr. Brogdon, consummated its first acquisition:  the Middle Georgia Nursing Home.  Middle Georgia Nursing Home is located at 556 Chester Highway in Eastman, Georgia (“Middle Georgia” or the “Facility”).  The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Georgia REIT.  Dodge Investors, LLC was formed and organized as a financing entity to raise $1.1 million in funding to complete the financing required to complete the acquisition, as more fully described below.

The terms of the acquisition of Middle Georgia were as follows:  The purchase price was $5.0 million, of which $4.2 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrues interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors LLC funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by Georgia REIT from loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrue interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.  The 35% membership interest of Dodge Investors, LLC will continue as a carried interest after the repayment of the notes.

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

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF.

Acquisition of Warrenton Nursing Home

Effective December 31, 2013, the Company consummated the purchase of the 110 bed Warrenton Nursing Home (“Warrenton”) located in Warrenton, Georgia. Warrenton was purchased by ATL/WARR, LLC, a single purpose Georgia limited liability company (“Warr LLC”) previously owned 95% by Christopher Brogdon and 5% by an unaffiliated investor.  Concurrently, Mr. Brogdon conveyed his 95% membership interest in Warr LLC to the Company for nominal consideration.

Warr LLC entered into a Purchase and Sale Agreement dated April 3, 2013 (the “PSA”) with Providence Health Care, Inc., as seller, covering the Warrenton facility.  The purchase price of Warrenton was $3.5 million, of which $2.72 million was provided by a commercial senior bank loan, and approximately $984,500 was provided by the Company.

Pursuant to the PSA, Warr LLC acquired (i) the land on which the facility is located, (ii) all buildings and other structures situated on or appurtenant to the land, (iii) all appliances, furniture,

fixtures and equipment, and (iv) all transferable intangible assets and property related to the facility.

Warr LLC has assumed an operating lease (“Lease”) with a multi-unit skilled nursing home operator (“Operator”). The Operator (i) owns the facility records, residential agreements, resident trust funds and inventory, (ii) is the licensed operator of the facility, and (iii) operates the facility as a skilled nursing facility.  The operating lease will expire in June 2016.

Neither Warr LLC nor the Company (i) owns a direct equity interest in the skilled nursing facility business operated by the Operator, (ii) is subject to a beneficial participating or residual interest in such business, or (iii) is entitled to participate in, or otherwise influence, any decision related to such business, except for customary provisions under the Lease with regard to the use, regulatory compliance, maintenance, alteration and preservation of the real property and FF&E.

Our 2013 Private Offering of Common Stock

We commenced a private offering of our common stock, $0.05 par value (“Common Stock”) on December 4, 2013 (the “Offering”).  The Offering consisted of up to 7.5 million shares of Common Stock being offered on a 2,250,000 share, all-or-none, minimum (“Minimum Offering”), 7,500,000 share maximum, best efforts, basis (“Maximum Offering”) at a private offering price of $0.75 per share.  Subscriptions for shares in the Offering were sold either for cash or in exchange for outstanding notes owed by the Company or an affiliate of the Company (the “Notes”) or in exchange for equity in our affiliated subsidiaries.  The Company also granted the Placement Agent with an over-allotment option covering an additional 1,500,000 shares of Common Stock.

On December 31, 2013, we completed the first closing of the Offering, having sold 3,563,411 shares of common stock and received net cash proceeds of approximately $2.3 million.  In addition, we issued 627,151 shares of common stock in exchange for outstanding notes payable and accrued interest totaling $470,414.  We used a portion of the proceeds from the first closing to repay notes payable and to acquire Warrenton.

Healthcare Industry

Healthcare is the single largest industry in the US based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are expected to remain just under 4.0% of GDP in 2013; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2012 through 2022, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 18.0% of US GDP in 2013.

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

Competition

Investing in real estate serving the healthcare industry is highly competitive. We will face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

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

Healthcare Segments

Senior housing.  Senior housing facilities include assisted living facilities ("ALFs"), independent living facilities ("ILFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Senior housing property types are further described below.

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

Government Regulations, Licensing and Enforcement

Overview

Our tenants and operators will typically be subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us.

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not largely dependent on Medicaid reimbursement for their revenues. In addition, we ensure in each instance that our operators have obtained all necessary licenses and permits before beginning operations, and require that those operators covenant that they will comply with all applicable laws and regulations in connection with the facility operations.

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

This summary does not discuss all of the aspects of US federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current US federal income tax law. Subsequent developments in US federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the US federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular US federal, state, local, foreign and other tax consequences of acquiring, owning and selling our securities.

General

We will elect to be taxed as a real estate investment trust (a “REIT”) at such time as the Board of Directors, with the consultation of our professional advisors, determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code. We cannot predict for which tax year that election will be made; however, we do not intend to make such an election for 2013.  Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements.  Once we make the election to be treated as a REIT, we intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership.  There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

•

If we fail to satisfy either the 75% or 95% gross income tests, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test multiplied by (2) a fraction intended to reflect our profitability;

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

•

We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary;

•

We may be subject to the corporate “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses; and

•

For any investments which may qualify as prohibited transactions or restricted assets, we may elect to form a taxable REIT subsidiary to hold such investments or operations. Income from the taxable REIT subsidiary is subject to taxes at the usual federal and state tax rates.

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

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires US stockholders who meet certain requirements and are individuals, estates or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. US stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

Subsequent Events

Acquisition of Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements comprising a 100% interest in the Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma (“Southern Hills”).  To complete the acquisition, the Company formed and organized Southern Tulsa, LLC, a Georgia limited liability company, a new wholly-owned subsidiary of WPF.

The Southern Hills facility is comprised of a senior living campus of three buildings totaling 104,192 square feet sitting on a 4.36 acre parcel.  The Center offers 116 nursing beds, 86 independent living units, and 32 assisted living beds.

The purchase price for Southern Hills was $2.0 million, of which $1.5 million was provided by a senior mortgage with First Commercial Bank, with the balance of $500,000 provided by Global. Global also provided a guaranty of the loan from First Commercial Bank.

In the purchase of the property, Southern Tulsa, LLC acquired (i) the land on which the facility is located, (ii) all buildings and other structures situated on or appurtenant to the land, (iii) all appliances, furniture, fixtures and equipment, and (iv) all transferable intangible assets and property related to the facility.

As part of the purchase, Southern Tulsa, LLC assumed an operating lease with SH CCRC, LLC, a professional skilled nursing home operator (“Tulsa Operator”). The Tulsa Operator (i) owns the facility records, residential agreements, resident trust funds and inventory, (ii) is the licensed operator of the facility, and (iii) operates the facility as a skilled nursing facility.  The operating lease will expire in June 2016.

Neither Southern Tulsa, LLC nor the Company (i) owns a direct or indirect equity interest in the skilled nursing facility business operated by the Operator, (ii) is subject to a beneficial participating or residual interest in such business, or (iii) is entitled to participate in, or otherwise influence, any decision related to such business, except for customary provisions under the Lease with regard to the use, regulatory compliance, maintenance, alteration and preservation of the real property and FF&E.

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company will use the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities leases, a first lien on all personal property located in the facilities, and a guaranty by the Company.  The debt bears interest at rates ranging from 7.0% to 8.5% with principal and interest due monthly beginning in May 2014 through maturity on March 1, 2044.  The loan agreement also contains financial covenants required to be maintained by the Company.

Acquisition of Interest In Limestone Assisted Living

Effective March 5, 2014, WPF consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brogdon, President and Director of the Company, for nominal consideration ($10.00) a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”). The other 75% membership interest in Limestone LLC is owned by Connie Brogdon (5%) and unaffiliated third parties (70%). The Company also extended a loan to Limestone LLC in the principal amount of $550,000 (the “Limestone Loan”), which is repayable, together with interest at the rate of 10% per annum, on or before the earlier of (i) August 31, 2014 or (ii) from the proceeds of the sale of the Limestone Assisted Living facility.  The obligation of Limestone LLC to repay the Limestone Loan is secured by the personal Guaranty of Christopher Brogdon.  All of the proceeds of the Limestone Loan were used by Limestone LLC to repay and retire a loan in the principal amount of $500,000, plus accrued and unpaid interest, owed to an unaffiliated third party. That $500,000 loan had matured on February 1, 2013.

Limestone LLC owns 100% of the Limestone Assisted Living facility (“Limestone”), a 42 bed, 22,189 square foot assisted living facility situated on 4.43 acres located in Gainesville, Georgia. There is senior secured bond debt in the approximate amount of $3.7 million in addition to the Limestone Loan.

Acquisition of Scottsburg Healthcare Center

Effective January 27, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Georgia REIT, for nominal consideration ($10.00)  a 67.5% membership interest in Wood Moss, LLC (“Wood Moss”).  The remaining 32.5% membership interest in Wood Moss is owned by Scottsburg Investors, LLC (“Scottsburg Investors”).  Scottsburg Investors sold an aggregate of $500,000 in promissory notes to its members, and used the proceeds to extend a loan to Wood Moss evidenced by a 13% $500,000 unsecured note payable by Wood Moss.

Wood Moss owned 100% of the Scottsburg Healthcare Center (“Scottsburg”), a 99 bed skilled nursing facility situated on 3.58 acres in Scottsburg, Indiana. The purchase price paid by Wood Moss for Scottsburg was $3.415 million, consisting of $500,000 from Scottsburg Investors and a conventional first mortgage in the principal amount of $2.915 million.

Scottsburg is leased to Waters of Scottsburg, an affiliate of Infinity HealthCare Management under an operating lease that expires December 31, 2014.  Base rent under the lease was $31,000 per month through December 31, 2013 and increased to $32,000 per month beginning January 1, 2014.

Disposition of Scottsburg Healthcare Center

Effective March 10, 2014, Wood Moss sold its 100% interest in Scottsburg. The purchaser was 1350 N. Todd Drive, LLC, an Indiana limited liability company, under a Purchase Agreement originally dated October 9, 2008, as amended and assigned.  The sales price was $3.6 million, which included retirement of the first mortgage, subject to closing adjustments.

Completion of Private Offering

On January 31, 2014, February 20, 2014 and March 14, 2014, we completed the Second, Third and Fourth Closings of our Private Offering that began in December 2013.  Giving effect to all four closings, we sold in the Offering an aggregate of 8,966,688 shares of common stock for gross consideration of $6,724,998 consisting of (i) $5,988,653 in cash, (ii) $623,793 in Notes exchanged for common stock and (iii) a 32.5% membership interest in Scottsburg Investors, LLC exchanged for 150,000 shares.

EMPLOYEES

As of December 31, 2013, we had one full time employee.  The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of December 31, 2013, we owned two assisted-living facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Debt

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	65%	3/15/2013	28,808	$ 5,000,000	$ 4,549,498

Warrenton Health and Rehabilitation	Warrenton, GA	95%	12/31/2013	26,894	$3,500,000	$ 2,720,000

Property Name	Monthly Lease Payment	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$46,000(1)	06/30/2017

Warrenton Health and Rehabilitation	$27,871	06/30/2016

_________________________

(1)   Lease payments at Middle Georgia have additional annual rent escalators through the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2012 through December 31, 2013.

	High	Low
Jan – Mar 2012	$0.55	$0.39
Apr – June 2012	$0.56	$0.36
July - Sept 2012	$0.73	$0.40
Oct – Dec 2012	$0.89	$0.66

Jan – Mar 2013	$0.91	$0.75
Apr – June 2013	$1.02	$0.74
July – Sept 2013	$1.03	$0.80
Oct – Dec 2013	$1.27	$0.90

The closing price of the Company's common stock as of April 30, 2014 was $1.06, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of April 30, 2014, there were approximately 809 record owners of the Company's common stock.

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

The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, through December 31, 2013, other than the 8% dividend payable on our outstanding shares of Series D Preferred Stock, no dividends have been paid on common stock.  Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6.

 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We completed a reverse acquisition with an inception date of March 13, 2013; therefore, there is no comparable data for the prior year.

Rental revenues for the period from March 13, 2013 (date of inception) through December 31, 2013 totaled $443,333 from the lease of our Eastman, Georgia nursing home property.  Our Warrenton, Georgia nursing home property was acquired on December 31, 2013.  We anticipate collection of monthly rents on this property beginning in January 2014.

General and administrative expenses were $330,747 for the period from March 13, 2013 (date of inception) through December 31, 2013.  This classification includes legal, accounting, and other professional fees incurred in connection with our split-off and reverse acquisition, and acquisitions.

We expense acquisition costs for operating properties as incurred.  During the period from March 13, 2013 (date of inception) through December 31, 2013, we incurred acquisition costs of $173,743.

We recognized bad debt expense of $108,182 for the period from March 13, 2013 (date of inception) through December 31, 2013 on an advance to an affiliate which was not considered collectible.

Depreciation expense totaled $153,847 for the period from March 13, 2013 (date of inception) through December 31, 2013.  Depreciation is provided using the straight-line method over the estimated useful lives of land improvements, buildings and improvements, and furniture, fixtures and equipment.

Net interest expense totaled $423,302 for the period from March 13, 2013 (date of inception) through December 31, 2013 and primarily represents regularly scheduled payments on notes payable and amortization of deferred loan costs.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements and related disclosures in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period.  We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from our estimates under different assumptions or conditions.

These significant accounting estimates and critical accounting policies include:

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in US GAAP. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required. During 2013, the Company performed the annual qualitative assessment of its goodwill and determined that no impairment was required as of December 31, 2013.

Note Receivable

The Company evaluates its note receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value, as determined by the present value of expected future cash flows discounted at the note’s effective interest rate.  If the measure of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

At December 31, 2013, the Company had cash and cash equivalents of $1,180,192 on hand.  Our liquidity is expected to increase from potential equity offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.

Cash used in operating activities was $320,447 for the period from March 13, 2013 (date of inception) through December 31, 2013 which includes the net loss of $746,488 offset by depreciation of $153,847, allowance for doubtful accounts of $108,182 and an increase in restricted cash of $107,638 and an increase in accounts payable and accrued liabilities of $258,766.

Cash used in investing activities was $3,245,220 for the period from March 13, 2013 (date of inception) through December 31, 2013.  We received $254,780 of cash as a result of our reverse acquisition of WPF and paid $3,500,000 in the acquisition of property and equipment located in Warrenton, Georgia.

Cash provided by financing activities was $4,734,671 for the period from March 13, 2013 (date of inception) through December 31, 2013.  The increase in cash flow is primarily attributable to $2,672,560 in gross cash proceeds from the first closing of our private placement and $2,720,000 of new financing related to the purchase of our Warrenton, Georgia property.

On December 4, 2013, we commenced a private offering of 7.5 million shares of our common stock at an offering price of $0.75 per share.  The first closing of the private offering was completed on December 31, 2013.  Subscriptions for shares in the offering were sold either for cash, or in exchange for outstanding notes owed by the Company, or in exchange for equity interests in the Company’s controlled subsidiaries or affiliates.  As of December 31, 2013, we completed the sale of 4,190,562 shares of common stock for gross cash proceeds of $2,672,560.  Notes payable of $465,000 in principal and $5,413 in accrued interest were also exchanged for an additional 627,219 shares.  After deducting placement agent fees of $185,996, non-accountable expense allowance of $62,750, and expense reimbursements, we realized net cash proceeds of $2,399,550.  In addition, the placement agent earned warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.  These warrants will be issued at the final closing of the private offering.

We entered into a note payable with Dodge Investors, LLC in the amount of $1,100,000 which was used in conjunction with the loan from Colony Bank to acquire our Eastman nursing home property.  The note bears interest at a rate of 13% and matures on July 1, 2014.  On December 31, 2013, the note was reduced $412,500 by a cash payment and $275,000 through conversion into common stock in connection with the private offering.

In December 2013, we entered into a note payable in the amount of $2,720,000 which was used to acquire our Warrenton, Georgia nursing home property.  The note payable bears interest at 5% and is payable in monthly installments of $17,951 with a final balloon payment of the remaining principal and interest approximating $2,288,000 on December 20, 2018.

The Company receives the services of consultants and affiliates for which they are not compensated either through cash or equity, and such costs are not currently recorded in the financial statements but are necessary for the operation of the business.

Contractual Obligations

As of December 31, 2013, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes Payable (Principal and Interest)	$ 64,704	$ 64,704	$ -	$ -	$ -
Notes Payable (Principal and Interest)	8,262,932	972,091	4,805,459	2,485,382	-

Total Contractual Obligations	$8,327,636	$1,036,795	$4,805,459	$2,485,382	$ -

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with revenues generated from operations, are in excess of operating expenses and contractual obligations.  The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to meet the acquisition costs of any additional properties.  There are no capital improvement and recurring capital expenditures at the properties.

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $304,344 for the year ended December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of the Company's disclosure controls and procedures, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.  Due to the consummation of the split-off and acquisition of WPF, there was a change in the Company’s officers and consultants in charge of financial reporting, which change resulted in inefficiencies that led to our inability to file this report in a timely manner.  Now that the personnel in charge of disclosure controls and procedures are fully engaged and in place, we believe this deficiency has been remedied on a going forward basis.

Management’s Annual Report on Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual assessment of the effectiveness of its internal control over financial reporting in its annual report. Due to the reverse acquisition which was consummated on September 30, 2013, this Report is deemed our first Annual Report on Form 10-K, and as a result we are not including a report of management's assessment of effectiveness of internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Christopher Brogdon	65	CEO, President & Director	2013
Steven Bathgate	59	Director	2013
John Sheehan, Jr.	56	Director	2013
Clifford L. Neuman	65	Director	2014
Ryan Scates	26	Secretary	2013
Philip Scarborough	68	CFO	2013

Christopher Brogdon is currently Vice Chairman of AdCare Healthcare Systems, Inc. (NYSE MKT: ADK).  He has been in the assisted living, nursing home and retirement community business for more than 25 years.  Mr. Brogdon co-founded Winter Haven Homes, Inc. in 1987.  Winter Haven Homes, Inc. developed, owned and operated assisted living and nursing homes primarily in the Southeastern United States.  Winter Haven is primarily involved with owning and leasing the operations to third parties today.  From 1991 through June of 1998, Mr. Brogdon served as the Chairman of the Board of Retirement Care Associates (RCA), a NYSE listed company that operated more than 120 assisted living and nursing home facilities. From 1994 through June of 1998, Mr. Brogdon was also Chairman of Contour Medical (Contour), a NASDAQ listed company that was in the medical supply business. In 1998 and 1999, Mr. Brogdon was also Chairman of NewCare Health Corporation a NASDAQ listed company in the assisted living and nursing home business.  Mr. Brogdon co-founded J. Christopher’s in 1996, a restaurant specializing in breakfast, lunch and brunch.  Today there are twenty one stores in operation and two under development.  Since 1999, Mr. Brogdon has been an owner and the manager of Brogdon Family, L.L.C., which owns nursing homes, assisted living facilities, restaurants and commercial real estate. Mr. Brogdon is a founding board member of the Georgia Coastal Alzheimer’s Association which serves thirteen South Georgia counties.  Mr. Brogdon is also on the advisory board of SCAD Atlanta (Savannah School of Art & Design).

Steven Bathgate is a founder and Senior Managing Partner of GVC Capital LLC, a registered broker-dealer and investment bank located in Greenwood Village, Colorado since 1996. Prior to starting GVC Capital, he was Chairman and Chief Executive Officer of Cohig & Associates, Inc., an investment banking firm.  He received a BS degree in Finance from the University of Colorado.

John Sheehan, Jr. has served as President of Ocoee Foundation, Inc. a non-profit that owns three nursing homes located in Tennessee.  He is an owner/operator of eight for-profit nursing homes located in Tennessee and served as Senior Investment Officer for Nationwide Health Properties, Inc. located in Cleveland, Tennessee.

Clifford L. Neuman has been engaged as a principal in his own law firms for over 40 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings.  Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the Managing Partner of Gemini Gaming, LLC, which owns and operates a gaming casino in Blackhawk, Colorado.  He currently serves as Chairman of the Board of Medicine Horse Program, a non-profit equine assisted psychotherapy facility in Boulder, a Director and CEO of Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), as a Phi Beta Kappa member.

Philip Scarborough previously served as Chief Financial Officer of West Paces Ferry Healthcare REIT, Inc. from inception in 2013 until its acquisition by Global Healthcare REIT, Inc. Mr. Scarborough is a CPA and has practiced as a sole practitioner for the last several years. Mr. Scarborough served as Chief Financial Officer for a technical firm with contracts with United Space Alliance, operators of the Space Shuttle program. Mr. Scarborough was previously employed by Arthur Andersen & Co. and Arthur Young, both national CPA firms.

Ryan Scates began working at Winter Haven Homes in 2013 in a management capacity to facilitate healthcare facility acquisitions. Ryan’s experience includes working in the Office of the Executive Counsel to the Governor of Georgia, and as a member of the University of Georgia Athletic Association Board of Directors, where he spearheaded the implementation of the Young Alumni Development and Ticketing Program. Ryan holds undergraduate and law degrees from the University of Georgia. Ryan lives in Atlanta and is a member of Gridiron.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2013, meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.

During fiscal 2013, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

Mr. Brogdon would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent registered public accounting firm or controller whenever a special situation arises.

The Audit Committee of the Board of Directors will adopt a written charter, which, when adopted, will be filed with the Commission.

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

Mr. Brogdon would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Brogdon, President, at the Company's principal executive offices located in Atlanta, Georgia and provide to Mr. Brogdon, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2014.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Christopher Brogdon, President, at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, Global Healthcare REIT, Inc., at the Company's principal executive offices located in Atlanta, Georgia.  Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten-percent holders except for Messrs. Bathgate, Scarborough and Sheehan, who each failed to file one report covering one transaction in a timely manner. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

Components of Compensation. For the year ended December 31, 2013, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  Neither the CEO nor CFO received a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

The following table and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Brogdon	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

There were no fees or other compensation paid to outside directors of the Company during 2013.

Directors were reimbursed their expenses incurred in attending meetings.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the "Incentive Plan").  The Incentive Plan allows the Company to grant incentive stock options, non-qualified stock options and/or stock purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries.  Options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's").  As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company's Common Stock (determined as of the date of grant of ISO) with respect to which ISO's granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to NQSO's.  Rights to purchase shares of the Company's Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

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

An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of December 31, 2013, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

Equity Awards at Year End

There were no unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 6, 2014 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)(9)

Common Stock	Christopher & Connie Brogdon(2)	709,268	3.65%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, GA 30305

	Clifford L. Neuman (3) 1507 Pine Street Boulder, CO 80302	752,273	3.80%

	John Joseph Sheehan, Jr.(4)	157,671	0.80%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, GA 30305

	Steven M. Bathgate (5)	1,425,892	6.98%
	5250 S. Roslyn # 400
	Greenwood Village, CO 80111

	Philip S. Scarborough	101,126	0.51%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	Ryan Scates (6)	16,201	0.08%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	John D. Gibbs (7)	1,275,353	6.44%
	807 Wood N Creek
	Ardmore, OK 73401
	Estate of A. Leonard Nacht, deceased (8)	1,022,900	5.17%

	All Officers and Directors as a Group (6 Persons)	3,162,431	15.13%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes warrants exercisable to purchase 50,000 shares at $0.50 per share and warrants exercisable to purchase an additional 100,000 shares at $0.75 per share.

(3)

Includes 702,273 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(4)	Includes warrants exercisable to purchase 25,000 shares at $0.50 per share and warrants exercisable to purchase an additional 50,000 shares at $0.75 per share.

(5)

Includes 534,113 shares owned by Steven M. Bathgate IRA; 40,000 shares owned by Mr. Bathgate’s spouse; and, 25,000 shares owned by Viva Co, LLC of which Mr. Bathgate’s spouse is a 50% owner and as to which Mr. Bathgate disclaims beneficial ownership.  Also includes warrants exercisable to purchase 90,000 shares at $0.50 per share and warrants exercisable to purchase an additional 287,404 shares at $0.75 per share.  Also includes warrants exercisable to purchase 210,334 warrants at $0.75 per share owned of record by GVC Partners, LLC, of which Mr. Bathgate is a Managing Member, but as to which Mr. Bathgate disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(6)	Includes 2,867 shares of common stock owned by Mr. Scates’ spouse, as to which Mr. Scates disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(7)

Includes 200,000 warrants exercisable at $0.75 per share owned by John D. Gibbs and, 51,000 warrants exercisable at $0.50 per share owned by TriPower Resources, of which John D. Gibbs is the control person.

(8)	Includes 300,000 shares of Series D Convertible Preferred Stock convertible into 300,000 shares of common stock.

(9)	Based on 19,867,668 shares issued and outstanding on May 6, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Equity Compensation

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

Related Party Transactions

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

The Company has an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000 which it acquired from Georgia REIT in connection with its acquisition of Dodge.  This amount has been netted in the consolidation against an advance owed back to Mr. Brogdon by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to  WPF used to purchase the 65% interest in Dodge on March 15, 2013.  In addition to the stockholder advance above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of December 31, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $28,055.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

The Company determined that an advance by Dodge to an affiliate (Georgia Healthcare REIT, Inc.) totaling $108,182, was no longer collectible.  Accordingly, the Company recorded this amount as a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through December 31, 2013.

The Company has also determined that an advance receivable from Gemini Gaming, LLC in the amount of $350,000 is no longer collectible and has, as a result, recorded a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through December 31, 2013. Clifford Neuman, a recently appointed director of the Company, is a manager and member of Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the first closing of the offering on December 31, 2013 in the amount of $185,996, a non-accountable expense allowance in the amount of $62,750 and expense reimbursement in the amount of $13,918.   Subsequent to December 31, 2013, there were three additional closings in the offering in which GVC was paid, in the aggregate, an additional $229,631 in Placement Agent fees, $71,642 in non-accountable expense allowance and $3,170 in expense reimbursement.  Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering. Mr. Bathgate’s share of those warrants are set forth in this Report in the section heading Security Ownership of Management and Principal Shareholders.

Conflicts of Interest

The Company has and will in the future acquire properties from entities either controlled by Mr. Brogdon or in which he has a direct or indirect financial interest. In each instance where we have or will acquire a property which is controlled by or in which Mr. Brogdon has an interest, he is required to disclose the terms of those interests to the Board of Directors as a “Conflicting Interest Transaction” within the meaning of Utah Revised Statutes  §§16-10a-850 through 853.  Mr. Brogdon also abstains from any participation in the approval of the terms of a Conflicting Interest Transaction, which must be approved by a majority of “Qualified Directors”, as defined in the provisions of the Utah Revised Statutes cited above, who have no direct or indirect financial interest in the property involved.  These procedures will be followed in every Conflicting Interest Transaction, regardless of the related party having the conflict.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to Global Casinos by Schumacher & Associates, Inc., its previous independent registered public accounting firm, for each of the last two fiscal years ending June 30, 2013 and 2012:

	2013	2012
Audit Fees	$59,700	$57,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$59,700	$57,000

The following table details the aggregate fees billed to the Company by Frazier & Deeter (“FD”), its current registered independent public accounting firm, since their appointment in 2013:

2013
Audit Fees	$84,000
Tax Fees	-0-
All Other Fees	-0-

Total	$84,000

The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and the review of the quarterly consolidated financial statements.

It is the policy of the Board of Directors, acting as the audit committee, to pre-approve all services to be performed by the independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.
Date: May 14, 2014	By: /s/ Christopher Brogdon Christopher Brogdon President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ Christopher Brogdon Christopher Brogdon	CEO, President & Director (Principal Executive Officer)	May 14, 2014

_/s/ Steven Bathgate Steven Bathgate	Director	May 14, 2014

/s/ John Joseph Sheehan, Jr. John Joseph Sheehan, Jr.	Director	May 14, 2014

/s/ Clifford L. Neuman Clifford L. Neuman	Director	May 14, 2014
/s/ Philip Scarborough		May 14, 2014

Philip Scarborough

     Chief Financial Officer

     (Principal Financial and Accounting

      Officer)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)  Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-29 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits
	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5

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

Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated November 19, 1993

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

(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company's Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994

(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.

(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.

(7)	10.39

Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement

(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
*	21.0	Subsidiaries of the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.

*

Filed herewith

**

furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet of Global Healthcare REIT, Inc. as of December 31, 2013	F-3

Consolidated Statement of Operations of Global Healthcare REIT, Inc. from March 13, 2013 (date of inception) through December 31, 2013.	F-5

Consolidated Statement of Changes in Equity (Deficit) of Global Healthcare REIT, Inc. from March 13, 2013 (date of inception) through December 31, 2013	F-6

Consolidated Statement of Cash Flows of Global Healthcare REIT, Inc. from March 13, 2013 (date of inception) through December 31, 2013.	F-7

Notes to Consolidated Financial Statements	F-8

Schedule III – Real Estate and Accumulated Depreciation	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheet of Global Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the period from March 13, 2013 (date of inception) through December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from from March 13, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

May __, 2014

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2013

ASSETS

Property and Equipment
Land	$ 160,000
Land Improvements	200,000
Buildings and Improvements	7,550,200
Furniture, Fixtures and Equipment	469,900
8,380,100
Less Accumulated Depreciation	(291,500)
Property and Equipment, Net	8,088,600

Other Assets
Cash and Cash Equivalents	1,180,192
Advances due from Related Parties	485,300
Restricted Cash	307,638
Note Receivable – Related Party, net of discount	600,148
Prepaid Expenses, Deferred Loan Costs, and Other	139,673
Goodwill	1,750,454
Total Other Assets	4,463,405

Total Assets	$12,552,005

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2013

CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND EQUITY

Liabilities
Convertible Notes Payable, Net	$ 63,258
Notes Payable	7,269,498
Accounts Payable and Accrued Liabilities	295,432
Advances due to Related Parties	7,345
Lease Security Deposit	25,000
Total Liabilities	7,660,533
Commitments and contingencies
Equity
Preferred Stock: 10,000,000 Shares Authorized
Series A - No Dividends, $2.00 Stated Value, Non-Voting, 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding
401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non- Voting, 1,000,000 Shares Authorized, 700,000 Shares Issued and Outstanding
700,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized; 14,556,115 Shares Issued and Outstanding
727,807
Common Stock Subscribed but Not Issued	106,500
Additional Paid-In Capital	3,768,764
Accumulated Deficit	(687,057)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	5,017,014
Non-Controlling Interests	(125,542)
Total Equity	4,891,472
Total Liabilities and Equity	$12,552,005

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FROM MARCH 13, 2013 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

Revenue
Rental Revenue	$ 443,333

Expenses
General and Administrative	330,747
Acquisition Costs	173,743
Bad Debt	108,182
Depreciation	153,847
766,519

Loss from Operations	(323,186)

Other (Income) Expense
Interest Expense, net	423,302

Net Loss	(746,488)

Net Loss Attributable to Non-Controlling Interests	102,403

Net Loss Attributable to Global Healthcare REIT, Inc.	(644,085)

Series D Preferred Dividends	(60,089)

Net Loss Attributable to Common Stockholders	$ (704,174)

Per Share Data:
Net Loss Per Share Attributable to Common Stockholders -
Basic and Diluted	$ (0.09)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,240,492

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FROM MARCH 13, 2013 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Common Stock Subscribed but Not Issued	Accumulated Deficit	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 13, 2013 (Date of Inception)	-	$ -	-	$ -	-	$ -$ -	$ - -	$ -	$ -	$ -	$ -	$ -	$ -
Acquisition of Controlling Interest in Dodge NH, LLC	-	-	-	-	-	-	-	-	-	(42,972)	(42,972)	(23,139)	(66,111)
Issuance of Common Stock for Subscriptions Receivable	-	-	-	-	1,000	100	(100)	-	-	-	100	-	100
Effect of Reverse Acquisition	200,500	401,000	700,000	700,000	10,364,553	518,179	100	1,168,417	-	-	2,787,596	-	2,787,596
Common Stock Sold in Private Placement,
Net of Offering Costs	-	-	-	-	3,563,411	178,171	-	2,221,379	106,500	-	2,506,050	-	2,506,050
Conversion of Notes Payable and
Accrued Interest into Common Stock in
Private Placement					627,151	31,358	-	439,056	-	-	470,414	-	470,414
Series D Preferred Dividends	-	-	-	-	-	-	-	(60,089)	-	-	(60,089)	-	(60,089)

Net Loss	-	-	-	-	-	-	-	-	-	(644,085)	(644,085)	(102,403)	(746,488)
Balance, December 31, 2013	200,500	$ 401,000	700,000	$ 700,000	14,556,115	$ 727,808	$ -	$ 3,768,763	$ 106,500	$ (687,057)	$ 5,017,014	$ (125,542)	$ 4,891,472

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FROM MARCH 13, 2013 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2013

Cash Flows from Operating Activities
Net Loss	$ (746,488)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	153,847
Amortization and Accretion	48,384
Bad Debt Expense	108,182
Increase in Straight Line Rent Adjustment	(13,000)
Changes in Operating Assets and Liabilities
Net of effect of acquisition:
Restricted Cash	(107,638)
Accounts Payable and Accrued Liabilities	258,766
Deferred Revenue	(22,500)
Net Cash Used in Operating Activities	(320,447)
Cash Flows from Investing Activities
Acquisition of Dodge NH, LLC - Controlling Interest,
Net of Cash Acquired in Reverse Acquisition	265,968
Acquisition of Property and Equipment	(3,500,000)
Net Cash Used in Investing Activities	(3,234,032)
Cash Flows from Financing Activities
Payments on Notes Payable	(441,714)
Proceeds from Notes Payable	2,720,000
Deferred Loan Costs	(30,799)
Net Advances due from / to Related Parties	(4,555)
Proceeds from Issuance of Common Stock and Stock Applications	2,778,901
Offering Costs	(272,851)
Dividends Paid on Preferred Stock	(14,311)
Net Cash Provided by Financing Activities	4,734,671
Net Increase in Cash and Cash Equivalents	1,180,192
Cash and Cash Equivalents, Beginning	0
Cash and Cash Equivalents, Ending	$ 1,180,192
Supplemental Cash Flow Information
Cash Paid for Interest	$ 367,513

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

f/k/a GLOBAL CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Healthcare REIT, Inc. (the Company or Global), formerly known as Global Casinos, Inc., is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and related notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted US accounting principles (US GAAP) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Consolidation

The Company was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry.  Prior to an acquisition on September 30, 2013, Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).

The Company intends to make an election as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors as such time as the Board determines that such election is appropriate.  Such election will not be made in the Company’s tax return for the 2013 fiscal year.

The acquisition of WPF is accounted for as a reverse acquisition, as a result of which the Company automatically adopted the historical fiscal year end of WPF of December 31.

The Company receives the services of consultants and affiliates for which they are not compensated either through cash or equity, and such costs are not currently recorded in the financial statements but are necessary for the operation of the business.

Acquisition of West Paces Ferry Healthcare REIT, Inc. (WPF)

On September 30, 2013, Global acquired all of the outstanding common stock of WPF for consideration of $100.  WPF owns a 65% membership interest in Dodge NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.  Upon acquisition of WPF, a new board of directors and executive officers were installed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the largest of each of the combined entities.   U. S. generally accepted accounting principles require that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.  The results of operations of Global have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of WPF are presented as the historical consolidated financial statements of the Company.

Acquisition of Dodge NH, LLC

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge), on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 12.  The remaining 35% of Dodge is owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 7) to acquire the facility on July 1, 2012.  Dodge Investors represents a portion of the “non-controlling” interest in these consolidated financial statements.

Basis of Presentation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control.  Third party equity interests in subsidiaries are recognized as non-controlling interests in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest.  Interests in entities acquired are evaluated based on US GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest.  The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company did not have a VIE interest as of December 31, 2013.

There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE.  The entity is evaluated to determine if it is a VIE by, among other things, determining of the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America  (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included herein relate to the recoverability of assets and the value of long-lived assets.  Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Funds accumulated in restricted cash of $201,138 at December 31, 2013, and are restricted for uses described more fully in Note 7.  Restricted cash also includes $106,500 held in escrow for common stock subscribed but not issued.

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the US Federal Deposit Insurance Corporation (FDIC).  The excess amounts at December 31, 2013 are $908,281.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the original property and equipment owned by our acquired properties are stated at its carrying value on the date of acquisition.  Property and equipment acquired from third parties are recorded at their estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques. Any subsequent betterments and improvements will also be stated at historical cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Upon sale, retirement or other disposition of an asset, the cost and accumulated depreciation are removed and any gain or loss on the disposition is included in income.  Estimated useful lives of the assets are summarized as follows:

Land Improvements	15 years
Building and Improvements	30 years
Furniture, Fixtures and Equipment	10 years

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the asset for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

Advances Due To and From Related Parties

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

Note Receivable – Related Party

The Company evaluates its note receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value, as determined by the present value of expected future cash flows discounted at the note’s effective interest rate.  If the measure of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the loan using the straight line method which approximates the effective interest method.  Amortization expense for the period from March 13, 2013 to December 31, 2013 totaled $33,710.  Accumulated amortization totaled $63,874 as of December 31, 2013.  Amortization of this intangible asset is expected to total approximately $42,600, per year through the maturity date of the Colony Bank loan.

Deferred Lease Incentive

Dodge provided the lessee with an incentive to execute the lease on July 1, 2012, valued at $20,000.  This amount has been capitalized and is being amortized over the life of the lease.  Amortization of this intangible asset is expected to total approximately $4,000, per year through the initial term of the lease.

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in US GAAP. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required. During 2013, the Company performed the annual qualitative assessment of its goodwill and determined that no impairment was required as of December 31, 2013.

Revenue Recognition

The Dodge lease is subject to annual escalations of the minimum monthly rent required under the lease.  The accompanying consolidated financial statements reflect rental revenue on a straight-line basis over the term of the lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected as other assets and totaled $30,000 as of December 31, 2013.  Adjustments to reflect rental revenue on a straight line basis totaled $13,000 for the period from March 13, 2013 through December 31, 2013.

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

The Company uses the asset and liability method of accounting for income taxes.  Accordingly, deferred tax assets and liability are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment.  A valuation allowance is established against deferred tax assets when management concludes that the “more likely than not” realization criteria has not been met.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants, and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 3,714,250 representing stock purchase warrants and shares issuable upon conversion of preferred stock were not included in the calculations of diluted earnings per share for the period from March 13, 2013 (date of inception) through December 31, 2013, as their inclusion would have been anti-dilutive due to the loss recorded for the periods.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive income.

2.

REVERSE ACQUISTION

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100.  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the larger of the combined entities.  U. S. GAAP generally requires that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer and Global the accounting acquiree.

The fair value of the consideration effectively transferred is based on what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.  The fair value effectively transferred should be based on the most reliable measure.  The quoted market price of the Company’s shares provide a more reliable basis for measuring the fair value consideration than the estimated fair value of the shares of WPF, as WPF’s shares were privately-held.

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

Goodwill is calculated as the consideration effectively transferred less the net fair value of the accounting acquiree’s identifiable assets and liabilities.  Goodwill of $1,300,454 has been calculated by subtracting the accounting acquiree’s assets and liabilities from the fair value of the consideration effectively transferred of $2,741,918.  Goodwill represents the benefit to WPF of being a public company post merger and having access to capital markets and stockholder liquidity.

The goodwill recorded as a result of the reverse acquisition is not deductible for tax purposes.

The preliminary purchase allocation is subject to material change pending the completion of the valuation of assets acquired and liabilities assumed.  During the fourth quarter of 2013, the Company determined the advance receivable was not collectible.  Accordingly, the Company recorded a revision to the preliminary purchase price allocation in the amount of $350,000.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

	As Originally Reported	Revision	As Revised
Cash	$ 254,880	$ -	$254,850
Advance Receivable – Related Party	350,000	(350,000)	-
Notes Receivable – Related Party	1,100,148	-	1,100,148
Accrued Interest Receivable	18,750	-	18,750
Notes Payable	(240,752)	-	(240,752)
Accounts Payable and Accrued Liabilities	(41,562)	-	(41,562)

Fair Value of Net Assets Acquired	1,441,464	(350,000)	1,091,464

Goodwill	1,300,454	350,000	1,650,454

Consideration Effectively Transferred	$ 2,741,918	$ -	$ 2,741,918

3.  ACQUISITION OF A CONTROLLING INTEREST IN DODGE NH, LLC

The Dodge acquisition was recorded by WPF by measuring the recognized assets and liabilities of Dodge at their net carrying amounts in the accounts of Ga. REIT at the date of acquisition.

WPF completed the acquisition of a controlling 65% equity interest in Dodge on March 15, 2013. The operations of Dodge are presented as if the acquisition occurred on the earliest date presented in the consolidated financial statements of the acquirer.  Accordingly, the consolidated financial statements reflect rental operations of Dodge for the period from March 13, 2013 through December 31, 2013.  The purchase price of this 65% controlling interest was equal to $100.  The equity interest acquired is considered to be a controlling interest in Dodge.

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

4.  ACQUISITION OF WARRENTON NURSING HOME

On December 31, 2013, the Company acquired a 95% equity interest in ATL/WARR, LLC (Warr LLC) from Christopher Brogdon, a related party, for nominal consideration of $1.00.  On the same date, Warr LLC acquired a 110 bed nursing home located in Warrenton, Georgia at a purchase price of $3,500,000.  The acquisition was funded with a mortgage loan in the amount of $2,720,000 and with proceeds from the private offering of common stock.

The Company has accounted for the acquisition as a business combination under US GAAP with the assets and liabilities of the acquired property recorded as of the acquisition date, at their respective fair values.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property is set forth below:

Land	$ 110,000
Building	3,320,100
Furniture, Fixtures and Equipment	69,900
$ 3,500,000

5.  ADVANCE RECEIVABLE – RELATED PARTY

The $350,000 advance receivable was due from Gemini Gaming, LLC in connection with the split-off of gaming assets by Global.  The advance receivable was unsecured with no established terms of repayment.  Gemini Gaming, LLC is a related party since Clifford Neuman, as director, is a manager and member of Gemini Gaming, LLC.

During the fourth quarter of 2013, the Company determined the advance receivable was not collectible.  Accordingly, the Company recorded a revision to the preliminary purchase price allocation in the amount of $350,000 as described in Note 2.

6.  NOTE RECEIVABLE – RELATED PARTY

In connection with the split-off of gaming assets by Global, the Company accepted a note receivable in the amount of $962,373 from Gemini Gaming, LLC.  The note bears interest at 4.0% and is payable in quarterly installments of $17,495 beginning on January 1, 2014.  The note is secured by all rights, title, and interest in and to 100,000 shares of the membership interest in Gemini Gaming, LLC.  In the event of default, the Company may not take possession of gaming assets or equipment or operate the casino unless duly licensed by the State of Colorado Division of Gaming.  Gemini Gaming, LLC is a related party since Clifford Neuman, a director, is a manager and member of Gemini Gaming, LLC.

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount will be amortized into earnings using the interest method over the term of the note.

7.     NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2013:

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly installments of principal and interest of $26,386 with a final balloon payment of the remaining principal totaling approximately $4,064,000, on May 29, 2015. Collateral for this note is described below.

$ 4,136,998

Note payable to Dodge Investors, LLC with interest at 13.0%. Interest is payable monthly with principal due on July 1, 2014.	412,500

Note payable to Fidelity Bank with interest at 5.00%, payable in equal monthly installments of principal and interest of $17,951 with a final balloon payment of the remaining principal totaling approximately $2,288,000, on December 20, 2018. Collateral includes all assets of the Warrenton nursing home and the personal guarantee of Christopher Brodgon.

2,720,000

$ 7,269,498

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

As additional collateral for the loan, the following security instruments have been executed and are being held in escrow in accordance with the agreement described below:

Coffee ALF, LLC (Coffee) - The bank holds a second priority deed to secure debt on an assisted living facility owned by Coffee located in Douglas, Georgia.  Brogdon Family, LLC, of which Christopher Brogdon is a member and the manager, is a 50% owner of Coffee.

Bay Landing ALF, LLC (Bay Landing) - The bank holds a second mortgage on an assisted living facility owned by Bay Landing located in Lynn Haven, Florida.  Brogdon Family, LLC, of which Christopher Brogdon is a member and the manager, is a 100% owner of Bay Landing.

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

Note Payable – Dodge Investors, LLC

Dodge Investors loaned proceeds totaling $1,100,000 to Dodge which were used in conjunction with the loan from Colony Bank to acquire the nursing home.  Dodge can prepay the note without penalty, without notice and at any time provided all interest is paid through the prepayment date. Repayment of the note is subordinate to the first mortgage held by Colony Bank on the nursing home.  Repayment of this note will be due immediately upon the sale of the facility.

In accordance with the operating agreement of Dodge, if less than $550,000 of the Dodge Investors note payable is repaid on or before December 31, 2013, Dodge will not only continue to pay interest on the unpaid balance of the note at the rate of 13%, but it will also increase the equity shares then owned by Dodge Investors from 35% to 37.5% of Dodge.

On December 31, 2013, the note was reduced to $412,500 by a cash payment and $275,000 through conversion into common stock in connection with the private offering.

Future maturities of the notes payable are as follows:

Years Ending December 31,

2014	$ 554,925
2015	4,161,240
2016	89,782
2017	94,375
2018	2,369,176
$ 7,269,498

8.     CONVERTIBLE DEBT

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

On December 31, 2013, $190,000 of the notes were converted into common stock in connection with the private offering.  The outstanding balance of the notes was $63,258 as of December 31, 2013.

9.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share and do not bear dividends. The outstanding shares of Series A Preferred Stock are non-voting, non-redeemable and non-convertible.

As of December 31, 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

Series B Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 400,000 shares of $10.00 stated value, Series B Convertible Preferred Stock.  Each share of Series B preferred stock is convertible into one share of the Company's common stock or may be redeemed at an exercise price of $10.00 per share.  In addition, the Series B shares have a junior liquidation preference of $10.00 per share.  Holders of the Series B preferred stocks are entitled to receive an annual dividend payable at the rate of 8% per annum, which is cumulative, and unpaid dividends bear interest at an annual rate of 12%.  As of December 31, 2013 there were no Series B shares outstanding.

Series C Convertible Preferred Stock

The Company has authorized 600,000 Series C shares with a stated value of $1.20 per share.  Series C shares are convertible into common stock at a rate of $1.20 per share.  Holders of Series C preferred stock are entitled to vote and to receive dividends at the annual rate of 7% based on the stated value per share.  In addition, the holders of Series C preferred stock are entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The dividends are cumulative and unpaid dividends bear interest at an annual rate of 10%.  As of December 31, 2013, there were no Series C shares outstanding.

Series D Convertible Preferred Stock

The Company has established a series of a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share.  Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360 day year and twelve 30 day months.  Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October and January.  The dividends may be paid, at the option of the holder, either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date.  Shares of the Series D preferred stock are redeemable at the Company’s option.  At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of December 31, 2013, the Company has 700,000 shares of Series D preferred stock outstanding.

Dividends of $14,311 were declared on December 31, 2013.  All quarterly dividends previously declared have been paid.

Series E Convertible Preferred Stock

The Company authorized 600,000 shares of Preferred Stock to be designated as Series E Convertible Preferred Stock, having a stated value of $0.25 per share.  Holders of the Preferred Stock shall have no voting rights, but shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  In addition, the holders of the Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of common stock.  The Preferred Stock is redeemable by the Company at its sole option and discretion at any time after six months from the initial issue date, at the Preferred Stock’s stated value plus any accrued and unpaid dividends, if any, and may be paid in cash or in shares of common stock valued at 75% of the volume weighted-average price of the common stock for the ten trading days immediately prior to the date of the redemption notice.  In addition, at any time prior to redemption, but after the earlier of ninety days from the date of issuance, or the effective date of a Registration Statement registering for sale the shares of the common stock issuable upon such conversion, holders of the Preferred Stock shall have the right to convert their shares into common stock, at a conversion rate of $0.25 per share plus any accrued or unpaid dividends.  As of December 31, 2013, no shares of Series E Convertible Preferred Stock were outstanding.

Common Stock

On December 4, 2013, the Company commenced a private offering of up to 7.5 million shares of its common stock at an offering price of $0.75 per share.  The first closing of the private offering was completed on December 31, 2013.  Subscriptions for shares in the offering were sold either for cash or in exchange for outstanding notes owed by the Company.  As of December 31, 2013, the Company had completed the sale of 4,190,562 shares of common stock for gross cash proceeds of $2,672,560.  Notes payable of $465,000 in principal and $5,413 in accrued interest were also exchanged for shares.  After deducting placement agent fees of $185,996, non-accountable expense allowance of $62,750, and expense reimbursements of $24,264, the Company realized net cash proceeds of $2,399,550.  In addition, the placement agent earned warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.  These warrants will be issued at the final closing of the private offering.

Common stock subscribed but not issued in the amount of $106,500 was held in escrow as of December 31, 2013 and included in restricted cash.

Common Stock Warrants

As of December 31, 2013, the Company had 3,543,306 of outstanding warrants to purchase common stock at an average exercise price of $0.69.  Activity related to common stock warrants follows:

	Warrants	Weighted Average Exercise Price

Balance at March 13, 2013 (date of inception)	-
Effect of Reverse Acquisition	1,254,250	$ 0.57
Issued	2,289,056	0.75

Balance at December 31, 2013	3,543,306	$ 0.69

10.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $304,344 for the year ended December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefore.  In addition, Casinos USA, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC.  No payments on the contingency have been required to date, and as management believes the risk associated with this contingency is de minimus, we have not recorded a liability in these consolidated financial statements.

11.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000 which remains outstanding as of December 31, 2013. This amount has been netted in the consolidation against an advance owed back to Mr. Brogdon by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to the WPF used to purchase the 65% interest in Dodge (Note 2) on March 15, 2013.  In addition to the stockholder advance above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of December 31, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $28,055.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.  The Company determined that an advance by Dodge to an affiliate (Georgia REIT) totaling $108,182, was no longer collectible.  Accordingly, the Company recorded this amount as a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through December 31, 2013.

The Company has also determined that an advance receivable from Gemini Gaming, LLC in the amount of $350,000 is no longer collectible and has, as a result, recorded a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through December 31, 2013. Clifford Neuman, a recently appointed director of the Company, is a manager and member of Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (“GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the first closing of the offering on December 31, 2013 in the amount of $185,996, a non-accountable expense allowance in the amount of $62,750 and expense reimbursement in the amount of $13,918.   Subsequent to December 31, 2013, there were three additional closings in the offering in which GVC was paid, in the aggregate, an additional $229,631 in Placement Agent fees, $71,642 in non-accountable expense allowance and $3,170 in expense reimbursement.  Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering. Mr. Bathgate’s share of those warrants are set forth in this Report in the section heading Security Ownership of Management and Principal Shareholders.

12.  FACILITY LEASES

The Dodge nursing home is being operated under a lease agreement with Eastman Healthcare and Rehab, LLC, (Eastman Rehab).  The initial term of the lease is for five years commencing July 1, 2012, and ending June 30, 2017.  The lease requires lease payments to be made in advance in the amount of $45,000 per month for the first year of the lease.  The monthly lease payments escalate by $1,000 per month on each lease anniversary, thereafter.  The initial term of the lease can be extended for one additional term of five years if Eastman Rehab elects to exercise its renewal option and meets the requirements stated in the lease agreement.  Payment terms of the rent will be negotiated at the time of renewal.  Eastman Rehab is responsible for payment of insurance, taxes and other charges while under the lease.

The lease related to the Warrenton nursing home was assigned to the Company on December 31, 2013.  The lease requires monthly payments of $27,871 through expiration of the lease agreement on June 30, 2016.  The lessee is responsible for payment of insurance, taxes and other charges while under the lease.

Future cash payments for rent to be received during the initial term of the lease are as follows:

Years Ending December 31,

2014	$ 892,448
2015	904,448
2016	749,224
2017	294,000
$ 2,840,120

13.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2013 due to the carry back of net operating losses. Global and WPF will file separate federal and state tax returns for the period ended December 31, 2013.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the period from March 13, 2013 (date of inception) through December 31, 2013:

Statutory Federal Income Tax Rate	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)
- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

Deferred Tax Assets
Net Operating Loss Carry Forwards	$2,415,827
Discount on Note Receivable	123,157
Acquisition Costs	67,573
2,606,557

Deferred Tax Liabilities
Property and Equipment	(119,448)

2,487,109

Valuation Allowance	(2,487,109)

Net Deferred Tax Asset	$ -

The valuation allowance at December 31, 2013 was primarily related to federal net income loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,105,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the period from March 13, 2013 (date of inception) through December 31, 2013 was $83,879.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2013.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of December 31, 2013, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

14.  FAIR VALUE MEASUREMENTS

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

Our balance sheet includes the following financial instruments: cash and cash equivalents, advances due from related parties, advance receivable, note receivable-related party, restricted cash, accounts payable and accrued liabilities, notes payable and lease security deposit. We consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying amounts for notes payable approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs include comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.

15.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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

Notes payable and accrued interest totaling $470,414 were converted into 627,151 shares of common stock in connection with the private offering.

Accrued and unpaid dividends on Series D preferred stock totaled $14,311 as of December 31, 2013.

16.     SUBSEQUENT EVENTS

Acquisition and Disposition of Wood Moss

Effective January 27, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Georgia REIT for nominal consideration ($10.00) of a 67.5% membership interest in Wood Moss, LLC (“Wood Moss”).  Georgia REIT is a private corporation solely owned by Christopher Brogdon.   The remaining 32.5% membership interest in Wood Moss is owned by Scottsburg Investors, LLC (“Scottsburg Investors”).  Scottsburg Investors sold an aggregate of $500,000 in promissory notes to its members, and used the proceeds to extend a loan to Wood Moss evidenced by a 13% $500,000 unsecured note payable by Wood Moss.

Wood Moss owns 100% of the Scottsburg Healthcare Center (“Scottsburg”), a 99 bed skilled nursing facility situated on 3.58 acres in Scottsburg, Indiana. The purchase price paid by Wood Moss for Scottsburg was $3.415 million, consisting of $500,000 from Scottsburg Investors and a conventional first mortgage in the principal amount of $2.915 million.

Scottsburg is leased to Waters of Scottsburg, an affiliate of Infinity HealthCare Management under an operating lease that expires December 31, 2014.  Base rent under the lease was $31,000 per month through December 31, 2013 and increased to $32,000 per month beginning January 1, 2014.

In connection with the private offering of common stock described below, the Company issued shares of common stock for the remaining 32.5% membership interest in Wood Moss owned by Scottsburg Investors.  As of February 20, 2014, the Company owned 100% of Wood Moss.

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned.  The Company recognized a loss from the disposition approximating $400,000.

Private Offering of Common Stock

On March 14, 2014, the Company completed its private offering of common stock.  The Company sold an aggregate of 4,776,127 shares of common stock at $0.75 per share for gross proceeds of $3,582,086 during 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $304,443 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $3,011,712 during 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

Acquisition of Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements comprising a 100% interest in the Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  The facility is comprised of a senior living campus offering 116 nursing beds, 86 independent living units, and 32 assisted living beds.  The purchase price of $2.0 million was funded through a $1.5 million bridge loan and from proceeds of the stock offering.  As part of the purchase, the Company assumed an operating lease which will expire in June 2016.  The fair value of the real property and improvements acquired was determined to be $6.7 million based on independent appraisals. The acquisition resulted in a bargain purchase gain as follows (unaudited):

Property and Equipment

Land

$1,120,000

Buildings and Improvements

  5,506,200

Furniture, Fixtures and Equipment

       73,800

Fair Value of Assets Acquired

  6,700,000

Cash Consideration Transferred

  2,000,000

Bargain Purchase Gain

$4,700,000

The following table summarizes certain supplemental pro forma financial information which was prepared as if the acquisition had occurred as of March 13, 2013 (date of inception).  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Period Ended December 31, 2013
	As Reported	Unaudited Pro Forma

Revenue	$ 443,333	$ 779,333
Net Loss	$(746,488)	$(648,668)

The pro forma financial information includes a non-recurring pro forma adjustment (unaudited) of $80,500 for the period ended December 31, 2013 related to transaction costs incurred by the Company.

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company will use the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities leases, a first lien on all personal property located in the facilities, and a guaranty by the Company.  The debt bears interest at rates ranging from 7.0% to 8.5% with principal and interest due monthly beginning in May 2014 through maturity on March 1, 2044.  The loan agreement also contains financial covenants required to be maintained by the Company.

Acquisition of Interest in Limestone Assisted Living

Effective March 5, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brodgon, President and Director of the Company, for nominal consideration ($10)  a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”).  The remaining 75% membership interest in Limestone LLC is owned by Connie Brogdon (5%) and unaffiliated third parties (70%).  The Company also extended a loan to Limestone LLC in the principal amount of $550,000 which is repayable, together with interest at the rate of 10% per annum, on or before the earlier of (i) August 31, 2014 or (ii) from the proceeds of the sale of the Limestone Assisted Living facility.  The obligation of Limestone LLC to repay the loan is secured by the personal guaranty of Christopher Brogdon.  Proceeds from the loan were used by Limestone LLC to repay and retire a loan in the principal amount of $500,000, plus accrued and unpaid interest, owed to an unaffiliated third party.

Limestone LLC owns 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility situated on 4.43 acres located in Gainesville, Georgia.  There is senior secured bond debt in the approximate amount of $3.7 million in addition to the $500,000 loan described above.

Declaration of Cash Dividend on Common Stock

On April 2, 2014, the Board of Directors announced that the Company had declared a cash dividend of $0.01 for every share of common stock on record as of April 30, 2014.

Exercise of Warrants

In April 2014, the Company issued an aggregate of 114,000 shares of common stock pursuant to the exercise of outstanding Class A Warrants at $.50 per share and issued an additional 48,020 shares of common stock pursuant to the exercise of outstanding Class B Warrants at $.75 per share.

GLOBAL HEALTHCARE REIT, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation

Middle Georgia Nursing Home	$ 4,136,998	$ 50,000	$ 4,830,100	$ -	$ -	$ 50,000	$ 4,830,100	$ 4,880,100	$ 291,500

Warrenton Health and Rehabilitation	2,720,000	110,000	3,390,000	-	-	110,000	3,390,000	3,500,000	-

Total	$ 6,856,998	$ 160,000	$ 8,220,100	$ -	$ -	$ 160,000	$ 8,220,100	$ 8,380,100	$ 291,500

(1) Buildings and Improvements includes Land Improvements, Buildings and Improvements and Furniture, Fixtures, and Equipment which are depreciated over 15, 30, and 10 years, respectively.

(2) Reconciliation of Real Estate and Accumulated Depreciation:
	Cost	Accumulated Depreciation
Balance at Beginning of Period	$ -	$ -
Acquisitions	8,380,100	137,653
Depreciation Expense	-	153,847
Balance at Close of Period	$ 8,380,100	$ 291,500