Form 10-K/A
period 2013-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2014-06-11
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________

FORM 10-K/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the period ended December 31, 2013 (the “Form 10-K”) of Global Healthcare REIT, Inc., is being filed for the purpose of furnishing a dated auditor’s report covering the consolidated balance sheet of Global Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the period from March 13, 2013 (date of inception) through December 31, 2013.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after May 16, 2014) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from March 13, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

May 16, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.
Date: June 11, 2014	By: __/s/ Christopher Brogdon Christopher Brogdon President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ Christopher Brogdon Christopher Brogdon	CEO, President & Director (Principal Executive Officer)	June 11, 2014

__/s/ Steven Bathgate Steven Bathgate	Director	June 11, 2014

/s/ John Joseph Sheehan, Jr. John Joseph Sheehan, Jr.	Director	June 11, 2014

/s/ Clifford L. Neuman Clifford L. Neuman	Director	June 11, 2014
/s/ Philip Scarborough		June 11, 2014

Philip Scarborough

     Chief Financial Officer

     (Principal Financial and Accounting

      Officer)