Form 10-Q
period 2014-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2014-07-02
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

As of June 24, 2014, the Registrant had 19,867,668 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	Page

	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and Period from March 13, 2013 (Date of Inception) through March 31, 2013	4

	Consolidated Statement of Changes in Equity (Deficit) for the Three Months Ended March 31, 2014	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and Period from March 13, 2013 (Date of Inception) through March 31, 2013	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls & Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Removed and Reserved	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

Property and Equipment
Land	$ 870,000	$ 160,000
Land Improvements	200,000	200,000
Buildings and Improvements	11,766,400	7,550,200
Furniture, Fixtures and Equipment	543,700	469,900
	13,380,100	8,380,100
Less Accumulated Depreciation	(362,582)	(291,500)
Property and Equipment, net	13,017,518	8,088,600

Other Assets
Cash and Cash Equivalents	2,277,770	1,180,192
Advances to Related Parties	719,106	485,300
Restricted Cash	3,855,704	307,638
Notes Receivable - Related Parties, net of discount	1,247,950	600,148
Prepaid Expenses, Deferred Loan Costs, and Other	534,973	139,673
Goodwill	1,750,454	1,750,454
Total Other Assets	10,385,957	4,463,405

Total Assets	$ 23,403,475	$ 12,552,005

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31, 2014	December 31, 2013

LIABILITIES AND EQUITY

Liabilities
Convertible Notes Payable, net	$ -	$ 63,258
Notes and Bonds Payable	12,852,774	7,269,498
Accounts Payable and Accrued Liabilities	187,191	295,432
Advances from Related Parties	-	7,345
Lease Security Deposit	25,000	25,000
Total Liabilities	13,064,965	7,660,533

Commitments and Contingencies

Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting,
2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting,
1,000,000 Shares Authorized, 700,000 Shares Issued and Outstanding	700,000	700,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized; 19,332,230
and 14,556,115 Shares Issued and Outstanding at March 31, 2014
and December 31, 2013, respectively	966,612	727,807
Common Stock Subscribed but Not Issued	-	106,500
Additional Paid-In Capital	6,791,826	3,768,764
Retained Earnings (Accumulated Deficit)	1,610,516	(687,057)
Total Global Healthcare REIT, Inc. Stockholders' Equity	10,469,954	5,017,014
Non-Controlling Interests	(131,444)	(125,542)
Total Equity	10,338,510	4,891,472

Total Liabilities and Equity	$ 23,403,475	$12,552,005

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31, 2014
		Period from March 13, 2013 (Date of Inception) to March 31, 2013

Revenue
Rental Revenue	$ 233,279	$ 23,333
Expenses
General and Administrative	118,262	4,370
Acquisition Costs	180,455	-
Depreciation	71,081	8,097
	369,798	12,467
Income (Loss) from Operations	(136,519)	10,866

Other (Income) Expense
Bargain Purchase Gain	(3,000,000)	-
Loss on Sale of Property and Equipment	381,395	-
Interest Expense, net	190,415	20,677
	(2,428,190)	20,677
Net Income (Loss)	2,291,671	(9,811)

Net Loss Attributable to Non-Controlling Interests	5,902	1,322
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	2,297,573	(8,489)
Series D Preferred Dividends	(15,781)	-

Net Income (Loss) Attributable to Common Stockholders	$ 2,281,792	$ (8,489)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders -
Basic	$ 0.13	$ 0.00
Diluted	$ 0.12	$ 0.00
Weighted Average Number of Common Shares Outstanding:
Basic	17,003,171	7,161,978
Diluted	19,828,856	7,161,978

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed but Not Issued	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	200,500	$401,000	700,000	$ 700,000	14,556,115	$ 727,807	$3,768,764	$ 106,500	$(687,057)	$5,017,014	$(125,542)	$4,891,472
Common Stock Sold in Private Placement,
Net of Offering Costs of $285,501	-	-	-	-	4,421,540	221,077	2,790,639	(106,500)	-	2,905,216	-	2,905,216
Exchange of Common Stock for
Membership Interest in
Private Placement	-	-	-	-	150,000	7,500	105,000	-	-	112,500	-	112,500
Conversion of Notes Payable and
Accrued Interest into Common Stock in
Private Placement	-	-	-	-	204,575	10,228	143,204	-	-	153,432	-	153,432
Series D Preferred Dividends	-	-	-	-	-	-	(15,781)	-	-	(15,781)	-	(15,781)
Net Income	-	-	-	-	-	-	-	-	2,297,573	2,297,573	(5,902)	2,291,671
Balance, March 31, 2014	200,500	$401,000	700,000	$ 700,000	19,332,230	$ 966,612	$6,791,826	$ -	$ 1,610,516	$10,469,954	$(131,444)	$10,338,510

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31, 2014	Period from March 13, 2013 (Date of Inception) to March 31, 2013

Cash Flows from Operating Activities
Net Income (Loss)	$ 2,291,671	$ (9,811)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	71,081	8,097
Amortization and Accretion	8,393	1,941
Increase in Straight Line Rent Adjustment	(3,000)	(1,000)
Bargain Purchase Gain	(3,000,000)	-
Loss on Sale of Property and Equipment	381,395	-
Changes in Operating Assets and Liabilities, net of assets and liabilities acquired:
Restricted Cash	(3,503,158)	-
Accounts Payable and Accrued Liabilities	(400,667)	23,273
Lease Security Deposit	(28,000)	-
Other	(5,666)	(22,500)
Net Cash Used in Operating Activities	(4,187,951)	-
Cash Flows from Investing Activities
Issuance of Notes Receivable - Related Parties	(650,000)	-
Collections on Notes Receivable	7,733	-
Acquisition of Property and Equipment, net of cash acquired	(1,964,998)	(100)
Proceeds from Sale of Property and Equipment	3,414,000
Net Cash Provided by (Used in) Investing Activities	806,735	(100)
Cash Flows from Financing Activities
Payments on Notes Payable	(4,891,084)	-
Proceeds from Notes Payable	7,121,860	-
Payments on Convertible Notes Payable	(40,000)	-
Deferred Loan Costs Paid	(398,810)	-
Net Advances from / to Related Parties	(202,607)	100
Proceeds from Issuance of Common Stock	3,190,717	-
Offering Costs	(285,501)	-
Dividends Paid on Preferred Stock	(15,781)	-
Net Cash Provided by Financing Activities	4,478,794	100
Net Increase in Cash and Cash Equivalents	1,097,578	-
Cash and Cash Equivalents, Beginning of Period	1,180,192	-
Cash and Cash Equivalents, End of Period	$ 2,277,770	$ -
Supplemental Cash Flow Information
Cash Paid for Interest	$ 147,029	$ -

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Healthcare REIT, Inc. (the Company or Global), formerly known as Global Casinos, Inc., is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to US generally accepted accounting principles (US GAAP) and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company intends to make an election as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors at such time as the Board determines that such election is appropriate.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.  If the Company had to pay for such services, operating expenses of the Company would have increased and operating cash flows of the Company would have decreased.

Acquisition of West Paces Ferry Healthcare REIT, Inc. (WPF)

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100.  WPF owned a 65% membership interest in Dodge NH, LLC, which owned a skilled nursing facility located in Eastman, Georgia.  Upon acquisition of WPF, a new board of directors and executive officers were installed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the largest of each of the combined entities.  US GAAP requires that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.  The results of operations of Global have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of WPF are presented as the historical financial statements of the Company.

Acquisition of Dodge NH, LLC

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge) on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 12.  The remaining 35% of Dodge is owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 7) to acquire the facility on July 1, 2012.  Dodge Investors represents a portion of the “non-controlling” interest in these consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control.  Third party equity interests in subsidiaries are recognized as non-controlling interests in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest.  Interests in entities acquired are evaluated based on US GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest.  The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company did not have a VIE interest as of March 31, 2014.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets and the value of long-lived assets.  Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Funds held in escrow related to construction projects	$3,654,566	$ -
Funds held in escrow related to private placement of common stock	-	106,500
Funds held in escrow under the terms of a note payable for purposes of paying future loan costs	201,138	201,138

	$3,855,704	$307,638

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the US Federal Deposit Insurance Corporation (FDIC).  The excess amounts at March 31, 2014 and December 31, 2013 are $1,734,912 and $908,281, respectively.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the property and equipment acquired from entities under common control are stated at their carrying value on the date of acquisition.  Property and equipment acquired from third parties are recorded at their estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

Any subsequent betterments and improvements are stated at historical cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Useful lives of the assets are summarized as follows:

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

Advances Due To and From Related Parties

The Company will periodically advance cash to and from various related parties as a part of the normal course of business.  The Company plans to monitor these non-interest bearing advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances or writes off the account directly, when indisputable factors are present that indicate the related party will not be able to repay the advance.

Notes Receivable – Related Party

The Company evaluates its note receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note determined using present value of expected future cash flows discounted at the note’s effective interest.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method.  Amortization expense for the three month period ended March 31, 2014 and the period from March 13, 2013 through March 31, 2013 totaled $12,186 and $1,774, respectively.  Accumulated amortization totaled $76,060 and $63,874 as of March 31, 2014 and December 31, 2013, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Deferred Lease Incentive

Dodge provided the lessee with an incentive to execute the lease on July 1, 2012, valued at $20,000.  This amount has been capitalized and is being amortized over the life of the lease.  Amortization of this intangible asset is expected to total approximately $4,000, per year through the initial term of the lease.

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in US GAAP. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required.  There were no triggering events that required a test of impairment of goodwill during the period ended March 31, 2014.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected as a long-term asset and totaled $33,000 and $30,000 as of March 31, 2014 and December 31, 2013, respectively.  Adjustments to reflect rent income on a straight-line basis totaled $3,000 for the three month period ended March 31, 2014 and $1,000 for the period from March 13, 2013 through March 31, 2013.

Income Taxes

The Company will elect to be taxed as a REIT at such a time as the Board of Directors, with the consultation of professional advisors, determines the Company qualifies as a REIT under applicable provisions of the Internal Revenue Code.  The Company cannot predict for which tax year that election will be made.  Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements. To qualify as a REIT, the Company must meet a number of organizational and operational requirements including a requirement that it distribute at least 90% of its taxable income to its stockholders.  As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders.  The Company may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.

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

Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 4,555,000 were not included in the calculations of diluted earnings per share for the period from March 13, 2013 (date of inception) through March 31, 2013, as their inclusion would have been anti-dilutive due to the loss recorded for the periods, and represent stock purchase warrants and shares issuable upon conversion of preferred stock.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

During April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 as of January 1, 2014 on a prospective basis for transactions that have occurred after the adoption date.

2.  REVERSE ACQUISTION

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100 plus the elimination on consolidation of a $500,000 loan from Global to WPF.  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues are the larger of the combined entities.   US GAAP requires that a company whose board of directors and management are able to control the combined entity and the entity which has the larger assets and revenues be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer and Global the accounting acquiree.

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

3.  ACQUISITION OF A CONTROLLING INTEREST IN DODGE NH, LLC

The Dodge acquisition was recorded by WPF by measuring the recognized assets and liabilities of Dodge at their carrying amount in the accounts of Ga. REIT at the date of acquistion.

WPF completed the acquisition of a controlling 65% equity interest in Dodge on March 15, 2013. The operations of Dodge are presented as if the acquisition occurred on the earliest date presented in the financial statements of the acquirer.  Accordingly, the consolidated financial statements reflect rental operations of Dodge for the period from March 13, 2013 through March 31, 2013.  The purchase price of this 65% controlling interest was equal to $100.  The equity interest acquired is considered to be a controlling interest in Dodge.

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

4.  ACQUISITIONS OF PROPERTIES

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

The Company has accounted for the acquisition as a business combination under US GAAP with the assets and liabilities of the acquired property recorded as of the acquisition date, at their respective fair values.  Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs include comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property is set forth below:

Land	$ 110,000
Building	3,320,100
Furniture, Fixtures and Equipment	69,900
$3,500,000

Wood Moss

On January 27, 2014, the Company acquired a 67.5% membership interest in Wood Moss, LLC (Wood Moss) from Ga. REIT for nominal consideration ($10).  Ga. REIT is a private corporation solely owned by Christopher Brogdon.  The Company issued 150,000 shares of common stock for the remaining 32.5% membership interest in connection with the private offering of common stock.  Wood Moss owned 100% of the Scottsburg Healthcare Center, a 99 bed skilled nursing facility situated on 3.58 acres in Scottsburg, Indiana.  The Company has accounted for the acquisition as a business combination under US GAAP with the assets and liabilities of the acquired property recorded as of the acquisition date, at their respective fair values.  Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs include comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$ 35,002
Property and Equipment	3,795,395
Restricted Cash	44,908
Accounts Payable and Other Accrued Liabilities	(223,606)
Due To Related Parties	(31,199)
Lease Security Deposit	(28,000)
Notes Payable	(3,480,000)

Fair Value of Assets Acquired and Liabilities Assumed	$112,500

Fair Value of Consideration Transferred	$112,500

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned which resulted in a loss upon disposition of property and equipment of $381,395.  The Company has also recognized a loss from operations approximating $35,000 related to Wood Moss.  In accordance with ASU 2014-08, the Company has classified these results in income from continuing operations.

Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements comprising a 100% interest in the Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  The facility is comprised of a senior living campus offering 116 nursing beds, 86 independent living units, and 32 assisted living beds.  At the time of acquisition, the nursing facility was operating; however, the independent and assisted living facilities were vacant.  The purchase price of $2.0 million was funded through a $1.5 million bridge loan and from proceeds of the private offering of common stock.  As part of the purchase, the Company assumed an operating lease which will expire in June 2016.  Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs include comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.  The fair value of the real property and improvements acquired was determined to be $5.0 million based on independent appraisals. The preliminary purchase price allocation resulted in a bargain purchase gain as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business.   The preliminary purchase price allocation is as follows:

Property and Equipment
Land	$ 710,000
Buildings and Improvements	4,216,200
Furniture, Fixtures and Equipment	73,800
Fair Value of Assets Acquired	5,000,000
Cash Consideration Transferred	2,000,000
Bargain Purchase Gain	$ 3,000,000

Acquisition costs of $180,455 were incurred and included in the Consolidated Statement of Operations for the three months ended March 31, 2014.

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

	Three Months Ended March 31, 2014	March 13, 2013 through March 31, 2013

Pro Forma Revenues	$ 295,112	$ 128,333
Pro Forma Net Income	$ 2,324,487	$ 2,965,414

5.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective March 5, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brodgon, President and Director of the Company, for nominal consideration ($10) a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”).  The remaining 75% membership interest in Limestone LLC is owned by Connie Brogdon (5%) and unaffiliated third parties (70%).  The Company also extended a loan to Limestone LLC as described in Note 6.

The Company records this investment using the equity method since the Company has the ability to exercise significant influence, but not control, over Limestone LLC.  Under the equity method, the Company has recorded the initial investment at cost and will adjust the carrying amount to reflect the Company’s share of the earnings or losses of Limestone LLC.

Limestone LLC owns 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility situated on 4.43 acres located in Gainesville, Georgia.  There is senior secured bond debt in the approximate amount of $3.7 million in addition to the $550,000 loan described in Note 6.

6.  NOTES RECEIVABLE – RELATED PARTIES

Notes Receivable – Related Parties consists of the following:

	March 31, 2014	December 31, 2013

Note Receivable – Gemini Gaming, LLC	$ 597,950	$ 600,148
Note Receivable – Limestone Assisted Living, LLC	550,000	-
Note Receivable – GL Investors, LLC	100,000	-

	$ 1,247,950	$ 600,148

Note Receivable – Gemini Gaming, LLC

In connection with the split-off of gaming assets by Global, the Company accepted a note receivable in the amount of $962,373 from Gemini Gaming, LLC.  The note bears interest at 4.0% and is payable in quarterly installments of $17,495 beginning on January 1, 2014 through maturity of the note on October 1, 2033.  The note is secured by all rights, title, and interest in and to 100,000 shares of the membership interest in Gemini Gaming, LLC. In the event of default, the Company may not take possession of gaming assets or equipment or operate the casino unless duly licensed by the State of Colorado Division of Gaming.

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount will be accreted into earnings using the interest method over the term of the note.  For the three months ended March 31, 2014, $5,535 has been accreted into earnings.

Note Receivable – Limestone Assisted Living, LLC

The Company extended a loan to Limestone Assisted Living, LLC in the principal amount of $550,000 which is repayable, together with interest at the rate of 10% per annum, on or before the earlier of (i) August 31, 2014 or (ii) from the proceeds of the sale of the Limestone Assisted Living facility.  The obligation of Limestone LLC to repay the loan is secured by the personal guarantee of Christopher Brogdon.  Proceeds from the loan were used by Limestone LLC to repay and retire a loan in the principal amount of $500,000, plus accrued and unpaid interest, owed to an unaffiliated third party.

Note Receivable – GL Investors, LLC

On February 4, 2014, the Company extended a loan to GL Investors, LLC in the amount of $100,000.  GL Investors, LLC is an entity controlled by Christopher Brogdon.  The loan does not have a stated maturity date and earns interest at a rate of 13% per annum.  The loan is unsecured; however, the Company has been assigned rights to distributions from GL Investors, LLC until the loan is paid in full.

7.  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly installments of $26,386 with a final balloon payment of the remaining principal and interest totaling approximately $4,064,000, on May 29, 2015. Collateral for this note is described below.

	$ 4,119,483	$ 4,136,998

Note payable to Dodge Investors, LLC with interest at 13.0%. Interest is payable monthly with principal due on July 1, 2014.	412,500	412,500

Note payable to Fidelity Bank with interest at 5.00%, payable in equal monthly installments of $17,951 with a final balloon payment of the remaining principal and interest totaling approximately $2,288,000, on December 20, 2018. Collateral includes all assets of the Warrenton nursing home and the personal guarantee of Christopher Brodgon.	2,698,931	2,720,000

Bonds payable to Tulsa County Industrial Authority, net of discount	5,621,860	-

	$ 12,852,774	$ 7,269,498

Note Payable - Colony Bank

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

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC, a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to the subsidiary the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $398,810 and an original issue discount of $78,140 related to the loan will be amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of March 31, 2014.  As of March 31, 2014, restricted cash of $3,654,566 is related to this loan.

Future maturities of the notes and bonds payable are as follows:

Years
2014	$ 520,053
2015	4,158,662
2016	149,782
2017	154,375
2018	2,438,042
2019 and Thereafter	5,510,000
$12,930,914
Less Unamortized Discount	(78,140)

$12,852,774

The foregoing assumes the bonds are held to full maturity in 2044.

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

On February 20, 2014 and December 31, 2013, $25,000 and $190,000, respectively, of the Notes were converted into common stock in connection with the private offering, and the balance of $40,000 was repaid in cash during the quarter ended March 31, 2014.  The outstanding balances of the Notes were $0 and $63,258 as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2014, the Company has 700,000 shares of Series D preferred stock outstanding.

Dividends of $15,781 were declared on March 31, 2014.  All quarterly dividends previously declared have been paid.

Common Stock

On March 14, 2014, the Company completed its private offering of common stock.  The Company sold an aggregate of 4,776,115 shares of common stock at $0.75 per share for gross proceeds of $3,190,717 during 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $285,501 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $2,905,216 during 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

Common Stock Warrants

As of March 31, 2014, the Company had 4,273,498 of outstanding warrants to purchase common stock at an average exercise price of $0.69. Activity related to common stock warrants follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at January 1, 2014	3,543,306	$0.69
Issued	730,192	0.71

Balance at March 31, 2014	4,273,498	$0.69

10.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $228,258 for the period from April 1, 2014 through December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefore.  In addition, Casinos USA, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required to date, and as management believes the fair value associated with this guarantee is de minimus, we have not recorded a liability in these consolidated financial statements.

11.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000 which remains outstanding as of March 31, 2014. This amount has been netted in the consolidation against an advance owed back to Mr. Brogdon by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to the WPF used to purchase the 65% interest in Dodge (Note 3) on March 15, 2013.  As of March 31, 2014, the Company has an advance of $15,600 payable to Christopher Brogdon.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of March 31, 2014 and December 31, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $234,806 and $28,055, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 6, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (“GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the first closing of the offering on December 31, 2013 in the amount of $185,996, a non-accountable expense allowance in the amount of $62,750 and expense reimbursement in the amount of $13,918.   During the three months ended March 31, 2014, there were three additional closings in the offering in which GVC was paid, in the aggregate, an additional $229,631 in Placement Agent fees, $71,642 in non-accountable expense allowance and $3,170 in expense reimbursement.  Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

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

Future cash payments for rent to be received during the initial term of the Dodge and Warranton leases are as follows:

Years
2014	$ 670,836
2015	904,448
2016	749,224
2017	294,000

$2,618,508

13.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2013 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the three months ended March 31, 2014 and the period from March 13, 2013 (date of inception) through March 31, 2013:

	Three Months Ended March 31, 2014	March 13, 2013 (date of inception) through March 31, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

	March 31, 2014	December 31, 2013
Deferred Tax Assets
Net Operating Loss Carry Forwards	$2,512,133	$2,415,827
Capital Loss Carryforward	99,137	-
Discount on Note Receivable	121,275	123,157
Acquisition Costs	119,443	67,573
	2,851,988	2,606,557
Deferred Tax Liabilities
Bargain Purchase Gain	(1,020,000)	-
Property and Equipment	(126,053)	(119,448)
	(1,146,053)	(119,448)

	1,705,935	2,487,109
Valuation Allowance	(1,705,935)	(2,487,109)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at March 31, 2014 and December 31, 2013 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,389,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the three month period ended March 31, 2014 was $574,832.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2014.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of March 31, 2014, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Level 1 Inputs - Fair values are based on quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

Level 2 Inputs - Fair values are based on inputs other than quoted prices included within Level 1 that are observable for valuing the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.).  Observable inputs include quoted prices for similar assets or liabilities in active or non-active markets.  Level 2 inputs may also include insignificant adjustments to market observable inputs.

Level 3 Inputs - Fair values are based on unobservable inputs used for valuing the asset or liability.  Unobservable inputs are those that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, advances to related parties, notes receivable, restricted cash, accounts payable and accrued liabilities, notes payable and lease security deposit. We consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying value of notes payable approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

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

The Company issued 150,000 shares of common stock in exchange for a 32.5% membership interest of Wood Moss.  The fair value assets acquired and liabilities assumed in the transaction are described in Note 4.

For the three months ended March 31, 2014, notes payable and accrued interest totaling $153,432 were converted into 204,575 shares of common stock in connection with the private offering.

16.     SUBSEQUENT EVENTS

Repayment of Note Payable – Dodge Investors, LLC

On April 1, 2014, the note payable to Dodge Investors, LLC, with an outstanding balance of $412,500 as of March 31, 2014, was paid in full.

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

Acquisition of Membership Interest in Goodwill Hunting

Effective May 19, 2014, the Company acquired from Christopher and Connie Brodgon (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC, a Georgia limited liability company, and (ii) units representing an undivided 36.7% membership interest in GWH Investors, LLC for a purchase price of $800,000.  Goodwill Hunting, LLC owns a 152 bed skilled nursing facility located in Macon, Georgia.  GWH Investors, LLC has extended a loan in the amount of $2,180,000 to Goodwill Hunting, LLC related to the acquisition of the skilled nursing facility.  Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination.

Conversion of Series D Preferred Stock

Subsequent to March 31, 2014, a total of 325,000 shares of Series D Preferred Stock were converted by the holders into an aggregate of 325,000 shares of common stock.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the period from March 13, 2013 (date of inception) to December 31, 2013 as filed with the SEC.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•

Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;

•

changes in national and local economic conditions in the real estate and healthcare markets specifically;

•

legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•

the availability of debt and equity capital;

•

changes in interest rates;

•

competition in the real estate industry; and,

•

the supply and demand for operating properties in our market areas.

Overview

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).  We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not plan to make that election for the 2013 fiscal year.

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

Concurrently with the consummation of the split-off of gaming operations and the stock purchase, Clifford Neuman, Pete Bloomquist and Leonard Nacht resigned as Directors, and Mr. Neuman and Todd Huss resigned as executive officers of the Company.  Also concurrently, the Board of Directors of Global Casinos was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr.  The executive officers were also changed to consist of Mr. Brogdon as CEO and President and Ryan Scates, as Secretary.

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia Healthcare REIT, Inc., (“Ga. REIT”) a private company owned and controlled by Mr. Brogdon, consummated its first acquisition:  the Middle Georgia Nursing Home.  Middle Georgia Nursing Home is located in Eastman, Georgia (“Middle Georgia” or the “Facility”).  The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Ga. REIT.  Dodge Investors, LLC was formed and organized as a financing entity to raise $1.1 million in funding to complete the financing required to complete the acquisition, as more fully described below.

The terms of the acquisition of Middle Georgia were as follows:  The purchase price together with deferred financing costs was $5.2 million, of which $4.2 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrues interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by Ga. REIT from loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrue interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.  The 35% membership interest of Dodge Investors, LLC will continue as a carried interest after the repayment of the notes.

Dodge NH, LLC has an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years with an option to renew for an additional five-year period.  The rent begins at $45,000 per month and increases by $1,000 per month on each lease anniversary, thereafter.

Effective March 15, 2013, Ga. REIT conveyed its entire 65% membership interest in Dodge NH, LLC to WPF.

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

The purchase price for Southern Hills was $2.0 million, of which $1.5 million was provided by a bridge loan with First Commercial Bank, with the balance of $500,000 provided by Global. Global also provided a guaranty of the bridge loan from First Commercial Bank.  The preliminary purchase price allocation resulted in a bargain purchase gain of $3.0 million as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business.

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

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company will use the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities leases, a first lien on all personal property located in the facilities, and a guaranty by the Company.  Debt in the amount of $4,325,000 bears interest at a fixed rate of 7.0% and matures on March 1, 2044.  The remaining $750,000 of debt matures on March 1, 2023 and bears interest at a fixed rate of 8.5%.  The loan agreement also contains financial covenants required to be maintained by the Company.

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

Acquisition of Scottsburg Healthcare Center

Effective January 27, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Ga. REIT, for nominal consideration ($10.00), a 67.5% membership interest in Wood Moss, LLC (“Wood Moss”).  The remaining 32.5% membership interest in Wood Moss is owned by Scottsburg Investors, LLC (“Scottsburg Investors”).  Scottsburg Investors sold an aggregate of $500,000 in promissory notes to its members, and used the proceeds to extend a loan to Wood Moss evidenced by a 13% $500,000 unsecured note payable by Wood Moss.

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

On January 31, 2014, February 20, 2014 and March 14, 2014, we completed the Second, Third and Fourth Closings of our Private Offering that began in December 2013.  Giving effect to all four closings, we sold in the Offering an aggregate of 8,966,677 shares of common stock for gross consideration of $6,725,008 consisting of (i) $5,988,662 in cash, (ii) $623,846 in Notes exchanged for common stock and (iii) a 32.5% membership interest in Scottsburg Investors, LLC exchanged for 150,000 shares.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our audited financial statements and the Company’s Annual Report on Form 10-K/A for the period from March 13, 2013 (date of inception) to December 31, 2013 filed with the Securities and Exchange Commission.

Results of Operations – Three Months Ended March 31, 2014 Compared to the Period from March 13, 2013 (date of inception) to March 31, 2013

The Company has recently completed a reverse acquisition with a company with an inception date of March 13, 2013; therefore data for the period from March 13, 2013 to March 31, 2013 is not comparable to quarterly amounts for the three months ended March 31, 2014.

Rental revenues for the three month period ended March 31, 2014 totaled $233,279 from the lease of our Eastman, Georgia, Warrenton, Georgia, and Scottsburg, Indiana nursing home properties.  We recognize no rental revenues related to our Tulsa, Oklahoma property for the three months ended March 31, 2014.  Rental revenues for our Tulsa, Oklahoma properties will be recognized once the lessee of the skilled nursing facility becomes properly licensed and after renovations have been completed for the independent living and assisted living facilities.  Rental revenues for the period from March 13, 2013 (date of inception) to March 31, 2013 totaled $23,333 from the lease of our Eastman, Georgia nursing home property.

General and administrative expenses were $118,262 and $4,370 for the three month period ended March 31, 2014 and for the period from March 13, 2013 (date of inception) to March 31, 2013, respectively.  This classification primarily consisted of legal, accounting and other professional fees.

We expense acquisition costs for operating properties as incurred.  Acquisition costs for the three month period ended March 31, 2014 totaled $180,455 related to our acquisition of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  We did not incur acquisition costs related to our acquisition of the membership interest in Wood Moss, LLC which was acquired for nominal consideration ($10) and issuance of common stock.

Depreciation expense totaled $71,081 and $8,097 for the three months ended March 31, 2014 and for the period from March 13, 2013 (date of inception) to March 31, 2013, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of land improvements, buildings and improvements and furniture, fixtures and equipment.

On February 7, 2014, we acquired Southern Hills Retirement Center for a purchase price of $2 million.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase of $3.0 million for the three months ended March 31, 2014.

On January 27, 2014, we acquired a 100% membership interest in Wood Moss, LLC which owned Scottsburg Healthcare Center in Scottsburg, Indiana.  We accounted for the acquisition as a business combination under US GAAP.  On March 10, 2014, Scottsburg Healthcare Center was sold for cash proceeds of $3.4 million under a purchase agreement dated October 9, 2008, as amended and assigned.  For the three months ended March 31, 2014, we recognized a loss on the sale of property and equipment of $381,395 resulting from the disposal.

Net interest expense totaled $190,415 and $20,677 for the three months ended March 31, 2014 and for the period from March 13, 2013 (date of inception) to March 31, 2013, respectively, and primarily represents interest incurred on notes and bonds payable and amortization of deferred loan costs.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

At March 31, 2014, the Company had cash and cash equivalents of $2,277,770 on hand.  Our liquidity is expected to increase from potential equity offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.

Cash used in operating activities was $4,187,951 and $0 for the three months ended March 31, 2014 and for the period from March 13, 2013 (date of inception) to March 31, 2013, respectively.  Cash flows used in operations was primarily impacted by restrictions on cash of approximately $3.5 million which occurred during the quarter ended March 31, 2014.

Cash provided by investing activities was $806,735 for the three month period ended March 31, 2014 compared to cash used in investing activities of $100 for the period from March 13, 2013 (date of inception) through March 31, 2013.  For the three months ended March 31, 2014, we issued notes receivable of $650,000 to related parties, paid $2.0 million in the acquisition of property and equipment in Tulsa, Oklahoma, and received approximately $3.4 million related to the sale of property and equipment in Scottsburg, Indiana.

Cash provided by financing activities was $4,478,794 and $100 for the three months ended March 31, 2014 and for the period from March 13, 2013 (date of inception) through March 31, 2013, respectively.  The increase in cash flow is primarily attributable to approximately $3.2 million in gross cash proceeds from our private placement of common stock and proceeds of approximately $7.1 million from the issuance of notes payable offset by payments on notes payable of approximately $4.9 million.

On March 14, 2014, the Company completed its private offering of common stock.  The Company sold an aggregate of 4,776,115 shares of common stock at $0.75 per share for gross proceeds of $3,190,717 during the three months ended March 31, 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $285,501 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $2,905,216 during the three months ended March 31, 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

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

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company used the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility of the Southern Hills Retirement Center, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt bears interest at rates ranging from 7.0% to 8.5% with principal and interest due monthly beginning in May 2014 through maturity on March 1, 2044.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of March 31, 2014, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable (Principal and Interest)	$22,964,782	$1,374,417	$6,242,753	$3,429,480	$11,918,132

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC. The total minimum rentals under this lease total $228,258 for the period from April 1, 2014 through December 31, 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report.  These policies require that application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Actual results could differ as a result of such judgment and assumptions.

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property.  Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred and not applied in determining the fair value of an acquired property.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in US GAAP. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required. For the three months ended March 31, 2014, there were no triggering events that required a test of impairment of goodwill.

Note Receivable

The Company evaluates its note receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note determined by using present value of expected future cash flows discounted at the note’s effective interest rate.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

SUBSEQUENT EVENTS

Repayment of Note Payable – Dodge Investors, LLC

On April 1, 2014, the note payable to Dodge Investors, LLC, with an outstanding balance of $412,500 as of March 31, 2014, was paid in full.

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

Acquisition of Membership Interest in Goodwill Hunting

Effective May 19, 2014, the Company acquired from Christopher and Connie Brodgon (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC, a Georgia limited liability company, and (ii) units representing an undivided 36.7% membership interest in GWH Investors, LLC for a purchase price of $800,000.  Goodwill Hunting, LLC owns a 152 bed skilled nursing facility located in Macon, Georgia.  GWH Investors, LLC has extended a loan in the amount of $2,180,000 to Goodwill Hunting, LLC related to the acquisition of the skilled nursing facility.  Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination.

Conversion of Series D Preferred Stock

Subsequent to March 31, 2014, a total of 325,000 shares of Series D Preferred Stock were converted by the holders into an aggregate of 325,000 shares of common stock.

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

None .

Item 1A.

Risk Factors

None, except as previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of

Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of

Sarbanes-Oxley Act of 2002

32.

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Membership Interest Purchase Agreement (1)

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*

filed herewith

**

furnished, not filed

(1)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 19, 2014 and filed with the Commission on May 23, 3014.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: ________, 2014	By ______________________
Christopher Brogdon President

Date: ________, 2014	By: _______________________
Philip S. Scarborough, Chief Financial Officer