Form 10-Q
period 2014-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2014-08-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

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

As of August 4, 2014, the Registrant had 19,867,668 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	Page

	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	2

	Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013 and the Six Months Ended June 30, 2014 and the Period from March 13, 2013 (Date of Inception) through June 30, 2013	3

	Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2014	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and the Period from March 13, 2013 (Date of Inception) through June 30, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls & Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Removed and Reserved	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

PART 1.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Property and Equipment, net	$ 19,708,708	$ 8,088,600
Cash and Cash Equivalents	577,635	1,180,192
Advances to Related Parties	878,763	485,300
Restricted Cash	3,149,145	307,638
Notes Receivable - Related Parties, net of discount	1,230,114	600,148
Prepaid Expenses, Deferred Loan Costs, and Other	608,584	139,673
Goodwill	1,750,454	1,750,454
Total Assets	$ 27,903,403	$ 12,552,005
LIABILITIES AND EQUITY
Liabilities
Convertible Notes Payable, net	$ -	$ 63,258
Notes and Bonds Payable	16,984,848	7,269,498
Accounts Payable and Accrued Liabilities	165,800	295,432
Advances from Related Parties	-	7,345
Lease Security Deposit	125,000	25,000
Total Liabilities	17,275,648	7,660,533
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting, 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

             Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting,

             1,000,000 Shares Authorized, 375,000 Shares and 700,000 Shares Issued

             and Outstanding at June 30, 2014 and December 31, 2013, respectively

	375,000	700,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized; 19,867,668 and 14,556,115 Shares Issued and Outstanding at June 30, 2014 and December 31, 2013, respectively	993,383	727,807
Common Stock Subscribed but Not Issued	-	106,500
Additional Paid-In Capital	7,232,667	3,768,764
Retained Earnings (Accumulated Deficit)	1,186,808	(687,057)
Total Global Healthcare REIT, Inc. Stockholders' Equity	10,188,858	5,017,014
Noncontrolling Interests	438,897	(125,542)
Total Equity	10,627,755	4,891,472
Total Liabilities and Equity	$ 27,903,403	$ 12,552,005

See accompanying notes to consolidated financial statements.

 GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

			Six Months Ended June 30, 2014	March 13, 2013 (date of inception) to June 30, 2013
	Three Months Ended June 30,
	2014	2013
Revenue
Rental Revenue	$ 311,753	$ 140,000	$ 545,032	$ 163,333
Expenses
General and Administrative	274,336	79,614	392,598	83,984
Acquisition Costs	-	-	180,455	-
Bad Debt	-	108,182	-	108,182
Depreciation	97,423	48,583	168,504	56,680
Total Expenses	371,759	236,379	741,557	248,846
Loss from Operations	(60,006)	(96,379)	(196,525)	(85,513)
Other (Income) Expense
Bargain Purchase Gain	-	-	(3,000,000)	-
Loss on Sale of Property and Equipment	-	-	381,395	-
Interest Expense, net	126,031	129,992	316,446	150,669
Total Other (Income) Expense	126,031	129,992	(2,302,159)	150,669
Equity in Loss from Unconsolidated Partnership	(15,425)	-	(15,425)	-
Net Income (Loss)	(201,462)	(226,371)	2,090,209	(236,182)
Net (Income) Loss Attributable to Noncontrolling Interests	(16,019)	68,083	(10,117)	69,405
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(217,481)	(158,288)	2,080,092	(166,777)
Series D Preferred Dividends	(7,500)	-	(23,281)	-
Net Income (Loss) Attributable to Common Stockholders	$ (224,981)	$ (158,288)	$ 2,056,811	$ (166,777)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$ (0.01)	$ (0.02)	$ 0.11	$ (0.02)
Diluted	$ (0.01)	$ (0.02)	$ 0.10	$ (0.02)
Weighted Average Number of Common Shares Outstanding:
Basic	19,720,478	7,124,541	18,437,408	7,124,541
Diluted	19,720,478	7,124,541	21,139,345	7,124,541

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Common Stock Subscribed but Not Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	200,500	$ 401,000	700,000	$ 700,000	14,556,115	$727,807	$ 106,500	$3,768,764	$(687,057)	$5,017,014	$(125,542)	$4,891,472
Common Stock Sold in Private Placement, Net of Offering Costs of $285,501
	-	-	-	-	4,421,540	221,077	(106,500)	2,790,639	-	2,905,216	-	2,905,216
Exchange of Common Stock for Membership Interest in Private Placement

	-	-	-	-	150,000	7,500	-	105,000	-	112,500	-	112,500
Conversion of Notes Payable and Accrued Interest into Common Stock in Private Placement

	-	-	-	-	204,575	10,228	-	143,204	-	153,432	-	153,432
Conversion of Series D Preferred Stock to Common Stock
	-	-	(325,000)	(325,000)	325,000	16,250	-	308,750	-	-	-	-
Acquisition of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	-	582,232	582,232
Exercise of Common Stock Warrants	-	-	-	-	165,770	8,288	-	86,976	-	95,264	-	95,264
Common Stock Issued for Compensation	-	-	-	-	44,668	2,233	-	45,115	-	47,348	-	47,348
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,781)	(7,500)	(23,281)	-	(23,281)
Common Stock Dividends	-	-	-	-	-	-	-	-	(198,727)	(198,727)	-	(198,727)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-	(27,910)	(27,910)
Net Income	-	-	-	-	-	-	-	-	2,080,092	2,080,092	10,117	2,090,209
Balance, June 30, 2014	200,500	$ 401,000	375,000	$ 375,000	19,867,668	$993,383	$ -	$7,232,667	$1,186,808	$10,188,858	$438,897	$10,627,755

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30, 2014	Period from March 13, 2013 (Date of Inception) to June 30, 2013

Cash Flows from Operating Activities
Net Income (Loss)	$ 2,090,209	$ (236,182)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	168,504	56,680
Amortization and Accretion	13,082	13,587
Increase in Straight Line Rent Adjustment	(6,000)	(7,000)
Bad Debt Expense	-	108,182
Bargain Purchase Gain	(3,000,000)	-
Loss on Sale of Property and Equipment	381,395	-
Stock Based Compensation	47,348	-
Equity in Loss from Unconsolidated Partnership	15,425	-
Changes in Operating Assets and Liabilities, net of assets and liabilities acquired:
Accounts Payable and Accrued Liabilities	(456,455)	96,124
Lease Security Deposit	(28,000)	-
Other	(11,332)	(22,500)

Net Cash (Used in) Provided by Operating Activities	(785,824)	8,891

Cash Flows from Investing Activities
Issuance of Notes Receivable - Related Parties	(650,000)	-
Collections on Notes Receivable	15,650	-
Change In Restricted Cash	(3,104,237)	-
Acquisitions of Property and Equipment, net of cash acquired	(2,761,665)	11,088
Capital Expenditures for Property and Equipment	(461,961)	-
Proceeds from Sale of Property and Equipment	3,414,000	-

Net Cash Provided by (Used in) Investing Activities	(3,548,213)	11,088

Cash Flows from Financing Activities
Payments on Notes and Bonds Payable	(5,572,356)	(14,139)
Proceeds from Notes and Bonds Payable	7,121,860	-
Payments on Convertible Notes Payable	(40,000)	-
Change in Restricted Cash	307,638	-
Deferred Loan Costs Paid	(473,960)	-
Net Advances from / to Related Parties	(362,264)	(4,455)
Proceeds from Common Stock Offering	3,190,717	-
Offering Costs Paid	(285,501)	-
Exercise of Common Stock Warrants	95,264	-
Dividends Paid on Preferred Stock	(23,281)	-
Dividends Paid on Common Stock	(198,727)	-
Distributions to Noncontrolling Interests	(27,910)	-

Net Cash Provided (Used in) Provided by Financing Activities	3,731,480	(18,594)

Net Increase (Decrease) in Cash and Cash Equivalents	(602,557)	1,385

Cash and Cash Equivalents, Beginning of Period	1,180,192	-

Cash and Cash Equivalents, End of Period	$ 577,635	$ 1,385

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $42,254 and $0, Respectively
	$ 131,715	$ 100,769

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (the Company or Global) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry.  Prior to an acquisition on September 30, 2013, Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).

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

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge) on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 13.  The remaining 35% of Dodge is owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 8) to acquire the facility on July 1, 2012.  Dodge Investors represents a portion of the noncontrolling interest in these consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (VIE’s) for which the Company has determined itself to be the primary beneficiary.  Third party equity interests in subsidiaries and VIE’s are recognized as noncontrolling interests in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company is the primary beneficiary if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.

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

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the Company.  If the Company had to pay for such services, operating expenses of the Company would have increased and operating cash flows of the Company would have decreased.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets and the purchase price allocation for properties acquired.  Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Funds held in escrow related to construction projects	$3,149,145	$ -
Funds held in escrow related to private placement of common stock	-	106,500
Funds held in escrow under the terms of a note payable for purposes of paying future loan costs	-	201,138

	$3,149,145	$307,638

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at June 30, 2014 and December 31, 2013 were $3,233,642 and $908,281, respectively.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the property and equipment acquired from entities under common control are stated at their carrying value on the date of acquisition.  Property and equipment not owned by entities under common control is recorded at its estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

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

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment.  Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

Advances Due To and From Related Parties

The Company will periodically advance cash to and receive cash from various related parties as a part of the normal course of business.  The Company plans to monitor these non-interest bearing advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances or writes off the account directly, when indisputable factors are present that indicate the related party will not be able to repay the advance.

Notes Receivable – Related Parties

The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note agreements. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note determined using present value of expected future cash flows discounted at the note’s effective interest.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method.  Amortization expense for the three month periods ended June 30, 2014 and 2013 totaled $12,185 and $10,646, respectively, for the six month period ended June 30, 2014, it was $24,371 and for the period from March 13, 2013 through June 30, 2013, it was $12,420.  Accumulated amortization totaled $88,245 and $63,874 as of June 30, 2014 and December 31, 2013, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Deferred Lease Incentive

Dodge provided an incentive to its lessee to execute the lease on July 1, 2012, valued at $20,000.  This amount has been capitalized and is being amortized over the life of the lease.  Amortization of this intangible asset is expected to total approximately $4,000 per year through the initial term of the lease.

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in certain business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the six months ended June 30, 2014.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected as a long-term asset and totaled $36,000 and $30,000 as of June 30, 2014 and December 31, 2013, respectively.  Adjustments to reflect rent income on a straight-line basis totaled $3,000 and $6,000 for the three month periods ended June 30, 2014 and 2013, respectively, $6,000 for the six month period ended June 30, 2014 and $7,000 for the period from March 13, 2013 through June 30, 2013.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock.

Potentially dilutive shares of 4,422,728 and 4,615,000 for the three months ended June 30, 2014 and 2013, respectively, and 4,615,000 for the period from March 13, 2013 (date of inception) through June 30, 2013, were not included in the calculations of diluted earnings per share, as their inclusion would have been anti-dilutive due to the loss recorded for the periods, and represent stock purchase warrants and shares issuable upon conversion of preferred stock.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

During April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 as of January 1, 2014 on a prospective basis for transactions occurring after the adoption date.

2.  REVERSE ACQUISTION

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100 plus the elimination on consolidation of a $500,000 loan from Global to WPF.  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues were the larger of the combined entities.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer and Global the accounting acquiree.

The fair value of the consideration effectively transferred is based on what the legal subsidiary (accounting acquirer) would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.  The quoted market price of the Company’s shares provided a more reliable basis for measuring the fair value of the consideration than the estimated fair value of the share in WPF, as WPF’s shares were privately-held.  As such, the fair value of the consideration effectively transferred was determined to be $2,741,918.

Goodwill is calculated as the consideration effectively transferred less the net recognized values of the accounting acquiree’s identifiable assets and liabilities.  The goodwill recorded as a result of the reverse acquisition is not deductible for tax purposes.

The preliminary purchase allocation is subject to material change pending the completion of the valuation of assets acquired and liabilities assumed.  The following table summarizes the estimated fair values of the assets acquired, liabilities assumed and consideration effectively transferred at the acquisition date.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 254,880
Advance Receivable	350,000
Note Receivable	1,100,148
Accrued Interest Receivable	18,750
Notes Payable	(240,752)
Accounts Payable and Accrued Liabilities	(41,562)
Fair Value of Net Assets Acquired	1,441,464
Goodwill	1,300,454
Consideration	$ 2,741,918

3.  ACQUISITION OF A CONTROLLING INTEREST IN DODGE NH, LLC

The Dodge acquisition was recorded by WPF by measuring the recognized assets and liabilities of Dodge at their carrying amount in the accounts of Ga. REIT at the date of acquisition.

WPF completed the acquisition of a controlling 65% equity interest in Dodge on March 15, 2013. The operations of Dodge are presented as if the acquisition occurred on the earliest date presented in the financial statements of the acquirer.  Accordingly, the consolidated financial statements reflect rental operations of Dodge for the period from March 13, 2013 through June 30, 2013.  The purchase price of this 65% controlling interest was equal to $100.  The equity interest acquired is considered to be a controlling interest in Dodge.

The carrying amount of the assets and liabilities of Dodge on the date of acquisition were as follows in this condensed presentation:

Cash and Cash Equivalents	$ 11,188
Due from Affiliates	131,682
Property and Equipment, net	4,742,347
Restricted Cash - USDA Escrow	200,000
Goodwill	100,000
Other Intangible Assets, net	131,752

Total Assets	$ 5,316,969

Due to Member	$ 50,000
Deferred Revenue	22,500
Other Liabilities	44,368
Note Payable - Colony Bank	4,166,212
Note Payable - Dodge Investors, LLC	1,100,000
Total Liabilities	5,383,080
Accumulated Deficit	(42,972)
Noncontrolling Interest	(23,139)

Total Liabilities and Members' Deficit	$ 5,316,969

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

The Company has accounted for the acquisition as a business combination under US GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property is set forth below.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Land	$ 110,000
Building and Improvements	3,320,100
Furniture, Fixtures and Equipment	69,900
$3,500,000

Wood Moss

On January 27, 2014, the Company acquired a 67.5% membership interest in Wood Moss, LLC (Wood Moss) from Ga. REIT for nominal consideration ($10).  Ga. REIT is a private corporation solely owned by Christopher Brogdon.  The Company issued 150,000 shares of common stock for the remaining 32.5% membership interest in connection with the private offering of common stock.  Wood Moss owned 100% of the Scottsburg Healthcare Center, a 99 bed skilled nursing facility situated on 3.58 acres in Scottsburg, Indiana.  The Company has accounted for the acquisition as a business combination under US GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 35,002
Property and Equipment	3,795,395
Restricted Cash	44,908
Accounts Payable and Other Accrued Liabilities	(223,606)
Due To Related Parties	(31,199)
Lease Security Deposit	(28,000)
Notes Payable	(3,480,000)

Fair Value of Assets Acquired and Liabilities Assumed	$112,500

Fair Value of Consideration Transferred	$112,500

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395.  The Company has also recognized a loss from operations approximating $35,000 related to Wood Moss.  The Company has classified these results in income from continuing operations.

Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  The facility is comprised of a senior living campus offering 116 nursing beds, 86 independent living units, and 32 assisted living beds.  At the time of acquisition, the nursing facility was operating; however, the independent and assisted living facilities were vacant.  The purchase price of $2.0 million was funded through a $1.5 million bridge loan and from proceeds of the private offering of common stock.  As part of the purchase, the Company assumed an operating lease which will expire in June 2016.  The fair value of the real property and improvements acquired was determined to be $5.0 million based on independent appraisals. The preliminary purchase price allocation resulted in a bargain purchase gain as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business.  The preliminary purchase price allocation is as follows.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Property and Equipment
Land	$ 710,000
Buildings and Improvements	4,216,200
Furniture, Fixtures and Equipment	73,800
Fair Value of Assets Acquired	5,000,000
Consideration Paid	2,000,000
Bargain Purchase Gain	$ 3,000,000

Acquisition costs of $180,455 were incurred and recognized in the consolidated statement of operations for the six months ended June 30, 2014.

Goodwill Nursing Home

On May 19, 2014, the Company acquired from Christopher and Connie Brogdon, the President and Director of the Company and his spouse, (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC (“Goodwill Hunting”) and (ii) units representing an undivided 36.3% membership interest in GWH Investors, LLC (“GWH Investors”) for a purchase price of $800,000.  Goodwill Hunting owns a 152 bed skilled nursing facility located in Macon, Georgia.  GWH Investors has extended a loan in the amount of $2,180,000 to Goodwill Hunting related to the acquisition of the skilled nursing facility and has an undivided 40% membership interest in Goodwill Hunting.  The Company has determined that both Goodwill Hunting and GWH Investors are variable interest entities (VIEs) and that the Company is the primary beneficiary.  Accordingly, the Company has accounted for the acquisition of its membership interests as a business combination and has consolidated both Goodwill Hunting and GWH Investors. The fair value of the noncontrolling interest at the acquisition date was based on the amount paid by the Company for its membership interest.  The following table summarizes the preliminary purchase price allocation of both Goodwill Hunting and GWH Investors.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 3,333
Property and Equipment	6,326,651
Accounts Payable and Accrued Liabilities	(34,406)
Lease Security Deposit	(100,000)
Note Payable	(4,813,346)
Noncontrolling Interest	(582,232)
Fair Value of Net Assets Acquired	$ 800,000

Consideration Effectively Transferred	$ 800,000

The following table summarizes certain supplemental pro forma financial information which was prepared as if the acquisitions occurring during the six months ended June 30, 2014 had occurred as of March 13, 2013 (date of inception).  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Three Months Ended June 30, 2014	March 13, 2013 (date of inception) through March 31, 2014	Six Months Ended June 30, 2014	March 13, 2013 (date of inception) through June 30, 2013

Pro Forma Revenues	$ 401,753	$ 320,000	$ 815,032	$ 381,333
Pro Forma Net Income (Loss)	(170,715)	(191,027)	$ 2,171,409	$ (193,376)

Pro Forma Net Income (Loss) per Share Diluted	$ (0.01)	$ (0.01)	$ 0.12	$ (0.01)
	$ (0.01)	$ (0.01)	$ 0.10	$ (0.01)

5.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective March 5, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brodgon, President and Director of the Company, for nominal consideration ($10), a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”).  The remaining 75% membership interest in Limestone LLC is owned by Connie Brogdon (5%) and unaffiliated third parties (70%).  The Company also extended a loan to Limestone LLC as described in Note 7.

The Company records this investment using the equity method since the Company has the ability to exercise significant influence, but not control, over Limestone LLC.  Under the equity method, the Company has recorded the initial investment at cost and will adjust the carrying amount to reflect the Company’s share of the earnings or losses of Limestone LLC.  For the three months ended June 30, 2014, the Company’s share of losses of Limestone LLC was $15,425.  As a result, the Company reduced its investment in Limestone LLC to zero.  US GAAP requires equity method losses that exceed the investment balance to reduce the basis of other investments the Company has with Limestone LLC.  As such, the Company has reduced the basis of its note receivable from Limestone LLC by $15,415.

Limestone LLC owns 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility situated on 4.43 acres located in Gainesville, Georgia.  There is senior secured bond debt in the approximate amount of $3.7 million in addition to the loan described in Note 7.

6.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s properties as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Land	$ 1,050,000	$ 160,000
Land Improvements	200,000	200,000
Buildings and Improvements	17,825,451	7,550,200
Furniture, Fixtures and Equipment	631,300	469,900
Construction in Progress	461,961	-
	20,168,712	8,380,100
Less Accumulated Depreciation	(460,004)	(291,500)
	$ 19,708,708	$ 8,088,600

7.  NOTES RECEIVABLE – RELATED PARTIES

Notes Receivable – Related Parties consists of the following:

	June 30, 2014	December 31, 2013

Note Receivable – Gemini Gaming, LLC	$ 595,529	$ 600,148
Note Receivable – Limestone Assisted Living, LLC	534,585	-
Note Receivable – GL Investors, LLC	100,000	-

	$ 1,230,114	$ 600,148

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount is accreted into earnings using the interest method over the term of the note.  For the three and six months ended June 30, 2014, $5,495 and $11,031, respectively, has been accreted into earnings.

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

8.  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly principal and interest installments of $26,386 with a final balloon payment of the remaining principal and interest totaling approximately $4,064,000, on May 29, 2015. Collateral for this note is described below.

	$ 3,889,699	$ 4,136,998

Note payable to First Commercial Bank with interest at 5.50%, payable in 33 monthly principal and interest installments of $34,407 with a final balloon payment of remaining principal and interest totaling approximately $4,551,000 on December 28, 2015. Collateral includes all assets of the Goodwill nursing home.	4,787,414	-
Note payable to Dodge Investors, LLC with interest at 13.0%. Interest was payable monthly.	-	412,500

Note payable to Fidelity Bank with interest at 5.00%, payable in equal monthly principal and interest installments of $17,951 with a final balloon payment of the remaining principal and interest totaling approximately $2,288,000, on December 20, 2018. Collateral includes all assets of the Warrenton nursing home and the personal guarantee of Christopher Brodgon.	2,685,875	2,720,000

Bonds payable to Tulsa County Industrial Authority, net of discount	5,621,860	-

	$ 16,984,848	$ 7,269,498

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

According to the escrow agreement, in the event the Company is unable to obtain the contemplated loan on or before June 30, 2013, the escrow agent is instructed to disburse the $200,000 maintained in the escrow account to be applied at the Lender’s election against the balance of the Colony Bank loan.  In addition, the security documents held in escrow for the Coffee and Bay Landing security interests will be released to Colony Bank who will have the right to record the security documents in the respective county and state in which each property lies.  The Company did not obtain the contemplated loan as of June 30, 2013.  During the three months ended June 30, 2014, the cash deposit in the escrow account was applied to the balance of the Colony Bank loan.  The Company has not been notified that Colony Bank has taken action with respect recording the appropriate documents evidencing additional security interests in the Coffee and Bay Landing facilities.

Note Payable – Dodge Investors, LLC

Dodge Investors loaned $1,100,000 to Dodge which was used in conjunction with the loan from Colony Bank to acquire the nursing home.  Dodge can prepay the note without penalty, without notice and at any time provided all interest is paid through the prepayment date. Repayment of the note is subordinate to the first mortgage held by Colony Bank on the nursing home.  As of June 30, 2014, the note has been paid in full.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC, a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to the subsidiary the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan will be amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of June 30, 2014.  As of June 30, 2014, restricted cash of $3,149,145 is related to this loan.

Future maturities of the notes and bonds payable for the next five years and thereafter are as follows:

Years
2014	$ 148,278
2015	8,655,381
2016	149,782
2017	154,375
2018	2,445,172
2019 and Thereafter	5,510,000
$17,062,988
Less Unamortized Discount	(78,140)

$16,984,848

9.     CONVERTIBLE DEBT

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

On February 20, 2014 and December 31, 2013, $25,000 and $190,000, respectively, of the Notes were converted into common stock in connection with the private offering, and the balance of $40,000 was repaid in cash during the quarter ended March 31, 2014.  The outstanding balances of the Notes were $0 and $63,258 as of June 30, 2014 and December 31, 2013, respectively.

10.     STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company's Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share and does not bear dividends.

As of June 30, 2014 and December 31, 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of June 30, 2014, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on June 30, 2014.  All quarterly dividends previously declared have been paid.

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

The Company issued 44,668 shares of common stock to an employee for compensation during the three months ended June 30, 2014.  The fair value of common stock issued for compensation is measured at the market price on the date of grant and the fair value of the shares was recognized as general and administrative expense in the consolidated statement of operations on the date of grant.

Common Stock Warrants

As of June 30, 2014, the Company had 4,107,728 of outstanding warrants to purchase common stock at an average exercise price of $0.70. Activity related to common stock warrants follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at January 1, 2014	3,543,306	$ 0.69
Issued	730,192	0.71
Exercised	(165,770)	0.57

Balance at June 30, 2014	4,107,728	$ 0.70

11.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $152,172 for the period from July 1, 2014 through December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefore.  In addition, Casinos USA, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required to date, and as management believes the fair value associated with this guarantee is de minimus, we have not recorded a liability in these consolidated financial statements.

12.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000 which remains outstanding as of March 31, 2014. This amount has been netted in the consolidation against an advance owed back to Mr. Brogdon by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to the WPF used to purchase the 65% interest in Dodge (Note 3) on March 15, 2013.  As of June 30, 2014, the Company has an advance of $15,600 payable to Christopher Brogdon.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of June 30, 2014 and December 31, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $394,463 and $28,055, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 7, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (“GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the first closing of the offering on December 31, 2013 in the amount of $185,996, a non-accountable expense allowance in the amount of $62,750 and expense reimbursement in the amount of $13,918.   During the six months ended June 30, 2014, there were three additional closings in the offering in which GVC was paid, in the aggregate, an additional $229,631 in Placement Agent fees, $71,642 in non-accountable expense allowance and $3,170 in expense reimbursement.  Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

13.  FACILITY LEASES

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

The operating lease related to the Warrenton nursing home was assigned to the Company as lessor on December 31, 2013.  The lease requires of the operating lessee monthly payments of $27,871 through expiration of the lease agreement on June 30, 2016.  The lessee is responsible for payment of insurance, taxes and other charges while under the lease.

The operating lease related to the Goodwill nursing home was assigned to the Company as lessor on May 19, 2014.  The lease requires of the operating lessee monthly payments of $60,000 through December 31, 2014.  The monthly lease payments escalate by $1,200 per month on each lease anniversary thereafter through expiration of the lease agreement on December 31, 2017.  The initial term of the lease can be extended for one additional term of five years if the lessee elects to exercise its renewal option and meets the requirements stated in the lease agreement.  The lessee is responsible for payment of insurance, taxes and other charges while under the lease.

Future cash payments for rent to be received during the initial terms of the Dodge, Warrenton, and Goodwill leases for the next five years and thereafter are as follows:

Years
2014	$ 809,224
2015	1,638,848
2016	1,498,312
2017	1,058,070
$5,004,454

14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2013 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

	Six Months Ended June 30, 2014	March 13, 2013 (date of inception) through June 30, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

Deferred Tax Assets	June 30, 2014	December 31, 2013
Net Operating Loss Carry Forwards	$ 2,613,691	$ 2,415,827
Capital Loss Carryforward	99,137	-
Discount on Note Receivable	119,406	123,157
Acquisition Costs	118,458	67,573
Property and Equipment	4,161	-
	2,954,853	2,606,557
Deferred Tax Liabilities
Bargain Purchase Gain	(1,020,000)	-
Property and Equipment	-	(119,448)
	(1,020,000)	(119,448)

	1,934,853	2,487,109
Valuation Allowance	(1,934,853)	(2,487,109)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at June 30, 2014 and December 31, 2013 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,687,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the six month period ended June 30, 2014 approximated $874,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2014.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of June 30, 2014, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

15.  FAIR VALUE MEASUREMENTS

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

Our balance sheets include the following financial instruments: cash and cash equivalents, advances to related parties, notes receivable, restricted cash, accounts payable and accrued liabilities, notes payable and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying value of notes payable approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

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

16.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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

For the six months ended June 30, 2014, notes payable and accrued interest totaling $153,432 were converted into 204,575 shares of common stock in connection with the private offering.

A total of 325,000 shares of Series D Preferred Stock were converted into 325,000 shares of common stock during the six months ended June 30, 2014.

The fair value of common stock issued to an employee during the three and six months ended June 30, 2014 totaled $47,348.

17.     SUBSEQUENT EVENTS

Effective July 22, 2014, the Company entered into a purchase agreement to acquire the Meadowview Nursing Home for a purchase price of $3.0 million.  The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on 5 acres of land in Seville, Ohio.  Consummation of the purchase agreement is subject to satisfactory completion of a 45 day inspection period and other customary conditions.  The Company intends to secure financing to cover a portion of the purchase price.  Closing is scheduled to occur on September 30, 2014.  The Company intends to lease the facility to an unaffiliated third-party operator.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the period from March 13, 2013 (date of inception) to December 31, 2013 as filed with the SEC.

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

Concurrently with the consummation of the split-off of gaming operations and the stock purchase, Clifford Neuman, Pete Bloomquist and Leonard Nacht resigned as Directors, and Mr. Neuman and Todd Huss resigned as executive officers of the Company.  Also concurrently, the Board of Directors of Global Casinos was reconstituted to consist of Christopher Brogdon, Steven Bathgate and John Sheehan, Jr.  The executive officers were also changed to consist of Mr. Brogdon as CEO and President, Philip Scarborough as CFO and Ryan Scates, as Secretary.

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia Healthcare REIT, Inc., (“Ga. REIT”) a private company owned and controlled by Mr. Brogdon, consummated its first acquisition:  the Middle Georgia Nursing Home.  Middle Georgia Nursing Home is located in Eastman, Georgia (“Middle Georgia” or the “Facility”).  The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Ga. REIT.  Dodge Investors, LLC was formed and organized as a financing entity to raise $1.1 million in funding necessary to complete the acquisition, as more fully described below.

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

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company used the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities leases, a first lien on all personal property located in the facilities, and a guaranty by the Company.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The amount of $4,325,000 of the Series 2014A Bonds bear interest at a fixed rate of 7.0% and mature on March 1, 2044.  The remaining $750,000 of the Series 2014A Bonds mature on March 1, 2023 and bear interest at a fixed rate of 8.5%.  The Series 2014B Bonds mature on various dated through March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The loan agreement also contains financial covenants required to be maintained by the Company.

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

Scottsburg was leased to Waters of Scottsburg, an affiliate of Infinity HealthCare Management under an operating lease that expires December 31, 2014.  Base rent under the lease was $31,000 per month through December 31, 2013 and increased to $32,000 per month beginning January 1, 2014.

Effective March 10, 2014, Wood Moss sold its 100% interest in Scottsburg. The purchaser was 1350 N. Todd Drive, LLC, an Indiana limited liability company, under a Purchase Agreement originally dated October 9, 2008, as amended and assigned.  The sales price was $3.6 million, which included retirement of the first mortgage, subject to closing adjustments.

Acquisition of Goodwill Nursing Home

Effective May 19, 2014, the Company acquired from Christopher and Connie Brodgon, the President and Director of the Company and his spouse, (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC (Goodwill Hunting), a Georgia limited liability company, and (ii) units representing an undivided 36.3% membership interest in GWH Investors, LLC (GWH Investors) for a purchase price of $800,000.  GWH Investors has extended a loan in the amount of $2,180,000 to Goodwill Hunting related to the acquisition of the skilled nursing facility and has an undivided 40% membership interest in Goodwill Hunting.

Goodwill Hunting owns the Goodwill Nursing Home, a 152 bed skilled nursing facility located in Macon, Georgia.  Goodwill Nursing Home is a leased to an unaffiliated third party under an operating lease that expires on December 31, 2017.  Base rent under the lease was $60,000 per month through December 31, 2014 and increases $1,200 per month on each lease anniversary.  The initial term of the lease can be extended for one additional term of five years if the lessee elects to exercise the renewal option and meets the requirements stated in the lease agreement.

The following tables contain a summary of information related to the Company’s healthcare facilities as of June 30, 2014:

FACILITY	OWNERSHIP %	PURCHASE PRICE	BLDG. SQ. FT.	NO. OF BEDS	ANNUAL RENT	LEASE EXPIRATION
Middle Georgia	65% Dodge NH	$5,000,000	28,808	100	$552,000	01/01/2017
Southern Hills ALF	100% Global Healthcare REIT, Inc. (“GBCS”)	$2,000,000	16,489	31	$240,000	(1)
Southern Hills SNF	100% GBCS	(1)	22,022	106	$420,000	(1)
Southern Hills ILF	100% GBCS	(1)	58,982	86	$240,000	(1)
Warrenton	95% GBCS; 5% HP	$3,500,000	26,894	110	$334,448	06/30/2016
Goodwill	45% GBCS 36.7% / $800,000 GBCS)	$3,500,000	26,894	110	$720,000	12/31/2017

FACILITY	SR. DEBT PRINCIPAL	SR. DEBT MATURITY	ANNUAL SR. DEBT SERVICE	SUB DEBT PRINCIPAL	SUB DEBT MATURITY	ANNUAL SUB DEBT SERVICE
Middle Georgia	$4,200,000	5/29/2015	$316,632	$0.00	N/A	-
Southern Hills ALF	$5,700,000	$750,000 @ 180 mos; $4,325,000 @ 360 mos; $625,000 @ 108 mos.	$0	$0.00	N/A	-
Southern Hills SNF	$0	(1)	$0	$0.00	N/A	-
Southern Hills ILF	$0	(1)			N/A	-
Warrenton	$2,720,000	12/20/2018	$215,400	$0.00	N/A	-
Goodwill	$5,005,000	11/28/2015	$412,872	$2,180,000; $800K to GBCS.	1/1/2015	$165,600; Interest on non-GBCS owned sub debt

(1)   In April, 2014 the Company acquired Southern Hills for a cash purchase price of $2.0 million and shortly thereafter closed a bond issue in the amount of $5,075,000 for the acquisition and renovation of the Southern Hills campus which consists of three facilities; a skilled nursing facility (SNF), an assisted living facility (ALF) and an independent living facility (ILF). The renovation project is on-going as of June 30, 2014 and, therefore, final costs for each facility is yet to be determined.  The SNF will be leased at the rate of $35,000 per month. The lease is to take effect upon the lessee being licensed by the State.  Approval by the State is anticipated fall of 2014. The ALF and ILF are expected to be leased at the rate of $20,000 per month upon completion of renovations. The ALF is scheduled to be complete Fall of 2014 and the ILF in the Spring of 2015.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Rental revenues for the three month period ended June 30, 2014 totaled $311,753 from the lease of our Eastman, Georgia, Macon, Georgia, (three months) Warrenton, Georgia, (three months) and Scottsburg, Indiana (one month) nursing home properties.  We recognized no rental revenues related to our Tulsa, Oklahoma property for the three months ended June 30, 2014.  Rental revenues for our Tulsa, Oklahoma properties will be recognized once the lessee of the skilled nursing facility becomes properly licensed and after renovations have been completed for the independent living and assisted living facilities.  Rental revenues for the three months ended June 30, 2013 totaled $140,000 from the lease of our Eastman, Georgia nursing home property.

General and administrative expenses were $274,336 and $79,614 for the three month periods ended June 30, 2014 and 2013, an increase of $194,722.  This classification primarily consisted of legal, accounting and other professional fees which have increased to comply with regulatory reporting requirements during 2014.

We recognized a bad debt expense of $108,182 for the three month period ended June 30, 2013 on an advance to an affiliate which was not considered collectible.

We expense acquisition costs for properties when acquired.  We did not incur acquisition costs related to our acquisitions of the membership interest in Wood Moss, LLC, GWH Investors, LLC and Goodwill Hunting, LLC which were acquired from related parties.

Depreciation expense increased $48,840 from $48,583 for the three months ended June 30, 2013 to $97,423 for three months ended June 30, 2014.  The increase is due to the addition of properties to our portfolio during 2014.

Net interest expense decreased $3,961 from $129,992 for the three months ended June 30, 2013 to $126,031 for the three months ended June 30, 2014.  We incurred higher net interest expense due to increases in our average Notes and Bonds payable balances outstanding during the quarter which was offset by capitalized interest costs.  For the three months ended June 30, 2014, we capitalized interest costs on construction in progress of $42,254 related to renovations at our Southern Hills Retirement Center.  We did not capitalize any interest during the three months ended June 30, 2013.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Period from March 13, 2013 (date of inception) to June 30, 2013

The Company completed a reverse acquisition with a company with an inception date of March 13, 2013; therefore data for the period from March 13, 2013 to June 30, 2013 is not comparable to amounts for the six months ended June 30, 2014.

Rental revenues for the six month period ended June 30, 2014 totaled $545,032 from the lease of our Eastman, Georgia, Macon, Georgia, (six months) Warrenton, Georgia, (six months) and Scottsburg, Indiana (one month) nursing home properties.  We recognized no rental revenues related to our Tulsa, Oklahoma property for the six months ended June 30, 2014.  Rental revenues for our Tulsa, Oklahoma properties will be recognized once the lessee of the skilled nursing facility becomes properly licensed and after renovations have been completed for the independent living and assisted living facilities.  Rental revenues for the period from March 13, 2013 (date of inception) to June 30, 2013 totaled $163,333 from the lease of our Eastman, Georgia nursing home property.

General and administrative expenses were $392,598 and $83,984 for the six month period ended June 30, 2014 and for the period from March 13, 2013 (date of inception) to June 30, 2013, respectively.  This classification primarily consisted of legal, accounting and other professional fees which have increased during 2014 to comply with regulatory reporting requirements.

We expense acquisition costs for properties as incurred. Acquisition costs for the six month period ended June 30, 2014 totaled $180,455 related to our acquisition of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  We did not incur acquisition costs related to our acquisition of the membership interest in Wood Moss, LLC, GWH Investors, LLC and Goodwill Hunting, LLC which were acquired from related parties.

We recognized a bad debt expense of $108,182 for the period from March 13, 2013 (date of inception) to June 30, 2013 on an advance to an affiliate which was not considered collectible.

Depreciation expense totaled $168,504 and $56,680 for the six months ended June 30, 2014 and for the period from March 13, 2013 (date of inception) to June 30, 2013, respectively.  The increase in depreciation expense is due to the addition of properties to our portfolio during 2014.  We have not recorded depreciation expense on our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

On February 7, 2014, we acquired Southern Hills Retirement Center for a purchase price of $2 million.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase of $3.0 million for the six months ended June 30, 2014.

On January 27, 2014, we acquired a 100% membership interest in Wood Moss, LLC which owned Scottsburg Healthcare Center in Scottsburg, Indiana.  We accounted for the acquisition as a business combination under US GAAP.  On March 10, 2014, Scottsburg Healthcare Center was sold for cash proceeds of $3.4 million under a purchase agreement dated October 9, 2008, as amended and assigned.  For the six months ended June 30, 2014, we recognized a loss on the sale of property and equipment of $381,395 resulting from the disposal.

Net interest expense totaled $316,446 and $150,669 for the six months ended June 30, 2014 and for the period from March 13, 2013 (date of inception) to June 30, 2013, respectively, and primarily represents interest incurred on notes and bonds payable and amortization of deferred loan costs. Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $42,254 and $0 for the six months ended June 30, 2014 and for the period from March 13, 2013 (date of inception) to June 30, 2013, respectively.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

At June 30, 2014, the Company had cash and cash equivalents of $577,635 on hand.  Our liquidity is expected to increase from potential equity offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements are expected to be achieved from rental revenues received and existing cash on hand.  Our restricted cash approximated $3.1 million as of June 30, 2014 which is to be expended on construction activities and debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $785,824 for the six months ended June 30, 2014 compared to cash provided in operation activities of $8,891 for the period from March 13, 2013 (date of inception) to June 30, 2013, respectively.  Cash flows used in operations was primarily impacted by lower net income, net of a $3.0 million bargain purchase gain, and payment of accounts payable and accrued expenses during the six months ended June 30, 2014.

Cash used in investing activities was $3,548,213 for the six month period ended June 30, 2014 compared to cash provided in investing activities of $11,088 for the period from March 13, 2013 (date of inception) to June 30, 2013.  For the six months ended June 30, 2014, we issued notes receivable of $650,000 to related parties, paid approximately $2.8 million in the acquisition of property and equipment in Tulsa, Oklahoma and Macon, Georgia, and received approximately $3.4 million related to the sale of property and equipment in Scottsburg, Indiana.  Restricted cash related to funds held in escrow for a construction project increased approximately $3.1 million during the six months ended June 30, 2014.

Cash provided by financing activities was $3,731,480 for the six months ended June 30, 2014 compared to cash used in financing activities of $18,594 for the period from March 13, 2013 (date of inception) through June 30, 2013.  The increase in cash flows from financing activities is primarily attributable to approximately $3.2 million in gross cash proceeds from our private placement of common stock and proceeds of approximately $7.1 million from the issuance of notes and bonds payable offset by payments on notes payable of approximately $5.6 million.

On March 14, 2014, the Company completed its private offering of common stock.  The Company sold an aggregate of 4,776,115 shares of common stock at $0.75 per share for gross proceeds of $3,190,717 during the three months ended March 31, 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $285,501 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $2,905,216 during the six months ended June 30, 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

We entered into a note payable with Dodge Investors, LLC in the amount of $1,100,000 which was used in conjunction with the loan from Colony Bank to acquire our Eastman nursing home property.  The note bore interest at a rate of 13%.   On December 31, 2013, the note was reduced to $412,500 by a cash payment and $275,000 through conversion into common stock in connection with the private offering.  In April 2014, the note was paid in full through a cash payment of $412,500.

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

Effective May 19, 2014, we assumed a note payable in the amount of $4.8 million in connection with our acquisition of Goodwill Hunting.  The note payable bears interest at 5.5% and is payable in monthly installments of $34,407 with a final balloon payment of the remaining principal and interest approximating $4,551,000 on December 28, 2015.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of June 30, 2014, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable (Principal and Interest)	$27,283,471	$5,191,351	$6,898,531	$3,378,329	$11,815,260

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC. The total minimum rentals under this lease total $152,172 for the period from July 1, 2014 through December 31, 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in US GAAP. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required. For the six months ended June 30, 2014, there were no triggering events that required a test of impairment of goodwill.

Notes Receivable

The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note determined by using present value of expected future cash flows discounted at the note’s effective interest rate.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

SUBSEQUENT EVENTS

Effective July 22, 2014, the Company entered into a purchase agreement to acquire the Meadowview Nursing Home for a purchase price of $3.0 million.  The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on 5 acres of land in Seville, Ohio.  Consummation of the purchase agreement is subject to satisfactory completion of a 45 day inspection period and other customary conditions.  The Company intends to secure financing to cover a portion of the purchase price.  Closing is scheduled to occur on September 30, 2014.  The Company intends to lease the facility to an unaffiliated third-party operator.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. Prior to our reverse acquisition of WPF, we were a private company with limited accounting personnel and other resources with which to address our controls and procedures. In addition, there was a change in the Company’s officers and consultants in charge of financial reporting which resulted in material weaknesses in our ability to timely file periodic reports required by the SEC. As we transition from a private company to a publicly reporting company, we continue to improve our internal control over financial reporting including the implementation of new accounting processes and control procedures. We continually reassess our internal controls over financial reporting in an effort to rectify those material weaknesses.

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

GLOBAL HEALTHCARE REIT, INC.

Date: August 14, 2014	By _/s/ Christopher Brogdon
Christopher Brogdon President

Date: August 14, 2014	By: __/s/ Philip S. Scarborough___
Philip S. Scarborough, Chief Financial Officer