Form 10-Q
period 2014-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2014-11-17
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

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

As of November 11, 2014, the Registrant had 21,193,063 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	Page No.

	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2

	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and the Period from March 13, 2013 (Date of Inception) through September 30, 2013	3

	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2014	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and the Period from March 13, 2013 (Date of Inception) through September 30, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls & Procedures	46

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Removed and Reserved	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

PART 1.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Property and Equipment, net	$ 32,700,653	$ 8,088,600
Cash and Cash Equivalents	571,068	1,180,192
Advances to Related Parties	496,151	485,300
Restricted Cash	1,912,415	307,638
Notes Receivable - Related Parties, net of discount	1,204,900	600,148
Prepaid Expenses, Deferred Loan Costs, and Other	974,191	139,673
Goodwill	1,750,454	1,750,454
Total Assets	$ 39,609,832	$ 12,552,005
LIABILITIES AND EQUITY
Liabilities
Convertible Notes Payable, net	$ 3,200,000	$ 63,258
Notes and Bonds Payable	24,833,372	7,269,498
Accounts Payable and Accrued Liabilities	234,818	295,432
Advances from Related Parties	13,533	7,345
Lease Security Deposit	141,667	25,000
Total Liabilities	28,423,390	7,660,533
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

         Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting;

         1,000,000 Shares Authorized, 375,000 and 700,000 Shares Issued

         and Outstanding at September 30, 2014 and December 31, 2013, respectively

	375,000	700,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 20,374,563 and 14,556,115 Shares Issued and Outstanding at September 30, 2014 and December 31, 2013, respectively	1,018,728	727,807
Common Stock Subscribed but Not Issued	-	106,500
Additional Paid-In Capital	7,674,570	3,768,764
Retained Earnings (Accumulated Deficit)	996,827	(687,057)
Total Global Healthcare REIT, Inc. Stockholders' Equity	10,466,125	5,017,014
Noncontrolling Interests	720,317	(125,542)
Total Equity	11,186,442	4,891,472
Total Liabilities and Equity	$ 39,609,832	$ 12,552,005

See accompanying notes to consolidated financial statements.

 GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

			Nine Months Ended September 30, 2014	March 13, 2013 (date of inception) to September 30, 2013
	Three Months Ended September 30,
	2014	2013
Revenue
Rental Revenue	$ 453,600	$ 140,000	$ 998,632	$ 303,333
Expenses
General and Administrative	188,196	28,353	580,794	112,337
Acquisition Costs	68,725	-	249,180	-
Bad Debt	-	-	-	108,182
Depreciation	177,146	48,584	345,650	105,264
Total Expenses	434,067	76,937	1,175,624	325,783
Income (Loss) from Operations	19,533	63,063	(176,992)	(22,450)
Other (Income) Expense
Bargain Purchase Gain	-	-	(3,000,000)	-
Loss on Sale of Property and Equipment	-	-	381,395	-
Interest Income	(52,250)	-	(103,580)	-
Interest Expense	199,998	118,522	567,774	269,191
Total Other (Income) Expense	147,748	118,522	(2,154,411)	269,191
Equity in Loss from Unconsolidated Partnership	(22,076)	-	(37,501)	-
Net Income (Loss)	(150,191)	(55,459)	1,939,918	(291,641)
Net (Income) Loss Attributable to Noncontrolling Interests	(11,848)	9,173	(21,965)	78,578
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(162,139)	(46,286)	1,917,953	(213,063)
Series D Preferred Dividends	(12,061)	(14,311)	(35,342)	(45,778)
Net Income (Loss) Attributable to Common Stockholders	$ (174,200)	$ (60,597)	$ 1,882,611	$ (258,841)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$ (0.01)	$ (0.01)	$ 0.10	$ (0.04)
Diluted	$ (0.01)	$ (0.01)	$ 0.09	$ (0.04)
Weighted Average Common Shares Outstanding:
Basic	19,960,494	7,281,629	18,950,343	7,262,493
Diluted	19,960,494	7,281,629	21,835,748	7,262,493

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Common Stock Subscribed but Not Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders' Equity		Non-controlling Interests	Total Equity
Balance, December 31, 2013	200,500	$401,000	700,000	$ 700,000	14,556,115	$727,807	$ 106,500	$3,768,764	$(687,057)	$5,017,014		$(125,542)	$4,891,472
Common Stock Sold in Private Placement, Net of Offering Costs of $285,501
	-	-	-	-	4,421,540	221,077	(106,500)	2,790,639	-	2,905,216		-	2,905,216
Exchange of Common Stock for Membership Interest

	-	-	-	-	457,902	22,895	-	397,507	-	420,402		-	420,402
Conversion of Notes Payable and Accrued Interest into Common Stock in Private Placement

	-	-	-	-	204,575	10,228	-	143,204	-	153,432		-	153,432
Conversion of Series D Preferred Stock to Common Stock											-
	-	-	(325,000)	(325,000)	325,000	16,250	-	308,750	-	-		-	-
Acquisition of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	-		920,360	920,360
Exercise of Common Stock Warrants	-	-	-	-	340,770	17,038	-	165,726	-	182,764		-	182,764
Common Stock Issued for Compensation	-	-	-	-	44,668	2,233	-	45,115	-	47,348		-	47,348
Common Stock Warrants Issued to Convertible Debt Placement Agent	-	-	-	-	-	-	-	56,065	-	56,065		-	56,065
Cashless Exercise of Common Stock Warrants	-	-	-	-	23,993	1,200	-	(1,200)	-	-		-	-
Series D Preferred Dividends	-	-	-	-	-	-	-	-	(35,342)	(35,342)		-	(35,342)
Common Stock Dividends	-	-	-	-	-	-	-	-	(198,727)	(198,727)		-	(198,727)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-		(96,466)	(96,466)
Net Income	-	-	-	-	-	-	-	-	1,917,953	1,917,953		21,965	1,939,918
Balance, September 30, 2014	200,500	$401,000	375,000	$ 375,000	20,374,563	$1,018,728	$ -	$7,674,570	$996,827	$10,466,125		$720,317	$11,186,442

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30, 2014	Period from March 13, 2013 (Date of Inception) to September 30, 2013

Cash Flows from Operating Activities
Net Income (Loss)	$ 1,939,918	$ (291,641)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation	345,650	105,265
Amortization and Accretion	19,644	25,232
Increase in Straight Line Rent Receivable	(15,504)	(10,000)
Bad Debt Expense	-	108,182
Bargain Purchase Gain	(3,000,000)	-
Loss on Sale of Property and Equipment	381,395	-
Stock Based Compensation	47,348	-
Equity in Loss from Unconsolidated Partnership	37,501	-
Changes in Operating Assets and Liabilities, net of assets and liabilities acquired:
Accounts Payable and Accrued Liabilities	(421,579)	130,001
Lease Security Deposit	(28,000)	-
Other	(11,849)	(23,638)

Net Cash (Used in) Provided by Operating Activities	(705,476)	43,400

Cash Flows from Investing Activities
Issuance of Notes Receivable - Related Parties	(650,000)	-
Collections on Notes Receivable	23,628	-
Change In Restricted Cash	(1,103,766)	-
Acquisition of Dodge NH, LLC – Controlling Interest, net of Cash Acquired in Reverse Acquisition	-	265,968
Acquisitions of Property and Equipment, net of cash acquired	(5,756,275)	-
Capital Expenditures for Property and Equipment	(1,697,462)	-
Proceeds from Sale of Property and Equipment	3,414,000	-

Net Cash Provided by (Used in) Investing Activities	(5,769,875)	265,968

Cash Flows from Financing Activities
Proceeds from Notes and Bonds Payable	7,121,860	-
Payments on Notes and Bonds Payable	(5,637,330)	(31,157)
Proceeds from Issuance of Convertible Notes Payable	3,200,000	-
Payments on Convertible Notes Payable	(40,000)	-
Change in Restricted Cash	(456,103)	-
Deferred Loan Costs Paid	(608,505)	-
Net Advances from/to Related Parties	(471,140)	(7,655)
Proceeds from Common Stock Offering	3,190,717	-
Offering Costs Paid	(285,501)	-
Exercise of Common Stock Warrants	182,764	-
Dividends Paid on Preferred Stock	(35,342)	-
Dividends Paid on Common Stock	(198,727)	-
Distributions to Noncontrolling Interests	(96,466)	-

Net Cash Provided by (Used in) Financing Activities	5,866,227	(38,812)

Net Increase (Decrease) in Cash and Cash Equivalents	(609,124)	270,556

Cash and Cash Equivalents, Beginning of Period	1,180,192	-

Cash and Cash Equivalents, End of Period	$ 571,068	$ 270,556

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, net of capitalized interest of $118,098 and $0, respectively
	$ 535,161	$ 215,303

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

The Company intends to make a REIT election under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors at such time as the Board determines that operating a REIT structure is appropriate.

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100.  WPF owned a 65% membership interest in Dodge NH, LLC, which owned a skilled nursing facility located in Eastman, Georgia.  Upon acquisition of WPF, a new board of directors and executive officers were installed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues were the largest of each of the combined entities.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.  The results of operations of Global have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of WPF are presented as the historical financial statements of the Company.

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge) on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 13.  The remaining 35% of Dodge is owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 8) to acquire the facility on July 1, 2012.  Dodge Investors represents a portion of the noncontrolling interests presented in these consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

The Company is the primary beneficiary of a VIE if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE.  The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Funds held in escrow related to construction projects	$1,103,766	$ -
Funds held in escrow related to private placement of common stock	-	106,500
Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	808,649	201,138

	$1,912,415	$307,638

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at September 30, 2014 and December 31, 2013 were $1,997,889 and $908,281, respectively.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the property and equipment acquired from entities under common control are stated at their carrying value on the date of acquisition.  Property and equipment not owned by entities under common control is recorded at its estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of properties using standard industry valuation techniques.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of tangible assets and intangible assets, if any, acquired and any liabilities assumed.  Information used to determine fair value includes comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.

Any subsequent betterments and improvements are stated at historical cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Useful lives of the assets are summarized as follows:

Land Improvements	15 years
Buildings and Improvements	30 years
Furniture, Fixtures and Equipment	10 years

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment.  Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of the property using standard industry valuation techniques.

Advances Due To and From Related Parties

The Company will periodically advance cash to and receive cash from various related parties as a part of the normal course of business.  The Company plans to monitor these non-interest bearing advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances or writes off the account directly, when factors are present that indicate the related party may not be able to repay the advance.

Notes Receivable – Related Parties

The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note agreements. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note using present value of expected future cash flows discounted at the note’s effective interest.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method.  Amortization expense for the three month periods ended September 30, 2014 and 2013 totaled $12,186 and $10,646, respectively.  For the nine month period ended September 30, 2014, it was $36,557 and for the period from March 13, 2013 (date of inception) through September 30, 2013, it was $23,066.  Accumulated amortization totaled $100,431 and $63,874 as of September 30, 2014 and December 31, 2013, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the nine months ended September 30, 2014.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the balance sheet and totaled $45,504 and $30,000 as of September 30, 2014 and December 31, 2013, respectively.  Adjustments to reflect rent income on a straight-line basis totaled $9,504 and $3,000 for the three month periods ended September 30, 2014 and 2013, respectively, $15,504 for the nine month period ended September 30, 2014 and $10,000 for the period from March 13, 2013 (date of inception) through September 30, 2013.

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

Potentially dilutive shares of 4,454,743 and 3,714,250 for the three months ended September 30, 2014 and 2013, respectively, and 3,714,250 for the period from March 13, 2013 (date of inception) through September 30, 2013, were not included in the calculations of diluted earnings per share, as their inclusion would have been anti-dilutive due to the loss recorded for the periods, and represent stock purchase warrants and shares issuable upon conversion of preferred stock.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.  REVERSE ACQUISTION

On September 30, 2013, Global acquired all of the outstanding common stock of WPF for consideration of $100 plus the elimination on consolidation of a $500,000 loan from Global to WPF.  Upon acquisition of WPF, a new board of directors and executive officers were appointed who have the ability to exercise control over the combined entity.  WPF’s total assets and revenues were the larger of the combined entities.  The acquisition was accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer and Global the accounting acquiree.

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

WPF completed the acquisition of a controlling 65% equity interest in Dodge on March 15, 2013. The operations of Dodge are presented as if the acquisition occurred on the earliest date presented in the financial statements of the acquirer.  Accordingly, the consolidated financial statements reflect rental operations of Dodge for the period from March 13, 2013 through September 30, 2013.  The purchase price of this 65% controlling interest was equal to $100.  The equity interest acquired is considered to be a controlling interest in Dodge.

The carrying amount of the assets and liabilities of Dodge on the date of acquisition were as follows in this condensed presentation:

Cash and Cash Equivalents	$ 11,188
Due from Affiliates	131,682
Property and Equipment, net	4,742,347
Restricted Cash - U.S.DA Escrow	200,000
Goodwill	100,000
Other Intangible Assets, net	131,752

Total Assets	$ 5,316,969

Due to Member	$ 50,000
Deferred Revenue	22,500
Other Liabilities	44,368
Note Payable - Colony Bank	4,166,212
Note Payable - Dodge Investors, LLC	1,100,000
Total Liabilities	5,383,080
Accumulated Deficit	(42,972)
Noncontrolling Interest	(23,139)

Total Liabilities and Members' Deficit	$ 5,316,969

4.  ACQUISITIONS OF CONSOLIDATED PROPERTIES

Warrenton Nursing Home

On December 31, 2013, the Company acquired a 95% equity interest in ATL/WARR, LLC (Warr LLC) from Christopher Brogdon, a related party, for nominal consideration of $1.00.  On the same date, Warr LLC acquired a 110 bed nursing home located in Warrenton, Georgia for a purchase price of $3,500,000.  The acquisition was funded with a mortgage loan in the amount of $2,720,000 and with proceeds from the private offering of common stock.

The Company has accounted for the acquisition as a business combination under U.S. GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property is set forth below.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Land	$ 110,000
Building and Improvements	3,320,100
Furniture, Fixtures and Equipment	69,900
$3,500,000

Wood Moss

On January 27, 2014, the Company acquired a 67.5% membership interest in Wood Moss, LLC (Wood Moss) from Ga. REIT for nominal consideration ($10).  Ga. REIT is a private corporation solely owned by Christopher Brogdon.  The Company issued 150,000 shares of common stock for the remaining 32.5% membership interest in connection with the private offering of common stock.  Wood Moss owned 100% of the Scottsburg Healthcare Center, a 99 bed skilled nursing facility situated on 3.58 acres in Scottsburg, Indiana.  The Company has accounted for the acquisition as a business combination under U.S. GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 35,002
Property and Equipment	3,795,395
Restricted Cash	44,908
Accounts Payable and Other Accrued Liabilities	(223,606)
Due To Related Parties	(31,199)
Lease Security Deposit	(28,000)
Notes Payable	(3,480,000)

Fair Value of Assets Acquired and Liabilities Assumed, net	$112,500

Fair Value of Consideration Transferred	$112,500

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395.  The Company has also recognized a loss from operations approximating $35,000 related to Wood Moss.  The Company has presented these results as a component of income from continuing operations.

Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  The facility is comprised of a senior living campus offering 116 nursing beds, 86 independent living units, and 32 assisted living beds.  At the time of acquisition, the nursing facility was operating; however, the independent and assisted living facilities were vacant.  The purchase price of $2.0 million was funded through a $1.5 million bridge loan and from proceeds of the private offering of common stock.  As part of the purchase, the Company assumed an operating lease which will expire in June 2016.  The fair value of the real property and improvements acquired was determined to be $5.0 million based on independent appraisals. The preliminary purchase price allocation resulted in a bargain purchase gain as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business.  The preliminary purchase price allocation is as follows, and the Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Property and Equipment
Land	$ 710,000
Buildings and Improvements	4,216,200
Furniture, Fixtures and Equipment	73,800
Fair Value of Assets Acquired	5,000,000
Consideration Paid	2,000,000
Bargain Purchase Gain	$ 3,000,000

Acquisition costs of $180,455 were incurred and recognized in the consolidated statement of operations for the nine months ended September 30, 2014.

Goodwill Nursing Home

On May 19, 2014, the Company acquired from Christopher and Connie Brogdon, the President and Director of the Company and his spouse, (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC (“Goodwill Hunting”) and (ii) units representing an undivided 36.3% membership interest in GWH Investors, LLC (“GWH Investors”) for a purchase price of $800,000.  Goodwill Hunting owns a 152 bed skilled nursing facility located in Macon, Georgia.  GWH Investors has extended a loan in the amount of $2,180,000 to Goodwill Hunting related to the acquisition of the skilled nursing facility and has an undivided 40% membership interest in Goodwill Hunting.  The Company has determined that both Goodwill Hunting and GWH Investors are variable interest entities (VIEs) and that the Company is the primary beneficiary.  Accordingly, the Company has accounted for the acquisition of its membership interests as a business combination and has consolidated both Goodwill Hunting and GWH Investors. The noncontrolling interest was recorded at its fair value at the acquisition date.  The following table summarizes the preliminary purchase price allocation of both Goodwill Hunting and GWH Investors.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 3,333
Property and Equipment	6,326,651
Accounts Payable and Accrued Liabilities	(34,406)
Lease Security Deposit	(100,000)
Note Payable	(4,813,346)
Noncontrolling Interest	(582,232)
Fair Value of Net Assets Acquired, net	$ 800,000
Consideration Effectively Transferred	$ 800,000

Edwards Redeemer Health & Rehabilitation, Sparta Nursing Home, and Greene Point Health Care Center

On September 16, 2014, the Company acquired from Christopher Brogdon a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, a 65% membership interest in Providence HR, LLC, and a 62.145% membership interest in Wash/Greene, LLC.

Edwards Redeemer Property Holding, LLC owns the real property and improvements known as Edwards Redeemer Health & Rehab, a 106 bed skilled nursing facility located in Oklahoma City, Oklahoma.  The purchase price for the 62.5% membership interest was $491,487 which was paid through forgiveness of an advance owed to the Company by Christopher Brogdon.

Providence HR, LLC owns the real property and improvements known as Providence of Sparta Nursing Home, a 71 bed skilled nursing facility located in Sparta, Georgia.  The purchase price for the 65% membership interest was 61,930 shares of the Company’s common stock.

Wash/Greene, LLC owns the real property and improvements known as Providence of Greene Point Healthcare Center, a 71 bed skilled nursing facility located in Union Point, Georgia.  The purchase price for the 62.145% membership interest was 70,727 shares of the Company’s common stock.

Each of the facilities is operated under a triple-net operating lease to a third-party regional skilled professional nursing home operator.

The Company has accounted for the acquisitions as business combinations under U.S. GAAP with the assets and liabilities of the acquired properties recorded at their respective fair values.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  This preliminary purchase price allocation is subject to material change pending the completion of the valuation of the assets and liabilities assumed.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

	Edwards Redeemer Health & Rehab	Providence of Sparta Nursing Home	Providence of Greene Pointe Healthcare Center

Cash	$ 426	$ 2,180	$ 2,784
Property and Equipment	3,044,148	2,885,473	3,008,297
Accounts Payable and Other Accrued Liabilities	(20,141)	(17,376)	(18,207)
Lease Security Deposit	(16,667)	-	-
Notes Payable	(2,254,581)	(2,775,000)	(2,875,000)
Noncontrolling Interests	(261,698)	(33,347)	(44,621)

Fair Value of Assets Acquired and Liabilities Assumed	$491,487	$61,930	$70,727

Fair Value of Consideration Transferred	$491,487	$61,930	$70,727

Meadowview Healthcare Center

On September 30, 2014, the Company acquired the Meadowview Healthcare Center, a 100-bed skilled nursing facility located in Seville, Ohio for $3 million.  The acquisition was funded with proceeds from the issuance of the Company’s 6.50% convertible notes described in Note 9.  The facility is operated under a triple-net operating lease to a third-party regional skilled professional nursing home operator.

The Company has accounted for the acquisition as a business combination under U.S. GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property is set forth below.  This preliminary purchase price allocation is subject to material change pending the completion of the valuation to the assets and liabilities assumed.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Land	$ 77,500
Building and Improvements	2,816,500
Furniture, Fixtures and Equipment	106,000
$3,000,000

Acquisition costs of $68,725 were incurred and recognized in the consolidated statements of operations for the three and nine months ended September 30, 2014.

The following table summarizes certain supplemental pro forma financial information which was prepared as if the acquisitions occurring during the nine months ended September 30, 2014 had occurred as of March 13, 2013 (date of inception).  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	March 13, 2013 (date of inception) through September 30, 2013

Pro Forma Revenues	$ 771,258	$ 686,780	$ 2,198,302	$ 1,524,475
Pro Forma Net Income (Loss)	(97,159)	21,758	2,047,658	(73,373)

Pro Forma Net Income (Loss) per Share Diluted	$ 0.00	$ 0.00	$ 0.11	$ (0.01)
	0.00	0.00	0.09	(0.01)

5.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Limestone, LLC

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

The Company records this investment using the equity method since the Company has the ability to exercise significant influence, but not control, over Limestone LLC.  Under the equity method, the Company has recorded the initial investment at cost and will adjust the carrying amount to reflect the Company’s share of the earnings or losses of Limestone LLC.  For the three and nine months ended September 30, 2014, the Company’s share of losses of Limestone LLC were $22,731 and $38,156, respectively.  As a result, the Company reduced its investment in Limestone LLC to zero.  U.S. GAAP requires equity method losses that exceed the investment balance to reduce the basis of other investments the Company has with Limestone LLC.  As such, the Company has reduced the basis of its note receivable from Limestone LLC by $38,146.

Limestone LLC owns 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia.  There is senior secured bond debt in the approximate amount of $3.7 million in addition to the loan described in Note 7.

GL Nursing, LLC

Effective September 16, 2014, the Company acquired a 44.5% membership interest in GL Nursing, LLC which owns the real property and improvements known as the Golden Years Manor Nursing Home located in Lonoke, Arkansas.  The purchase price for the 44.5% membership interest was 175,245 shares of the Company’s common stock valued at $1.00 per share.  The Company accounts for this investment under the equity method of accounting as it has the ability to exercise significant influence on GL Nursing, LLC.  For the three and nine months ended September 30, 2014, the Company’s share of income from GL Nursing, LLC was $655.

6.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Land	$ 1,551,000	$ 160,000
Land Improvements	200,000	200,000
Buildings and Improvements	28,951,905	7,550,200
Furniture, Fixtures and Equipment	937,436	469,900
Construction in Progress	1,697,462	-
	33,337,803	8,380,100
Less Accumulated Depreciation	(637,150)	(291,500)
	$ 32,700,653	$ 8,088,600

7.  NOTES RECEIVABLE – RELATED PARTIES

Notes Receivable – Related Parties consists of the following:

	September 30, 2014	December 31, 2013

Note Receivable – Gemini Gaming, LLC	$ 593,046	$ 600,148
Note Receivable – Limestone Assisted Living, LLC	511,854	-
Note Receivable – GL Investors, LLC	100,000	-

	$ 1,204,900	$ 600,148

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount is accreted into earnings using the interest method over the term of the note.  For the three and nine months ended September 30, 2014, $5,514 and $16,526, respectively, has been accreted into earnings.

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

The loan was not paid by Limestone LLC as of August 31, 2014 which constitutes an event of default.  Upon the occurrence of an event of default, the Company may declare immediately due and payable all principal and accrued interest from Limestone LLC and the interest rate increases to 15% per annum.

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

8.  NOTES AND BONDS PAYABLE

Notes and bonds payable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Note payable to Colony Bank with interest at 6.25%, payable in equal monthly principal and interest installments of $26,386 with a final balloon payment of the remaining principal and interest totaling approximately $4,064,000, on May 29, 2015. Collateral for this note is described below.

	$ 3,889,699	$ 4,136,998

Note payable to First Commercial Bank with interest at 5.50%, payable in 33 monthly principal and interest installments of $34,407 with a final balloon payment of remaining principal and interest totaling approximately $4,551,000 on December 28, 2015. Collateral includes all assets of the Goodwill nursing home.	4,748,516	-
Note payable to Dodge Investors, LLC with interest at 13.0%. Interest was payable monthly.	-	412,500

Note payable to Fidelity Bank with interest at 5.00%, payable in equal monthly principal and interest installments of $17,951 with a final balloon payment of the remaining principal and interest totaling approximately $2,288,000, on December 20, 2018. Collateral includes all assets of the Warrenton nursing home and the personal guarantee of Christopher Brodgon.	2,659,799	2,720,000

Bonds payable to Tulsa County Industrial Authority, net of discount. Terms of the bonds are described below.	5,622,731	-

Note payable to First Commercial Bank with interest at 4.25%, payable in 59 monthly principal and interest installments of $11,342 with a final balloon payment of remaining principal and interest totaling approximately $1,115,000 on December 20, 2017. Collateral includes all assets of the Edwards Redeemer nursing home and an assignment of its rents.	1,382,627	-

Note payable to Redeemer Investors, LLC with interest at 12.0%. Interest is payable on the first day of January and July of each year until the note is paid in full. The note has no stated maturity date.	880,000	-

Note Payable to The Piedmont Bank with interest at a variable rate of prime plus 0.50% and floor rate of 6.00% payable in 12 monthly interest only installments ended September 18, 2014 and 23 monthly installments of principal and interest of $11,114 commencing October 18, 2014 with a final balloon payment of remaining principal and interest totaling approximately $1,665,000 on September 17, 2016. Collateral includes all assets of the Providence of Sparta Nursing Home, an assignment of its rents, and personal guarantees of Chris and Connie Brogdon.	1,725,000	-

Note payable to Providence HR Investors, LLC with interest payable monthly at a rate 10.0% with principal due August 1, 2015. If the note is not paid in full on the maturity date, the Company will convey a 5.0% membership interest in Providence HR, LLC to the note holders. After August 1, 2015, interest is payable semi-annually on the first day of February and August of each year until the note is paid in full.	1,050,000	-

Note Payable to The Piedmont Bank with interest at a variable rate of prime plus 0.50% and floor rate of 6.00% payable in 12 monthly interest only installments ended November 6, 2014 and 23 monthly installments of principal and interest of $11,114 commencing December 6, 2014 with a final balloon payment of remaining principal and interest totaling approximately $1,665,000 on September 17, 2016. Collateral includes all assets of the Providence of Greene Point Healthcare Center, an assignment of its rents, and personal guarantees of Chris and Connie Brogdon.	1,725,000	-

Note payable to 1321 Investors, LLC with interest payable monthly at a rate 10.0% with principal due October 1, 2015. Interest is payable on the first day of January and July of each year until the note is paid in full.	1,150,000	-

	$ 24,833,372	$ 7,269,498

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

The additional collateral from Bay Landing will not be recorded unless the terms of the Escrow Agreement (below) are not met.

The Company intends to repay the loan from Colony Bank from the proceeds of a loan which is insured, guaranteed or extended by the United States Department of Agriculture (U.S.DA) or some other agency of the United States of America.  To ensure the payment of the loan fees associated with the proposed loan, Colony Bank required the Company to deposit $200,000 into an escrow account to be used to pay those costs when incurred.  The escrow agent will also hold in escrow the security documents for the security interest in Bay Landing described above.

According to the escrow agreement, in the event the Company is unable to obtain the contemplated loan on or before June 30, 2013, the escrow agent is instructed to disburse the $200,000 maintained in the escrow account to be applied at the Lender’s election against the balance of the Colony Bank loan.  In addition, the security documents held in escrow for the Bay Landing security interest will be released to Colony Bank who will have the right to record the security documents in the respective county and state in which each property lies.  The Company did not obtain the contemplated loan as of June 30, 2013.  During 2014, the cash deposit in the escrow account was applied to the balance of the Colony Bank loan.  The Company has not been notified that Colony Bank has taken action with respect recording the appropriate documents evidencing additional security interest in the Bay Landing facility.

Note Payable – Dodge Investors, LLC

Dodge Investors loaned $1,100,000 to Dodge which was used in conjunction with the loan from Colony Bank to acquire the nursing home.  As of September 30, 2014, the note has been paid in full.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan will be amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of September 30, 2014.  As of September 30, 2014, restricted cash of $1,912,415 is related to this loan.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2014	$ 104,177
2015	11,891,943
2016	3,611,479
2017	1,353,507
2018	2,439,535
2019 and Thereafter	5,510,000
24,910,641
Less Unamortized Discount	(77,269)

$24,833,372

9.     CONVERTIBLE DEBT

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000.  The Notes accrue interest at a rate of 6.5% per annum, payable quarterly, and mature on September 26, 2017.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes.  As of September 30, 2014, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

The Company paid a Placement Agent fee in the amount of $96,000 resulting in net proceeds to the Company of $3,104,000.   In addition, the Company granted to the Placement Agent Warrants equal to 5% of the number of shares of common stock underlying the Notes sold in the Offering, exercisable for five years at an exercise price of $1.37 per share of Common Stock.  The estimated fair value of the warrants in the amount of $56,065 and the Placement Agent fee of $96,000 will be amortized to interest expense over the life of the Notes.  The estimated fair value of the warrants was determined using the following assumptions:

Expected Volatility	75%
Contractual Term	5 Years
Risk Free Interest Rate	1.77%
Expected Dividend Rate	1.00%

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

On February 20, 2014 and December 31, 2013, $25,000 and $190,000, respectively, of the Notes were converted into common stock in connection with the private offering, and the balance of $40,000 was repaid in cash during the quarter ended March 31, 2014.  The outstanding balances of the Notes were $0 and $63,258 as of September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share.  Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360 day year and twelve 30 day months.  Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October and January.  The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date.  Shares of the Series D preferred stock are redeemable at the Company’s option.  At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of September 30, 2014, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,562 were declared on September 30, 2014.  All quarterly dividends previously declared have been paid.

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

The Company issued 44,668 shares of common stock to an employee for compensation during the nine months ended September 30, 2014.  The fair value of common stock issued for compensation is measured at the market price on the date of grant and the fair value of the shares was recognized as general and administrative expense in the consolidated statement of operations on the date of grant.

Common Stock Warrants

As of September 30, 2014, the Company had 4,256,531 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.71. Activity during the nine month period ended September 30, 2014 related to common stock warrants follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at January 1, 2014	3,798,306	$ 0.68
Issued	846,980	0.80
Exercised	(388,755)	0.53

Balance at September 30, 2014	4,256,531	$ 0.71

11.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $76,086 for the period from October 1, 2014 through December 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefrom.  In addition, Casinos U.S.A, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required to date, and as management believes the fair value associated with this guarantee is de minimus, we have not recorded a liability in these consolidated financial statements.

12.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of September 30, 2014, the Company has an advance of $7,188 payable to Christopher Brogdon.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of September 30, 2014 and December 31, 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $489,806 and $28,055, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Christopher Brogdon is the managing member of Redeember Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, and Dodge Investors, LLC.  As described in Note 8, the Company has or had notes payable to these entities.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 7, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (“GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the first closing of the offering on December 31, 2013 in the amount of $185,996, a non-accountable expense allowance in the amount of $62,750 and expense reimbursement in the amount of $13,918.   During the nine months ended September 30, 2014, there were three additional closings in the offering in which GVC was paid, in the aggregate, an additional $229,631 in Placement Agent fees, $71,642 in non-accountable expense allowance and $3,170 in expense reimbursement.  Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

13.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia	$ 47,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	27,871	June 30, 2016	None.
Goodwill	62,036	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer	45,062	March 31, 2018	Term may be extended for one additional five year term.
Providence	19,782	June 30, 2016	None.

Greene Point	21,185	June 30, 2016	None.
Meadowview	34,195	October 31, 2024	Term may be extended for one additional five year term.

(1)

 Monthly lease income reflects rent income on a straight-line basis over the term of each lease.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease.

The Company has entered into a lease of the skilled nursing facility at Southern Hills Retirement Center which will commence once all construction activities related to the facility are complete.  The lease requires of the operating lessee monthly payments of $35,000 in the initial year.  The monthly lease payments escalate by $1,000 per month on each lease anniversary thereafter through expiration of the lease agreement.  The initial term of the lease can be extended for one additional term of five years if the lessee elects to exercise its renewal option and meets the requirements stated in the lease agreement.  The lessee is responsible for payment of insurance, taxes and other charges while under the lease.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years
2014	$ 647,513
2015	2,955,452
2016	2,664,214
2017	2,001,132
2018	536,454
2019 and Thereafter	2,591,352
$ 11,396,117

14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2013 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

	Nine Months Ended September 30, 2014	March 13, 2013 (date of inception) through September 30, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

Deferred Tax Assets	September 30, 2014	December 31, 2013

Net Operating Loss Carry Forwards	$ 2,618,602	$ 2,415,827
Capital Loss Carryforward	99,137	-
Discount on Note Receivable	117,538	123,157
Acquisition Costs	140,840	67,573
	2,976,117	2,606,557
Deferred Tax Liabilities
Bargain Purchase Gain	(1,020,000)	-
Property and Equipment	(126,083)	(119,448)
	(1,046,083)	(119,448)
	1,830,034	2,487,109
Valuation Allowance	(1,830,034)	(2,487,109)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at September 30, 2014 and December 31, 2013 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,701,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the nine month period ended September 30, 2014 approximated $888,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at September 30, 2014.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of September 30, 2014, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, advances to related parties, notes receivable, restricted cash, accounts payable, notes payable and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying value of notes payable approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs can include comparable sales values, discount rates, capitalization rates, and lease-up assumptions from a third party appraisal or other market sources.

16.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company acquired a controlling 65% interest in Dodge NH, LLC on March 15, 2013.  On this acquisition date, unrestricted cash and cash equivalents held by Dodge totaled $11,188.  The non-cash elements of this acquisition are described in more detail in Notes 1 and 3.

The Company issued 477,950 shares of common stock in exchange for membership interests in various entities during the nine months ended September 30, 2014.  The fair value assets acquired and liabilities assumed in the transactions are described in Note 4.

For the nine months ended September 30, 2014, notes payable and accrued interest totaling $153,432 were converted into 204,575 shares of common stock in connection with the private offering.

A total of 325,000 shares of Series D Preferred Stock were converted into 325,000 shares of common stock during the nine months ended September 30, 2014.

The fair value of common stock issued to an employee during the nine months ended September 30, 2014 totaled $47,348.

In July 2014, the Company issued 23,993 shares of common stock related to the cashless exercise of 47,985 warrants to purchase common stock at an exercise price of $0.50 based on the market value of the Company’s common stock at $1.00 per share.

17.     SUBSEQUENT EVENTS

Effective October 28, 2014, the Company formed a wholly-owned subsidiary, Southern Tulsa TLC, LLC, which entered into a $1.75 million note payable with a bank maturing on November 10, 2017.  The note bears interest at a rate of 4.75% per annum and is payable in 35 monthly installments of principal and interest of $11,309 with a final balloon payment of the remaining principal and interest approximating $1.6 million on November 10, 2017.  Collateral for the note includes all property and equipment of Southern Hills Skilled Nursing Facility, part of the Southern Hills Retirement Center, an assignment of its rents, and the guarantees of Christopher Brogdon and the Company.

During October 2014, the Company issued an aggregate of 818,500 shares of common stock pursuant to the exercise of outstanding Class A Warrants at $0.50 per share.

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

Overview

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).  We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we did not make that election for the 2013 fiscal year.

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

On March 1, 2014, the Tulsa County Industrial Authority issued $5.7 million of its First Mortgage Revenue Bonds and lent the net proceeds to the Company.  The Company used the proceeds to pay off the $1.5 million bridge loan, to pay certain costs of the bond issuance, to renovate the 86 independent living units and 32-bed assisted living facility, and to establish a debt service reserve fund and other initial deposits as required by the bond indenture.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities leases, a first lien on all personal property located in the facilities, and a guaranty by the Company.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The amount of $4,325,000 of the Series 2014A Bonds bear interest at a fixed rate of 7.0% and mature on March 1, 2044.  The remaining $750,000 of the Series 2014A Bonds mature on March 1, 2023 and bear interest at a fixed rate of 8.5%.  The Series 2014B Bonds mature on various dates through March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The loan agreement also contains financial covenants required to be maintained by the Company.

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

The $550,000 loan from the Company to Limestone LLC was not paid as of August 31, 2014 which constitutes an event of default.  Upon the occurrence of an event of default, the Company may declare immediately due and payable all principal and accrued interest from Limestone LLC and the interest rate increases to 15% per annum.

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

Acquisition of Edwards Reedemer Health & Rehab

Effective September 16, 2014, the Company acquired a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, which owns the real property and improvements known as the Edwards Redeemer Health & Rehab, a 106 bed skilled nursing facility located on 3.05 acres in Oklahoma City, Oklahoma.

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator that expires on March 31, 2018.  Monthly rent income is $40,000 escalating to $46,181 over the lease term.

The purchase price for the 62.5% interest in the facility was $491,487, which is subject to an aggregate of $2,254,581 in debt.  The purchase price was paid through forgiveness of an advance owed to the Company by Christopher Brogdon.

Acquisition of Sparta Nursing Home

Effective September 16, 2014, the Company acquired a 65% membership interest in Providence HR, LLC, which owns the real property and improvements known as the Providence of Sparta Nursing Home. The facility has 71 licensed beds and is located on approximately 8 acres in Sparta, Georgia.

Providence of Sparta is operated under a triple-net operating lease to a regional professional skilled nursing home operator that expires on June 30, 2016.  Monthly rent income is $19,782.

The purchase price for the 65% interest in the facility was 61,930 shares of the Company’s common stock. The facility is subject to an aggregate of $2,775,000 in debt.

Acquisition of Greene Point Health Care Center

Effective September 16, 2014, the Company acquired a 62.145% membership interest in Wash/Greene, LLC, which owns the real property and improvements known as the Greene Point Healthcare Center, located in Union Point, Georgia. The facility has 71 licensed beds and is located on approximately 9 acres.

Greene Point Healthcare Center is operated under a triple-net operating lease to a regional professional skilled nursing home operator that expires on June 30, 2016.  Monthly rent is $21,185.

The purchase price for the 62.145% interest in the facility was 70,727 shares of the Company’s common stock. The facility is subject to an aggregate of $2,875,000 in debt.

Acquisition of Interest in Golden Years Manor Nursing Home

Effective September 16, 2014, the Company acquired a 44.5% membership interest in GL Nursing, LLC, which owns the real property and improvements known as the Golden Years Manor Nursing Home located at 1010 Barnes Street in Lonoke, Arkansas. The facility has 141 licensed beds and comprises 40,737 square feet on 3.17 acres.

Golden Years Manor Nursing Home is operated under a triple-net operating lease to a regional professional skilled nursing home operator.

The purchase price for the 44.5% interest in the facility was 175,245 shares of the Company’s common stock. The facility is subject to an aggregate of $6,550,000 in debt.

Acquisition of Meadowview Healthcare Center

Effective September 30, 2014, the Company acquired the Meadowview Healthcare Center located in Seville, Ohio (“Meadowview”).  The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on five acres of land. Seville, Ohio is located approximately 25 miles west of Akron, Ohio and 40 miles south of Cleveland, Ohio in an area with attractive population growth in the 65 to 74 year age bracket. The total purchase price for Meadowview was $3.0 million, which was paid with the proceeds of the 6.5% Senior Secured Convertible Promissory Notes issued on September 26, 2014. Meadowview was acquired through High Street Nursing, LLC, a wholly-owned subsidiary of the Company formed for the sole purpose of completing the purchase.

Meadowview is a leased to an unaffiliated third party under an operating lease that expires on October 31, 2024.  Base rent under the lease was $30,000 per month through December 31, 2015 and increases approximately $1,000 per month on each lease anniversary.  The initial term of the lease can be extended for one additional term of five years if the lessee elects to exercise the renewal option and meets the requirements stated in the lease agreement.

Our 2013 Private Offering of Common Stock

We commenced a private offering of our common stock, $0.05 par value (“Common Stock”) on December 4, 2013 (the “Offering”).  The Offering consisted of up to 7.5 million shares of Common Stock being offered on a 2,250,000 share, all-or-none, minimum (“Minimum Offering”), 7,500,000 share maximum, best efforts basis (“Maximum Offering”) at a private offering price of $0.75 per share.  Subscriptions for shares in the Offering were sold either for cash or in exchange for outstanding notes owed by the Company or an affiliate of the Company (the “Notes”) or in exchange for equity in our affiliated subsidiaries.  The Company also granted the Placement Agent with an over-allotment option covering an additional 1,500,000 shares of Common Stock.

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

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Rental revenues for the three month period ended September 30, 2014 totaled $453,600 from the lease of our Eastman, Macon, and Warrenton, Georgia nursing home properties.  We recognized half month rental revenues on our nursing home properties in Oklahoma City, Oklahoma, Sparta, Georgia and Union Point, Georgia which were acquired on September 16, 2014.  We recognized no rental revenues related to our Tulsa, Oklahoma property for the three months ended September 30, 2014.  Rental revenues for our Tulsa, Oklahoma properties will be recognized once the lessee of the skilled nursing facility becomes properly licensed and after renovations have been completed for the independent living and assisted living facilities.  We expect rental revenues for the skilled nursing facility and assisted living facility located in Tulsa, Oklahoma to be recognized beginning December 1, 2014.  Rental revenues for the three months ended September 30, 2013 totaled $140,000 from the lease of our Eastman, Georgia nursing home property.

General and administrative expenses were $188,196 and $28,353 for the three month periods ended September 30, 2014 and 2013, respectively, an increase of $159,843.  This classification primarily consisted of legal, accounting and other professional fees which have increased to comply with regulatory reporting requirements during 2014.

We expense acquisition costs for properties when acquired.  Acquisition costs for the three month period ended September 30, 2014 totaled $68,725 related to our acquisition of Meadowview Healthcare Center, a skilled nursing facility located in Seville, Ohio.  We did not incur acquisition costs related to our acquisitions of the membership interest in Edwards Redeemer Property Holdings, LLC, Providence HR, LLC and Wash/Greene, LLC which were acquired from related parties.

Depreciation expense increased $128,562 from $48,584 for the three months ended September 30, 2013 to $177,146 for three months ended September 30, 2014.  The increase is due to the addition of properties to our portfolio during 2014.

Interest income of $52,250 was recognized for the three months ended September 30, 2014 from outstanding notes receivable from related parties.  There were no outstanding notes receivable from related parties during the same prior year period.

Interest expense increased $81,476 from $118,522 for the three months ended September 30, 2013 to $199,998 for the three months ended September 30, 2014.  We incurred higher interest expense due to increases in our average Notes and Bonds Payable balances outstanding during the quarter which was somewhat offset by capitalized interest costs.  For the three months ended September 30, 2014, we capitalized interest costs on construction in progress of $75,844 related to renovations at our Southern Hills Retirement Center.  We did not capitalize any interest during the three months ended September 30, 2013.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Period from March 13, 2013 (date of inception) to September 30, 2013

The Company completed a reverse acquisition with a company with an inception date of March 13, 2013; therefore data for the period from March 13, 2013 to September 30, 2013 is not comparable to amounts for the nine months ended September 30, 2014.

Rental revenues for the nine month period ended September 30, 2014 totaled $998,632 primarily from the lease of our Eastman, Georgia (nine months), Macon, Georgia (five months), Warrenton, Georgia (nine months), and Scottsburg, Indiana (one and one-half months) nursing home properties.  We recognized no rental revenues related to our Tulsa, Oklahoma property for the nine months ended September 30, 2014.  Rental revenues for our Tulsa, Oklahoma properties will be recognized once the lessee of the skilled nursing facility becomes properly licensed and after renovations have been completed for the independent living and assisted living facilities.  We expect rental revenues for the skilled nursing facility and assisted living facility located in Tulsa, Oklahoma to be recognized beginning December 1, 2014.  Rental revenues for the period from March 13, 2013 (date of inception) to September 30, 2013 totaled $303,333 from the lease of our Eastman, Georgia nursing home property.

General and administrative expenses were $580,794 and $112,337 for the nine month period ended September 30, 2014 and for the period from March 13, 2013 (date of inception) to September 30, 2013, respectively.  This classification primarily consisted of legal, accounting and other professional fees which have increased during 2014 to comply with regulatory reporting requirements.

We expense acquisition costs for properties as incurred. Acquisition costs for the nine month period ended September 30, 2014 totaled $249,180 related to our acquisitions of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma and Meadowview Healthcare Center, a skilled nursing facility located in Seville, Ohio.  We did not incur acquisition costs related to our acquisition of the membership interests in Wood Moss, LLC, GWH Investors, LLC, Goodwill Hunting, LLC, Edwards Redeemer Property Holdings, LLC, Providence HR, LLC and Wash/Greene, LLC which were acquired from related parties.

We recognized a bad debt expense of $108,182 for the period from March 13, 2013 (date of inception) to September 30, 2013 on an advance to an affiliate which was not considered collectible.

Depreciation expense totaled $345,650 and $105,264 for the nine months ended September 30, 2014 and for the period from March 13, 2013 (date of inception) to September 30, 2013, respectively.  The increase in depreciation expense is due to the addition of properties to our portfolio during 2014.  We have not recorded depreciation expense on our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

On February 7, 2014, we acquired Southern Hills Retirement Center for a purchase price of $2 million.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase of $3.0 million for the nine months ended September 30, 2014.

On January 27, 2014, we acquired a 100% membership interest in Wood Moss, LLC which owned Scottsburg Healthcare Center in Scottsburg, Indiana.  We accounted for the acquisition as a business combination under U.S. GAAP.  On March 10, 2014, Scottsburg Healthcare Center was sold for cash proceeds of $3.4 million under a purchase agreement dated October 9, 2008, as amended and assigned.  For the nine months ended September 30, 2014, we recognized a loss on the sale of property and equipment of $381,395.

Interest income of $103,580 was recognized for the nine months ended September 30, 2014 from outstanding notes receivable from related parties.

Interest expense totaled $567,774 and $269,191 for the nine months ended September 30, 2014 and for the period from March 13, 2013 (date of inception) to September 30, 2013, respectively, and primarily represents interest incurred on notes and bonds payable and amortization of deferred loan costs. Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $118,098 and $0 for the nine months ended September 30, 2014 and for the period from March 13, 2013 (date of inception) to September 30, 2013, respectively.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

At September 30, 2014, the Company had cash and cash equivalents of $571,068 on hand.  Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements are expected to be achieved from rental revenues received and existing cash on hand.  Our restricted cash approximated $1.9 million as of September 30, 2014 which is to be expended on construction activities and debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $705,476 for the nine months ended September 30, 2014 compared to cash provided by operating activities of $43,400 for the period from March 13, 2013 (date of inception) to September 30, 2013, respectively.  Cash flows used in operations was primarily impacted by lower net income, net of a $3.0 million bargain purchase gain, and payment of accounts payable and accrued expenses during the nine months ended September 30, 2014.

Cash used in investing activities was $5,769,875 for the nine month period ended September 30, 2014 compared to cash provided in investing activities of $265,968 for the period from March 13, 2013 (date of inception) to September 30, 2013.  For the nine months ended September 30, 2014, we issued notes receivable of $650,000 to related parties, paid approximately $5.8 million in our acquisition of properties and equipment in Tulsa, Oklahoma, Macon, Georgia and Seville, Ohio, and received approximately $3.4 million related to the sale of property and equipment in Scottsburg, Indiana.  Restricted cash related to funds held in escrow for a construction project increased approximately $1.1 million during the nine months ended September 30, 2014.  Bond proceeds approximating $2.7 million were deposited into a restricted escrow account for construction expenditures at our Tulsa, Oklahoma property of which approximately $1.6 million has been expended for construction activities related to the project.

Cash provided by financing activities was $5,866,227 for the nine months ended September 30, 2014 compared to cash used in financing activities of $38,812 for the period from March 13, 2013 (date of inception) through September 30, 2013.  The increase in cash flows from financing activities is primarily attributable to approximately $3.2 million in gross cash proceeds from our private placement of common stock, proceeds of approximately $7.1 million from the issuance of notes and bonds payable, and proceeds of approximately $3.2 million from the issuance of convertible notes payable offset by payments on notes payable of approximately $5.6 million.

On March 14, 2014, the Company completed its private offering of common stock.  The Company sold an aggregate of 4,776,115 shares of common stock at $0.75 per share for gross proceeds of $3,190,717 during the three months ended March 31, 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $285,501 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $2,905,216 during the nine months ended September 30, 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

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

Effective September 16, 2014, we assumed a note payable in the amount of $1.4 million in connection with our acquisition of Edwards Redeemer Health & Rehab.  The note payable bears interest at 4.25% and is payable in monthly installments of $11,342 with a final balloon payment of the remaining principal and interest approximating $1.1 million on December 20, 2017.

Effective September 16, 2014, we assumed a note payable in the amount of $880,000 in connection with our acquisition of Edwards Redeemer Health & Rehab.  The note payable bears interest at 12.0% and is payable on the first day of January and July of each year until the note is paid in full.

Effective September 16, 2014, we assumed a note payable in the amount of $1.7 million in connection with our acquisition of Providence of Sparta.  The note payable bears interest at a variable rate of prime plus 0.50% with a floor rate of 6.0% payable in twelve interest only installments ended on September 18, 2014.  Monthly payments of principal and interest in the amount of $11,114 commence on October 18, 2014 with a final balloon payment of the remaining principal and interest approximating $1.7 million on September 17, 2016.

Effective September 16, 2014, we assumed a note payable in the amount of $1,050,000 in connection with our acquisition of Providence of Sparta.  The note payable bears interest at 10.0% and is payable monthly.   Principal is due at maturity on August 1, 2015.

Effective September 16, 2014, we assumed a note payable in the amount of $1.7 million in connection with our acquisition of Greene Point Health Care Center.  The note payable bears interest at a variable rate of prime plus 0.50% with a floor rate of 6.0% payable in twelve interest only installments ending on November 6, 2014.  Monthly payments of principal and interest in the amount of $11,114 commence on December 6, 2014 with a final balloon payment of the remaining principal and interest approximating $1.7 million on September 17, 2016.

Effective September 16, 2014, we assumed a note payable in the amount of $1,150,000 in connection with our acquisition of Greene Point Health Care Center.  The note payable bears interest at 10.0% and is payable monthly.   Principal is due at maturity on October 1, 2015.

On September 26, 2014, we completed a private offering of our 6.5% Senior Secured Convertible Promissory Notes in the amount of $3.2 million.  The notes accrue interest at a rate of 6.5% per annum, payable quarterly, and mature on September 26, 2017.  The notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 under the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the notes.  As of September 30, 2014, none of the notes have been converted into common stock.  The notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of September 30, 2014, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$24,910,641	$6,196,024	$10,741,045	$2,538,572	$5,435,000
Notes and Bonds Payable – Interest	10,851,848	1,313,712	1,770,725	995,135	6,772,276
Convertible Notes Payable – Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable – Interest	629,702	211,445	418,257	-	-
Total	$39,592,191	$7,721,181	$16,130,027	$3,533,707	$12,207,276

Contractual obligations of $7,721,181 due in less than one year include balloon payments at maturity of certain notes payable.  We intend to refinance these notes payable upon maturity.

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC. The total minimum rentals under this lease total $76,086 for the period from October 1, 2014 through December 31, 2014 and $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in U.S. GAAP. As allowed by U.S. GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in U.S. GAAP is not required. For the nine months ended September 30, 2014, there were no triggering events that required a test of impairment of goodwill.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

SUBSEQUENT EVENTS

Effective October 28, 2014, the Company formed a wholly-owned subsidiary, Southern Tulsa TLC, LLC, which entered into a $1.75 million note payable with a bank maturing on November 10, 2017.  The note bears interest at a rate of 4.75% per annum and is payable in 35 monthly installments of principal and interest of $11,309 with a final balloon payment of the remaining principal and interest approximating $1.6 million on November 10, 2017.  Collateral for the note includes all property and equipment of Southern Hills Skilled Nursing Facility, part of the Southern Hills Retirement Center, an assignment of its rents, and the guarantees of Christopher Brogdon and the Company.

During October 2014, the Company issued an aggregate of 818,500 shares of common stock pursuant to the exercise of outstanding Class A Warrants at $0.50 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

(1)

Incorporated by reference from the Company’s Current Report on Form 8-K dated May 19, 2014 and filed with the Commission on May 23, 3014.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: November 17, 2014	By _/s/ Christopher Brogdon
Christopher Brogdon, President

Date: November 17, 2014	By: __/s/ Philip S. Scarborough___
Philip S. Scarborough, Chief Financial Officer