Form 10-K
period 2014-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2015-04-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________

FORM 10-K

________________________________________________________

[ X  ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

3050 Peachtree Road, Suite 355, Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $16,818,176, computed by reference to the price at which the common equity was last sold at June 30, 2014.

The number of shares outstanding of the registrant’s common stock, as of March 25, 2015 is 21,831,716.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization's growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and,
*	expectations regarding competition from other companies.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;
*	developments that make our facilities less competitive;
*	changes in our business strategies;
*	the level of demand for our facilities; and
*	regulatory changes affecting the healthcare industry and third party payor practices.

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.  BUSINESS

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).  We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not intend to make that election for the 2014 fiscal year.

We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA.

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

Our Properties

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

The terms of the acquisition of Middle Georgia were as follows:  The purchase price was $5.0 million, of which $4.2 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrues interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors LLC funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by Georgia REIT from loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrued interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF.   Effective December 3, 2014, the Company acquired from investors in Dodge Investors, LLC a 65.647% membership interest in Dodge Investors, LLC. As a result of that purchase, the Company currently has an 87.97% interest in Dodge NH, LLC and, as a result the Middle Georgia Nursing Home. The Company has also repaid the entire $1.1 million note to Dodge Investors, LLC. The 12.03% membership interest of Dodge Investors, LLC remaining outstanding will continue as a non-controlling interest until and unless those interests are acquired.

Dodge NH, LLC has an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years expiring in June 2017, with an option to renew for an additional five-year period.  The rent begins at $45,000 per month and increases by $1,000 per month on each lease anniversary, thereafter.

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

Warr LLC has assumed an operating lease (“Lease”) with a multi-unit skilled nursing home operator (“Operator”). The Operator (i) owns the facility records, residential agreements, resident trust funds and inventory, (ii) is the licensed operator of the facility, and (iii) operates the facility as a skilled nursing facility.  The operating lease provides for annual rent of $334,448 and will expire in June 2016.

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

Acquisition of Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements comprising a 100% interest in the Southern Hills Retirement Center located in Tulsa, Oklahoma (“Southern Hills”).  To complete the acquisition, the Company formed and organized Southern Tulsa, LLC, a Georgia limited liability company, a new wholly-owned subsidiary of WPF.

The Southern Hills facility is comprised of a senior living campus of three buildings totaling 104,192 square feet sitting on a 4.36 acre parcel. The Center consists of a Assisted Living facility (“ALF”), an Independent Living facility (“ILF”) and a Skilled Nursing facility (“SNF”). The Center offers 116 nursing beds, 86 independent living units, and 32 assisted living beds.

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

The SNF was refinanced with a commercial bank for $2,000,000. The SNF is under a five year lease to Healthcare Management of Oklahoma for a rent of $35,000 per month. The ALF is also now leased to Healthcare Management of Oklahoma for $20,000 per month. The ILF is presently undergoing renovation which is expected to be completed by the end of 2015. When the renovation is complete the Company plans to lease it as well.

Acquisition of Interest In Limestone Assisted Living

Effective March 5, 2014, WPF consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brogdon, President and Director of the Company, for nominal consideration ($10.00) a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”). The other 75% membership interest in Limestone LLC is owned by Connie Brogdon (5%) and unaffiliated third parties (70%). The Company also extended a loan to Limestone LLC in the principal amount of $550,000 (the “Limestone Loan”), which is repayable, together with interest at the rate of 10% per annum, on or before the earlier of (i) August 31, 2014 or (ii) from the proceeds of the sale of the Limestone Assisted Living facility.  The obligation of Limestone LLC to repay the Limestone Loan is secured by the personal Guaranty of Christopher Brogdon.  All of the proceeds of the Limestone Loan were used by Limestone LLC to repay and retire a loan in the principal amount of $500,000, plus accrued and unpaid interest, owed to an unaffiliated third party. That $500,000 loan had matured on February 1, 2013.  In February 2015, we agreed to extend the maturity date of the Limestone Loan to August 1, 2015.

Limestone LLC owns 100% of the Limestone Assisted Living facility (“Limestone”), a 42 bed, 22,189 square foot assisted living facility situated on 4.43 acres located in Gainesville, Georgia. There is senior secured bond debt in the approximate amount of $3.7 million in addition to the Limestone Loan.

On March 25, 2015, the Limestone facility was sold and the Limestone Loan, including all accrued and unpaid interest, was repaid in full.

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

Scottsburg was leased to Waters of Scottsburg, an affiliate of Infinity HealthCare Management under an operating lease that expired December 31, 2014.  Base rent under the lease was $31,000 per month through December 31, 2013 and increased to $32,000 per month beginning January 1, 2014.

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

Acquisition of Goodwill Nursing Home

Effective May 19, 2014, the Company entered into a Membership Interest Purchase Agreement pursuant to which it acquired from Christopher and Connie Brogdon (i) units representing an undivided 45% Membership Interest in Goodwill Hunting, LLC, a Georgia limited liability company, and (ii) units representing an undivided 36.7% Membership Interest in GWH Investors, LLC, a Delaware limited liability company (collectively, the “Units”). GWH Investors, LLC owns a 40% membership interest in Goodwill Hunting, LLC.  Together, the Company acquired, directly and indirectly, a 59.7% interest in Goodwill Hunting, LLC. The purchase price for the Units was $800,000.  The facility is subject to an aggregate of $5,005,000 in senior debt and $1,380,000 in non-affiliated subordinated debt.

Goodwill Hunting, LLC owns the Goodwill Nursing Home, a 172 bed skilled nursing facility located in Macon, Georgia. It is leased to Goodwill Healthcare and Rehabilitation, LLC under an operating lease that expires in 2017.   The lease currently generate gross annual rent of $734,400.

Effective December 3, 2014, the Company acquired a 90.314% membership interest in GWH Investors, LLC, which holds a 25.32% membership interest in Goodwill Hunting, LLC.  The purchase price for the 90.314% interest in GWH Investors, LLC was 164,491 shares of common stock of the Company.

As a result of these transactions, the Company now owns an 82.547% interest in Goodwill Hunting, LLC.  The investors in GWH Investors, LLC still hold subordinated debt in the net amount of $1,380,000.

Acquisition of Edwards Redeemer Health & Rehab

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, which owns the real property and improvements known as the Edwards Redeemer Health & Rehab, a 106 bed nursing home located on 3.05 acres in Oklahoma City, Oklahoma.

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which will expire in December 2017.  The lease currently generates $540,000 in gross annual rent.

The purchase price for the 62.5% interest in the facility was $491,487.48, which is subject to an aggregate of $2,381,500.00 in debt.  The purchase price was offset in its entirety as a credit against an advance receivable owed by Brogdon to the Company.

Effective December 3, 2014, the Company acquired a 100% membership interest in Redeemer Investors, LLC which owned the remaining 37.5% membership interest in Edwards Redeemer Property Holdings, LLC. The purchase price for the 100% interest in Redeemer Investors, LLC was 269,245 shares of common stock of the Company. As a result of these transactions, the Company now holds a 100% interest in Edwards Redeemer Property Holdings, LLC.

The investors in Redeemer Investors, LLC were repaid in full on January 23, 2015.

Acquisition of Golden Years Manor Nursing Home

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 44.5% membership interest in GL Nursing, LLC, which owns the real property and improvements known as the Golden Years Manor Nursing Home located at 1010 Barnes Street in Lonoke, Arkansas. The facility has 141 licensed beds and comprises 40,737 square feet on 3.17 acres.

Golden Years Manor Nursing Home is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which will expire in May 2017.  The lease currently generates $763,000 in gross annual rent.

The purchase price for the 44.5% interest in the facility was 192,767 shares of common stock in Global Healthcare REIT, Inc. The facility is subject to an aggregate of $5,000,000 in senior debt and $1,650,000 in subordinated debt.

Effective December 3, 2014, The Company acquired a 26.25% membership interest in GLN Investors, LLC, which owned a 30% interest in GL Nursing, LLC. The purchase price for the 26.25% interest in GLN Investors, LLC was 31,015 shares of common stock in Global Healthcare REIT, Inc.

As a result of these transactions, the Company now holds a 78.18% interest in GL Nursing, LLC. The investors in GLN Investors, LLC still retain approximately $1,650,000 in subordinated debt.

Acquisition of Providence of Sparta Nursing Home

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 65% membership interest in Providence HR, LLC, which owns the real property and improvements known as the Providence of Sparta Nursing Home. The facility has 71 licensed beds and is located on approximately 8 acres in Sparta, Georgia.

Providence of Sparta is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in June 2016.  The lease currently generates $237,372 in gross annual rent.

The purchase price for the 65% interest in the facility was 61,930 shares of common stock of Global Healthcare REIT, Inc. The facility is subject to an aggregate of $1,725,000 in senior debt and $1,050,000 in subordinated debt.

Effective December 3, 2014, the Company acquired a 43.4% membership interest in Providence HR Investors, LLC, which owns a 30% membership interest in Providence HR, LLC. The purchase price for the 43.4% interest in Providence HR Investors, LLC was 45,145 shares of common stock of the Company.

As a result of these transactions, the Company now holds an 83% interest in Providence HR, LLC.  The investors in Providence HR Investors, LLC still retain approximately $1,050,000 in subordinated debt.

Acquisition of Greene Point Health Care Center

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 62.145% membership interest in Wash/Greene, LLC, which owns the real property and improvements known as the Greene Point Healthcare Center, located at 1321 Washington Highway in Union Point, Georgia. The facility has 71 licensed beds and is located on approximately 9 acres.

Greene Point Healthcare Center is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in June 2016. The lease currently generates $254,220 in gross annual rent.

The purchase price for the 62.145% interest in the facility was 73,253 shares of common stock of Global Healthcare REIT, Inc. The facility is subject to an aggregate of $1,725,000 in senior debt and $1,150,000 in subordinated debt.

Effective December 3, 2014, the Company acquired 100% of the outstanding membership interests in 1321 Investors, LLC, which owns a 32.857% membership interest in Wash/Greene, LLC.  The purchase price for the 32.857% membership interest in 1321 Investors, LLC was 115,000 shares of common stock of the Company.

As a result of these transactions, the Company owns 100% of the outstanding membership interests of Wash/Greene, LLC.  The investors in 1321 Investors, LLC still retain approximately $1,150,000 in subordinated debt.

Meadowview Healthcare Center

Effective September 30, 2014, the Company purchased the Meadowview Healthcare Center located in Seville, Ohio (“Meadowview”).  The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on five acres of land. Seville, Ohio is located approximately 25 miles west of Akron, Ohio and 40 miles south of Cleveland, Ohio in an area with attractive population growth in the 65 to 74 year age bracket. The total purchase price for Meadowview was $3.0 million, which was paid in cash using the proceeds of the Note Offering described below. Meadowview was acquired through High Street Nursing, LLC, a wholly-owned subsidiary of the Company formed for the sole purpose of completing the purchase.

Meadowview is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in August 2024.  The lease currently generates $361,000 in gross annual rent.

Financings

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

On March 14, 2014, we completed the Final Closing of our Private Offering, having sold in the Offering an aggregate of 8,966,688 shares of common stock for gross consideration of $6,724,998 consisting of (i) $5,988,653 in cash, (ii) $623,793 in Notes exchanged for common stock and (iii) a 32.5% membership interest in Scottsburg Investors, LLC exchanged for 150,000 shares. We used a portion of the proceeds from the Private Offering to repay notes payable and to acquire Warrenton.

2014 Note Offering

The Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes (the “Notes”) on September 26, 2014 (the “Note Offering”). The Notes accrue interest at the rate of 6.5% per annum, payable quarterly, and mature on the third anniversary of the date of issue. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest..  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 under the Securities Act.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Our Business

Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are expected to remain just under 4.0% of GDP in 2015; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2013 through 2023, is anticipated to be 6.0%; and (iii) health spending is projected to represent 19.3% of US GDP by 2023, up from 17.2% in 2012.

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

Financing

We will strive to manage our debt-to-equity levels and maintain multiple sources of liquidity, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations will be primarily fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

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

General

We will elect to be taxed as a real estate investment trust (a “REIT”) at such time as the Board of Directors, with the consultation of our professional advisors, determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code. We cannot predict for which tax year that election will be made; however, we do not intend to make such an election for 2014.  Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements.  Once we make the election to be treated as a REIT, we intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership.  There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

EMPLOYEES

As of December 31, 2014, we had one full time employee.  The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of December 31, 2014, we owned nine assisted-living facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at 12/31/14

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	88%	3/15/2013	28,808	$ 5,000,000	$ 3,872,112

Warrenton Health and Rehabilitation	Warrenton, GA	95%	12/31/2013	26,894	$ 3,500,000	$ 2,639,469

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	$ 2,000,000	$ 6,675,389

Goodwill Nursing Home	Macon, GA	88%	5/19/2014	46,314	$7,185,000	$6,915,516

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$ 3,142,233	$ 2,241,728

Providence of Sparta Nursing Home	Sparta, GA	83%	9/16/2014	19,441	$ 2,836,930	$ 2,767,330

Providence of Greene Point Healthcare Center	Union Point, GA	100%	9/16/2014	26,948	$ 2,948,253	$2,872,423

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$ 3,000,000	$3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	78.18%	9/16/2014	40,737	$ 6,742,767	$ 6,426,907

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$ 570,000	06/30/2017

Warrenton Health and Rehabilitation	$ 334,448	06/30/2016

Southern Hills Retirement Center (1)	$ 660,000	03/31/2019

Goodwill Nursing Home	$ 734,400	12/31/2017

Edwards Redeemer Health & Rehab	$ 540,000	12/31/2017

Providence of Sparta Nursing Home	$ 237,372	6/30/2016

Providence of Green Point Healthcare Center	$ 254,220	6/30/2016

Meadowview Healthcare Center	$ 361,000	10/31/2024

Golden Years Manor Nursing Home	$ 763,000	05/31/2017

_________________________

(1)

Southern Hills Retirement Center consists of a SNF, ALF and ILF under separate lease agreements.  Lease revenues for the SNF and ALF are expected to begin February 1, 2015 and April 1, 2015, respectively.  Lease revenues for the ILF are expected to commence in January 2016 as construction activities related to the facility are completed.  On the date acquired, the ALF and ILF were vacant and in need of renovation.  The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2013 through December 31, 2014.

	High	Low
Jan – Mar 2013	$0.91	$0.75
Apr – June 2013	$1.02	$0.74
July – Sept 2013	$1.03	$0.80
Oct – Dec 2013	$1.27	$0.90

Jan – Mar 2014	$1.28	$0.75
Apr – June 2014	$1.37	$0.93
July – Sept 2014	$1.05	$0.83
Oct – Dec 2014	$1.13	$0.83

The closing price of the Company's common stock as of March 25, 2015 was $0.88, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of March 25, 2015, there were approximately 872 record owners of the Company's common stock.

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

The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion.  For the year ended December 31, 2014, the Company paid dividends on common stock of $414,613, or $0.01 per share in addition to the 8% dividends on our outstanding shares of Series D Preferred Stock.  For the year ended December 31, 2013, other than the 8% dividend payable on our outstanding shares of Series D Preferred Stock, no cash dividends were paid on common stock.  Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2014 totaled $1,853,809, compared to 443,333 for the period from March 13, 2013 (date of inception) through December 31, 2013, an increase of $1,410,476.   For the period from March 13, 2013 (date of inception) through December 31, 2013, we received rents from the lease of our Eastman, Georgia nursing home property.  We acquired additional properties at the end of 2013 and throughout 2014 thereby increasing our rental revenue.  As of December 31, 2014, we owned nine properties.  We recognized no rental revenue related to our Tulsa, Oklahoma property during 2014.  We anticipate rental revenues will be recognized during 2015 after renovations have been completed for the independent living and assisted living facilities and once the lessee of the skilled nursing facility becomes properly licensed.

General and administrative expenses were $809,356 for the year ended December 31, 2014 compared to $330,747 for the period from March 13, 2013 (date of inception) through December 31, 2013, an increase of $478,609.  This classification primarily includes legal, accounting, and other professional fees incurred in complying with regulatory reporting requirements.

We expense acquisition costs for operating properties as incurred.  Acquisition costs incurred for the year ended December 31, 2014 totaled $250,909 compared to $173,743 for the period from March 13, 2013 (date of inception) through December 31, 2013.  Acquisition costs during 2014 related to our acquisitions of Southern Hills Retirement Center and Meadowview Healthcare Center.  We did not incur acquisition costs in 2014 related to other acquisitions which were acquired from related parties.  Acquisition costs incurred during the 2013 period related to the acquisition of Warrenton Health and Rehabilitation.

We recognized bad debt expense of $440,219 for the year ended December 31, 2014 and $108,182 for the period from March 13, 2013 (date of inception) through December 31, 2013 on advances to affiliates which were not considered collectible.

Depreciation expense totaled $624,311 for the year ended December 31, 2014 compared to $153,847 for the period from March 13, 2013 (date of inception) through December 31, 2013, an increase of $470,464.  The increase in depreciation expense is due to the addition of properties to our portfolio during 2014.  We have not recorded depreciation expense on our independent living and assisted living facilities located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

On February 7, 2014, we acquired Southern Hills Retirement Center for a purchase price of $2 million.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase of $3.0 million for the year ended December 31, 2014.

On January 27, 2014, we acquired a 100% membership interest in Wood Moss, LLC which owned Scottsburg Healthcare Center in Scottsburg, Indiana.  We accounted for the acquisition as a business combination under U.S. GAAP.  On March 10, 2014, Scottsburg Healthcare Center was sold for cash proceeds of $3.4 million under a purchase agreement dated October 9, 2008, as amended and assigned.  For the year ended December 31, 2014, we recognized a loss on the sale of property and equipment of $381,395.

Interest income of $91,373 was recognized for the year ended December 31, 2014 from outstanding notes receivable from related parties.

Interest expense totaled $968,613 for the year ended December 31, 2014 compared to $423,302 for period from March 13, 2013 (date of inception) to December 31, 2013, an increase of $545,311.  The increase in interest expense is attributable to the increase in debt outstanding during 2014 compared to the 2013 period.  Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $188,589 and $0 for the year ended December 31, 2014 and for the period from March 13, 2013 (date of inception) to December 31, 2013, respectively.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report.  These policies require application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Actual results could differ as a result of such judgment and assumptions.

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property.  Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred.  Initial valuations are subject to change during the measurement period, but the period ends as soon as the information is available.  The measurement period shall not exceed one year from the date of acquisition.

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

Goodwill

Goodwill represents the excess of purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in U.S. GAAP. As allowed by U.S. GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in U.S. GAAP is not required.

Note Receivable

The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreements. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value, as determined by the present value of expected future cash flows discounted at the note’s effective interest rate.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2014, the Company had cash and cash equivalents of $533,597 on hand.  Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements are expected to be satisfied from rental revenues received and existing cash on hand.  Our restricted cash totaled $904,157 as of December 31, 2014 which is to be expended on construction activities and debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $626,783 for the year ended December 31, 2014 compared to cash used in operating activities of $212,809 for the period from March 13, 2013 (date of inception) to December 31, 2013.  Cash flows used in operations was primarily impacted by higher interest costs, lower net income, net of a $3.0 million bargain purchase gain, and payment of accounts payable and accrued expenses during the year ended December 31, 2014.

Cash used in investing activities was $7,148,128 for the year ended December 31, 2014 compared to cash used in investing activities of $3,238,587 for the period from March 13, 2013 (date of inception) to December 31, 2013.  For the year ended December 31, 2014, we issued notes receivable of $650,000 to related parties, paid approximately $5.7 million in our acquisition of properties and equipment in Tulsa, Oklahoma, Macon, Georgia and Seville, Ohio, and received approximately $3.4 million related to the sale of property and equipment in Scottsburg, Indiana.  Bond proceeds approximating $2.7 million were deposited into a restricted escrow account for construction expenditures at our Tulsa, Oklahoma property of which approximately $2.7 million has been expended for construction activities related to the project.

Cash provided by financing activities was $7,128,311 for the year ended December 31, 2014 compared to cash provided by financing activities of $4,631,588 for the period from March 13, 2013 (date of inception) through December 31, 2013.  The increase in cash flows from financing activities is primarily attributable to approximately $3.2 million in gross cash proceeds from our private placement of convertible notes, proceeds of approximately $11.4 million from the issuance of debt in connection with acquisitions, offset by payments on notes payable of approximately $5.8 million.

On December 4, 2013, we commenced a private offering of 7.5 million shares of our common stock at an offering price of $0.75 per share. Subscriptions for shares in the offering were sold either for cash, or in exchange for outstanding notes owed by the Company, or in exchange for equity interests in the Company’s controlled subsidiaries or affiliates. On March 14, 2014, we completed the Final Closing of our Private Offering, having sold in the Offering an aggregate of 8,966,688 shares of common stock for gross consideration of $6,724,998 consisting of (i) $5,969,618 in cash, (ii) $623,793 in Notes exchanged for common stock and (iii) a 32.5% membership interest in Scottsburg Investors, LLC exchanged for 150,000 shares. We used a portion of the proceeds from the Private Offering to repay notes payable and to acquire Warrenton.

As of December 31, 2014 and 2013, our debt balances consisted of the following:

	2014	2013

Convertible Notes Payable	$ 3,200,000	$ 63,258
Fixed-Rate Mortgage Loans	13,660,830	6,856,998
Variable-Rate Mortgage Loans	8,216,660	-
Bonds Payable, net of discount	5,623,384	-
Other Debt	6,910,000	412,500

	$ 37,610,874	$ 7,332,756

The increase in debt at December 31, 2014 is primarily due to $24.8 million in assumed debt from acquisitions completed during 2014, and $3.2 million of convertible notes and $5.7 million of bonds issued during 2014.  The weighted average interest rate and term of our fixed rate debt are 7.3% and 6 years, respectively, as of December 31, 2014.  The weighted average interest rate and term of our variable rate debt are 5.9% and 13.9 years, respectively, as of December 31, 2014.

We have $9.9 million of debt maturing during the year ending December 31, 2015.  While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations.  We expect to refinance $8.6 in mortgage loans maturing in 2015 as the associated properties meet loan to value requirements currently being employed in commercial lending markets.  On January 23, 2015, the Company paid off a note payable in the amount of $880,000 related to the Edwards Redeemer Health & Rehab facility.  See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants.  As of December 31, 2014, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, which the Company owns a 26.25% membership interest.

The Company receives the services of consultants and affiliates for which they are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of December 31, 2014, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$34,487,490	$9,873,824	$12,219,329	$2,771,586	$9,622,751
Notes and Bonds Payable - Interest	15,323,461	2,265,778	2,390,600	1,466,541	9,200,542
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	572,320	208,889	363,431	-	-
Total Contractual Obligations	$55,583,271	$12,348,491	$18,173,360	$4,238,127	$18,823,293

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with revenues generated from operations, are in excess of operating expenses and debt service requirements.  Debt maturities are expected to be refinanced at reasonable terms upon maturity.  The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties.  Except for renovations at our Southern Hills Retirement Center, there are no capital improvement and recurring capital expenditure commitments at the properties.

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

Subsequent Events

Effective January 2, 2015, the Company issued to each of its five directors a restricted stock award of 33,333 shares or, an aggregate of 166,665 shares of common stock valued at $0.90 per share in consideration of services provided.

Effective December 16, 2014, the Company entered into four purchase and sale agreements (each a “PSA”) pursuant to which it had the right to acquire four additional skilled nursing facilities, all located in the State of Texas.  The consummation of each PSA was subject to numerous conditions customary to transactions of this nature, including the completion of satisfactory due diligence by the Company.  Effective January 28, 2015, the Company exercised its right under the each of the PSA’s and delivered its Notice of Termination for each of the four Texas facilities.

On January 23, 2015, the Company paid off a note payable in the amount of $880,000 related to the Edwards Redeemer Health & Rehab facility.

In March 2015, the Board of Directors appointed Ryan Scates to the office of Executive Vice President.   In consideration of his services, Mr. Scates will receive $10,000 per quarter, payable in arrears in restricted shares of common stock.

On March 18, 2015, the Company declared a cash dividend in the amount of $0.01 per share of common stock outstanding on April 10, 2015, the Record Date.  The dividend is scheduled to be paid on or before April 30, 2015.

Effective March 25, 2015, the Limestone facility was sold and the Limestone Loan, including all accrued and unpaid interest, was repaid in full.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2014. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•

Lack of a formal review process that includes multiple levels of review.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many new ventures. We may not be able to fully remediate the material weakness until we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Christopher Brogdon	66	CEO, President & Director	2013
Steven Bathgate	60	Director	2013
John Sheehan, Jr.	57	Director	2013
Clifford L. Neuman	66	Director	2014
Andrew L. Sink	47	Director	2015
Ryan Scates	27	Secretary, Executive Vice-President	2013
Philip Scarborough	69	CFO	2013

Christopher Brogdon is currently Vice Chairman of AdCare Healthcare Systems, Inc. (NYSE MKT: ADK).  He has been in the assisted living, nursing home and retirement community business for more than 25 years.  Mr. Brogdon co-founded Winter Haven Homes, Inc. in 1987.  Winter Haven Homes, Inc. developed, owned and operated assisted living and nursing homes primarily in the Southeastern United States.  Winter Haven is primarily involved with owning and leasing the operations to third parties today.  From 1991 through June of 1998, Mr. Brogdon served as the Chairman of the Board of Retirement Care Associates (RCA), a NYSE listed company that operated more than 120 assisted living and nursing home facilities. From 1994 through June of 1998, Mr. Brogdon was also Chairman of Contour Medical (Contour), a NASDAQ listed company that was in the medical supply business. In 1998 and 1999, Mr. Brogdon was also Chairman of NewCare Health Corporation, a NASDAQ listed company in the assisted living and nursing home business.  Mr. Brogdon co-founded J. Christopher’s in 1996, a restaurant specializing in breakfast, lunch and brunch.  Today there are twenty one stores in operation and two under development.  Since 1999, Mr. Brogdon has been an owner and the manager of Brogdon Family, L.L.C., which owns nursing homes, assisted living facilities, restaurants and commercial real estate. Mr. Brogdon is a founding board member of the Georgia Coastal Alzheimer’s Association which serves thirteen South Georgia counties.  Mr. Brogdon is also on the advisory board of SCAD Atlanta (Savannah School of Art & Design).

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

Clifford L. Neuman has been engaged as a principal in his own law firms for over 40 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings.  Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the Managing Partner of Gemini Gaming, LLC, which owns and operates a gaming casino in Blackhawk, Colorado.  He currently serves as Chairman of the Board of Medicine Horse Program, a non-profit equine assisted psychotherapy facility in Boulder, a Director and CEO of Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

Andrew L. Sink is currently the Managing Director of the Investment Advisory division and Principal for Colliers International | Alabama. His team provides investment property advisory, investment property brokerage, investment fund structuring and real estate investment management to high net worth families and individuals.  His team also provides advisory services to privately held operating companies seeking to enhance enterprise value via various real estate strategies including sale leaseback and private fund structuring. Mr. Sink has more than 20 years’ experience in the real estate industry with a broad range of expertise in real estate brokerage and investments. Prior to his role at Colliers International, Mr. Sink was Managing Director of Founders Investment Properties (FIP) which spun out of Founders Investment Banking in December 2011. Prior to the formation of FIP, Mr. Sink was a partner at Founders Investment Banking, LLC where he served as Managing Director of the firm’s real estate advisory practice from 2004-2011. During this same time period he and his partners formed Foundation Fund Management Company (FFMC).  FFMC has created multiple niche private equity funds, which included Foundation Sale Leaseback Fund, Foundation Cypress Development Fund, Foundation Retail Development Fund, Foundation Residential Acquisition Fund and Foundation New Media Fund. Prior to joining Founders, he was a partner in the commercial real estate firm Eason, Graham & Sandner, Inc. (EGS) from 1993-2004 and was responsible for the Industrial Services Division. Mr. Sink earned a Bachelor of Science degree in finance with a concentration in real estate from The University of Alabama, graduating in 1990.  He holds a state of Alabama real estate broker’s license.

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

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2014, meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  There were four meetings of the Board during 2014. All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.

During fiscal 2014, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”) pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

1.

The grant to each Director shall consist of restricted shares of common stock of the Company having a Market Value equal to $30,000.  For the purposes of the Plan, “Market Value” shall mean the closing price of the Company’s common stock on its principal trading market on the first trading day of the calendar year for which the grant is made.

2.

All shares granted to Directors under the Plan shall be fully vested on the date of grant.

3.

Should the Company determine that it is obligated to withhold payroll taxes from the Award, the undersigned Director will consent to the Company reducing the Award to the extent necessary to satisfy such obligation. Should the Company not withhold payroll taxes, each Director receiving a grant under the Plan shall be responsible for any and all federal, state or local taxes assessed as a result of such grant and shall indemnify, defend and hold harmless the Company for any liability therefore.

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of common stock issued to each Director on that date.

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. John Sheehan, Mr. Steven Bathgate, Mr. Clifford Neuman and Mr. Andrew Sink would be considered “independent” under the NASDAQ rule.

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

The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	recommends to the board of directors the independent registered public accounting firm to audit our consolidated financial statements.

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

The compensation advisory committee did not meet during fiscal 2014.  The compensation advisory committee will, when appointed:

-

recommend to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administer our compensation plans for the same executives;

-	determine equity compensation for all employees;

-	review and approve the cash compensation and bonus objectives for the executive officers; and

-	review various matters relating to employee compensation and benefits.

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the upcoming year. The process of determining director nominees has been addressed by the board as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Brogdon, President, at the Company's principal executive offices located in Atlanta, Georgia and provide to Mr. Brogdon, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2015.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten-percent holders except for Mr. Brogdon, who failed to file six reports covering six transactions in a timely fashion, Mr. Bathgate who failed to file three reports covering three transactions in a timely fashion, Mr. Scates who failed to file two reports covering two transactions in a timely fashion, Mr. Sheehan who failed to file four reports covering four transactions in a timely fashion and Mr. Scarborough who failed to file six reports covering six transactions in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Components of Compensation. For the year ended December 31, 2014, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  The CEO does not receive a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Brogdon	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

There were no fees or other compensation paid to outside directors of the Company during 2014.

Directors were reimbursed their expenses incurred in attending meetings.  During 2014, the Board adopted the Director Compensation Plan, as described above, but there were no grants under the Plan during 2014.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the "Incentive Plan").  An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of December 31, 2014, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

Equity Awards at Year End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any named executive officer outstanding as of the end of the most recently completed fiscal year.

Stock Based Compensation

In March 2015, the Board of Directors appointed Ryan Scates to the office of Executive Vice President.   In consideration of his services, Mr. Scates will receive $10,000 per quarter, payable in arrears in restricted shares of common stock valued at the closing price of the common stock on the last day of each quarter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2015 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)(8)

Common Stock	Christopher & Connie Brogdon(2)	1,168,751	5.32%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, GA 30305

	Clifford L. Neuman (3) 1507 Pine Street Boulder, CO 80302	785,606	3.60%

	John Joseph Sheehan, Jr.(4)	191,004	0.87%
	Two Buckhead Plaza 3050 Peachtree Rd., Suite 355 Atlanta, GA 30305

	Steven M. Bathgate (5)	1,214,558	5.46%
	5250 S. Roslyn # 400
	Greenwood Village, CO 80111

	Andrew L. Sink	43,262	0.2%
	420 North 20th. St.
	Birmingham, AL 35203

	Philip S. Scarborough (6)	171,436	0.79%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	Ryan Scates (7)	66,201	0.08%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	Park City Capital Offshore Master, Ltd. (8)	1,333,334	6.11%
	20 Crescent Coast, Suite 1575
	Dallas, TX 75201

	All Officers and Directors as a Group (7 Persons)	3,640,818	16.68%

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

(3)

Includes 735,606 shares owned individually; and 50,000 shares owned of record by Ratna Foundation, of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(4)	Includes warrants exercisable to purchase 25,000 shares at $0.50 per share and warrants exercisable to purchase an additional 50,000 shares at $0.75 per share.

(5)

Includes 748,154 shares owned by Steven M. Bathgate IRA; 40,000 shares owned by Mr. Bathgate’s spouse; and, 25,000 shares owned by Viva Co, LLC of which Mr. Bathgate’s spouse is a 50% owner and as to which Mr. Bathgate disclaims beneficial ownership.  Also includes warrants exercisable to purchase 80,000 shares at $0.50 per share and warrants exercisable to purchase an additional 287,404 shares at $0.75 per share.  Also includes warrants exercisable to purchase 34,000 warrants at $0.75 per share owned of record by GVC Partners, LLC, of which Mr. Bathgate is a Managing Member, but as to which Mr. Bathgate disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(6)	Includes 35,300 shares owned by Phillip Scarborough IRA.

(7)	Includes 2,867 shares of common stock owned by Mr. Scates’ spouse, as to which Mr. Scates disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(8)	Park City Capital, LLC is the investment advisor to Park City Capital Offshore Master, Ltd. Michael J. Fox is the managing member of Park City Capital, LLC.

(9)	Based on 21,831,716 shares issued and outstanding on March 25, 2015.

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

The Company has an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000 which it acquired from Georgia REIT in connection with its acquisition of Dodge.  This amount has been netted in the consolidation against an advance owed back to Mr. Brogdon by Dodge totaling $50,000.  Additionally, Christopher Brogdon committed to advance funds totaling $100 to WPF used to purchase the 65% interest in Dodge on March 15, 2013.  In addition to the stockholder advance above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of December 31, 2014, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $353,211.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Christopher Brogdon is the managing member of GWH Investors, LLC, Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, GLN Investors, LLC and Dodge Investors, LLC.  As described elsewhere in this Report and the Notes to Consolidated Financial Statements, the Company has or had notes payable to these entities.

The Company determined that certain advances by the Company to affiliates were no longer collectible based on their ability to repay.  Accordingly, the Company has recorded bad debt expense in the Consolidated Statements of Operations of $440,219 for the year ended December 31, 2014 and $108,182 for the period from March 13, 2013 (date of inception) through December 31, 2013.

The Company has also determined that an advance receivable from Gemini Gaming, LLC in the amount of $350,000 is no longer collectible and has, as a result, recorded a bad debt expense on the Consolidated Statement of Operations during the period from March 13, 2013 (date of inception) through December 31, 2013. Clifford Neuman, director of the Company, is the managing partner of Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the offering in the aggregate amount of $415,627, a non-accountable expense allowance in the aggregate amount of $134,392 and expense reimbursement in the aggregate amount of $17,088. Steven Bathgate, a director, is the senior managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering. Mr. Bathgate’s share of those warrants are set forth in this Report in the section heading Security Ownership of Management and Principal Shareholders.

Conflicts of Interest

The Company has acquired the following interests in properties either directly from Mr. Brogdon or entities controlled or under the common control of Mr. Brogdon:

Property

Percentage

Consideration

Middle Georgia

65%

nominal

Warrenton

95%

nominal

Limestone

25%

nominal

Scottsburg

67.5%

nominal

Goodwill

59.7%

$800,000

Edwards Redeemer

62.5%

$491,488

Golden Years

44.5%

192,767 shares

Sparta

65%

61,930 shares

Greene Point

62.145%

73,253 shares

The Company may in the future acquire properties from entities either controlled by Mr. Brogdon or in which he has a direct or indirect financial interest. In each instance where we have or will acquire a property which is controlled by or in which Mr. Brogdon has an interest, he is required to disclose the terms of those interests to the Board of Directors as a “Conflicting Interest Transaction” within the meaning of Utah Revised Statutes  §§16-10a-850 through 853.  Mr. Brogdon also abstains from any participation in the approval of the terms of a Conflicting Interest Transaction, which must be approved by a majority of “Qualified Directors”, as defined in the provisions of the Utah Revised Statutes cited above, who have no direct or indirect financial interest in the property involved.  These procedures will be followed in every Conflicting Interest Transaction, regardless of the related party having the conflict.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to Global Casinos by Schumacher & Associates, Inc., its previous independent registered public accounting firm, since their dismissal in 2013:

	2014	2013
Audit Fees	$ -0-	$ 59,700
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$ -0-	$ 59,700

The following table details the aggregate fees billed to the Company by Frazier & Deeter (“FD”), its current registered independent public accounting firm, since their appointment in 2013:

	2014	2013
Audit Fees	$ 88,352	$ 84,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$ 88,352	$ 84,000

The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and the review of the quarterly interim consolidated financial statements.

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

The following financial statement schedule is included herein at page F-38 of this report:

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

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement

(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie

(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie

*	21.0	Subsidiaries of the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as filed with the Commission on January 30, 2014.

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.

*

Filed herewith

**

furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of Global Healthcare REIT, Inc. as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations of Global Healthcare REIT, Inc. for the Year Ended December 31, 2014 and for the Period from March 13, 2013 (date of inception) through December 31, 2013	F-5

Consolidated Statements of Changes in Equity of Global Healthcare REIT, Inc. for the Year Ended December 31, 2014 and for the Period from March 13, 2013 (date of inception) through December 31, 2013	F-6

Consolidated Statements of Cash Flows of Global Healthcare REIT, Inc. for the Year Ended December 31, 2014 and for the Period from March 13, 2013 (date of inception) through December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

Schedule III – Real Estate and Accumulated Depreciation	F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2014 and for the period from March 13, 2013 (date of inception) through December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from March 13, 2013 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

April 15, 2015

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Property and Equipment, net	$ 40,259,357	$ 8,088,600
Cash and Cash Equivalents	533,597	1,180,192
Advances to Related Parties	353,211	485,300
Restricted Cash	904,157	307,638
Notes Receivable - Related Parties, net of discount	1,186,822	600,148
Prepaid Expenses, Deferred Loan Costs, and Other	1,490,634	139,673
Goodwill	1,750,454	1,750,454
Total Assets	$ 46,478,232	$ 12,552,005
LIABILITIES AND EQUITY
Liabilities
Debt, net	$ 37,610,874	$ 7,332,756
Accounts Payable and Accrued Liabilities	268,942	295,432
Advances from Related Parties	-	7,345
Lease Security Deposit	176,667	25,000
Total Liabilities	38,056,483	7,660,533
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding at December 31, 2014 and 2013	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 and 700,000 Shares Issued and December 31, 2013, respectively	375,000	700,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 21,640,051 and 14,556,115 Shares Issued and Outstanding at December 31, 014 and December 31, 2013, respectively	1,082,003	727,807
Common Stock Subscribed but Not Issued	-	106,500
Additional Paid-In Capital	8,540,520	3,768,764
Retained Earnings (Accumulated Deficit)	212,573	(687,057)
Total Global Healthcare REIT, Inc. Stockholders' Equity	10,611,096	5,017,014
Noncontrolling Interests	(2,189,347)	(125,542)
Total Equity	8,421,749	4,891,472
Total Liabilities and Equity	$ 46,748,232	$ 12,552,005

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	March 13, 2013 (date of inception) through December 31, 2013
Revenue
Rental Revenue	$ 1,853,809	$ 443,333
Expenses
General and Administrative	809,356	330,747
Acquisition Costs	250,909	173,743
Bad Debt	440,219	108,182
Loss on Sale of Property and Equipment	381,395	-
Depreciation	624,311	153,847
Total Expenses	2,506,190	766,519
Loss from Operations	(652,381)	(323,186)
Other (Income) Expense
Bargain Purchase Gain	(3,000,000)	-
Interest Income	(91,373)	-
Interest Expense	968,613	423,302
Total Other (Income) Expense	(2,122,760)	423,302
Equity in Loss from Unconsolidated Partnership	(23,292)	-
Net Income (Loss)	1,447,087	(746,488)
Net (Income) Loss Attributable to Noncontrolling Interests	(89,940)	102,403
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	1,357,147	(644,085)
Series D Preferred Dividends	(42,904)	(60,089)
Net Income (Loss) Attributable to Common Stockholders	$ 1,314,243	$ (704,174)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$ 0.07	$ (0.09)
Diluted	$ 0.06	$ (0.09)
Weighted Average Common Shares Outstanding:
Basic	19,456,590	8,240,492
Diluted	22,002,036	8,240,492

See accompanying notes to these consolidated financial statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Common Stock Subscribed but Not Issued	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, March 13, 2013 (Date of Inception)	-		-		-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Acquisition of Controlling Interest in Dodge NH, LLC	-	-	-	-	-	-	-	-	-	(42,972)	(42,972)	(23,139)	(66,111)
Issuance of Common Stock for Subscriptions Receivable	-	-	-	-	1,000	100	(100)	-	-	-	100	-	100
Effect of Reverse Acquisition	200,500	401,000	700,000	700,000	10,364,553	518,179	100	1,168,417	-	-	2,787,596	-	2,787,596
Common Stock Sold in Private Placement, Net of Offering Costs	-	-	-	-	3,563,411	178,171	-	2,221,379	106,500	-	2,506,050	-	2,506,050
Conversion of Notes Payable and Accrued Interest into Common Stock in Private Placement	-	-	-	-	627,151	31,357	-	439,057	-	-	470,414	-	470,414
Series D Preferred Dividends	-	-	-	-	-	-	-	(60,089)	-	-	(60,089)	-	(60,089)

Net Loss	-	-	-	-	-	-	-	-	-	(644,085)	(644,085)	(102,403)	(746,488)
Balance, December 31, 2013	200,500	$ 401,000	700,000	$ 700,000	14,556,115	$ 727,807	$ -	$ 3,768,764	$ 106,500	$ (687,057)	$ 5,017,014	$ (125,542)	$ 4,891,472

See accompanying notes to these consolidated financial statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Continued)

	Series A Preferred Stock		Series D Preferred Stock			Common Stock
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Common Stock Subscribed but Not Issued	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	200,500	$ 401,000	700,000	$ 700,000		14,556,115	$ 727,807	$ -	$ 3,768,764	$ 106,500	$ (687,057)	$ 5,017,014	$ (125,542)	$ 4,891,472
Common Stock Sold in Private Placement, Net of Offering Costs of $285,501	-	-	-	-		4,421,540	221,077	-	2,790,639	(106,500)	-	2,905,216	-	2,905,216
Exchange of Common Stock for Membership Interests	-	-	-	-		508,965	25,448	-	446,017	-	-	471,465	-	471,465
Conversion of Notes Payable and Accrued Interest into Common Stock in Private Placement	-	-	-	-		204,575	10,229	-	143,204	-	-	153,433	-	153,433
Conversion of Series D Preferred Stock to Common Stock	-	-	(325,000)	(325,000)		325,000	16,250	-	308,750	-	-	-	-	-
Acquisition of Noncontrolling Interests	-	-	-	-		-	-	-	-	-	-	-	984,355	984,355
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-		636,070	31,803	-	547,355	-	-	579,158	(579,158)	-
Exercise of Common Stock Warrants	-	-	-	-	8	879,270	43,963	-	397,949	-	-	441,912	-	441,912
Common Stock Warrants Issued to Convertible Debt Placement Agent	-	-	-	-		-	-	-	56,065	-	-	56,065	-	56,065
Cashless Exercise of Common Stock	-	-	-	-		23,993	1,200	-	(1,200)	-	-	-	-	-
Common Stock Issued for Compensation	-	-	-	-		44,668	2,233	-	45,115	-	-	47,348	-	47,348
Series D Preferred Dividends	-	-	-	-		-	-	-	-	-	(42,904)	(42,904)	-	(42,904)
Common Stock Dividends	-	-	-	-		-	-	-	-	-	(414,613)	(414,613)	-	(414,613)
Distributions to Noncontrolling Interests	-	-	-	-		-	-	-	-	-	-	-	(339,087)	(339,087)

See accompanying notes to these consolidated financial statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Continued)

	Series A Preferred Stock	Series D Preferred Stock	Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Additional Paid-In Capital	Common Stock Subscribed but Not Issued	Accumulated Deficit	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Distributions of Common Stock to Noncontrolling Interests	-	-	-	-	39,855	1,993	-	37,862	-	-	39,855	(39,855)	-
Distribution of Note Receivable to Noncontrolling Interest	-	-	-	-	-	-	-	-	-	-	-	(2,180,000)	(2,180,000)
Net Income	-	-	-	-	-	-	-	-	-	1,357,147	1,357,147	89,940	1,447,087
Balance, December 31, 2014	200,500	$ 401,000	375,000	$ 375,000	21,640,051	$ 1,082,003	$ -	$ 8,540,520	$ -	$ 212,573	$ 10,611,096	$ (2,189,347)	$ 8,421,749

See accompanying notes to these consolidated financial statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Period from March 13, 2013 (Date of Inception) through December 31, 2013
Cash Flows from Operating Activities
Net Income (Loss)	$ 1,447,087	$ (746,488)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	624,311	153,847
Amortization and Accretion	28,645	48,384
Increase in Straight Line Rent Receivable	(102,037)	(13,000)
Bad Debt Expense	440,219	108,182
Bargain Purchase Gain	(3,000,000)	-
Loss on Sale of Property and Equipment	381,395	-
Stock Based Compensation	47,348	-
Equity in Loss from Unconsolidated Partnership	23,292	-
Changes in Operating Assets and Liabilities, net of assets and liabilities acquired:
Accounts Payable and Accrued Liabilities	(473,572)	258,766
Lease Security Deposit	(28,000)	-
Other	(15,471)	(22,500)
Net Cash Used in Operating Activities	(626,783)	(212,809)
Cash Flows from Investing Activities
Issuance of Notes Receivable - Related Parties	(650,000)	-
Collections on Notes Receivable – Related Parties	31,724	-
Net Advances from/to Related Parties	(812,074)	(4,555)
Change In Restricted Cash	(205,710)	-
Deposit for Business Acquisition	(500,000)	-
Acquisition of Dodge NH, LLC – Controlling Interest, net of Cash Acquired in Reverse Acquisition	-	265,968
Acquisitions of Property and Equipment, net of cash acquired	(5,709,776)	(3,500,000)
Capital Expenditures for Property and Equipment	(2,716,287)	-
Proceeds from Sale of Property and Equipment	3,414,000	-
Net Cash Used in Investing Activities	(7,148,123)	(3,238,587)
Cash Flows from Financing Activities
Proceeds from Issuance of Debt	11,379,175	2,720,000
Payments on Debt	(5,764,703)	(441,714)
Change in Restricted Cash	(345,901)	(107,638)
Deferred Loan Costs Paid	(690,784)	(30,799)
Proceeds from Common Stock Offering	3,190,717	2,778,901
Offering Costs Paid	(285,501)	(272,851)
Exercise of Common Stock Warrants	441,912	-
Dividends Paid on Preferred Stock	(42,904)	(14,311)
Dividends Paid on Common Stock	(414,613)	-
Distributions to Noncontrolling Interests	(339,087)	-
Net Cash Provided by Financing Activities	7,128,311	4,631,588
Net Increase (Decrease) in Cash and Cash Equivalents	(646,595)	1,180,192
Cash and Cash Equivalents, Beginning of Period	1,180,192	-
Cash and Cash Equivalents, End of Period	$ 533,597	$ 1,180,192
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest, net of capitalized interest of $188,589 and $0, respectively	$ 784,869	$ 367,513

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

The Company intends to make a REIT election under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors at such time as the Board determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code.

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

WPF acquired a 65% controlling interest in Dodge NH, LLC (Dodge) on March 15, 2013, from Georgia Healthcare REIT, Inc. (Ga. REIT). Ga. REIT is related to WPF through common ownership and control.  Dodge was formed for the purpose of acquiring Middle Georgia Nursing Home, a 100 bed nursing home located in Eastman, Georgia.  The nursing home acquisition was completed by Dodge effective July 1, 2012.  From inception, Dodge has leased the facility to an unrelated third party nursing home operator described more fully in Note 12.  The remaining 35% of Dodge was owned by Dodge Investors, LLC (Dodge Investors).  Dodge Investors loaned funds totaling $1,100,000 to Dodge that were used in conjunction with a loan from Colony Bank (Note 8) to acquire the facility on July 1, 2012.  Dodge Investors represents a portion of the noncontrolling interests presented in these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31, 2014 and 2013:

	2014	2013

Funds held in escrow related to construction projects	$ 205,710	$ -
Funds held in escrow related to private placement of common stock	-	106,500
Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	698,447	201,138

	$ 904,157	$ 307,638

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at December 31, 2014 and 2013 were $968,117 and $908,281, respectively. The Company believes the financial institutions it uses are credit worthy and stable.  The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred.

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

Advances Due To and From Related Parties

The Company will periodically advance cash to and receive cash from various related parties as a part of the normal course of business.  We will not make any advances to related parties that would violate the provisions of the Sarbanes-Oxley Act. The Company plans to monitor these non-interest bearing advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances or writes off the account directly, when factors are present that indicate the related party may not be able to repay the advance.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method.  Amortization expense for the year ended December 31, 2014 and for the period from March 13, 2013 (date of inception) through December 31, 2013, totaled $47,455 and $33,710, respectively.  Accumulated amortization totaled $111,329 and $63,874 as of December 31, 2014 and December 31, 2013, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the year ended December 31, 2014.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the consolidated balance sheets and totaled $136,037 and $30,000 as of December 31, 2014 and December 31, 2013, respectively.  Adjustments to reflect rental income on a straight-line basis totaled $102,037 for year ended December 31, 2014 and $13,000 for the period from March 13, 2013 (date of inception) through December 31, 2013.

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

The following table details the calculation of the weighted average number of common shares and dilutive potential common stock used in diluted earnings per share as of December 31:

	2014	2013

Weighted Average Number of Common Shares Used in Basic Earnings Per Share	19,456,590	8,240,492

Effect of Dilutive Securities:
Common Stock Warrants	2,188,303	-
Convertible Preferred Stock	357,143	-

Weighted Average Number of Common Shares and Dilutive Potential Common Stock Used in Diluted Earnings Per Share	22,002,036	8,240,492

Potentially dilutive shares of 176,788 for the year ended December 31, 2014 and 3,714,250 for the period from March 13, 2013 (date of inception) through December 31, 2013 were not included in the calculations of diluted earnings per share, as their inclusion would have been anti-dilutive due to the loss recorded for the periods or due to their strike price, and represent stock purchase warrants or shares issuable upon conversion of preferred stock.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 as of January 1, 2014 on a prospective basis for transactions occurring after the adoption date.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

Cash	$ 254,880
Advance Receivable	0
Note Receivable	1,100,148
Accrued Interest Receivable	18,750
Notes Payable	(240,752)
Accounts Payable and Accrued Liabilities	(41,562)
Fair Value of Net Assets Acquired	1,091,464
Goodwill	1,650,454
Consideration	$ 2,741,918

3.  ACQUISITION OF A CONTROLLING INTEREST IN DODGE NH, LLC

The Dodge acquisition was recorded by WPF by measuring the recognized assets and liabilities of Dodge at their carrying amount in the accounts of Ga. REIT at the date of acquisition. Ga. REIT is a private corporation solely owned by Christopher Brogdon.

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

The carrying amount of the assets and liabilities of Dodge on the date of acquisition were as follows in this condensed presentation:

Cash and Cash Equivalents	$ 11,188
Due from Affiliates	131,682
Property and Equipment, net	4,742,347
Restricted Cash - U.S.D.A Escrow	200,000
Goodwill	100,000
Other Intangible Assets, net	131,752

Total Assets	$ 5,316,969

Due to Member	$ 50,000
Deferred Revenue	22,500
Other Liabilities	44,368
Note Payable - Colony Bank	4,166,212
Note Payable - Dodge Investors, LLC	1,100,000
Total Liabilities	5,383,080
Accumulated Deficit	(42,972)
Noncontrolling Interest	(23,139)
Total Liabilities and Members' Deficit	$ 5,316,969

On December 3, 2014, the Company acquired an additional 23% interest in Dodge for 46,428 shares of the Company’s common stock valued at $1 per share.  The difference between the value of the shares issued and the Company’s carrying amount of the noncontrolling interest of $68,576 was recorded as an adjustment to stockholders’ equity.  As of December 31, 2014, the Company owns 88% of Dodge.

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

The Company has accounted for the acquisition as a business combination under U.S. GAAP with the assets and liabilities of the acquired property recorded at their respective fair values as set forth below.

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

Cash	$ 35,002
Property and Equipment	3,795,395
Restricted Cash	44,908
Accounts Payable and Other Accrued Liabilities	(223,606)
Due To Related Parties	(31,199)
Lease Security Deposit	(28,000)
Notes Payable	(3,480,000)

Fair Value of Assets Acquired and Liabilities Assumed, net	$ 112,500

Fair Value of Consideration Transferred	$ 112,500

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

Southern Hills Retirement Center

Effective February 7, 2014, the Company acquired the real property and improvements of Southern Hills Retirement Center located in Tulsa, Oklahoma.  The facility is comprised of a senior living campus offering 116 nursing beds, 86 independent living units, and 32 assisted living beds.  At the time of acquisition, the nursing facility was operating; however, the independent and assisted living facilities were vacant.  The purchase price of $2.0 million was funded through a $1.5 million bridge loan and from proceeds of the private offering of common stock. The fair value of the real property and improvements acquired was determined to be $5.0 million based on independent appraisals. The purchase price allocation resulted in a bargain purchase gain as the seller was motivated to sell these assets since they were no longer a part of the seller’s intended ongoing business.  The purchase price allocation is as follows:

Property and Equipment
Land	$ 710,000
Buildings and Improvements	4,216,200
Furniture, Fixtures and Equipment	73,800
Fair Value of Assets Acquired	5,000,000
Consideration Paid	2,000,000
Bargain Purchase Gain	$ 3,000,000

Acquisition costs of $180,455 were incurred and recognized in the consolidated statement of operations for the year ended December 31, 2014.

Goodwill Nursing Home

On May 19, 2014, the Company acquired from Christopher and Connie Brogdon, the President and Director of the Company and his spouse, (i) units representing an undivided 45% membership interest in Goodwill Hunting, LLC (“Goodwill Hunting”) and (ii) units representing an undivided 36.3% membership interest in GWH Investors, LLC (“GWH Investors”) for a purchase price of $800,000.  Goodwill Hunting owns a 152 bed skilled nursing facility located in Macon, Georgia.  GWH Investors has extended a loan in the amount of $2,180,000 to Goodwill Hunting related to the acquisition of the skilled nursing facility and has an undivided 40% membership interest in Goodwill Hunting.  The Company has determined that both Goodwill Hunting and GWH Investors are variable interest entities (VIEs) and that the Company is the primary beneficiary.  Accordingly, the Company has accounted for the acquisition of its membership interests as a business combination and has consolidated both Goodwill Hunting and GWH Investors. The noncontrolling interest was recorded at its fair value at the acquisition date.  The following table summarizes the purchase price allocation of both Goodwill Hunting and GWH Investors.

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

Wash/Greene, LLC owns the real property and improvements known as Providence of Greene Point Healthcare Center, a 71 bed skilled nursing facility located in Union Point, Georgia.  The purchase price for the 62.145% membership interest was 73,253 shares of the Company’s common stock.

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

	Edwards Redeemer Health & Rehab	Providence of Sparta Nursing Home	Providence of Greene Pointe Healthcare Center

Cash	$ 426	$ 2,180	$ 2,784
Property and Equipment	3,044,148	2,885,473	3,008,297
Accounts Payable and Other Accrued Liabilities	(20,141)	(17,376)	(18,207)
Lease Security Deposit	(16,667)	-	-
Notes Payable	(2,254,581)	(2,775,000)	(2,875,000)
Noncontrolling Interests	(261,698)	(33,347)	(44,621)

Fair Value of Assets Acquired and Liabilities Assumed	$ 491,487	$ 61,930	$ 73,253

Fair Value of Consideration Transferred	$ 491,487	$ 61,930	$ 73,253

Effective December 3, 2014, the Company acquired a 100% membership interest in Redeemer Investors, LLC which owned the remaining 37.5% membership interest in Edwards Redeemer Property Holdings, LLC. The purchase price for the 100% interest in Redeemer Investors, LLC was 269,245 shares of common stock of the Company.  As a result of these transactions, the Company holds a 100% interest in Edwards Redeemer Property Holdings, LLC.

Effective December 3, 2014, the Company acquired a 43.4% membership interest in Providence HR Investors, LLC, which owns a 30% membership interest in Providence HR, LLC. The purchase price for the 43.4% interest in Providence HR Investors, LLC was 45,145 shares of common stock of the Company.

Effective December 3, 2014, The Company acquired 100% of the outstanding membership interests in 1321 Investors, LLC, which owns a 32.857% membership interest in Wash/Greene, LLC. The purchase price for the 32.857% membership interest in 1321 Investors, LLC was 115,000 shares of common stock of the Company.

Meadowview Healthcare Center

On September 30, 2014, the Company acquired the Meadowview Healthcare Center, a 100-bed skilled nursing facility located in Seville, Ohio for $3 million.  The acquisition was funded with proceeds from the issuance of the Company’s 6.50% convertible notes described in Note 8.  The facility is operated under a triple-net operating lease to a third-party regional skilled professional nursing home operator.

The Company has accounted for the acquisition as a business combination under U.S. GAAP with the assets and liabilities of the acquired property recorded at their respective fair values.  The preliminary allocation of the purchase price, which approximates fair value of the acquired property, is set forth below.  This preliminary purchase price allocation is subject to material change pending the completion of the valuation to the assets and liabilities assumed.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Land	$ 77,500
Building and Improvements	2,816,500
Furniture, Fixtures and Equipment	106,000
$3,000,000

Acquisition costs of $70,454 were incurred and recognized in the consolidated statements of operations for the year ended December 31, 2014.

Golden Years Manor Nursing Home

Effective September 16, 2014, the Company acquired a 44.5% membership interest in GL Nursing, LLC which owned the real property and improvements known as the Golden Years Manor Nursing Home located in Lonoke, Arkansas.  The purchase price for the 44.5% membership interest was 175,245 shares of the Company’s common stock valued at $1.00 per share.  On December 3, 2014, the Company acquired an additional ownership interest at a purchase price of 31,015 shares of common stock valued at a $1.00 per share.  As of December 31, 2014, the Company owns a 78.18% interest in GL Nursing, LLC.  The Company accounted for its ownership interest as an equity investment prior to December 3, 2014 and on that date began consolidating GL Nursing, LLC as a majority-owned subsidiary for which the Company has a controlling financial interest.

Upon consolidation, the fair value of the Company’s initial 44.5% equity investment approximated its carrying value resulting in no gain or loss recorded.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  This preliminary purchase price allocation is subject to material change pending the completion of the valuation of the assets and liabilities assumed.  The Company expects the purchase price allocation to be finalized within one year of the acquisition date.

Cash	$ 46,499
Advance to Related Party	7,345
Property and Equipment	6,818,540
Accounts Payable and Other Accrued Liabilities	(72,583)
Advance from Related Parties	(51,000)
Lease Security Deposit	(35,000)
Notes Payable	(6,426,907)
Noncontrolling Interests	(62,457)

Fair Value of Assets Acquired and Liabilities Assumed	$ 224,437

Fair Value of Consideration Transferred	$ 224,437

The facility is operated under a triple-net operating lease to a third-party regional skilled professional nursing home operator.

The following table summarizes certain supplemental pro forma financial information which was prepared as if the acquisitions occurring during the year ended December 31, 2014 and summarized above had occurred as of March 13, 2013 (date of inception).  The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Year Ended December 31, 2014	March 13, 2013 (date of inception) through December 31, 2013

Pro Forma Revenues	$ 3,759,679	$ 2,850,426
Pro Forma Net Income (Loss)	1,587,098	(202,367)
Pro Forma Net Income (Loss) per share:
Basic	$ 0.08	$ (0.02)
Diluted	0.07	(0.02)

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

The Company records this investment using the equity method since the Company has the ability to exercise significant influence, but not control, over Limestone LLC.  Under the equity method, the Company has recorded the initial investment at cost and will adjust the carrying amount to reflect the Company’s share of the earnings or losses of Limestone LLC.  For year ended December 31, 2014, the Company’s share of losses of Limestone LLC were $53,678.  As a result, the Company reduced its investment in Limestone LLC to zero.  U.S. GAAP requires equity method losses that exceed the investment balance to reduce the basis of other investments the Company has with Limestone LLC.  As such, the Company has reduced the basis of its note receivable from Limestone LLC by $53,678.

Limestone LLC owns 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia.  There is senior secured bond debt in the approximate amount of $3.7 million in addition to the loan described in Note 7.

On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.

6.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2014 and 2013 are as follows:

	2014	2013
Land	$ 1,611,000	$ 160,000
Land Improvements	200,000	200,000
Buildings and Improvements	35,610,445	7,550,200
Furniture, Fixtures and Equipment	1,037,436	469,900
Construction in Progress	2,716,287	-
	41,175,168	8,380,100
Less Accumulated Depreciation	(915,811)	(291,500)
	$ 40,259,357	$ 8,088,600

7.  NOTES RECEIVABLE – RELATED PARTIES

Notes Receivable – Related Parties consists of the following as of December 31, 2014 and 2013:

	2014	2013

Note Receivable – Gemini Gaming, LLC, net of discount of $340,150 and $362,225 as of December 31, 2014 and 2013, respectively	$ 590,500	$ 600,148
Note Receivable – Limestone Assisted Living, LLC	496,322	-
Note Receivable – GL Investors, LLC	100,000	-

	$ 1,186,822	$ 600,148

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount is accreted into earnings using the interest method over the term of the note.  For the year ended December 31, 2014 and the period from March 13, 2013 (date of inception) through December 31, 2013, $22,076 and $0, respectively, has been accreted into earnings.

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

The loan was not paid by Limestone LLC as of August 31, 2014 which constituted an event of default. The maturity date of the loan was extended by agreement to August 31, 2015.

On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.

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

8.  DEBT

The following is a summary of the Company’s debt outstanding as of December 31, 2014 and 2013:

	2014	2013

Convertible Notes Payable	$ 3,200,000	$ 63,258
Fixed-Rate Mortgage Loans	13,660,830	6,856,998
Variable-Rate Mortgage Loans	8,216,660	-
Bonds Payable	5,700,000	-
Other Debt	6,910,000	412,500
	37,687,490	7,332,756
Less Unamortized Discount	76,616	-

	$ 37,610,874	$ 7,332,756

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share, which exceeded fair value of the common stock at the time of issuance. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes.  As of December 31, 2014, none of the Notes have been converted into common stock.

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

10% Notes Due 2014 and Stock Purchase Warrants

On September 23, 2013, the Company sold an aggregate of $255,000 Units of its Securities in a private placement to ten accredited investors, each Unit consisting of a 10% Convertible Note (“Note”) and an aggregate of 63,750 warrants to purchase common stock.  The Units were offered at a price equal to the principal amount of the Note.  The Notes accrued interest at the rate of 10% per annum and were due and payable six months following the issue date.

During 2014 and 2013, $25,000 and $190,000, respectively, of the Notes were converted into common stock in connection with the private offering, and the balance of $40,000 was repaid in cash during 2014.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents.  Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon.  Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2014	2013	Rate	Date

Middle Georgia Nursing Home(1)	$4,200,000	$3,872,112	$4,136,998	6.25% Fixed	May 29, 2015
Goodwill Nursing Home(1)	4,976,316	4,735,516	-	5.50% Fixed	December 28, 2015
Warrenton Nursing Home	2,720,000	2,639,469	2,720,000	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	1,501,500	1,361,728	-	4.25% Fixed	December 20, 2017
Southern Hills Retirement Center	1,750,000	1,052,005	-	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,717,330	-	Prime Plus 0.50%/ 6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,722,423	-	Prime Plus 0.50%/ 6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,776,907	-	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
		$21,877,490	$6,856,998

(1) Mortgage loans are non-recourse to the Company.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants.  As of December 31, 2014, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, which the Company owns a 26.25% membership interest.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of December 31, 2014.  As of December 31, 2014, restricted cash of $904,157 is related to this loan.

Other Debt

Other debt outstanding at December 31, 2014 and 2013 includes unsecured notes payable issued to entities controlled by Christopher Brogdon used to facilitate the acquisition of the nursing home properties.

			Principal Outstanding at		Stated
	Face		December 31,		Interest	Maturity
Property	Amount		2014	2013	Rate	Date

Middle Georgia Nursing Home	$ 1,100,000		$ -	$ 412,500	13.0% Fixed	July 1, 2014
Goodwill Nursing Home	2,180,000		2,180,000	-	12.0%(2) Fixed	July 1, 2016
Edwards Redeemer Health & Rehab	880,000	[1]	880,000	-	12.0% Fixed	October 1, 2016
Providence of Sparta Nursing Home	1,050,000		1,050,000	-	10.0% Fixed	August 1, 2016
Providence of Greene Point Healthcare Center	1,150,000		1,150,000	-	10.0% Fixed	October 1, 2016
Golden Years Manor Nursing Home	1,650,000		1,650,000	-	13.0% Fixed	April 1, 2016
			$ 6,910,000	$ 412,500

__________________________

(1)

On January 23, 2015, the Edwards Redeemer $880,000 note payable was paid in full.

(2)

The interest rate on this note increased to 13% per annum effective January 1, 2015.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2015	$9,873,824
2016	9,807,845
2017	5,611,484
2018	2,564,512
2019	207,074
2020 and Thereafter	9,622,751
$37,687,490

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

As of December 31, 2014 and 2013, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of December 31, 2014, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,562 were declared on December 31, 2014.  All quarterly dividends previously declared have been paid.

Common Stock

On December 4, 2013, the Company commenced a private offering of up to 7.5 million shares of its common stock at an offering price of $0.75 per share.  The first closing of the private offering was completed on December 31, 2013.  Subscriptions for shares in the offering were sold either for cash or in exchange for outstanding notes owed by the Company.  As of December 31, 2013, the Company had completed the sale of 4,190,562 shares of common stock for gross cash proceeds of $2,672,560.  Notes payable of $465,000 in principal and $5,413 in accrued interest were also exchanged for shares.  After deducting placement agent fees of $185,996, non-accountable expense allowance of $62,750, and expense reimbursements of $24,264, the Company realized net cash proceeds of $2,399,550.  In addition, the placement agent earned warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.  These warrants were issued at the final closing of the private offering.

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

The Company issued 44,668 shares of common stock to an employee for compensation during 2014.  The fair value of common stock issued for compensation is measured at the market price on the date of grant and the fair value of the shares was recognized as general and administrative expense in the consolidated statements of operations on the date of grant.

Common Stock Warrants

As of December 31, 2014, the Company had 3,541,731 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.74. Activity for the year ended December 31, 2014 and for the period from March 13, 2013 through December 31, 2013 related to common stock warrants follows:

	2014		2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	3,798,306	$ 0.68	-
Effect of Reverse Acquisition	-	-	1,716,265	$ 0.55
Issued	846,980	0.80	2,544,056	0.72
Exercised	(900,330)	0.51	-	-
Expired	(203,225)	0.72	-	-

Ending Balance	3,541,731	$ 0.74	3,798,306	$ 0.68

10.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $177,534 for the period from January 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefrom.  In addition, Casinos U.S.A, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required to date, and as management believes the fair value associated with this guarantee is de minimus, we have not recorded a liability in these consolidated financial statements.

11.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of December 31, 2014, the Company has an advance to Christopher Brogdon in the amount of $53,211.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of December 31, 2014 and 2013, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $300,000 and $28,055, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.  The Company determined that certain advances to affiliates were no longer collectible based on their ability to repay.  Accordingly, the Company has recorded bad debt expense in the Consolidated Statements of Operations of $440,219 for the year ended December 31, 2014 and $108,182 during the period from March 13, 2013 (date of inception) through December 31, 2013.

During 2014 and 2013, the Company acquired membership interests in various entities from Christopher Brogdon.  The details of these transactions are further described in Notes 3 and 4.

Christopher Brogdon is the managing member of GWH Investors, LLC, Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, GLN Investors, LLC and Dodge Investors, LLC.  As described in Note 8, the Company has or had notes payable to these entities.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 7, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the offering in the aggregate amount of $415,627, a non-accountable expense allowance in the aggregate amount of $134,392 and expense reimbursement in the aggregate amount of $17,088. Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

12.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any
Middle Georgia	$ 47,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	$ 27,871	June 30, 2016	None.
Goodwill	$ 62,036	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer	$ 45,062	December 31, 2017	Term may be extended for one additional five year term.
Providence	$ 19,782	June 30, 2016	None.
Greene Point	$ 21,185	June 30, 2016	None.
Meadowview	$ 34,195	October 31, 2024	Term may be extended for one additional five year term.
Golden Years	$ 64,200	May 31, 2017	Term may be extended for one additional five year term.
Southern Hills SNF (2)	$ 37,442	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF (3)	$ 21,435	March 31, 2019	None
Southern Hills ILF(4)

(1)

 Monthly lease income reflects rent income on a straight-line basis over the term of each lease.

(2)

Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015.

(3)

Lease agreement dated March 19, 2014 with lease payments commencing April 1, 2015.

(4)

The Southern Hills ILF is currently under construction and not subject to an operating lease.  We expect to lease the ILF with an expected commencement date of January 1, 2016.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay such charges, as required under the leases, the company may become liable for such operating expenses.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years
2015	$ 4,243,452
2016	4,117,214
2017	3,028,132
2018	1,262,454
2019	710,000
2020 and Thereafter	2,183,352
$15,544,604

13.   INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2014 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Year Ended December 31, 2014	March 13, 2013 (date of inception) through December 31, 2013

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$ 2,852,373	$ 2,415,827
Capital Loss Carryforward	99,137	-
Discount on Note Receivable	115,651	123,157
Acquisition Costs	140,840	67,573
	3,208,001	2,606,557
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	-
Property and Equipment	(167,419)	(119,448)
	(1,187,419)	(119,448)
Valuation Allowance	(2,020,582)	(2,487,109)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at December 31, 2014 and 2013 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $8,389,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the year ended December 31, 2014 approximated $1,576,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2014.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of December 31, 2014, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, advances to related parties, notes receivable, restricted cash, accounts payable, debt and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying value of debt approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs can include comparable sales values, discount rates, and capitalization rates from a third party appraisal or other market sources.

15.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31 follows:

	2014	2013
Consideration effectively transferred in reverse acquisition	$ -	$ 2,741,918
Acquisition of membership interests in exchange of common stock	471,465	-
Notes payable and accrued interest converted to common stock	153,433	470,414
Conversion of Series D preferred stock to common stock	325,000	-
Common stock issued to an employee at fair value	45,115	-
Common stock warrants issued to placement agent	56,065	-
Cashless exercise of warrants to acquire common stock	23,993	-
Non-cash distribution of note receivable	2,180,000	-
Common stock issued for noncontrolling interests	636,070	-
Distribution of common stock to noncontrolling interests	39,855	-
Noncash net assets acquired upon acquisition of properties	10,255,615	3,500,000

 16.   SUBSEQUENT EVENTS

Effective January 2, 2015, the Company issued to each of its five directors a restricted stock award of 33,333 shares or, an aggregate of 166,665 shares of common stock valued at $0.90 per share in consideration of services provided.

Effective December 16, 2014, the Company entered into four purchase and sale agreements (each a “PSA”) pursuant to which it had the right to acquire four additional skilled nursing facilities, all located in the State of Texas.  The consummation of each PSA was subject to numerous conditions customary to transactions of this nature, including the completion of satisfactory due diligence by the Company.  Effective January 28, 2015, the Company exercised its right under the each of the PSA’s and delivered its Notice of Termination for each of the four Texas facilities.

On January 23, 2015, the Company paid off a note payable in the amount of $880,000 related to the Edwards Redeemer Health & Rehab facility.

In March 2015, the Board of Directors appointed Ryan Scates to the office of Executive Vice President.   In consideration of his services, Mr. Scates will receive $10,000 per quarter, payable in arrears in restricted shares of common stock.

On March 18, 2015, the Company declared a cash dividend in the amount of $0.01 per share of common stock outstanding on April 10, 2015, the Record Date.  The dividend is scheduled to be paid on or before April 30, 2015.

Effective March 25, 2015, the Limestone facility was sold and the Limestone Loan, including all accrued and unpaid interest, was repaid in full.

On March 5, 2015,the maturity dates of the following notes payable were extended as follows:

	Principal Outstanding at December 31, 2014	Original Maturity Date	Amended Maturity Date
1321 Investors, LLC	$1,150,000	October 1, 2015	October 1, 2016
Providence HR Investors, LLC	1,050,000	August 1, 2015	August 1, 2016
GWH Investors, LLC	2,180,000	July 1, 2015	July 1, 2016

GLOBAL HEALTHCARE REIT, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation

Middle Georgia Nursing Home	$ 3,872,112	$ 50,000	$ 4,830,100	$ -	$ -	$ 50,000	$ 4,830,100	$ 4,880,100	$ 485,833
Warrenton Health and Rehabilitation	2,639,469	110,000	3,390,000	-	-	110,000	3,390,000	3,500,000	89,993
Southern Hills Retirement Center	6,675,389	710,000	4,290,000	-	2,716,287	710,000	7,006,287	7,716,287	65,969
Goodwill Nursing Home	6,915,516	180,000	6,146,651	-	-	180,000	6,146,651	6,326,651	175,972
Edwards Redeemer Health & Rehab	2,241,728	200,000	2,844,148	-	-	200,000	2,844,148	3,044,148	20,738
Providence of Sparta Nursing Home	2,767,330	190,000	2,695,473	-	-	190,000	2,695,473	2,885,473	21,831
Providence of Green Point Healthcare Center	2,872,423	33,500	2,970,469	-	-	33,500	2,970,469	3,003,969	22,813
Meadowview Healthcare Center	-	77,500	2,922,500	-	-	77,500	2,922,500	3,000,000	14,257
Golden Years Manor Nursing Home	6,426,907	60,000	6,758,540	-	-	60,000	6,758,540	6,818,540	18,405
Total	$ 34,410,874	$ 1,611,000	$ 36,847,881	$ -	$ 2,716,287	$ 1,611,000	$ 39,564,168	$ 41,175,168	$ 915,811

(1) Buildings and Improvements includes Land Improvements, Buildings and Improvements and Furniture, Fixtures, and Equipment which are depreciated over 15, 30, and 10 years, respectively.
(2) Reconciliation of Real Estate and Accumulated Depreciation:

	Cost	Accumulated Depreciation
Balance at March 13, 2013	$ -	$ -

Acquisitions	8,380,100	137,653
Depreciation Expense	-	153,847

Balance at December 31, 2013	8,380,100	291,500

Additions	36,590,463	-
Sale of Property	(3,795,395)	-
Depreciation Expense	-	624,311

Balance at December 31, 2014	$ 41,175,168	$ 915,811

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.
Date: April 15, 2015	By: /s/ Christopher Brogdon Christopher Brogdon President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Brogdon	CEO, President & Director
Christopher Brogdon	(Principal Executive Officer)	April 15, 2015

/s/ Steven Bathgate
Steven Bathgate	Director	April 15, 2015

/s/ John Joseph Sheehan, Jr.
John Joseph Sheehan, Jr.	Director	April 15, 2015

/s/ Clifford L. Neuman
Clifford L. Neuman	Director	April 15, 2015

/s/ Andrew Sink
Andrew Sink	Director	April 15, 2015

/s/ Philip Scarborough	Chief Financial Officer
Philip Scarborough	(Principal Financial and Accounting Officer	April 15, 2015