Form 10-Q
period 2015-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2015-05-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X  ]

As of May 15, 2015, the Registrant had 21,856,716 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Property and Equipment, net	$ 40,219,550	$ 40,259,357
Cash and Cash Equivalents	1,431,587	533,597
Advances to Related Parties, net of allowance	433,211	353,211
Restricted Cash	598,187	904,157
Note Receivable	155,000	-
Notes Receivable - Related Parties, net of discount	685,215	1,186,822
Prepaid Expenses, Deferred Loan Costs, and Other	977,540	1,490,634
Goodwill	1,750,454	1,750,454
Total Assets	$ 46,250,744	$ 46,478,232
LIABILITIES AND EQUITY
Liabilities
Debt, net	$ 37,477,387	$ 37,610,874
Accounts Payable and Accrued Liabilities	299,470	268,942
Dividends Payable	225,817	-
Lease Security Deposit	231,667	176,667
Total Liabilities	38,234,341	38,056,483
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:

Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 21,856,716 and 21,640,051 Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, respectively	1,092,836	1,082,003

Additional Paid-In Capital	8,683,852	8,540,520
Retained Earnings (Accumulated Deficit)	(245,547)	212,573
Total Global Healthcare REIT, Inc. Stockholders' Equity	10,307,141	10,611,096
Noncontrolling Interests	(2,290,738)	(2,189,347)
Total Equity	8,016,403	8,421,749
Total Liabilities and Equity	$ 46,250,744	$ 46,478,232

See accompanying notes to consolidated financial statements.

 GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Rental Revenue	$ 1,123,314	$ 233,279
Expenses
General and Administrative	444,366	118,262
Acquisition Costs	-	180,455
Loss on Sale of Property and Equipment	-	381,395
Depreciation	304,711	71,081
Total Expenses	749,077	751,193
Income (Loss) from Operations	374,237	(517,914)
Other (Income) Expense
Bargain Purchase Gain	-	(3,000,000)
Interest Income	(39,072)	(22,062)
Interest Expense	684,314	212,477
Total Other (Income) Expense	645,242	(2,809,585)
Equity in Income from Unconsolidated Partnership	53,688	-
Net Income (Loss)	(217,317)	2,291,671
Net (Income) Loss Attributable to Noncontrolling Interests	(14,986)	5,902
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(232,303)	2,297,573
Series D Preferred Dividends	(7,500)	(15,781)
Net Income (Loss) Attributable to Common Stockholders	$ (239,803)	$ 2,281,792
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$ (0.01)	$ 0.13
Diluted	$ (0.01)	$ 0.12
Weighted Average Common Shares Outstanding:
Basic	21,804,843	17,003,171
Diluted	21,804,843	19,828,856

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	200,500	$ 401,000	375,000	$ 375,000	21,640,051	$ 1,082,003	$ 8,540,520	$ 212,573	$ 10,611,096	$ (2,189,347)	$ 8,421,749
Stock Based Compensation - Restricted Stock Awards	-	-	-	-	216,665	10,833	143,332	-	154,165	-	154,165
Series D Preferred Dividends								(7,500)	(7,500)	-	(7,500)
Common Stock Dividends	-	-	-	-	-	-	-	(218,317)	(218,317)	-	(218,317)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	(116,377)	(116,377)
Net Loss	-	-	-	-	-	-	-	(232,303)	(232,303)	14,986	(217,317)
Balance, March 31, 2015	200,500	$ 401,000	375,000	$ 375,000	21,856,716	$ 1,092,836	$ 8,683,852	$ (245,547)	$ 10,307,141	$ (2,290,738)	$ 8,016,403

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$ (217,317)	$ 2,291,671
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	304,711	71,081
Amortization and Accretion	97,979	8,393
Increase in Straight Line Rent Receivable	(35,633)	(3,000)
Bargain Purchase Gain	-	(3,000,000)
Loss on Sale of Property and Equipment	-	381,395
Stock Based Compensation	154,165	-
Equity in Income from Unconsolidated Partnership	(53,688)	-
Changes in Operating Assets and Liabilities, net of assets and liabilities acquired:
Accounts Payable and Accrued Liabilities	30,528	(400,667)
Lease Security Deposit	55,000	(28,000)
Other	(59,701)	(5,666)

Net Cash Provided by (Used in) Operating Activities	276,044	(684,793)

Cash Flows from Investing Activities
Issuance of Note Receivable	(155,000)	-
Issuance of Notes Receivable – Related Parties	-	(650,000)
Collections on Notes Receivable – Related Parties	566,397	7,733
Net Advances from / to Related Parties	(80,000)	(202,607)
Change In Restricted Cash	159,033	(3,396,658)
Earnest Money on Deposit	500,000	-
Acquisitions of Property and Equipment, net of cash acquired	-	(1,964,998)
Capital Expenditures for Property and Equipment	(264,904)	-
Proceeds from Sale of Property and Equipment	-	3,414,000

Net Cash Provided by (Used in) Investing Activities	725,526	(2,792,530)

Cash Flows from Financing Activities
Proceeds from Debt	2,303,815	7,121,860
Payments on Debt	(2,437,955)	(4,931,084)
Change in Restricted Cash	146,937	(106,500)-
Deferred Loan Costs Paid	-	(398,810)
Proceeds from Common Stock Offering	-	3,190,717
Offering Costs Paid	-	(285,501)
Dividends Paid on Preferred Stock	-	(15,781)
Distributions to Noncontrolling Interests	(116,377)	-

Net Cash (Used in) Provided by Financing Activities	(103,580)	4,574,901

Net Increase in Cash and Cash Equivalents	897,990	1,097,578

Cash and Cash Equivalents, Beginning of Period	533,597	1,180,192

Cash and Cash Equivalents, End of Period	$ 1,431,587	$ 2,277,770

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, including capitalized interest of $105,867 and $0, respectively	$723,067	$ 147,029

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (the Company or Global) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc.  Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF) in a transaction accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.

The Company intends to make a REIT election under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors at such time as the Board determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code.

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers.  As of March 31, 2015, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Funds held in escrow related to construction projects	$ 46,677	$ 205,710
Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	551,510	698,447
	$ 598,187	$ 904,157

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at March 31, 2015 and December 31, 2014 were $1,628,908 and $968,117, respectively.  The Company believes the financial institutions it uses are creditworthy and stable.  The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the property and equipment acquired from entities under common control are stated at their carrying value on the date of acquisition.  Property and equipment not acquired from entities under common control is recorded at its estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of properties using standard industry valuation techniques.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method.  Amortization expense for the three month periods ended March 31, 2015 and 2014 totaled $67,114 and $12,186, respectively.  Accumulated amortization totaled $178,443 and $111,329 as of March 31, 2015 and December 31, 2014, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the three months ended March 31, 2015.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental revenue on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the consolidated balance sheets and totaled $172,670 and $136,037 as of March 31, 2015 and December 31, 2014, respectively.  Adjustments to reflect rental revenue on a straight-line basis totaled $35,633 and $3,000 for the three month periods ended March 31, 2015 and 2014, respectively.

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

The following table details the calculation of the weighted average number of common shares and dilutive common stock used in diluted income (loss) per share as of March 31:

	2015	2014
Weighted Average Number of Common Shares Used in Basic Income (Loss) Per Share	21,804,843	17,003,171

Effect of Dilutive Securities:
Common Stock Warrants	-	2,161,548
Convertible Preferred Stock	-	664,137

Weighted Average Number of Common Shares and Dilutive Potential Common Stock Used in Diluted Income (Loss) Per Share	21,804,843	19,828,856

Potentially dilutive shares of 3,739,943 for the three months ended March 31, 2015 were not included in the calculation of diluted loss per share, as their inclusion would have been anti-dilutive due to the loss recorded for the period, and represent stock purchase warrants and shares issuable upon conversion of preferred stock.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 was applied prospectively for periods beginning during the quarter ended March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the quarter ended March 31, 2014.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis.  Early adoption is permitted.  We expect that the adoption of ASU 2015-03 will not have a material effect on the Company’s financial position, results of operations or cash flows.

2.  ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Company did not acquire any properties during the three months ended March 31, 2015.  Property acquisitions in the three months ended March 31, 2014 are as follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$ 112,500	(1)	$ 3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-

(1)

The purchase price for this property included the issuance of 150,000 shares of the    Company’s common stock valued at $112,500.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows:

March 31, 2014
Assets Acquired:
Cash	$ 35,002
Restricted Cash	44,908
Property and Equipment	8,795,395
8,875,305

Liabilities Assumed:
Accounts Payable and Other Accrued Liabilities	(223,606)
Due to Related Parties	(31,199)
Lease Security Deposit	(28,000)
Debt	(3,480,000)
(3,762,805)

Net Assets Acquired	$ 5,112,500

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395 for the three months ended March 31, 2014.  The Company has also recognized a loss from operations for the three months ended March 31, 2014 approximating $35,000 related to Wood Moss.  The Company has presented these results as a component of income from continuing operations.

For the three months ended March 31, 2015 and 2014, total revenues and net income for properties acquired during the three months ended March 31, 2014, which are included in our consolidated statements of operations, are as follows:

	For the Three Months Ended March 31,
	2015	2014

Revenues	$ 81,100	$ 9,667
Net Income (Loss)	(121,132)	2,392,395	(1)

(1)

The purchase price allocation related to the acquisition of Southern Hills Retirement Center resulted in a bargain purchase gain of $3 million.

The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates.  The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2014 had taken place on January 1, 2014. The unaudited condensed pro forma information excludes our Scottsburg Healthcare Center disposed on March 10, 2014.  The unaudited condensed pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)

Revenues	$ 1,123,314	$ 972,659
Net Income (Loss)	(217,317)	2,373,343
Net Income (Loss) Attributable to Common Stockholders	(239,803)	2,361,809
Net Income (Loss) Per Share Attributable to Common Stockholders - Basic	(0.01)	0.13
Net Income (Loss)Per Share Attributable to Common Stockholders - Diluted	(0.01)	0.12

3.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

Limestone, LLC

Effective March 5, 2014, the Company consummated a Membership Interest Purchase Agreement providing for the purchase from Connie Brogdon, spouse of Christopher Brodgon, President and Director of the Company, for nominal consideration ($10), a 25% membership interest in Limestone Assisted Living, LLC (“Limestone LLC”).  The remaining 75% membership interest in Limestone LLC was owned by Connie Brogdon (5%) and unaffiliated third parties (70%).

Limestone LLC owned 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia.  The Company extended a loan to Limestone LLC as described in Note 6.  On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.  As of March 31, 2015, the Company’s carrying amount under the equity method was $0.

4.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Land	$ 1,611,000	$ 1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	35,610,445	35,610,445
Furniture, Fixtures and Equipment	1,037,436	1,037,436
Construction in Progress	2,981,191	2,716,287
	41,440,072	41,175,168
Less Accumulated Depreciation	(1,220,522)	(915,811)
	$ 40,219,550	$ 40,259,357

5.  NOTE RECEIVABLE

Note Receivable – Healthcare Management of Oklahoma, LLC

On July 15, 2014, the Company entered into a $363,404 revolving line of credit with Healthcare Management of Oklahoma, LLC to be utilized for working capital needs related to the operation of the Southern Hills skilled nursing facility.  The note matures on July 14, 2015 and earns interest at a fixed rate of 8%.  The note is secured by accounts receivable and third-party personal guarantees.  As of March 31, 2015 and December 31, 2014, amounts outstanding totaled $155,000 and $0, respectively.

6.  NOTES RECEIVABLE – RELATED PARTIES

Notes Receivable – Related Parties consists of the following:

	March 31, 2015	December 31, 2014

Note Receivable – Gemini Gaming, LLC	$ 585,215	$ 590,500
Note Receivable – Limestone Assisted Living, LLC	-	496,322
Note Receivable – GL Investors, LLC	100,000	100,000
	$ 685,215	$ 1,186,822

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

The discount is accreted into earnings using the interest method over the term of the note.  For the three months ended March 31, 2015 and 2014, $11,113 and $5,535, respectively, has been accreted into earnings.

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

7.  DEBT

The following is a summary of the Company’s debt outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,461,242	13,660,830
Variable-Rate Mortgage Loans	8,162,108	8,216,660
Bonds Payable	5,700,000	5,700,000
Other Debt – Related Parties	6,030,000	6,910,000

	37,553,350	37,687,490

Less Unamortized Discount	75,963	76,616

	$ 37,477,387	$ 37,610,874

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

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents.  Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon.  Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	March 31, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home	$ 4,200,000	$ 3,854,055	$ 3,872,112	6.25% Fixed	May 29, 2015 (1)
Goodwill Nursing Home	4,976,316	4,695,284	4,735,516	5.50% Fixed	December 28, 2015
Warrenton Nursing Home	2,720,000	2,618,532	2,639,469	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,268,797	-	5.50% Fixed	January 16, 2020
Edwards Redeemer Health & Rehab	1,501,500	-	1,361,728	4.25% Fixed	Repaid on January 16, 2015
Southern Hills Retirement Center	1,750,000	1,024,574	1,052,005	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,709,446	1,717,330	Prime Plus 0.50%/6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,711,180	1,722,423	Prime Plus 0.50%/6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,741,482	4,776,907	Prime Plus 1.50%/5.75% Floor	August 3, 2037

		$ 22,623,350	$ 21,877,490

(1)

 On May 14, 2015, the Company entered into a commitment letter with the existing lender to refinance the note payable under similar terms.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants.  As of March 31, 2015, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 26.25% membership interest.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of March 31, 2015.  As of March 31, 2015, restricted cash of $598,187 is related to these bonds.

Other Debt – Related Parties

Other debt due to related parties at March 31, 2015 and December 31, 2014 includes unsecured notes payable issued to entities controlled by Christopher Brogdon used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	March 31, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$2,180,000	$2,180,000	13.0% (1) Fixed	July 1, 2016
Edwards Redeemer Health & Rehab	880,000	-	880,000	12.0% Fixed	Repaid on January 23, 2015
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016
Providence of Greene Point Healthcare Center	1,150,000	1,150,000	1,150,000	10.0% Fixed	October 1, 2016
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016

		$6,030,000	$6,910,000

(1)

The interest rate on this note increased to 13% per annum effective January 1, 2015.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2015	$ 8,829,293
2016	9,789,939
2017	4,473,216
2018	2,642,403
2019	289,340
2020 and Thereafter	11,529,159
$37,553,350

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

As of March 31, 2015 and December 31, 2014, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of March 31, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on March 31, 2015.  All quarterly dividends previously declared have been paid.

Common Stock

On March 14, 2014, the Company completed its private offering of common stock which commenced on December 4, 2013.  The Company sold an aggregate of 4,776,115 shares of common stock at $0.75 per share for gross proceeds of $3,190,717 during 2014.  Of the total subscriptions, $153,432 in principal and accrued interest of notes were exchanged for shares, 150,000 shares were issued in consideration for a 100% membership interest in Scottsburg Investors, LLC, which initially owned a 32.5% membership interest in Wood Moss, and the balance was received in cash.  After deducting $285,501 for placement agent fees, non-accountable expense allowance, and expense reimbursements, the Company realized net cash proceeds of $2,905,216 during 2014.  In addition, the Company granted to the placement agent warrants equal to 10% of the number of shares sold in the offering, exercisable for five years at an exercise price of $0.75 per share of common stock.

A dividend of $0.01 per outstanding share of common stock (a total of $218,317) was declared in March 2015 and paid in April 2015.

Restricted Stock Awards

On January 2, 2015, the Company issued a restricted stock award of 33,333 shares of common stock to each of its five directors with a fair value of $0.90 per share in consideration of services provided.  The shares vested immediately.  The Company also issued a restricted stock award of 50,000 shares of common stock to an executive officer valued at $1.00 per share in consideration of services provided.  The shares vest over a period of three years.  Stock based compensation related to the restricted stock awards of $154,165 was recognized for the three months ended March 31, 2015.  As of March 31, 2015, there was $45,835 of unrecognized stock based compensation expense related to nonvested restricted stock awards which is expected to be recognized over 2.75 years.

Common Stock Warrants

As of March 31, 2015, the Company had 3,541,731 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.74.

9.     COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $101,448 for the period from April 1, 2015 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefrom.  In addition, Casinos U.S.A, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required to date, and as management believes the fair value associated with this guarantee is de minimus, we have not recorded a liability in these consolidated financial statements.

10.     RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of March 31, 2015 and December 31, 2014, the Company has an advance to Christopher Brogdon in the amount of $53,211.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of March 31, 2015 and December 31, 2014, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $380,000 and $300,000, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Christopher Brogdon is the managing member of Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, and Dodge Investors, LLC.  As described in Note 7, the Company has or had notes payable to these entities.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 6, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (“GVC”), a registered broker-dealer and FINRA member, to serve as Placement Agent.  GVC was paid a Placement Agent fee in the closings of the offering during 2014 in the amount of $415,627, a non-accountable expense allowance in the amount of $134,392 and expense reimbursement in the amount of $17,088.   Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

11.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia	$ 47,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	27,871	June 30, 2016	None.
Goodwill	62,036	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer	45,062	March 31, 2018	Term may be extended for one additional five year term.
Providence	19,782	June 30, 2016	None.
Greene Point	21,185	June 30, 2016	None.
Meadowview	34,195	October 31, 2024	Term may be extended for one additional five year term.
Golden Years	64,200	May 31, 2017	Term may be extended for one additional five year term.
Southern Hills SNF(2)	37,442	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)	21,435	March 31, 2019	None
Southern Hills ILF(4)

(1)

Monthly lease income reflects rent income on a straight-line basis over the term of each lease.

(2)

Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015.

(3)

Lease agreement dated March 19, 2014 with lease payments commencing April 1, 2015.

(4)

The Southern Hills ILF is currently under construction and not subject to an operating lease.We expect to lease the ILF with an expected commencement date of January 1, 2016.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease.  Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years
2015	$ 3,343,339
2016	4,119,214
2017	3,030,126
2018	1,264,454
2019	671,000
2020 and Thereafter	2,183,352
$ 14,611,485

12.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2013 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Three Months Ended March 31,
	2015	2014

Statutory Federal Income Tax Rate	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)
	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

	March 31, 2015	December 31, 2014
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$ 2,743,717	$ 2,852,133
Capital Loss Carryforward	99,137	99,137
Discount on Note Receivable	111,873	115,651
Acquisition Costs	133,888	140,840
	3,088,615	3,208,001
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(186,209)	(167,419)
	(1,206,209)	(1,187,419)

Valuation Allowance	(1,882,406)	(2,020,582)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at March 31, 2015 and December 31, 2014 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $8,100,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the three month period ended March 31, 2015 approximated $10,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2015.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of March 31, 2015, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

13.  FAIR VALUE MEASUREMENTS

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, advances to related parties, notes receivable, restricted cash, accounts payable, debt and lease security deposits. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values.  The carrying value of debt approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs can include comparable sales values, discount rates, and capitalization rates assumptions from a third party appraisal or other market sources.

14.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three month periods ended March 31, 2015 and 2014 follows:

	March 31, 2015	March 31, 2014
Acquisition of membership interests in exchange of common stock	$ -	$ 112,500
Notes payable and accrued interest converted to common stock	-	153,432
Dividends declared on Series D preferred stock	7,500	-
Dividends declared on common stock	218,317	-

15.     SUBSEQUENT EVENTS

Effective April 1, 2015, Ryan Scates was appointed Executive Vice President of the Company. As Executive Vice President, Mr. Scates will be paid compensation in the amount of $10,000 for each calendar quarter commencing April 1, 2015, payable in arrears, which compensation shall be payable exclusively in the form of shares of restricted, $0.05 par value common stock of Global Healthcare REIT, Inc. valued at the volume-weighted average price of the common stock on the over-the-counter market for the last ten (10) trading days at the end of each calendar quarter for which compensation is payable.

On May 14, 2015, the Company entered into a commitment letter with its existing lender to refinance the note payable associated with the Middle Georgia Nursing Home property under similar terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we did not make that election for the 2014 fiscal year.

The Company invests primarily in real estate serving the healthcare industry in the United States.  We acquire, develop, lease, manage and dispose of healthcare real estate.  Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) mortgage debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

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

•

Specialized nature of healthcare real estate investing; and

•

Ongoing consolidation of a fragmented healthcare real estate sector.

Acquisitions

We did not acquire any properties in the first quarter of 2015.  A summary of our properties acquired during the first quarter of 2014 follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$ 112,500	(1)	$ 3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-

(1)

The purchase price for this property included the issuance of 150,000 shares of the Company’s common stock valued at $112,500.

Dispositions

Effective March 10, 2014, the Company sold its 100% interest in Scottsburg Healthcare Center. The purchaser was 1350 N. Todd Drive, LLC, an Indiana limited liability company, under a Purchase Agreement originally dated October 9, 2008, as amended and assigned.  The sales price was $3.6 million, subject to closing adjustments.

Properties

As of March 31, 2015, we owned nine long-term care facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at March 31, 2015

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	88%	3/15/2013	28,808	$ 5,000,000	3,854,055

Warrenton Health and Rehabilitation	Warrenton, GA	95%	12/31/2013	26,894	3,500,000	2,618,532

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	2,000,000	6,648,611

Goodwill Nursing Home	Macon, GA	88%	5/19/2014	46,314	7,185,000	6,875,284

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	3,142,233	2,268,797

Providence of Sparta Nursing Home	Sparta, GA	83%	9/16/2014	19,441	2,836,930	2,759,446

Providence of Greene Point Healthcare Center	Union Point, GA	100%	9/16/2014	26,948	2,948,253	2,861,180

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	78.18%	9/16/2014	40,737	6,742,767	6,391,482

Property Name		Annual Lease Revenue			Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)		$ 570,000			06/30/2017

Warrenton Health and Rehabilitation		$334,448			06/30/2016

Southern Hills Retirement Center (1)		$660,000			03/31/2019

Goodwill Nursing Home		$ 734,400			12/31/2017

Edwards Redeemer Health & Rehab		$ 540,000			12/31/2017

Providence of Sparta Nursing Home		$ 237,372			6/30/2016

Providence of Green Point Healthcare Center		$ 254,220			6/30/2016

Meadowview Healthcare Center		$ 361,000			10/31/2024

Golden Years Manor Nursing Home		$ 763,000			05/31/2017

_________________________

(1)

Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements.  Lease revenues for the SNF and ALF are expected to begin February 1, 2015 and April 1, 2015, respectively.  Lease revenues for the ILF are expected to commence in January 2016 as construction activities related to the facility are completed.  On the date acquired, the ALF and ILF were vacant and in need of renovation.  The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

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

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Rental revenues for the three month periods ended March 31, 2015 and 2014 totaled $1,123,314 and $233,279, respectively, an increase of $890,035.  For the three months ended March 31, 2015, we recognized rental revenues on all nine properties with the exception of our independent living and assisted living facilities in Tulsa, Oklahoma.  Rental revenues for our Tulsa, Oklahoma properties will be recognized after renovations have been completed for the independent living and assisted living facilities.  For the three months ended March 31, 2014, we recognized rental revenues primarily from the lease of our Eastman and Warrenton, Georgia properties.

General and administrative expenses were $444,366 and $118,262 for the three month periods ended March 31, 2015 and 2014, respectively, an increase of $326,104.  For the three months ended March 31, 2015, general and administrative expenses includes $154,165 of share based compensation related to restricted stock awards granted during the quarter.  This classification primarily consisted of legal, accounting and other professional fees to comply with regulatory reporting requirements.

We expense acquisition costs for properties when acquired.  Acquisition costs for the three month periods ended March 31, 2015 and 2014 totaled $0 and $180,455, respectively.   We did not acquire any properties during the three months ended March 31, 2015.  Acquisition costs for the three month period ended March 31,

2014 related to our acquisition of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  We did not incur acquisition costs related to our acquisition of the membership interest in Wood Moss, LLC which was acquired for nominal consideration ($10) and issuance of common stock.

Depreciation expense increased $233,630 from $71,081 for the three months ended March 31, 2014 to $304,711 for three months ended March 31, 2015.  The increase is due to the addition of properties to our portfolio during 2014. We have not recorded depreciation expense on our independent living and assisted living facilities located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Interest income increased $17,010 from $22,062 for the three months ended March 31, 2014 to $39,072 recognized for the three months ended March 31, 2015 as a result of increased average balances outstanding related to our note receivable and notes receivable from related parties.

Interest expense increased $471,837 from $212,477 for the three months ended March 31, 2014 to $684,314 for the three months ended March 31, 2014.  The increase in interest expense is attributable to the increase in debt outstanding during the 2015 period compared to the 2014 period.  Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $105,867 and $0 for the periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2015, the Company had cash and cash equivalents of $1,431,587 on hand.  Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand.  Our debt agreements typically have balloon payments due at maturity which are expected to be refinanced upon maturity at market terms.  Our mortgage note related to our Middle Georgia Nursing Home property, with an outstanding balance approximating $3.9 million as of March 31, 2015, matures on May 29, 2015.  The Company entered into a commitment letter dated May 14, 2015 with the existing lender to refinance the debt under similar terms. Our restricted cash approximated $0.6 million as of March 31, 2015 which is to be expended on construction activities and debt service associated with our Southern Hills Retirement Center.

Cash provided by operating activities was $276,044 for the three months ended March 31, 2015 compared to cash used in operating activities of $684,793 for the three months ended March 31, 2014.  Cash flows provided by operations was primarily impacted by additional rental revenues received from our 2014 acquisitions and the absence of acquisition costs during the three months ended March 31, 2015.

Cash provided by investing activities was $725,526 for the three month period ended March 31, 2015 compared to cash used in investing activities of $2,792,530 for the three month period ended March 31, 2014.  For the three months ended March 31, 2015, we issued a note receivable of $155,000 to a nursing home operator, collected $566,397 from notes receivable to related parties, and received back $500,000 of earnest money on deposit related to a potential acquisition. In addition, there were no acquisitions of properties during the three months ended March 31, 2015 compared to the two acquisitions recorded for the same period in 2014.

Cash used in financing activities was $103,580 for the three months ended March 31, 2015 compared to cash provided by financing activities of $4,574,901 for the three months ended March 31, 2014.  The decrease in cash flows from financing activities is primarily attributable to approximately $2.3 million in gross cash proceeds from the issuance of debt offset by payments on debt of approximately $2.4 million.

As of March 31, 2015 and December 31, 2014, our debt balances consisted of the following:

	March 31, 2015	December 31, 2014

Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,461,242	13,660,830
Variable-Rate Mortgage Loans	8,162,108	8,216,660
Bonds Payable, net of discount	5,624,037	5,623,384
Other Debt – Related Parties	6,030,000	6,910,000

	$37,477,387	$37,610,874

The weighted average interest rate and term of our fixed rate debt are 7.2% and 6 years, respectively, as of March 31, 2015.  The weighted average interest rate and term of our variable rate debt are 5.9% and 13.6 years, respectively, as of March 31, 2015.

We have $8.9 million of debt maturing during the remaining nine months of 2015.  While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations.  On May 14, 2015, we entered into a commitment letter with our existing lender to refinance a $3.9 million mortgage note under similar terms.  We expect to refinance the remaining $5.0 in mortgage loans maturing in 2015 as the associated properties meet loan to value requirements currently being employed in commercial lending markets.  In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants.  As of March 31, 2015, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 26.25% membership interest.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of March 31, 2015, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$34,353,350	$8,963,646	$11,049,219	$4,852,137	$9,488,348
Notes and Bonds Payable – Interest	15,160,047	2,204,095	2,286,924	1,633,692	9,035,336
Convertible Notes Payable – Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable – Interest	520,278	209,129	311,149	-	-
Total	$53,233,675	$11,376,870	$17,840,872	$4,223,284	$18,523,684

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with revenues generated from operations, are in excess of operating expenses and debt service requirements excluding balloon payments at maturity.  Our debt agreements typically include balloon payments at maturity which are expected to be refinanced at reasonable terms upon maturity.  The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties.  Except for renovations at our Southern Hills Retirement Center, there are no capital improvement and recurring capital expenditure commitments at the properties.

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC. The total minimum rentals under this lease total $101,448 for the period from March 31, 2015 through termination of the lease agreement in July 2015.  No payments on the contingency have been required to date.

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

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets and any liabilities based on relative fair values.  Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property.  Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred and not applied in determining the purchase price or fair value of an acquired property.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in U.S. GAAP. As allowed by U.S. GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in U.S. GAAP is not required. For the three months ended March 31, 2015, there were no triggering events that required a test of impairment of goodwill.

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

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 was applied prospectively for periods beginning during the quarter ended March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the quarter ended March 31, 2014.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis.  Early adoption is permitted.  We expect that the adoption of ASU 2015-03 will not have a material effect on the Company’s financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

Effective April 1, 2015, Ryan Scates was appointed Executive Vice President of the Company. As Executive Vice President, Mr. Scates will be paid compensation in the amount of $10,000 for each calendar quarter commencing April 1, 2015, payable in arrears, which compensation shall be payable exclusively in the form of shares of restricted, $0.05 par value common stock of Global Healthcare REIT, Inc. valued at the volume-weighted average price of the common stock on the over-the-counter market for the last ten (10) trading days at the end of each calendar quarter for which compensation is payable.

On May 14, 2015, the Company entered into a commitment letter with its existing lender to refinance the note payable associated with the Middle Georgia Nursing Home property under similar terms.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HEALTHCARE REIT, INC.

Date: May 15, 2015	By _/s/ Christopher Brogdon
Christopher Brogdon, President

Date: May 15, 2015	By: __/s/ Philip S. Scarborough___
Philip S. Scarborough, Chief Financial Officer