Form 10-Q
period 2015-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2015-08-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from         to

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

3050 Peachtree Road, Suite 355, Atlanta, Georgia 30305

(Address of Principal Executive Offices)

Issuer’s telephone number:     (404) 549-4293

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

Yes [  ] No [X  ]

As of August 14, 2015, the Registrant had 22,258,755 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Property and Equipment, Net	$ 39,970,460	$ 40,259,357
Cash and Cash Equivalents	968,179	533,597
Advances to Related Parties, Net of Allowance	433,211	353,211
Restricted Cash	524,561	904,157
Note Receivable	250,000	-
Notes Receivable - Related Parties, Net of Discount	685,216	1,186,822
Prepaid Expenses, Deferred Loan Costs, and Other	1,212,053	1,490,634
Goodwill	1,750,454	1,750,454

Total Assets	$ 45,794,134	$ 46,478,232

LIABILITIES AND EQUITY
Liabilities
Debt, Net	$ 37,310,837	$ 37,610,874
Accounts Payable and Accrued Liabilities	241,665	268,942
Dividends Payable	219,158	-
Lease Security Deposit	256,667	176,667

Total Liabilities	38,028,327	38,056,483
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 22,237,352 and 21,640,051 Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, Respectively	1,111,867	1,082,003
Additional Paid-In Capital	8,620,682	8,540,520
Retained Earnings (Accumulated Deficit)	(586,645)	212,573
Total Global Healthcare REIT, Inc. Stockholders’ Equity	9,921,904	10,611,096

Noncontrolling Interests	(2,156,097)	(2,189,347)

Total Equity	7,765,807	8,421,749

Total Liabilities and Equity	$ 45,794,134	$ 46,478,232

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Rental Revenue	$ 1,162,359	$ 311,753	$ 2,285,673	$ 545,032
Expenses
General and Administrative	316,102	274,336	760,468	392,598
Acquisition Costs	-	-	-	180,455
Loss on Sale of Property and Equipment	-	-	-	381,395
Depreciation	306,014	97,423	610,725	168,504
Total Expenses	622,116	371,759	1,371,193	1,122,952
Income (Loss) from Operations	540,243	(60,006)	914,480	(577,920)
Other (Income) Expense
Bargain Purchase Gain	-	-	-	(3,000,000)
Interest Income	(24,092)	(22,063)	(63,164)	(51,330)
Interest Expense	654,697	148,094	1,339,011	367,776
Total Other (Income) Expense	630,605	126,031	1,275,847	(2,683,554)
Equity in Income (Loss) from Unconsolidated Partnership	-	(15,425)	53,688	(15,425)
Net Income (Loss)	(90,362)	(201,462)	(307,679)	2,090,209
Net Income Attributable to Noncontrolling Interests	(24,151)	(16,019)	(39,137)	(10,117)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(114,513)	(217,481)	(346,816)	2,080,092
Series D Preferred Dividends	(7,377)	(7,500)	(14,877)	(23,281)
Net Income (Loss) Attributable to Common Stockholders	$ (121,890)	$ (224,981)	$ (361,693)	$ 2,056,811
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$ (0.01)	$ (0.01)	$ (0.02)	$ 0.11
Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ 0.10
Weighted Average Common Shares Outstanding:
Basic	22,018,906	19,720,478	21,961,607	18,437,408
Diluted	22,018,906	19,720,478	21,961,607	21,139,345

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2014	200,500	$401,000	375,000	$375,000	21,640,051	$1,082,003	$8,540,520	$ 212,573	$10,611,096	$(2,189,347)	$8,421,749
Stock Based Compensation - Restricted Stock Awards	-	-	-	-	216,665	10,833	147,499	-	158,332	-	158,332
Series D Preferred Dividends	-	-	-	-	-	-	-	(14,877)	(14,877)	-	(14,877)
Common Stock Dividends	-	-	-	-	-	-	-	(437,525)	(437,525)	-	(437,525)
Exercise of Common Stock Warrants	-	-	-	-	22,422	1,121	13,452	-	14,573	-	14,573
Cashless Exercise of Common Stock Purchase Warrants	-	-	-	-	104,901	5,245	(5,245)	-	-	-	-
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-	232,574	11,629	(95,247)	-	(83,618)	83,618	-
Distribution of Common Stock to Noncontrolling Interests	-	-	-	-	20,739	1,036	19,703	-	20,739	(20,739)	-
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	(68,766)	(68,766)
Net Income (Loss)	-	-	-	-	-	-	-	(346,816)	(346,816)	39,137	(307,679)
Balance, June 30, 2015	200,500	$401,000	375,000	$375,000	22,237,352	$1,111,867	$8,620,682	$(586,645))	$9,921,904	$(2,156,097)	$7,765,807

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net Income (Loss)	$(307,679)	$2,090,209
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	610,725	168,504
Amortization and Accretion	96,685	13,082
Increase in Straight Line Rent Receivable	(106,319)	(6,000)
Bargain Purchase Gain	-	(3,000,000)
Loss on Sale of Property and Equipment	-	381,395
Stock Based Compensation	158,332	47,348
Equity in (Income) Loss from Unconsolidated Partnership	(53,688)	15,425
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts Payable and Accrued Liabilities	(27,277)	(456,455)
Lease Security Deposit	80,000	(28,000)
Other	(131,127)	(11,332)

Net Cash Provided by (Used in) Operating Activities	319,652	(785,824)

Cash Flows from Investing Activities
Issuance of Note Receivable	(250,000)	-
Issuance of Notes Receivable - Related Parties	-	(650,000)
Collections on Notes Receivable - Related Parties	566,397	15,650
Net Advances from/to Related Parties	(80,000)	(362,264)
Change in Restricted Cash	201,925	(3,104,237)
Earnest Money on Deposit	500,000	-
Acquisitions of Property and Equipment, Net of Cash Acquired	-	(2,761,665)
Capital Expenditures for Property and Equipment	(321,828)	(461,961)
Proceeds from Sale of Property and Equipment	-	3,414,000

Net Cash Provided by (Used in) Investing Activities	616,494	(3,910,477)

Cash Flows from Financing Activities
Proceeds from Debt	2,303,815	7,121,860
Payments on Debt	(2,605,158)	(5,612,356)
Change in Restricted Cash	177,671	307,638
Deferred Loan Costs Paid	(90,455)	(473,960)
Proceeds from Common Stock Offering	-	3,190,717
Offering Costs Paid	-	(285,501)
Exercise of Common Stock Warrants	14,573	95,264
Dividends Paid on Common Stock	(218,367)	(198,727)
Dividends Paid on Preferred Stock	(14,877)	(23,281)
Distributions to Noncontrolling Interests	(68,766)	(27,910)

Net Cash Provided by (Used in) Financing Activities	(501,564)	4,093,744

Net Increase (Decrease) in Cash and Cash Equivalents	434,582	(602,557)

Cash and Cash Equivalents, Beginning of Period	533,597	1,180,192

Cash and Cash Equivalents, End of Period	$968,179	$577,635

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $105,867 and $42,254, Respectively	$1,102,295	$131,715

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers.  As of June 30, 2015, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the purchase price allocation for properties acquired, and the fair value of certain assets and liabilities.  Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Funds Held in Escrow Related to Construction Projects	$ 3,785	$ 205,710
Funds Held in Escrow Under the Terms of Notes or Bonds Payable for Purposes of Paying Future Debt Service costs	520,776	698,447
	$ 524,561	$ 904,157

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at June 30, 2015 and December 31, 2014 were $1,057,328 and $968,117, respectively.  The Company believes the financial institutions it uses are creditworthy and stable.  The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Any subsequent betterments and improvements are stated at their recorded cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Useful lives of the assets are summarized as follows:

Land Improvements	15 years
Buildings and Improvements	30 years
Furniture, Fixtures and Equipment	10 years

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment. Estimated fair value is determined with assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of the property using standard industry valuation techniques.

Advances To Related Parties

The Company will periodically advance cash to and receive cash from various related parties as a part of the normal course of business.  We will not make any advances to related parties that would violate the provisions of the Sarbanes-Oxley Act.  The Company plans to monitor these non-interest bearing advances on a continual basis, evaluating the creditworthiness of the related party and its ability to repay the advance, generally using the strength and projected cash flows of the underlying related party operations as a basis for extending credit.  The Company records allowances for collection against the advances when factors are present that indicate the related party may not be able to repay the advance.

Notes Receivable

The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note agreements. Once a note has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the fair value of the note using the present value of expected future cash flows discounted at the note’s effective interest rate.  If the fair value of the impaired note receivable is less than the recorded investment in the note, a valuation allowance is recognized.

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method.  Amortization expense for the three months ended June 30, 2015 and 2014 totaled $37,377 and $12,185, respectively.  For the six months ended June 30, 2015 and 2014, amortization expense was $104,491 and $24,371, respectively. Accumulated amortization totaled $215,820 and $111,329 as of June 30, 2015 and December 31, 2014, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the six months ended June 30, 2015.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental revenue on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the consolidated balance sheets and totaled $242,356 and $136,037 as of June 30, 2015 and December 31, 2014, respectively.  Adjustments to reflect rental revenue on a straight-line basis totaled $106,319 and $6,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted income (loss) per share as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted Average Number of Common Shares Used in Basic Income (Loss) Per Share	22,018,906	19,720,478	21,961,607	18,437,408

Effect of Dilutive Securities:
Common Stock Warrants	-	-	-	2,347,830
Convertible Preferred Stock	-	-	-	354,107

Weighted Average Number of Common Shares and Dilutive Potential Common Stock Used in Diluted Income (Loss) Per Share	22,018,906	19,720,478	21,961,607	21,139,345

Anti-Dilutive Equity Awards Excluded from Effect of Dilutive Securities	3,060,951	4,422,728	3,060,951	-

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 was applied prospectively for periods beginning the quarter ended March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the six months ended June 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

2.  ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Company did not acquire any properties during the six months ended June 30, 2015. Property acquisitions in the six months ended June 30, 2014 are as follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed(2)

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$ 112,500	(1)	$ 3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-
May 19, 2014	Goodwill Nursing Home	Macon, Georgia	800,000		4,813,346

(1)The purchase price for this property included the issuance of 150,000 shares of the Company’s common stock valued at $112,500.

(2)Does not include new financing in the form of unsecured subordinated debt.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows:

June 30, 2014
Assets Acquired:
Cash	$38,335
RestrictedCash	44,908
PropertyandEquipment	15,122,046
15,205,289
LiabilitiesAssumed:
AccountsPayableandOtherAccruedLiabilities	(258,012)
Due to Related Parties	(31,199)
Lease Security Deposit	(128,000)
Debt	(8,293,346)
Noncontrolling Interest	(582,232)
(9,292,789)

Net Assets Acquired	$5,912,500

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395 for the six months ended June 30, 2014.  The Company has also recognized a loss from operations for the six months ended June 30, 2014 approximating $35,000 related to Wood Moss.  The Company has presented these results as a component of income from continuing operations.

For the three and six months ended June 30, 2015 and 2014, total revenues and net income for properties acquired during the six months ended June 30, 2014, which are included in our consolidated statements of operations, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$369,574	$88,141	$637,956	$97,808
Net Income (Loss)	$124,020	$(16,479)	$33,642	$2,375,916	(1)

(1)The purchase price allocation related to the acquisition of Southern Hills Retirement Center resulted in a bargain purchase gain of $3 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Revenues	$ 1,162,359	$ 964,283	$ 2,285,673	$ 1,936,942
Net Income (Loss)	(90,362)	(259,818)	(307,679)	2,490,159
Net Income (Loss) Attributable to Common Stockholders	(121,890)	(269,970)	(361,693)	2,422,107
Net Income(Loss)Per Share Attributable to Common Stockholders-Basic	(0.01)	(0.01)	(0.02)	0.13
Net Income (Loss) Per Share Attributable to Common Stockholders - Diluted	(0.01)	(0.01)	(0.02)	0.11

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

Limestone LLC owned 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia.  The Company extended a loan to Limestone LLC as described in Note 6.  On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.  As of June 30, 2015, the Company’s carrying amount under the equity method was $0.

4.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Land	$ 1,611,000	$ 1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	38,634,523	35,610,445
Furniture, Fixtures and Equipment	1,051,473	1,037,436
Construction in Progress	-	2,716,287
	41,496,996	41,175,168
Less Accumulated Depreciation	(1,526,536)	(915,811)
	$ 39,970,460	$ 40,259,357

Effective April 1, 2015, construction in progress in the amount of $3,024,079 related to the Southern Hills assisted living facility was placed in operation and is being depreciated.

5.  NOTE RECEIVABLE

Note Receivable - Healthcare Management of Oklahoma, LLC

On July 15, 2014, the Company entered into a $363,404 revolving line of credit with Healthcare Management of Oklahoma, LLC to be utilized for working capital needs related to the operation of the Southern Hills skilled nursing facility.  The note matured on July 14, 2015 and earned interest at a fixed rate of 8%.  The note was secured by accounts receivable and third-party personal guarantees.

On March 1, 2015, the Company entered into a revolving loan, replacing the note described above, in the amount of $250,000 which earns interest at a fixed rate of 8%.  All unpaid principal and interest is due to the Company on February 29, 2016.  The note is secured by all tangible and intangible property of the borrower.

As of June 30, 2015 and December 31, 2014, amounts outstanding totaled $250,000 and $0, respectively.

6.  NOTES RECEIVABLE - RELATED PARTIES

Notes Receivable - Related Parties consists of the following:

	June 30, 2015	December 31, 2014

Note Receivable - Gemini Gaming, LLC	$585,216	$590,500
Note Receivable - Limestone Assisted Living, LLC	-	496,322
Note Receivable - GL Investors, LLC	100,000	100,000
	$685,216	$1,186,822

Note Receivable - Gemini Gaming, LLC

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount is accreted into earnings using the interest method over the term of the note.  For the three months ended June 30, 2015 and 2014, $5,564 and $5,495, respectively, has been accreted into earnings.  For the six months ended June 30, 2015 and 2014, $11,113 and $11,031, respectively, has been accreted into earnings.

Note Receivable - Limestone Assisted Living, LLC

The Company extended a loan to Limestone Assisted Living, LLC in the principal amount of $550,000 which was repayable, together with interest at the rate of 10% per annum, on or before the earlier of (i) August 31, 2014 or (ii) from the proceeds of the sale of the Limestone Assisted Living facility.  The obligation of Limestone LLC to repay the loan was secured by the personal guarantee of Christopher Brogdon.  Proceeds from the loan were used by Limestone LLC to repay and retire a loan in the principal amount of $500,000, plus accrued and unpaid interest, owed to an unaffiliated third party.

The loan was not paid by Limestone LLC as of August 31, 2014 which constituted an event of default.  The maturity date of the loan was extended by agreement to August 31, 2015.

On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.

Note Receivable - GLN Investors, LLC

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

7.  DEBT

The following is a summary of the Company’s debt outstanding as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,377,717	13,660,830
Variable-Rate Mortgage Loans	8,128,430	8,216,660
Bonds Payable	5,700,000	5,700,000
Other Debt - Related Parties	5,980,000	6,910,000
	37,386,147	37,687,490
Less Unamortized Discount	75,310	76,616

	$37,310,837	$37,610,874

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes.  As of June 30, 2015, none of the Notes have been converted into common stock.

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

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents.  Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon.  Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	June 30, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home	$ 4,200,000	$ 3,841,325	$ 3,872,112	6.25% Fixed	August 29, 2015 (1)
Goodwill Nursing Home	4,976,316	4,668,610	4,735,516	5.50% Fixed	December 28, 2015
Warrenton Nursing Home	2,720,000	2,598,052	2,639,469	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,257,865	-	5.50% Fixed	January 16, 2020
Edwards Redeemer Health & Rehab	1,501,500	-	1,361,728	4.25% Fixed	Repaid on January 16, 2015
Southern Hills Retirement Center	1,750,000	1,011,865	1,052,005	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,702,010	1,717,330	Prime Plus 0.50%/6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,702,175	1,722,423	Prime Plus 0.50%/6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,724,245	4,776,907	PrimePlus1.50%/5.75%Floor	August 3, 2037

		$ 22,506,147	$ 21,877,490

(1)On July 15, 2015, the maturity date was extended to August 29, 2015 by the lender to allow time complete a renewal.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants.  As of June 30, 2015, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 75% membership interest.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of June 30, 2015.  As of June 30, 2015, restricted cash of $524,561 is related to these bonds.

Other Debt - Related Parties

Other debt due to related parties at June 30, 2015 and December 31, 2014 includes unsecured notes payable issued to entities controlled by Christopher Brogdon used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	June 30, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$ 2,180,000(4)	$ 2,155,000	$ 2,180,000	13.0% (1) Fixed	July 1, 2016 (2)
Edwards Redeemer Health & Rehab	880,000	-	880,000	12.0% Fixed	Repaid on January 23, 2015
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016 (3)
Providence of Greene Point Healthcare Center	1,150,000	1,125,000	1,150,000	10.0% Fixed	October 1, 2016
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016

		$ 5,980,000	$ 6,910,000

(1)The interest rate on this note increased to 13% per annum effective January 1, 2015.

(2)The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note are entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(3)The subordinated note on Sparta matured on August 1, 2015.  Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(4)The Company is the holder of a $800,000 beneficial interest in the Goodwill subordinated note.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

2015	$8,698,089
2016	9,738,888
2017	4,473,879
2018	2,643,141
2019	289,340
2020 and Thereafter	11,542,810

$37,386,147

8.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company’s Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share and does not bear dividends.

As of June 30, 2015 and December 31, 2014, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of June 30, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,377 were declared and paid on June 30, 2015.  All quarterly dividends previously declared have been paid.

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

A dividend of $0.01 per outstanding share of common stock (a total of $218,317) was declared in March 2015 and paid in April 2015.  In June 2015, a dividend of $0.01 per outstanding share of common stock (a total of $219,208) was declared and paid in July 2015.

Restricted Stock Awards

On January 2, 2015, the Company issued a restricted stock award of 33,333 shares of common stock to each of its five directors with a fair value of $0.90 per share in consideration of services provided.  The shares vested immediately.  The Company also issued a restricted stock award of 50,000 shares of common stock to an executive officer valued at $1.00 per share in consideration of services provided.  The shares vest over a period of three years.  Stock based compensation related to the restricted stock awards of $4,167 and $158,332 was recognized for the three and six months ended June 30, 2015.  As of June 30, 2015, there was $41,666 of unrecognized stock based compensation expense related to nonvested restricted stock awards which is expected to be recognized over 2.5 years.

Common Stock Warrants

As of June 30, 2015, the Company had 2,862,739 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.76.  Activity related to common stock warrants follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at January 1, 2015	3,541,731	$0.74
Exercised	(22,242)	0.65
Cashless Exercise	(466,300)	0.75
Expired	(190,450)	0.50

Balance at June 30, 2015	2,862,739	$0.76

9.  COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC.  The total minimum rentals under this lease total $25,362 through termination of the lease agreement in July 2015. As part of the split-off, Gemini Gaming, LLC assumed the lease liability and agreed to indemnify the Company from any liability therefrom.  In addition, Casinos U.S.A, Inc., a wholly-owned subsidiary of Gemini Gaming, LLC that owns and operates the Bull Durham Saloon and Casino located in Black Hawk, Colorado, has guaranteed the lease obligation on a joint and several basis with Gemini Gaming, LLC. All rental payments have been made by Gemini Gaming, LLC on a timely basis, and as a result no payments on the contingency have been required through termination of the lease in July 2015.

10.  RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of June 30, 2015 and December 31, 2014, the Company has an advance to Christopher Brogdon in the amount of $53,211.  In addition to the advances above, Christopher Brogdon is affiliated with other companies to which advances have been made or received.  As of June 30, 2015 and December 31, 2014, the Company has unsecured and interest-free, net amounts due from companies affiliated with Christopher Brogdon totaling $380,000 and $300,000, respectively.  These affiliates are related to the Company through common control and ownership of Christopher Brogdon.

Christopher Brogdon is the managing member of Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, Goodwill Investors, LLC,  GLN Investors, LLC and Dodge Investors, LLC.  As described in Note 7, the Company has or had notes payable to these entities.

Clifford Neuman, a director of the Company, is a manager and member of Gemini Gaming, LLC.  As described in Note 6, the Company has a note receivable from Gemini Gaming, LLC.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital LLC, (“GVC”), a registered broker-dealer and FINRA member, to serve as Placement Agent.  GVC was paid a Placement Agent fee in the closings of the offering during 2014 in the amount of $415,627, a non-accountable expense allowance in the amount of $134,392 and expense reimbursement in the amount of $17,088.   Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

11.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia	$ 47,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	27,871	June 30, 2016	None.(5)
Goodwill	62,036	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer	45,062	March 31, 2018	Term may be extended for one additional five year term.
Providence	19,782	June 30, 2016	None.(5)
Greene Pointe	21,185	June 30, 2016	None.(5)
Meadowview	34,195	October 31, 2024	Term may be extended for one additional five year term.
Golden Years	64,200	May 31, 2017	Term may be extended for one additional five year term.
Southern Hills SNF(2)	37,442	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)	21,435	March 31, 2019	None
Southern Hills ILF(4)	-	-	-

(1)Monthly lease income reflects rent income on a straight-line basis over the term of each lease.

(2)Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015.

(3)Lease agreement dated March 19, 2014 with lease payments commencing April 1, 2015.

(4)The Southern Hills ILF is currently under construction and not subject to an operating lease. We expect to lease the ILF with an expected commencement date of January 1, 2016.

(5)The operating leases covering Warrenton, Providence and Greene Pointe expire in June 2016 without renewal options.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease.  Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

2015	$2,232,226
2016	4,119,214
2017	3,030,126
2018	1,264,454
2019	671,000
2020 and Thereafter	2,183,352

$13,500,372

12.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2014 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Statutory Federal Income Tax Rate	34%	34%	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)	(34)	(34)
	-	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

	June 30, 2015	December 31, 2014
Deferred Tax Assets:
Net Operating Loss Carry Forwards	$ 2,895,135	$ 2,852,373
Capital Loss Carryforward	99,137	99,137
Discount on Note Receivable	111,873	115,651
Acquisition Costs	131,482	140,840
	3,237,627	3,208,001
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(216,744)	(167,419)
	(1,236,744)	(1,187,419)

Valuation Allowance	(2,000,883)	(2,020,582)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at June 30, 2015 and December 31, 2014 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $8,383,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the six month period ended June 30, 2015 approximated $285,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2015.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of June 30, 2015, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30 follows:

	2015	2014
Acquisition of Membership Interests in Exchange for Common Stock	$232,574	$112,500
Distribution of Common Stock to Noncontrolling Interest	20,739	-
Notes Payable and Accrued Interest Converted to Common Stock	-	153,432
Conversion of Series D Preferred Stock to Common Stock	-	325,000
Common Stock Issued to an Employee at Fair Value	-	45,115
Cashless Exercise of Warrants to Purchase Common Stock	5,245
Dividends Declared on Common Stock	219,158	-
Noncash Net Assets Acquired Upon Acquisition of Properties	-	5,874,165

15.  SUBSEQUENT EVENTS

In July 2015, we issued an aggregate of 17,442 shares of common stock to each of our two newly appointed directors in payment of their semi-annual retainer under the previously approved Director Compensation Plan.

On July 31, 2015, we paid a cash dividend to all holders of our common stock on July 22, 2015, the record date, in the amount of $0.01 per share.

Subsequent to June 30, 2015, a single purpose limited liability company formed by the Company for that purpose, TNH Acquisition, LLC, entered into a definitive Stock Purchase Agreement for the purchase of a skilled nursing facility consisting of 112 licensed beds in two buildings located in Ridgeway, South Carolina.  The purchase price for the facility is $3.0 million.  Consummation of the transaction is subject to numerous conditions customary to transactions of this nature, which is scheduled to close on or before September 30, 2015, which date may be extended to October 31, 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;

•changes in national and local economic conditions in the real estate and healthcare markets specifically;

•legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•the availability of debt and equity capital;

•changes in interest rates;

•competition in the real estate industry; and,

•the supply and demand for operating properties in our market areas.

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

Acquisitions

We did not acquire any properties during the six month period ended June 30, 2015.  A summary of our properties acquired during the six month period ended June 30, 2014 follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed(2)

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$112,500	(1)	$3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-
May 19, 2014	Goodwill Nursing Home	Macon, Georgia	800,000		4,813,346

(1)The purchase price for this property included the issuance of 150,000 shares of the Company’s common stock valued at $112,500.

(2)Does not include new financing in the form of unsecured subordinated debt.

Dispositions

Effective March 10, 2014, the Company sold its 100% interest in Scottsburg Healthcare Center. The purchaser was 1350 N. Todd Drive, LLC, an Indiana limited liability company, under a Purchase Agreement originally dated October 9, 2008, as amended and assigned.  The sales price was $3.6 million, subject to closing adjustments.

Properties

As of June 30, 2015, we owned nine long-term care facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at June 30, 2015

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	99.825%	3/15/2013	28,808	$5,000,000	$3,841,325

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	3,500,000	2,598,052

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	2,000,000	6,711,865

Goodwill Nursing Home	Macon, GA	83.164%(2)	5/19/2014	46,314	7,185,000	6,823,610

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	3,142,233	2,257,865

Providence of Sparta Nursing Home	Sparta, GA	98.587%(3)	9/16/2014	19,441	2,836,930	2,752,010

Providence of Greene Point Healthcare Center	Union Point, GA	100%	9/16/2014	26,948	2,948,253	2,827,175

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	75.5%	9/16/2014	40,737	6,742,767	6,374,245

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$570,000	6/30/2017

Warrenton Health and Rehabilitation	334,448	6/30/2016(4)

Southern Hills Retirement Center(1)	660,000	3/31/2019

Goodwill Nursing Home	734,400	12/31/2017

Edwards Redeemer Health & Rehab	540,000	3/31/2018

Providence of Sparta Nursing Home	237,372	6/30/2016(4)

Providence of Green Point Healthcare Center	254,220	6/30/2016(4)

Meadowview Healthcare Center	361,000	10/31/2024

Golden Years Manor Nursing Home	763,000	5/31/2017

(1)Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements.  Lease revenues for the SNF and ALF began in February 1, 2015 and April 1, 2015, respectively.  Lease revenues for the ILF are expected to commence in January 2016 as construction activities related to the facility are completed.  On the date acquired, the ALF and ILF were vacant and in need of renovation.  The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

(2)The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note are entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(3)The subordinated note on Sparta matured on August 1, 2015.  Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(4)The operating leases covering Warrenton, Sparta and Greene Pointe expire in June 2016 without renewal options.  The Company is evaluating its alternatives and is confident that it will be able to relet these facilities without any business interruption.

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

Results of Operations - Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Rental revenues for the three month periods ended June 30, 2015 and 2014 totaled $1,162,359 and $311,753, respectively, an increase of $850,606.  For the three months ended June 30, 2015, we recognized rental revenues on all nine properties with the exception of our independent living facility in Tulsa, Oklahoma.  Rental revenues for our Tulsa, Oklahoma independent living facility will be recognized after renovations have been completed.  For the three months ended June 30, 2014, we recognized rental revenues primarily from the lease of our Eastman and Warrenton, Georgia properties.

General and administrative expenses were $316,102 (which includes a non-recurring real property tax expense for Southern Hills in the amount of $108,000) and $274,336 for the three month periods ended June 30, 2015 and 2014, respectively, an increase of $41,766.  This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements.

Depreciation expense increased $208,591 from $97,423 for the three months ended June 30, 2014 to $306,014 for three months ended June 30, 2015.  The increase is due to the addition of properties to our portfolio during 2014. We have not recorded depreciation expense on our independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Interest income increased $2,029 from $22,063 for the three months ended June 30, 2014 to $24,092 recognized for the three months ended June 30, 2015 as a result of increased average balances outstanding related to our note receivable and notes receivable from related parties.

Interest expense increased $509,603 from $148,094 for the three months ended June 30, 2014 to $654,697 for the three months ended June 30, 2015.  The increase in interest expense is attributable to the increase in debt outstanding during the 2015 period compared to the 2014 period.

Results of Operations - Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Rental revenue for the six month periods ended June 30, 2015 and 2014 totaled $2,285,673 and $545,032, respectively, an increase of $1,740,641.  For the six months ended June 30, 2015, we recognized rental revenues on all nine properties with the exception of our independent living facility in Tulsa, Oklahoma.  Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after renovations have been completed.  For the six months ended June 30, 2014, we recognized rental revenues primarily from the lease of our Eastman, Macon and Warrenton, Georgia properties.

General and administrative expenses were $760,468 (which includes a non-recurring real property tax expense for Southern Hills in the amount of $108,000) and $392,598 for the six month periods ended June 30, 2015 and 2014, respectively, an increase of $367,870.  For the six months ended June 30, 2015, general and administrative expenses includes $158,332 of share based compensation related to restricted stock awards granted in January 2015.  For the six months ended June 30, 2014, the Company recognized $47,348 of share based compensation related to stock awards.  This classification also includes salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements.

We expense acquisition costs for properties when acquired.  Acquisition costs for the six month periods ended June 30, 2015 and 2014 totaled $0 and $180,455, respectively.   We did not acquire any properties during the six months ended June 30, 2015.  Acquisition costs for the six month period ended June 30, 2014 related to our acquisition of Southern Hills Retirement Center, a skilled nursing facility located in Tulsa, Oklahoma.  We did not incur acquisition costs related to our acquisition of the membership interests in Wood Moss, LLC, GWH Investors, LLC and Goodwill Hunting, LLC which were acquired from related parties.

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

Depreciation expense increased $442,221 from $168,504 for the six months ended June 30, 2014 to $610,725 for six months ended June 30, 2015.  The increase is due to the addition of properties to our portfolio during 2014. We have not recorded depreciation expense on our independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Interest income increased $11,834 from $51,330 for the six months ended June 30, 2014 to $63,164 recognized for the six months ended June 30, 2015 as a result of increased average balances outstanding related to our note receivable and notes receivable from related parties.

Interest expense increased $971,235 from $367,776 for the six months ended June 30, 2014 to $1,339,011 for the six months ended June 30, 2015.  The increase in interest expense is attributable to the increase in debt outstanding during the 2015 period compared to the 2014 period.  Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $105,867 and $42,254 for the six month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2015, the Company had cash and cash equivalents of $968,179 on hand.  Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand.  Our debt agreements typically have balloon payments due at maturity which are expected to be refinanced upon maturity at market terms.  Our mortgage note related to our Middle Georgia Nursing Home property, with an outstanding balance approximating $3.8 million as of June 30, 2015, matured on May 29, 2015.  The Company entered into a commitment letter dated May 14, 2015 with the existing lender to refinance the debt under similar terms. On July 15, 2015, the lender extended the maturity date of the debt to August 29, 2015 at which time we expect to enter into a new mortgage note.  Our restricted cash approximated $0.5 million as of June 30, 2015 which is to be expended on construction activities and debt service associated with our Southern Hills Retirement Center.

The operating leases covering Warrenton, Goodwill and Greene Pointe expire in June 2016 without renewal options. The Company is evaluating its alternatives and is confident that successor operators will be engage for these facilities without any business interruption.

Cash provided by operating activities was $319,652 for the six months ended June 30, 2015 compared to cash used in operating activities of $785,824 for the six months ended June 30, 2014.  Cash flows provided by operations was primarily impacted by additional rental revenues received from our 2014 acquisitions and the absence of acquisition costs during the six months ended June 30, 2015.

Cash provided by investing activities was $616,494 for the six month period ended June 30, 2015 compared to cash used in investing activities of $3,910,477 for the six month period ended June 30, 2014.  For the six months ended June 30, 2015, we issued a note receivable of $250,000 to a nursing home operator, collected $566,397 from notes receivable to related parties, and received back $500,000 of earnest money on deposit related to a potential acquisition. In addition, there were no acquisitions of properties during the six months ended June 30, 2015 compared to the three acquisitions recorded for the same period in 2014.

Cash used in financing activities was $501,564 for the six months ended June 30, 2015 compared to cash provided by financing activities of $4,093,744 for the six months ended June 30, 2014.  The decrease in cash flows from financing activities is primarily attributable to the completion of our private offering of common stock in March 2014 which resulted in $2.9 million in net cash proceeds.

As of June 30, 2015 and December 31, 2014, our debt balances consisted of the following:

	June 30, 2015	December 31, 2014
Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,377,717	13,660,830
Variable-Rate Mortgage Loans	8,128,430	8,216,660
Bonds Payable, Net of Discount	5,700,000	5,700,000
Other Debt - Related Parties	5,980,000	6,910,000

	$37,386,147	$37,687,490

The weighted average interest rate and term of our fixed rate debt are 7.2% and 5.8 years, respectively, as of June 30, 2015.  The weighted average interest rate and term of our variable rate debt are 5.9% and 13.3 years, respectively, as of June 30, 2015.

We have $8.7 million of debt maturing during the remaining six months of 2015.  While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations.  On May 14, 2015, we entered into a commitment letter with our existing lender to refinance a $3.8 million mortgage note under similar terms.  The maturity date of the mortgage note was extended to August 29, 2015 by the lender at which date we expect to enter into a new mortgage note.  We expect to refinance the remaining $4.7 mortgage loan maturing in 2015 as the associated property meets loan to value requirements currently being employed in commercial lending markets.  In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants.  As of June 30, 2015, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 75% membership interest.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of June 30, 2015, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$34,186,147	$8,951,438	$10,978,553	$4,782,726	$9,473,430
Notes and Bonds Payable - Interest	14,599,473	2,050,124	2,109,036	1,568,835	8,871,478
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	467,996	209,129	258,867	-	-
Total	$52,453,616	$11,210,691	$16,546,456	$6,351,561	$18,344,908

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

Off-Balance Sheet Arrangements

We have a contingent liability for rental payments on a long-term lease related to the casino operations split-off and sold to Gemini Gaming, LLC. The total minimum rentals under this lease total $25,362 through termination of the lease agreement in July 2015.  No payments on the contingency were required.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in U.S. GAAP. As allowed by U.S. GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in U.S. GAAP is not required. For the six months ended June 30, 2015, there were no triggering events that required a test of impairment of goodwill.

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

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 was applied prospectively for periods beginning the quarter ended March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the six months ended June 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

SUBSEQUENT EVENTS

In July 2015, we issued an aggregate of 17,442 shares of common stock to each of our two newly appointed directors in payment of their semi-annual retainer under the previously approved Director Compensation Plan.

On July 31, 2015, we paid a cash dividend to all holders of our common stock on July 22, 2015, the record date, in the amount of $0.01 per share.

Subsequent to June 30, 2015, a single purpose limited liability company formed by the Company for that purpose, TNH Acquisition, LLC, entered into a definitive Stock Purchase Agreement for the purchase of a skilled nursing facility consisting of 112 licensed beds in two buildings located in Ridgeway, South Carolina.  The purchase price for the facility is $3.0 million.  Consummation of the transaction is subject to numerous conditions customary to transactions of this nature, which is scheduled to close on or before September 30, 2015, which date may be extended to October 31, 2015.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

None .

Item 1A.

Risk Factors

None, except as previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1Certification of Chief Executive Officer Pursuant to Section 302 of

Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer Pursuant to Section 302 of

Sarbanes-Oxley Act of 2002

32.Certification of Chief Executive Officer and Chief Financial Officer Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: August 14, 2015	By __/s/ Christopher Brogdon
Christopher Brogdon, President

Date: August 14, 2015	By: _/s/ Philip S. Scarborough________
Philip S. Scarborough, Chief Financial Officer