Form 10-Q
period 2015-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2015-11-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

Yes [  ] No [X  ]

As of November 12, 2015, the Registrant had 22,238,837 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS

Property and Equipment, Net	$ 39,638,926	$ 40,259,357
Cash and Cash Equivalents	456,464	533,597
Advances to Related Parties, Net of Allowance	53,211	353,211
Restricted Cash	544,783	904,157
Note Receivable	350,000	-
Notes Receivable - Related Parties, Net of Discount	682,472	1,186,822
Prepaid Expenses, Deferred Loan Costs, and Other	1,367,076	1,490,634
Goodwill	1,750,454	1,750,454

Total Assets	$ 44,843,386	$ 46,478,232

LIABILITIES AND EQUITY
Liabilities
Debt, Net	$ 36,394,727	$ 36,810,874
Accounts Payable and Accrued Liabilities	382,819	268,942
Dividends Payable	7,561	-
Lease Security Deposits	249,543	176,667

Total Liabilities	37,034,650	37,256,483

Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 22,238,837 and 21,640,051 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, Respectively	1,111,942	1,082,003
Additional Paid-In Capital	8,656,941	8,540,520
Retained Earnings (Accumulated Deficit)	(1,319,816)	212,573
Total Global Healthcare REIT, Inc. Stockholders’ Equity	9,225,067	10,611,096

Noncontrolling Interests	(1,416,331)	(1,389,347)

Total Equity	7,808,736	9,221,749

Total Liabilities and Equity	$ 44,843,386	$ 46,478,232

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Rental Revenue	$ 978,648	$ 453,600	$ 3,264,321	$ 998,632
Expenses
General and Administrative	276,478	188,196	1,036,946	580,794
Acquisition Costs	1,950	68,725	1,950	249,180
Bad Debt	380,000	-	380,000	-
Loss on Sale of Property and Equipment	-	-	-	381,395
Depreciation	338,355	177,146	949,080	345,650
Total Expenses	996,783	434,067	2,367,976	1,557,019
Income (Loss) from Operations	(18,135)	19,533	896,345	(558,387)
Other (Income) Expense
Bargain Purchase Gain	-	-	-	(3,000,000)
Interest Income	(19,660)	(52,250)	(82,824)	(103,580)
Interest Expense	735,843	199,998	2,074,854	567,774
Total Other (Income) Expense	716,183	147,748	1,992,030	(2,535,806)
Equity in Income (Loss) from Unconsolidated Partnership	-	(22,076)	53,688	(37,501)
Net Income (Loss)	(734,318)	(150,291)	(1,041,997)	1,939,918
Net (Income) Loss Attributable to Noncontrolling Interests	11,963	(11,848)	(27,174)	(21,965)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(722,355)	(162,139)	(1,069,171)	1,917,953
Series D Preferred Dividends	(7,561)	(12,061)	(22,438)	(35,342)
Net Income (Loss) Attributable to Common Stockholders	$ (729,916)	$ (174,200)	$ (1,091,609)	$ 1,882,611
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$ (0.03)	$ (0.01)	$ (0.05)	$ 0.10
Diluted	$ (0.03)	$ (0.01)	$ (0.05)	$ 0.09
Weighted Average Common Shares Outstanding:
Basic	22,259,569	19,960,494	22,062,308	18,950,343
Diluted	22,259,569	19,960,494	22,062,308	21,835,748

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2014, as Previously Reported	200,500	$ 401,000	375,000	$ 375,000	21,640,051	$ 1,082,003	$ 8,540,520	$ 212,573	$ 10,611,096	$ (2,189,347)	$ 8,421,749
Immaterial Correction	-	-	-	-	-	-	-	-	-	800,000	800,000
Balance, December 31, 2014, as Revised	200,500	401,000	375,000	$ 375,000	21,640,051	1,082,003	8,540,520	212,573	10,611,096	(1,389,347)	9,221,749
Stock Based Compensation - Restricted Stock Awards	-	-	-	-	251,549	12,578	217,421	-	229,999	-	229,999
Forfeiture of Restricted Stock Award	-	-	-	-	(50,000)	(2,500)	(47,500)	-	(50,000)	-	(50,000)
Common Stock Issued for Compensation	-	-	-	-	16,601	830	13,837	-	14,667	-	14,667
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,438)	(22,438)	-	(22,438)
Common Stock Dividends	-	-	-	-	-	-	-	(440,780)	(440,780)	-	(440,780)
Exercise of Common Stock Warrants	-	-	-	-	22,422	1,121	13,452	-	14,573	-	14,573
Cashless Exercise of Common Stock Purchase Warrants	-	-	-	-	104,901	5,245	(5,245)	-	-	-	-
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-	232,574	11,629	(95,247)	-	(83,618)	83,618	-
Distribution of Common Stock to Noncontrolling Interests	-	-	-	-	20,739	1,036	19,703	-	20,739	(20,739)	-
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	(117,037)	(117,037)
Net Income (Loss)	-	-	-	-	-	-	-	(1,069,171)	(1,069,171)	27,174	(1,041,997)
Balance, September 30, 2015	200,500	$ 401,000	375,000	$ 375,000	22,238,837	$ 1,111,942	$ 8,656,941	$ (1,319,816))	$ 9,225,067	$ (1,416,331)	$ 7,808,736

See accompanying notes to consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net Income (Loss)	$ (1,041,997)	$ 1,939,918
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	949,080	345,650
Amortization and Accretion	115,463	19,644
Bad Debt Expense	380,000	-
Increase in Straight Line Rent Receivable	(156,010)	(15,504)
Bargain Purchase Gain	-	(3,000,000)
Loss on Sale of Property and Equipment	-	381,395
Stock Based Compensation	194,666	47,348
Equity in (Income) Loss from Unconsolidated Partnership	(53,688)	37,501
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts Payable and Accrued Liabilities	113,877	(421,579)
Lease Security Deposits	72,876	(28,000)
Other	(205,161)	(11,849)

Net Cash Provided by (Used in) Operating Activities	369,106	(705,476)

Cash Flows from Investing Activities
Issuance of Note Receivable	(350,000)	-
Issuance of Notes Receivable - Related Parties	-	(650,000)
Collections on Notes Receivable - Related Parties	574,719	23,628
Net Advances from/to Related Parties	(80,000)	(471,140)
Change in Restricted Cash	205,703	(1,103,766)
Earnest Money on Deposit	450,000	-
Acquisitions of Property and Equipment, Net of Cash Acquired	-	(5,756,275)
Capital Expenditures for Property and Equipment	(328,651)	(1,697,462)
Proceeds from Sale of Property and Equipment	-	3,414,000

Net Cash Provided by (Used in) Investing Activities	471,771	(6,241,015)

Cash Flows from Financing Activities
Proceeds from Debt	2,303,815	10,321,860
Payments on Debt	(2,721,921)	(5,677,330)
Change in Restricted Cash	153,671	(456,103)
Deferred Loan Costs Paid	(95,455)	(608,505)
Proceeds from Common Stock Offering	-	3,190,717
Offering Costs Paid	-	(285,501)
Exercise of Common Stock Warrants	14,573	182,764
Dividends Paid on Common Stock	(440,780)	(198,727)
Dividends Paid on Preferred Stock	(14,876)	(35,342)
Distributions to Noncontrolling Interests	(117,037)	(96,466)

Net Cash (Used in) Provided by Financing Activities	(918,010)	6,337,367

Net Decrease in Cash and Cash Equivalents	(77,133)	(609,124)

Cash and Cash Equivalents, Beginning of Period	533,597	1,180,192

Cash and Cash Equivalents, End of Period	$ 456,464	$ 571,068

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $105,867 and $118,098 for the Nine Months Ended September 30, 2015 and 2014, Respectively	$ 1,814,781	$ 535,161

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers.  As of September 30, 2015, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (VIEs) for which the Company has determined itself to be the primary beneficiary.  Third-party equity interests in subsidiaries and VIEs are recognized as noncontrolling interests in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

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

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Basis of Presentation (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Funds Held in Escrow Related to Construction Projects	$ 7	$ 205,710
Funds Held in Escrow Under the Terms of Notes or Bonds Payable for Purposes of Paying Future Debt Service Costs	544,776	698,447

	$ 544,783	$ 904,157

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at September 30, 2015 and December 31, 2014 were $501,915 and $968,117, respectively.  The Company believes the financial institutions it uses are creditworthy and stable.  The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method which approximates the effective interest method. Amortization expense for the three months ended September 30, 2015 and 2014 totaled $22,704 and $12,186, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $127,195 and $36,557, respectively. Accumulated amortization totaled $238,523 and $100,431 as of September 30, 2015 and December 31, 2014, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  There were no triggering events that required a test of impairment of goodwill during the nine months ended September 30, 2015.

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s leases are subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental revenue on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the consolidated balance sheets and totaled $292,047 and $136,037 as of September 30, 2015 and December 31, 2014, respectively. Adjustments to reflect rental revenue on a straight-line basis totaled $156,010 and $15,504 for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

The Company will elect to be taxed as a REIT at such a time as the Board of Directors, with the consultation of professional advisors, determines the Company qualifies as a REIT under applicable provisions of the Internal Revenue Code and that such election is appropriate under the circumstances.  The Company cannot predict for which tax year that election will be made.  Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if their effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock.

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Income (Loss) Per Common Share (Continued)

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted income (loss) per share as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted Average Number of Common Shares Used in Basic Income (Loss) Per Share	22,259,569	19,960,494	22,062,308	18,950,343

Effect of Dilutive Securities:
Common Stock Warrants	-	-	-	2,531,297
Convertible Preferred Stock	-	-	-	354,108

Weighted Average Number of Common Shares and Dilutive Potential Common Stock Used in Diluted Income (Loss) Per Share	22,259,569	19,960,494	22,062,308	21,835,748

Anti-Dilutive Equity Awards Excluded from Effect of Dilutive Securities	3,296,736	4,454,743	3,296,736	-

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Immaterial Correction

During the third quarter of 2015, the Company revised previously reported amounts due to an error related to an overstatement of debt and a corresponding understatement in noncontrolling interests.  In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 250, “Accounting Changes and Error Corrections”, the Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior period interim and annual consolidated financial statements.  The correction of the immaterial error resulted in a decrease to Debt, Net of $800,000 and a corresponding increase for the same amount to Noncontrolling Interests in the Company’s Consolidated Balance Sheets as of December 31, 2014.  This immaterial correction of an error had no impact on the Company’s Consolidated Statements of Operations or Cash Flows in any period.

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Issued Accounting Pronouncements

During April 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 was applied prospectively for periods beginning the quarter ended March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the nine months ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

2.  ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Company did not acquire any properties during the nine months ended September 30, 2015. Property acquisitions in the nine months ended September 30, 2014 are as follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed(5)

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$ 112,500	(1)	$3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-
May 19, 2014	Goodwill Nursing Home	Macon, Georgia	800,000		4,813,346
September 16, 2014	Edwards Redeemer Health & Rehabilitation	Oklahoma City, Oklahoma	491,487	(2)	2,254,581
September 16, 2014	Providence of Sparta Nursing Home	Sparta, Georgia	61,930	(3)	2,775,000
September 16, 2014	Providence of Greene Pointe Healthcare Center	Union Point, Georgia	73,253	(4)	2,875,000
September 30, 2014	Meadowview Healthcare Center	Seville, Ohio	3,000,000		-

(1)

The purchase price for this property included the issuance of 150,000 shares of the Company’s common stock valued at $112,500.

(2)

The purchase price for this property was paid through forgiveness of an advance owed to the Company by Christopher Brogdon.

(3)

The purchase price for this property included the issuance of 61,930 shares of the Company’s common stock valued at $61,930.

(4)

The purchase price for this property included the issuance of 73,253 shares of the Company’s common stock valued at $73,253.

(5)

Does not include new financing in the form of unsecured subordinated debt.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows:

Assets Acquired:
Cash	$ 43,725
Restricted Cash	44,908
Property and Equipment	27,059,964

27,148,597

Liabilities Assumed:
Accounts Payable and Accrued Liabilities	(313,736)
Due to Related Parties	(31,199)
Lease Security Deposits	(144,667)
Debt	(16,197,927)
Noncontrolling Interests	(921,898)

(17,609,427)

Net Assets Acquired	$ 9,539,170

2.  ACQUISTIONS OF CONSOLIDATED PROPERTIES (CONTINUED)

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395 for the nine months ended September 30, 2014.  The Company also recognized a loss from operations for the nine months ended September 30, 2014 approximating $35,000 related to Wood Moss.  The Company has presented these results as a component of income from continuing operations.

For the three and nine months ended September 30, 2015 and 2014, total revenues and net income for properties acquired during the nine months ended September 30, 2014, which are included in our consolidated statements of operations, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$ 574,308	$ 226,987	$ 1,996,150	$ 315,128
Net Income (Loss)	$ (122,791)	$ (118,134)	$ 55,063	$ 2,642,539	(1)

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

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Revenues	$ 771,258	$ 2,198,302
Net Income (Loss)	(61,600)	2,147,427
Net Income (Loss) Attributable to Common Stockholders	(104,720)	2,040,097
Net Income (Loss) Per Share Attributable to Common Stockholders - Basic	0.00	0.11
Net Income (Loss)Per Share Attributable to Common Stockholders - Diluted	$ 0.00	$ 0.09

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

Limestone LLC owned 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia.  The Company extended a loan to Limestone LLC as described in Note 6.  On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.  As of September 30, 2015, the Company’s carrying amount under the equity method was $0.

4.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Land	$ 1,611,000	$ 1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	38,641,344	35,610,445
Furniture, Fixtures and Equipment	1,051,473	1,037,436
Construction in Progress	-	2,716,287

	41,503,817	41,175,168
Less Accumulated Depreciation	(1,864,891)	(915,811)

	$ 39,638,926	$ 40,259,357

Effective April 1, 2015, construction in progress in the amount of $3,024,079 related to the Southern Hills assisted living facility was placed in operation and the property is being depreciated.

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

On March 1, 2015, the Company entered into a revolving loan, replacing the note described above, in the amount of $250,000 which earns interest at a fixed rate of 8%.  All unpaid principal and interest is due to the Company on February 29, 2016.  The note is secured by all tangible and intangible property of the borrower. On July 22, 2015, the revolving loan was amended to increase the principal amount to $350,000.

As of September 30, 2015 and December 31, 2014, amounts outstanding totaled $350,000 and $0, respectively.

6.  NOTES RECEIVABLE - RELATED PARTIES

Notes Receivable - Related Parties consists of the following:

	September 30, 2015	December 31, 2014
Notes Receivable
Gemini Gaming, LLC	$ 582,472	$ 590,500
Limestone Assisted Living, LLC	-	496,322
GL Investors, LLC	100,000	100,000

	$ 682,472	$ 1,186,822

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148. The discount is accreted into earnings using the interest method over the term of the note. For the three months ended September 30, 2015 and 2014, $5,578 and $5,514, respectively, has been accreted into earnings. For the nine months ended September 30, 2015 and 2014, $16,691 and $16,526, respectively, has been accreted into earnings.

6.  NOTES RECEIVABLE - RELATED PARTIES (CONTINUED)

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

Note Receivable - GL Investors, LLC

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

7.  DEBT

The following is a summary of the Company’s debt outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,296,914	13,660,830
Variable-Rate Mortgage Loans	8,092,470	8,216,660
Bonds Payable	5,700,000	5,700,000
Other Debt - Related Parties	5,180,000	6,110,000

	36,469,384	36,887,490

Less Unamortized Discount	74,657	76,616

	$ 36,394,727	$ 36,810,874

7.  DEBT (CONTINUED)

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes.  As of September 30, 2015, none of the Notes have been converted into common stock.

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

7.  DEBT (CONTINUED)

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents.  Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon.  Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	September 30, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home	$ 4,200,000	$ 3,841,325	$ 3,872,112	6.25% Fixed	October 4, 2018 (1)
Goodwill Nursing Home	4,976,316	4,617,008	4,735,516	5.50% Fixed	December 28, 2015
Warrenton Nursing Home	2,720,000	2,591,256	2,639,469	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,259,106	-	5.50% Fixed	January 16, 2020
Edwards Redeemer Health & Rehab	1,501,500	-	1,361,728	4.25% Fixed	Repaid on January 16, 2015
Southern Hills Retirement Center	1,750,000	988,219	1,052,005	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,694,457	1,717,330	Prime Plus 0.50%/6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,699,557	1,722,423	Prime Plus 0.50%/6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,698,456	4,776,907	Prime Plus 1.50%/5.75% Floor	August 3, 2037

		$ 22,389,384	$ 21,877,490

(1)

On November 4, 2015, the Company renewed a mortgage loan in the amount of $3,857,401 related to its Middle Georgia Nursing Home which matures on October 4, 2018.  As a result of the renewal, the mortgage loan’s interest rate decreases from 6.25% to 5.50%.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants.  As of September 30, 2015, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

7.  DEBT (CONTINUED)

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of September 30, 2015.  As of September 30, 2015, restricted cash of $544,783 is related to these bonds.

Other Debt - Related Parties

Other debt due to related parties at September 30, 2015 and December 31, 2014 includes unsecured notes payable issued to entities controlled by Christopher Brogdon used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	September 30, 2015	December 31, 2014	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$ 1,380,000	$ 1,355,000	$ 1,380,000	13.0% (1) Fixed	July 1, 2016 (2)
Edwards Redeemer Health & Rehab	880,000	-	880,000	12.0% Fixed	Repaid on January 23, 2015
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016 (3)
Providence of Greene Point Healthcare Center	1,150,000	1,125,000	1,150,000	10.0% Fixed	October 1, 2016(4)
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016

		$ 5,180,000	$ 6,110,000

(1)

The interest rate on this note increased to 13% per annum effective January 1, 2015.

(2)

The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note are entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(3)

The subordinated note on Sparta matured on August 1, 2015.  Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(4)

The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note are entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

7.  DEBT (CONTINUED)

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

2015	$ 8,553,424
2016	8,944,337
2017	4,463,764
2018	2,657,830
2019	289,340
2020 and Thereafter	11,560,689

$36,469,384

8.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.

Series A Convertible Redeemable Preferred Stock

The Company’s Board of Directors has authorized 2,000,000 shares of $2.00 stated value, Series A Preferred Stock.  The preferred stock has a senior liquidation preference value of $2.00 per share, has no voting or redemption rights and does not accrue dividends.

As of September 30, 2015 and December 31, 2014, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of September 30, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,561 were declared on September 30, 2015.  All quarterly dividends previously declared have been paid.

8.  STOCKHOLDERS’ EQUITY (CONTINUED)

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

A dividend of $0.01 per outstanding share of common stock (a total of $218,317) was declared in March 2015 and paid in April 2015.  In June 2015, a dividend of $0.01 per outstanding share of common stock (a total of $222,463) was declared and paid in July 2015.

The Company issued 16,601 shares of common stock to an officer for compensation during the three months ended September 30, 2015.  The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance.  The fair value of the shares in the amount of $14,667 was recognized as general and administrative expense in the consolidated statements of operations.

The Company issued 44,668 shares of common stock to an employee for compensation during the nine months ended September 30, 2014.  The fair value of common stock issued for compensation was measured at the market price on the date of grant and the fair value of the shares was recognized as general and administrative expense in the consolidated statement of operations on the date of grant.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the nine months ended        September 30, 2015.

Outstanding Non-Vested Restricted Stock Units January 1, 2015	-
Granted	251,549
Vested	(201,549)
Cancelled / Forfeited	(50,000)

Outstanding Non-Vested Restricted Stock Units September 30, 2015	-

In connection with these non-employee director restricted stock grants, the Company recognized stock-based compensation of $21,667 and $179,999 for the three and nine months ended September 30, 2015.  There was no restricted stock unit activity during the nine months ended September 30, 2014.

8.  STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Warrants

As of September 30, 2015, the Company had 2,862,739 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.76.  Activity related to common stock warrants follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at January 1, 2015	3,541,731	$ 0.74
Exercised	(22,242)	0.65
Cashless Exercise	(466,300)	0.75
Expired	(131,453)	0.50

Balance at September 30, 2015	2,921,736	$ 0.76

9.  RELATED PARTIES

Christopher Brogdon is a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of September 30, 2015 and December 31, 2014, the Company has an advance to Christopher Brogdon in the amount of $53,211.

The Company determined that an advance to a company affiliated with Christopher Brogdon in the amount of $380,000 was no longer collectible.  Accordingly, the Company recorded this amount as a bad debt expense on the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015.  As of December 31, 2014, the advance outstanding totaled $300,000. The Company has been advised that a third party liable to Mr. Brogdon’s affiliate has been sued for collection, but no determination has been made when or how much of the advance will ultimately be recovered.

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

10.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia	$ 48,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	27,871	June 30, 2016	None.(5)
Goodwill	61,200	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer	45,000	March 31, 2018	Term may be extended for one additional five year term.
Providence	19,782	June 30, 2016	None.(5)
Greene Pointe	21,185	June 30, 2016	None.(5)
Meadowview	34,195	October 31, 2024	Term may be extended for one additional five year term.
Golden Years	64,000	May 31, 2017	Term may be extended for one additional five year term.
Southern Hills SNF(2)	35,000	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)	20,000	March 31, 2019	None
Southern Hills ILF(4)	-	-	-

(1)

Monthly lease income reflects rent income on a straight-line basis over the term of each lease.

(2)

Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015.

(3)

Lease agreement dated March 19, 2014. Lease payments were to have commenced on April 1, 2015; however the ALF facility is not yet open and rent payments have not been made.

(4)

The Southern Hills ILF requires renovation and is not subject to an operating lease.

(5)

The operating leases covering Warrenton, Providence and Greene Pointe expire in June 2016 without renewal options. On August 18, 2015, the Company entered into lease agreements with another independent nursing home operator which expire on June 30, 2026.  Initial monthly rents begin at $52,000 for Warrenton and $40,000 for both Providence and Greene Pointe, all of which escalate over the lease term.  The terms may be extended for one additional ten year term.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease.  Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

2015	$ 1,116,113
2016	4,911,214
2017	4,614,126
2018	2,864,294
2019	2,302,838
2020 and Thereafter	13,611,042

$ 29,419,627

11.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.  The Company is open to examination for tax years 1998 through 2014 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Statutory Federal Income Tax Rate	34%	34%	34%	34%
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)	(34)	(34)

	- %	- %	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets are as follows:

	September 30, 2015	December 31, 2014
Deferred Tax Assets:
Net Operating Loss Carryforward	$ 3,135,456	$ 2,852,373
Capital Loss Carryforward	99,137	99,137
Discount on Note Receivable	109,976	115,651
Acquisition Costs	129,076	140,840
	3,473,645	3,208,001
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(187,665)	(167,419)
	(1,207,665)	(1,187,419)

Valuation Allowance	(2,265,980)	(2,020,582)

Net Deferred Tax Asset	$ -	$ -

11.  INCOME TAXES (CONTINUED)

The valuation allowance at September 30, 2015 and December 31, 2014 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the net operating loss carryforward, the Company will need to generate future taxable income of approximately $9,222,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the nine month period ended September 30, 2015 approximated $1,124,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at September 30, 2015.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of September 30, 2015, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

12.  FAIR VALUE MEASUREMENTS (CONTINUED)

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

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs.  These Level 3 inputs can include comparable sales values, discount rates, and capitalization rate assumptions from a third party appraisal or other market sources.

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30 follows:

	2015	2014
Acquisition of Membership Interests in Exchange for Common Stock	$ 83,618	$ 477,950
Distribution of Common Stock to Noncontrolling Interest	20,739	-
Notes Payable and Accrued Interest Converted to Common Stock	-	153,432
Conversion of Series D Preferred Stock to Common Stock	-	325,000
Common Stock Issued to an Employee at Fair Value	13,837	45,115
Cashless Exercise of Warrants to Purchase Common Stock	5,245
Dividends Declared on Preferred Stock	7,561	-
Noncash Net Assets Acquired Upon Acquisition of Properties	-	9,495,445

14.  SUBSEQUENT EVENTS

On November 4, 2015, the Company renewed a mortgage loan in the amount of $3,857,401 related to its Middle Georgia Nursing Home.  The mortgage loan matures on October 4, 2018 and bears interest at an interest rate of 5.50%.  The mortgage loan requires 34 monthly payments of $25,400 and a balloon payment upon maturity approximating $3,590,000.

The Company’s previously announced Stock Purchase Agreement to acquire a skilled nursing facility located in Ridgeway, South Carolina was originally scheduled to close on September 30, 2015. On  November 9, 2015, we executed a First Amendment to Stock Purchase Agreement pursuant to which the closing date was extended to November 30, 2015 in consideration of a non-refundable payment to the seller in the amount of $50,000 and which granted us an option to extend the closing until December 31, 2015 in consideration of another $10,000 non-refundable payment.

On November 6, 2015, we issued 7,616 restricted shares of common stock to an investor in exchange for a 4.5% membership interest in Dodge Investors, LLC.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Acquisitions

We did not acquire any properties during the nine month period ended September 30, 2015. A summary of our properties acquired during the nine month period ended September 30, 2014 follows:

Date Acquired	Property Name	Location	Purchase Price		Debt Assumed(5)

January 27, 2014	Scottsburg Healthcare Center	Scottsburg, Indiana	$ 112,500	(1)	$ 3,480,000
February 7, 2014	Southern Hills Retirement Center	Tulsa, Oklahoma	2,000,000		-
May 19, 2014	Goodwill Nursing Home	Macon, Georgia	800,000		4,813,346
September 16, 2014	Edwards Redeemer Health & Rehabilitation	Oklahoma City, Oklahoma	491,487	(2)	$ 2,254,581
September 16, 2014	Providence of Sparta Nursing Home	Sparta, Georgia	61,930	(3)	$ 2,775,000
September 16, 2014	Providence of Greene Pointe Healthcare Center	Union Point, Georgia	73,253	(4)	$ 2,875,000
September 30, 2014	Meadowview Healthcare Center	Seville, Ohio	3,000,000		-

(1)

The purchase price for this property included the issuance of 150,000 shares of the Company’s common stock valued at $112,500.

(2)

The purchase price for this property was paid through forgiveness of an advance owed to the Company by Christopher Brogdon.

(3)

The purchase price for this property included the issuance of 61,930 shares of the Company’s common stock valued at $61,930.

(4)

The purchase price for this property included the issuance of 73,253 shares of the Company’s common stock valued at $73,253.

(5)

Does not include new financing in the form of unsecured subordinated debt.

Dispositions

Effective March 10, 2014, the Company sold its 100% interest in Scottsburg Healthcare Center to an unaffiliated third party under a Purchase Agreement originally dated October 9, 2008, as amended and assigned.  The sales price was $3.6 million, subject to closing adjustments.

Properties

As of September 30, 2015, we owned nine long-term care facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at September 30, 2015

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$ 5,000,000	$3,841,325

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	3,500,000	2,591,256

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	2,000,000	6,688,219

Goodwill Nursing Home	Macon, GA	78.164%(2)	5/19/2014	46,314	7,185,000	5,972,008

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	3,142,233	2,259,106

Providence of Sparta Nursing Home	Sparta, GA	93.587%(3)	9/16/2014	19,441	2,836,930	2,744,457

Providence of Greene Point Healthcare Center	Union Point, GA	95%(3)	9/16/2014	26,948	2,948,253	2,824,557

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	60.5%	9/16/2014	40,737	6,742,767	6,348,456

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$ 570,000	6/30/2017
Warrenton Health and Rehabilitation	334,448	6/30/2016(4)
Southern Hills Retirement Center(1)	660,000	3/31/2019 and 5/31/2019
Goodwill Nursing Home(2)	734,400	12/31/2017
Edwards Redeemer Health & Rehab	540,000	3/31/2018
Providence of Sparta Nursing Home(3)	237,372	6/30/2016(4)
Providence of Green Point Healthcare Center	254,220	6/30/2016(4)
Meadowview Healthcare Center	410,340	10/31/2024
Golden Years Manor Nursing Home	768,000	5/31/2017

(1)

Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements.  Lease revenues for the SNF began in February 1, 2015. Lease revenues for the ALF were to have begun April 1, 2015; however, additional renovations are required to open the facility.  We expect lease revenues for the ALF to begin January 2016.  Lease revenues for the ILF are expected to commence when needed renovations to the facility are completed.  On the date acquired, the ALF and ILF were vacant and in need of renovation.  The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

(2)

The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note are entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. The Company’s percentage interest gives effect to this equity ratchet; however the Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(3)

The subordinated notes on Sparta and Greene Point matured on August 1, 2015.  Investors in the Sparta and Greene Point notes are entitled to an additional 5% equity in Providence HR, LLC and Wash/Greene, LLC, respectively, every six months if the note is not paid when due. The Company’s percentage ownership in these facilities gives effect to this equity ratchet; however the Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock.  There can be no assurance that these negotiations will be successful.

(4)

The operating leases covering Warrenton, Sparta and Greene Pointe expire in June 2016 without renewal options.  On August 18, 2015, the Company entered into lease agreements with another independent nursing home operator which expire on June 30, 2026.  Initial monthly rents begin at $52,000 for Warrenton and $40,000 for both Providence and Green Pointe, all of which escalate over the lease term.  The terms may be extended for one additional ten year term.

Financings

2013 Private Offering of Common Stock

We commenced a private offering of our common stock, $0.05 par value (“Common Stock”) on December 4, 2013 (the “Offering”).  The Offering consisted of up to 7.5 million shares of Common Stock being offered on a 2,250,000 share, all-or-none, minimum (“Minimum Offering”), 7,500,000 share maximum, best efforts, basis (“Maximum Offering”) at a private offering price of $0.75 per share. We also granted the Placement Agent an over-allotment option to sell an additional 1.5 million shares on the same terms.

On March 14, 2014, we completed the Final Closing of our Private Offering, having sold in the Offering an aggregate of 8,966,688 shares of common stock, including exercise of the Placement Agent’s over-allotment option,  for gross consideration of $6,724,998 consisting of (i) $5,988,653 in cash, (ii) $623,793 in Notes exchanged for common stock and (iii) a 32.5% membership interest in Scottsburg Investors, LLC exchanged for 150,000 shares. We used a portion of the proceeds from the Private Offering to repay notes payable and to acquire Warrenton.

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

Results of Operations - Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Rental revenues for the three month periods ended September 30, 2015 and 2014 totaled $978,648 and $453,600, respectively, an increase of $525,048.  For the three months ended September 30, 2015, we recognized rental revenues on nine properties.  Rental revenues for our assisted living facility in Tulsa, Oklahoma were to have begun April 1, 2015; however, additional renovations are required to open the facility.  We expect to recognize rental revenues on the assisted living facility beginning January 2016.  Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed.  For the three months ended September 30, 2014, we recognized rental revenues primarily from the lease of our Eastman and Warrenton, Georgia properties along with rental revenues on our nursing home properties in Oklahoma City, Oklahoma, Sparta, Georgia and Union Point, Georgia which were acquired on September 16, 2014.

General and administrative expenses were $276,478 and $188,196 for the three month periods ended September 30, 2015 and 2014, respectively, an increase of $88,282.  This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements.  For the three months ended September 30, 2015 and 2014, general and administrative expenses includes $36,334 and $0 of share based compensation related to restricted stock and common stock awards.

We recognized bad debt expense of $380,000 for the three months ended September 30, 2015 on an advance to a company affiliated with Christopher Brogdon which was no longer collectible.  We have been advised that a third party liable to Mr. Brogdon’s affiliate has been sued for collection, but no determination has been made when or how much of the advance will ultimately be recovered.

Depreciation expense increased $161,209 from $177,146 for the three months ended September 30, 2014 to $338,355 for three months ended September 30, 2015.  The increase is due to the addition of properties to our portfolio during 2014 and the depreciation of our Southern Hills assisted living facility which was placed in operation in April 2015 after construction activities were completed. We have not recorded depreciation expense on our independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Interest income decreased $32,590 from $52,250 for the three months ended September 30, 2014 to $19,660 recognized for the three months ended September 30, 2015 as a result of decreased average balances outstanding related to our note receivable and notes receivable from related parties.

Interest expense increased $535,845 from $199,998 for the three months ended September 30, 2014 to $735,843 for the three months ended September 30, 2015.  The increase in interest expense is attributable to the increase in debt outstanding during the 2015 period compared to the 2014 period.  For the three months ended September 30, 2014, we capitalized interest costs on construction in progress of $75,844 related to renovations at our Southern Hills Retirement Center.  We did not capitalize any interest during the three months ended September 30, 2015.

Results of Operations - Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Rental revenue for the nine month periods ended September 30, 2015 and 2014 totaled $3,264,321 and $998,632, respectively, an increase of $2,265,689.  For the nine months ended September 30, 2015, we recognized rental revenues on all nine properties.  Rental revenues for our assisted living facility in Tulsa, Oklahoma were to have begun April 1, 2015; however, additional renovations are required to open the facility.  We expect to recognize rental revenues on the assisted living facility beginning January 2016.  Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed.  For the nine months ended September 30, 2014, we recognized rental revenues primarily from the lease of our Eastman, Macon and Warrenton, Georgia properties.  Half-month rental revenues were recognized on our nursing home properties in Oklahoma City, Oklahoma, Sparta, Georgia and Union Point, Georgia which were acquired on September 16, 2014.

General and administrative expenses were $1,036,946 (which includes a non-recurring real property tax expense for Southern Hills in the amount of $108,000) and $580,794 for the nine month periods ended September 30, 2015 and 2014, respectively, an increase of $456,152.  For the nine months ended September 30, 2015, general and administrative expenses includes $194,666 of share based compensation related to restricted stock and common stock awards granted during 2015.  For the nine months ended September 30, 2014, the Company recognized $47,348 of share based compensation related to stock awards.  This classification also includes salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements.

We expense acquisition costs for properties when incurred.  Acquisition costs for the nine month periods ended September 30, 2015 and 2014 totaled $1,950 and $249,180, respectively.  We did not acquire any properties during the nine months ended September 30, 2015.  Acquisition costs for the nine month period ended September 30, 2014 related to our acquisitions of Southern Hills Retirement Center and Meadowview Healthcare Center.  We did not incur acquisition costs related to our acquisition of the membership interests in Wood Moss, LLC, GWH Investors, LLC and Goodwill Hunting, LLC, Edwards Redeemer Property Holdings, LLC, Providence HR, LLC and Wash/Greene, LLC which were acquired from related parties.

We recognized bad debt expense of $380,000 for the nine months ended September 30, 2015 on an advance to a company affiliated with Christopher Brogdon which was no longer collectible.  We have been advised that a third party liable to Mr. Brogdon’s affiliate has been sued for collection, but no determination has been made when or how much of the advance will ultimately be recovered.

On January 27, 2014, we acquired a 100% membership interest in Wood Moss, LLC which owned Scottsburg Healthcare Center in Scottsburg, Indiana.  We accounted for the acquisition as a business combination under US GAAP.  On March 10, 2014, Scottsburg Healthcare Center was sold for cash proceeds of $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned.  For the nine months ended September 30, 2014, we recognized a loss on the sale of property and equipment of $381,395 resulting from the disposal.

Depreciation expense increased $603,430 from $345,650 for the nine months ended September 30, 2014 to $949,080 for nine months ended September 30, 2015.  The increase is due to the addition of properties to our portfolio during 2014 and the depreciation of our Southern Hills assisted living facility.  We have not recorded depreciation expense on our independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Results of Operations - Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (Continued)

Interest income decreased $20,756 from $103,580 for the nine months ended September 30, 2014 to $82,824 recognized for the nine months ended September 30, 2015 as a result of decreased average balances outstanding related to our note receivable and notes receivable from related parties.

Interest expense increased $1,507,080 from $567,774 for the nine months ended September 30, 2014 to $2,074,854 for the nine months ended September 30, 2015.  The increase in interest expense is attributable to the increase in debt outstanding during the 2015 period compared to the 2014 period.  Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $105,867 and $118,098 for the nine month periods ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At September 30, 2015, the Company had cash and cash equivalents of $456,464 on hand.  Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand.  Our debt agreements typically have balloon payments due at maturity which are expected to be refinanced upon maturity at market terms.  Our mortgage note related to our Middle Georgia Nursing Home property, with an outstanding balance approximating $3.8 million as of September 30, 2015, was renewed on November 4, 2015.  We expect to refinance our mortgage note related to our Goodwill Nursing Home with an outstanding balance of $4.6 million prior to the December 28, 2015 maturity date as the property meets loan to value requirements currently employed in commercial lending markets.  Our restricted cash approximated $0.5 million as of September 30, 2015 which is to be expended on debt service associated with our Southern Hills Retirement Center.

Cash provided by operating activities was $369,106 for the nine months ended September 30, 2015 compared to cash used in operating activities of $705,476 for the nine months ended September 30, 2014.  Cash flows provided by operations was primarily impacted by additional rental revenues received from our 2014 acquisitions and the reduction in acquisition costs during the nine months ended September 30, 2015.

Cash provided by investing activities was $471,771 for the nine month period ended September 30, 2015 compared to cash used in investing activities of $6,241,015 for the nine month period ended September 30, 2014.  For the nine months ended September 30, 2015, we issued a note receivable of $350,000 to a nursing home operator, collected $574,719 from notes receivable to related parties, and received back a $450,000 earnest money on deposit related to a potential acquisition. In addition, there were no acquisitions of properties during the nine months ended September 30, 2015 compared to the seven acquisitions recorded for the same period in 2014.

Liquidity and Capital Resources (Continued)

Cash used in financing activities was $918,010 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $6,337,367 for the nine months ended September 30, 2014.  The decrease in cash flows from financing activities is primarily attributable to the completion of our private offering of common stock in March 2014 which resulted in $2.9 million in net cash proceeds and issuance of debt during the nine months ended September 30, 2014 which resulted in net cash proceeds of $4.6 million.

As of September 30, 2015 and December 31, 2014, our debt balances consisted of the following:

	September 30, 2015	December 31, 2014

Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,296,914	13,660,830
Variable-Rate Mortgage Loans	8,092,470	8,216,660
Bonds Payable, Net of Discount	5,700,000	5,700,000
Other Debt - Related Parties	5,180,000	6,110,000

	$ 36,469,384	$ 36,887,490

The weighted average interest rate and term of our fixed rate debt are 7.1% and 5.7 years, respectively, as of September 30, 2015. The weighted average interest rate and term of our variable rate debt are 5.9% and 13.1 years, respectively, as of September 30, 2015.

We have $8.5 million of debt maturing during the remaining three months of 2015.  On November 4, 2015, we renewed a $3.8 million mortgage note which matures on October 4, 2018 and bears interest at a rate of 5.50% per annum. We expect to refinance the remaining $4.6 mortgage note maturing in December 2015 as the associated property meets loan to value requirements currently being employed in commercial lending markets. In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants.  As of September 30, 2015, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 75% membership interest.

The Company receives the services of consultants and affiliates for which the service providers are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Liquidity and Capital Resources (Continued)

Contractual Obligations

As of September 30, 2015, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$33,269,384	$10,566,930	$ 8,489,140	$4,774,617	$9,438,697
Notes and Bonds Payable - Interest	14,200,217	1,912,079	2,047,157	1,532,751	8,708,230
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	415,713	209,129	206,584	-	-
Total	$51,085,314	$12,688,138	$13,942,881	$6,307,368	$18,146,927

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with revenues generated from operations, are in excess of operating expenses and debt service requirements excluding balloon payments at maturity.  Our debt agreements typically include balloon payments at maturity which are expected to be refinanced at reasonable terms upon maturity.  The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. There is no assurance that debt and equity financings will be available to fund future acquisition costs. Except for renovations at our Southern Hills Retirement Center, there are no capital improvement and recurring capital expenditure commitments at the properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

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

Critical Accounting Policies (Continued)

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

Goodwill

Goodwill represents the excess of the Company’s purchase price over the fair values of the respective identifiable assets acquired and liabilities assumed in business combinations. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred using specific methods described in U.S. GAAP. As allowed by U.S. GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in U.S. GAAP is not required. For the nine months ended September 30, 2015, there were no triggering events that required a test of impairment of goodwill.

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

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 was applied prospectively for periods beginning the quarter ended           March 31, 2014. The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the nine months ended September 30, 2014.

Recently Issued Accounting Pronouncements (continued)

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

SUBSEQUENT EVENTS

On November 4, 2015, the Company renewed a mortgage loan in the amount of $3,857,401 related to its Middle Georgia Nursing Home.  The mortgage loan matures on October 4, 2018 and bears interest at an interest rate of 5.50%.  The mortgage loan requires 34 monthly payments of $25,400 and a balloon payment upon maturity approximating $3,590,000.

The Company’s previously announced Stock Purchase Agreement to acquire a skilled nursing facility located in Ridgeway, South Carolina was originally scheduled to close on September 30, 2015. On  November 9, 2015, we executed a First Amendment to Stock Purchase Agreement pursuant to which the closing date was extended to November 30, 2015 in consideration of a non-refundable payment to the seller in the amount of $50,000 and which granted us an option to extend the closing until December 31, 2015 in consideration of another $10,000 non-refundable payment.

On November 6, 2015, we issued 7,616 restricted shares of common stock to an investor in exchange for a 4.5% membership interest in Dodge Investors, LLC.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

None.

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

GLOBAL HEALTHCARE REIT, INC.

Date: November 16, 2015	By /s/ Christopher Brogdon__
Christopher Brogdon, President, (Principal Executive Officer)

Date: November 16, 2015	By: _/s/ Philip S. Scarborough________
Philip S. Scarborough, Chief Financial Officer (Principal Accounting Officer)