Form 10-K
period 2015-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2016-04-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________

FORM 10-K

________________________________________________________

[ X  ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0340206 I.R.S. Employer Identification number

8480 E. Orchard Road, Suite 3600, Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was $14,955,789 computed by reference to the price at which the common equity was last sold at June 30, 2015.

The number of shares outstanding of the registrant’s common stock, as of April 14, 2016 is 22,527,728.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

TABLE OF CONTENTS

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

PART I

ITEM 1. BUSINESS

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry.  Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013.  Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF).  We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not intend to make that election for the 2015 fiscal year.

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

Concurrently with the consummation of the split-off of gaming operations and the WPF acquisition, the Company’s directors and executive officers were reconstituted.

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

The terms of the acquisition of Middle Georgia were as follows:  The purchase price was $5.0 million, of which $4.2 million was paid with the proceeds of a commercial mortgage with Colony Bank, as senior lender, which accrued interest at 6.25% per annum; and the balance of $1.0 million was provided by Dodge Investors, LLC.  Dodge Investors LLC funded Dodge NH, LLC with $1.1 million in consideration of 13% unsecured notes and a carried 35% membership interest in Dodge NH, LLC.  Of the $1.1 million raised by Dodge Investors, LLC, $125,000 was invested by Georgia REIT from loan proceeds from the Company, representing a 4% membership interest of the total 35% membership interest held by Dodge Investors, LLC.  The Dodge NH, LLC notes purchased by Dodge Investors, LLC accrued interest at the rate of 13% per annum, interest payable monthly, with the outstanding balance of principal and accrued and unpaid interest due July 1, 2014.

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF.   During 2014 and 2015, the Company acquired the remaining membership interests in Dodge Investors, LLC and holds a 100% membership interest as of December 31, 2015. The Company has also repaid the entire $1.1 million note to Dodge Investors, LLC.

Dodge NH, LLC has an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years expiring in June 2017, with an option to renew for an additional five-year period.  The rent began at $45,000 per month and increased by $1,000 per month on each lease anniversary, thereafter.  (See “Subsequent Events”).

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

Warr LLC has assumed an operating lease (“Lease”) with a multi-unit skilled nursing home operator (“Operator”). The Operator (i) owns the facility records, residential agreements, resident trust funds and inventory, (ii) is the licensed operator of the facility, and (iii) operates the facility as a skilled nursing facility.  The operating lease provided for annual rent of $379,634 for fiscal year 2015 and will expire in June 2016.

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

The SNF was refinanced with a commercial bank for $2,000,000. The SNF is under a five year lease to Healthcare Management of Oklahoma for an initial rent of $35,000 per month. The ALF is leased to Healthcare Management of Oklahoma for an initial rent of $20,000 per month which was to commence on April 1, 2015; however, additional renovations are required to open the facility and the commencement of rent payments has been delayed. The ILF is presently undergoing renovation which is expected to be completed during 2016. When the renovation is complete the Company plans to lease it as well.

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

Acquisition of Goodwill Nursing Home

Effective May 19, 2014, the Company entered into a Membership Interest Purchase Agreement pursuant to which it acquired from Christopher and Connie Brogdon (i) units representing an undivided 45% Membership Interest in Goodwill Hunting, LLC, a Georgia limited liability company, and (ii) units representing an undivided 36.7% Membership Interest in GWH Investors, LLC, a Delaware limited liability company (collectively, the “Units”). GWH Investors, LLC owns a 40% membership interest in Goodwill Hunting, LLC.  Together, the Company acquired, directly and indirectly, a 59.7% interest in Goodwill Hunting, LLC. The purchase price for the Units was $800,000.  The facility is subject to an aggregate of $4,577,047 in senior debt and $1,280,000 in non-affiliated subordinated debt.

Goodwill Hunting, LLC owns the Goodwill Nursing Home, a 172 bed skilled nursing facility located in Macon, Georgia. It is leased to Goodwill Healthcare and Rehabilitation, LLC under an operating lease that expires in 2017.   The operating lease provided for annual rent totaling $734,400 for fiscal year 2015. (See “Subsequent Events”).

Effective December 3, 2014, the Company acquired a 96.56% membership interest in GWH Investors, LLC, which holds a 40% membership interest in Goodwill Hunting, LLC.  The purchase price for the 96.56% interest in GWH Investors, LLC was 164,491 shares of common stock of the Company.

The subordinated debt in the amount of $1,280,000 matured on July 1, 2015.  Investors in the subordinated debt were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the debt is not paid by the Company when due. Effective December 31, 2015, the investors holding all of the outstanding interests in the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) waived any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017, in consideration for which Goodwill Hunting, LLC agreed to pay each investor a one-time premium equal to 5% of the principal amount of the notes at such time as the notes are repaid.

As of December 31, 2015, the Company owns a 83.62% interest in Goodwill Hunting, LLC.  The investors in GWH Investors, LLC still hold subordinated debt in the net amount of $1,280,000. (See “Subsequent Events”).

Acquisition of Edwards Redeemer Health & Rehab

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, which owns the real property and improvements known as the Edwards Redeemer Health & Rehab, a 106 bed nursing home located on 3.05 acres in Oklahoma City, Oklahoma.

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which will expire in December 2017.  The lease provided for $540,000 in gross annual rent for fiscal year 2015.

The purchase price for the 62.5% interest in the facility was $491,487, which is subject to an aggregate of $2,381,500 in debt.  The purchase price was offset in its entirety as a credit against an advance receivable owed by Brogdon to the Company.

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

The purchase price for the 44.5% interest in the facility was 192,767 shares of common stock in Global Healthcare REIT, Inc. The facility is subject to an aggregate of $4,671,537 in senior debt and $1,650,000 in subordinated debt.

Effective December 3, 2014, The Company acquired a 26.25% membership interest in GLN Investors, LLC, which owned a 30% interest in GL Nursing, LLC. The purchase price for the 26.25% interest in GLN Investors, LLC was 31,015 shares of common stock in Global Healthcare REIT, Inc.

During 2015, the Company acquired an additional 73.48% of GLN Investors, LLC, bringing its interest to 100%.  The purchase price for the additional shares was 107,113 shares of common stock in Global Healthcare REIT, Inc.

As a result of these transactions, at December 31, 2015, the Company held a 75.5% interest in GL Nursing, LLC. The investors in GLN Investors, LLC still retain $1,650,000 in subordinated debt. Subsequent to December 31, 2015, the Company acquired the remaining 24.5% membership interest in GL Nursing, LLC.  (See “Subsequent Events”).

Acquisition of Providence of Sparta Nursing Home

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 65% membership interest in Providence HR, LLC, which owns the real property and improvements known as the Providence of Sparta Nursing Home. The facility has 71 licensed beds and is located on approximately 8 acres in Sparta, Georgia.

Providence of Sparta is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in June 2016.  The lease currently generates $270,180 in gross annual rent for fiscal year 2015.

The purchase price for the 65% interest in the facility was 61,930 shares of common stock of Global Healthcare REIT, Inc. The facility is subject to an aggregate of $1,686,506 in senior debt and $1,050,000 in subordinated debt.

Effective December 3, 2014, the Company acquired a 44.4% membership interest in Providence HR Investors, LLC, which owns a 30% membership interest in Providence HR, LLC. The purchase price for the 44.4% interest in Providence HR Investors, LLC was 45,145 shares of common stock of the Company.

During 2015, the Company acquired an additional 48.09% of Providence HR Investors, LLC bringing its interest to 92.46%. The purchase price for the additional shares was 17,333 shares of common stock in Global Healthcare REIT, Inc.

The subordinated debt in the amount of $1,050,000 matured on August 1, 2015.  Providence HR Investors, LLC is entitled to an additional 5% equity in Providence HR, LLC every six months if the debt is not paid when due.

As a result of these transactions, the Company now holds a 97.36% interest in Providence HR, LLC.  The investors in Providence HR Investors, LLC still retain $1,050,000 in subordinated debt.

Acquisition of Greene Point Health Care Center

Effective September 16, 2014, the Company acquired from Mr. Brogdon a 62.145% membership interest in Wash/Greene, LLC, which owns the real property and improvements known as the Greene Point Healthcare Center, located at 1321 Washington Highway in Union Point, Georgia. The facility has 71 licensed beds and is located on approximately 9 acres.

Greene Point Healthcare Center is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in June 2016. The lease currently generates $287,052 in gross annual rent for fiscal year 2015.

The purchase price for the 62.145% interest in the facility was 73,253 shares of common stock of Global Healthcare REIT, Inc. The facility is subject to an aggregate of $1,692,000 in senior debt and $1,125,000 in subordinated debt.

Effective December 3, 2014, the Company acquired 100% of the outstanding membership interests in 1321 Investors, LLC, which owns a 30% membership interest in Wash/Greene, LLC. The purchase price for the 30% membership interest in 1321 Investors, LLC was 115,000 shares of common stock of the Company.

The subordinated debt in the amount of $1,150,000 matured on October 1, 2015.  Investors in the subordinated debt are entitled to an additional 5% equity in Providence HR, LLC every six months if the debt is not paid when due. Effective December 31, 2015, the investors holding all of the outstanding interests in the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) waived any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017.

As a result of these transactions, the Company owns 100% of the outstanding membership interests of Wash/Greene, LLC.  The investors in 1321 Investors, LLC still retain approximately $1,125,000 in subordinated debt.

Meadowview Healthcare Center

Effective September 30, 2014, the Company purchased the Meadowview Healthcare Center located in Seville, Ohio (“Meadowview”) and owns 100% of this facility.  The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on five acres of land. Seville, Ohio is located approximately 25 miles west of Akron, Ohio and 40 miles south of Cleveland, Ohio in an area with attractive population growth in the 65 to 74 year age bracket. The total purchase price for Meadowview was $3.0 million, which was paid in cash using the proceeds of the Note Offering described below. Meadowview was acquired through High Street Nursing, LLC, a wholly-owned subsidiary of the Company formed for the sole purpose of completing the purchase.

Meadowview is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in August 2024.  The lease currently generated $361,000 in gross annual rent for fiscal year 2015.

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

2015 Debt Refinancing

During 2015, the Company paid off existing debt of $880,000, with an interest rate of 12.0% maturing on October 1, 2016, and $1,361,728, with an interest rate of 4.25% maturing on December 20, 2017, related to our Edwards Redeemer property.  The debt was refinanced with a financial institution in the amount of $2,303,815 at a fixed interest rate of 5.50% maturing on January 16, 2020.

Our Business

Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are expected to remain just under 4.0% of GDP in 2015; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2014 through 2024, is anticipated to be 5.8%; and (iii) health spending is projected to represent 19.6% of US GDP by 2024, up from 17.4% in 2013.

Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 85-year and older segment of the population spends 99% more on healthcare than the 65 to 84-year-old segment and over 160% more than the population average.

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

General

We will elect to be taxed as a real estate investment trust (a “REIT”) at such time as the Board of Directors, with the consultation of our professional advisors, determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code. We cannot predict for which tax year that election will be made; however, we do not intend to make such an election for 2015. Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements.  Once we make the election to be treated as a REIT, we intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership.  There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

EMPLOYEES

As of December 31, 2015, we had one full time employee.  The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of December 31, 2015, we owned nine senior living facilities.  The following table provides summary information regarding these facilities.

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at December 31, 2015

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$ 5,000,000	$ 3,849,678

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$ 3,500,000	$ 2,562,765

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	$ 2,000,000	$ 6,922,159

Goodwill Nursing Home	Macon, GA	83.62% (2)	5/19/2014	46,314	$ 7,185,000	$ 5,857,047

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$ 3,142,233	$ 2,249,772

Providence of Sparta Nursing Home	Sparta, GA	97.36% (3)	9/16/2014	19,441	$ 2,836,930	$ 2,736,506

Providence of Greene Point Healthcare Center	Union Point, GA	100%(3)	9/16/2014	26,948	$ 2,948,253	$ 2,817,000

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$ 3,000,000	$ 3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	75.5%	9/16/2014	40,737	$ 6,742,767	$ 6,321,537

Property Name	2015 Base Revenue Per Lease		Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$ 570,000	(5)	06/30/2017

Warrenton Health and Rehabilitation	$ 379,634	(4)	06/30/2016

Southern Hills Retirement Center (1)	$ 427,000		05/31/2019

Goodwill Nursing Home	$ 734,400	(5)	12/31/2017

Edwards Redeemer Health & Rehab	$ 540,000	(5)	12/31/2017

Providence of Sparta Nursing Home	$ 270,180	(4)	6/30/2016

Providence of Green Point Healthcare Center	$ 287,052	(4)	6/30/2016

Meadowview Healthcare Center	$ 361,000		10/31/2024

Golden Years Manor Nursing Home	$ 763,000	(5)	05/31/2017

_________________________

(1)

Southern Hills Retirement Center consists of a SNF, ALF and ILF under separate lease agreements.  [The SNF is leased and operating.  On the date acquired, the ALF and ILF were vacant and in need of renovation.]  The Company expects to complete construction on the ALF and ILF during 2016.  The ALF has a lease in place that will commence after construction is completed.  The Company will seek a tenant for the ILF as construction reaches completion.

(2)

The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(3)

The subordinated notes on Sparta and Greene Point matured on August 1, 2015.  Investors in the Sparta and Greene Point notes are entitled to an additional 5% equity in Providence HR, LLC and Wash/Greene, LLC, respectively, every six months if the note is not paid when due. The Company’s percentage ownership in Sparta gives effect to this equity ratchet; however effective December 31, 2015, the investors holding the subordinated debt in Greene Pointe executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

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

(5)

On January 22, 2016, the lease operator that operates Middle Georgia Nursing Home, Edwards Redeemer Health & Rehab, Goodwill Nursing Home and formerly Golden Years Manor Nursing Home filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the effect of this bankruptcy filing on future lease terms. The Golden Years Manor Nursing Home has been re-leased to an unaffiliated third party operator effective January 1, 2016 at an initial lease rate of $360,000 per year, subject to future census adjustments.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "GBCS".  On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker.  The reported high and low bid and ask prices for the common stock are shown below for the period from January 2014 through December 31, 2015.

	High	Low
Jan – Mar 2014	$1.28	$0.75
Apr – June 2014	$1.37	$0.93
July – Sept 2014	$1.05	$0.83
Oct – Dec 2014	$1.13	$0.83

Jan – Mar 2015	$1.05	$0.81
Apr – June 2015	$1.00	$0.82
July – Sept 2015	$1.10	$0.74
Oct – Dec 2015	$0.96	$0.52

The closing price of the Company's common stock as of April 13, 2016 was $0.35, as reported on the OTCQB.  The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of April 13, 2016, there were approximately 850 record owners of the Company's common stock.

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

The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion.  For the years ended December 31, 2015 and 2014, the Company paid dividends on common stock of $440,779, or $0.02 per share, and $414,613, or $0.02 per share, respectively, in addition to the 8% dividends on our outstanding shares of Series D Preferred Stock.  Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6.

 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2015, the Company incurred a net loss of $3,380,141, reported net cash used in operations of $30,855 and has an accumulated deficit of $4,840,289.  These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The Company’s net loss for the year ended December 31, 2015 was driven primarily by non-cash and in some cases non-recurring charges that management determined to recognize in the year, namely: Depreciation ($1,115,700); Amortization ($237,279); Bad Debt ($550,651); Goodwill Impairment ($1,750,454) and Stock Based Compensation ($194,666), all of which represent an aggregate of $3,848,750 in expenses.  The Company does not expect to incur non-cash charges of a comparable magnitude in the future.  In addition, the Company is addressing the repercussions of the cumulative rental deficiencies caused by one of its lease operators that operated four of our properties and filed for Chapter 11 Bankruptcy in January 2016 and plans to place two of its non-revenue generating properties in Tulsa, Oklahoma on-line during 2016.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2015 totaled $3,406,737, compared to $1,853,809 for the year ended December 31, 2014, an increase of $1,552,928.   As of January 1, 2014, we owned two properties and acquired additional properties throughout 2014 thereby increasing our rental revenue.  As of December 31, 2015 and 2014, we owned nine properties.  We recognized no rental revenue related to our assisted living facility in Tulsa, Oklahoma which was to have begun April 1, 2015; however, additional renovations are required to open the facility.  We expect to recognize rental revenues on the assisted living facility during 2016.  Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016.  Rental revenue in 2015 was negatively impacted by the bankruptcy filing of a lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties.  Rents due from this lease operator totaling $575,600 were not recognized as rental revenue during 2015.

General and administrative expenses were $1,284,148 (which includes a non-recurring real property tax expense for Southern Hills in the amount of $128,000) for the year ended December 31, 2015 compared to $809,356 for the year ended December 31, 2014, an increase of $474,792. For the years ended December 31, 2015 and 2014, general administrative expenses include $194,666 and $47,348, respectively, of share based compensation related to restricted stock and common stock awards granted.  This classification also includes legal, accounting, and other professional fees incurred in complying with regulatory reporting requirements.

We expense acquisition costs for operating properties as incurred.  Acquisition costs incurred for the years ended December 31, 2015 and 2014 totaled $50,645 and $250,909, respectively.  We did not acquire any properties during the 2015 year; however, we incurred acquisition costs related to potential acquisitions which do not close.  Acquisition costs during 2014 related to our acquisitions of Southern Hills Retirement Center and Meadowview Healthcare Center.  We did not incur acquisition costs in 2014 related to other acquisitions which were acquired from related parties.

We recognized bad debt expense of $550,651 and $440,219 for the years ended December 31, 2015 and 2014, respectively.  During 2015, we recognized bad debt expense of $575,977 related to the bankruptcy of a lease operator who operated four of our properties.  During 2015 and 2014, we recognized bad debt expense of $380,000 and $440,219, respectively, on advances to a company affiliated with Christopher Brogdon which were no longer deemed collectible.  During 2015, we recognized additional bad debt expense on notes receivable and notes receivable – related parties which we determined to be uncollectible based on the borrower’s ability to repay.

We conducted our annual goodwill impairment test during the fourth quarter of 2015.  Due to continued operating losses and cash flow deficiencies during 2015, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of goodwill exceeded its carrying value for the goodwill recorded.  Accordingly, we proceeded to a quantitative evaluation of potential impairment of goodwill.  As a result, we impaired goodwill in its entirety and recorded an impairment charge of $1,750,454 during 2015.  We determined that no impairment write-down was required as of December 31, 2014.

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

Depreciation expense totaled $1,115,700 for the year ended December 31, 2015 compared to $624,311 for the year ended December 31, 2014, an increase of $491,389.  The increase in depreciation expense is due to the addition of properties to our portfolio during 2014 and the depreciation of our Southern Hills skilled nursing facility.  We have not recorded depreciation expense on our independent living and assisted living facilities located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

On February 7, 2014, we acquired Southern Hills Retirement Center for a purchase price of $2 million.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase of $3.0 million for the year ended December 31, 2014.

Warrants to purchase our common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period.  For the year ended December 31, 2015, we recognized a change in fair value of the warrant liability of $638,172.

Interest income of $82,132 and $91,373 was recognized for the years ended December 31, 2015 and 2014, respectively, from outstanding notes receivable and notes receivable from related parties.

Interest expense totaled $2,809,272 for the year ended December 31, 2015 compared to $968,613 for the year ended December 31, 2014, an increase of $1,840,659.  The increase in interest expense is attributable to the increase in debt outstanding during 2015 compared to the 2014.  Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $105,867 and $188,589 for the years ended December 31, 2015 and 2014, respectively.

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

Notes Receivable and Notes Receivable – Related Parties

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

At December 31, 2015, the Company had cash and cash equivalents of $71,055 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties.  Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements are expected to be satisfied from rental revenues received and existing cash on hand. We plan to renew senior debt that matures during 2016, as our projected cash flow from operations will be insufficient to retire the debt.  Our restricted cash totaled $541,835 as of December 31, 2015 which is reserved for debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $30,855 for the year ended December 31, 2015 compared to cash used in operating activities of $626,783 for the year ended December 31, 2014.  Cash flows provided by operations in 2015 were primarily impacted by additional rental revenues received from our 2014 acquisitions offset by interest expense on outstanding debt.

Cash provided by investing activities was $352,373 for the year ended December 31, 2015 compared to cash used in investing activities of $7,148,123 for the year ended December 31, 2014.  For the year ended December 31, 2015, we issued a note receivable in the amount of $150,000 to a nursing home operator, collected $574,719 from notes receivable to related parties, received back $500,000 in earnest money on deposit related to a potential acquisition and expended $598,049 on construction related to our Southern Hills campus.  There were no acquisitions of properties during 2015 compared to the seven acquisitions recorded during 2014.

Cash used in financing activities was $784,060 for the year ended December 31, 2015 compared to cash provided by financing activities of $7,128,311 for the year ended December 31, 2014. During 2015, we made payments on debt approximating $2.9 million, received proceeds from issuance of debt of approximately $2.6 million, and paid $440,779 in dividends on our common stock.  During 2014, we received $3.2 million in gross cash proceeds from the issuance of common stock and proceeds of $11.4 million from the issuance of debt, offset by payments on debt of $5.8 million.

As of December 31, 2015 and 2014, our debt balances consisted of the following:

	2015	2014

Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,461,421	13,660,830
Variable-Rate Mortgage Loans	8,050,043	8,216,660
Bonds Payable, net of discount	5,625,996	5,623,384
Other Debt – Related Parties	5,105,000	6,110,000

	$ 36,442,460	$ 36,810,874

The weighted average interest rate and term of our fixed rate debt are 7.0% and 5.9 years, respectively, as of December 31, 2015.  The weighted average interest rate and term of our variable rate debt are 5.9% and 12.9 years, respectively, as of December 31, 2015.

We have $11.1 million of debt maturing during the year ending December 31, 2016.  While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations.  We expect to refinance $8.0 in mortgage loans maturing in 2016 as the associated properties meet loan to value requirements currently being employed in commercial lending markets.  We have $2.7 million in subordinated debt maturing in 2016.  As indicated in the table below, investors in the subordinated debt may receive additional equity interests in our properties if the subordinated debt is not paid when due.  See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details.  The following is a summary of our subordinated debt at December 31, 2015:

Subordinated Debt

Our subordinated debt at December 31, 2015 and 2014 includes unsecured notes payable issued to controlled entities used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2015	2014	Rate	Date

Goodwill Nursing Home	2,180,000	$ 1,280,000	$ 1,380,000	13.0%(1) Fixed	June 30, 2017(2)
Edwards Redeemer Health & Rehab	880,000	-	880,000	12.0% Fixed	Repaid January, 2015
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016(3)
Providence of Greene Point Healthcare Center	1,150,000	1,125,000	1,150,000	10.0% Fixed	June 30, 2017(4)
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016(5)

		$ 5,105,000	$ 6,110,000

(1)

The interest rate on this note increased from 12% to 13% per annum effective January 1, 2015.

(2)

The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement

Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017.

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

(4)

The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017.

(5)

Effective January 1, 2016, we entered into a new operating lease with a new operator for GL Nursing, LLC.  Under the new lease, the base rent was reduced to a level that permits payment of the senior loan, but is insufficient to pay interest on the subordinated debt.  The Company has been accruing the unpaid interest but is in default under the Note.  A further event of default is the note’s past maturity.  Base rent under the new operating lease adjusts based upon the occupancy census; however there can be no prediction when those adjustments will occur.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2015, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, which the Company owns a 100% membership interest.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has complied in some instances in an untimely manner. These technical defaults are not deemed material, and the Company considers its relationships with its senior lenders to be very good.

The Company receives the services of consultants and affiliates for which they are not compensated either through cash or equity, and such costs are not currently recorded in the consolidated financial statements but are necessary for the operation of the business.

Contractual Obligations

As of December 31, 2015, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$ 33,316,464	$ 11,137,183	$ 10,321,718	$ 2,374,766	$ 9,482,797
Notes and Bonds Payable - Interest	14,348,592	1,927,068	2,424,646	1,440,732	8,556,146
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	363,431	209,129	154,302	-	-

Total Contractual Obligations	$ 51,228,487	$ 13,273,380	$ 16,100,666	$ 3,895,498	$ 17,958,943

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with the repayment of our note receivable with Gemini Gaming of $573,428 during 2016 and revenues generated from operations, are in excess of operating expenses and debt service requirements.  Debt maturities are expected to be refinanced at reasonable terms upon maturity.  The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties.  Except for renovations at our Southern Hills Retirement Center, there are no capital improvement and recurring capital expenditure commitments at the properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Subsequent Events

Acquisition of Non-Controlling Interests

Effective January 1, 2016, we purchased an aggregate of 24.5% in membership interests in GL Nursing, LLC in consideration of 54,000 shares of common stock.  The acquisition of these membership interests resulted in the Company having 100% ownership in GL Nursing, LLC.

Issuance of Restricted Stock

Effective January 14, 2016, the Company issued to each of its five directors a restricted stock award of 45,455 shares or, an aggregate of 227,275 shares of common stock valued at $0.66 per share in consideration of services provided.

Bankruptcy of Significant Lease Operator

On January 22, 2016, a lease operator that operates Middle Georgia Nursing Home in Eastman, Georgia, Edwards Redeemer Nursing Center in Oklahoma City, OK, Goodwill Nursing Home in Macon, Georgia, and formerly operated Golden Years Manor in Lonoke, Arkansas filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the US District Court in Chattanooga, TN.  As of December 31, 2015, the Company was due rents of $575,600 from the lease operator and held security deposits of $176,667. The Company has recorded an allowance for uncollectible accounts of $398,933 related to rents due from the lease operator as of December 31, 2015.  Deferred rent receivables arising from the straight line recognition of rents related to these leases totaled $177,044 as of December 31, 2015.  The Company has recorded an allowance for uncollectible accounts of $177,044 related to the deferred rent receivables as of December 31, 2015.  Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases at Middle Georgia, Edwards Redeemer and Goodwill.  As of the date of this Report, the lease operator has not made any binding elections, but has verbally represented that he intends to assume the leases at Middle Georgia and Edwards Redeemer and reject the lease covering Goodwill.  If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption. As of the date of this Annual Report, we are negotiating the terms of new amendments to the operating leases for Middle Georgia and Edwards Redeemer, but there can be no assurance if those amendments will be accepted.

Effective January 1, 2016, we re-leased the Golden Years Manor facility to an unaffiliated third party operator after a history of poor performance by the lease operator.  The new lease has an initial rent of $30,000 per month and increases based on census targets.  The lease has a 10 year term.

Closure of Goodwill Nursing Home

The Goodwill Nursing Home located in Macon, Georgia was closed by State of Georgia regulators in January, 2016.  All residents of the Goodwill facility have been moved, and the property is currently vacant.  We do not expect the lease operator in bankruptcy to assume the current lease, and we are negotiating with new lease operators to recertify the facility and assume operations. There can be no assurance that those efforts will be successful.

Repayment of Gemini Gaming LLC Note

During the first quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC which the Company accepted in full satisfaction of the total outstanding liability under the note.  The transaction resulted in the Company recognizing a nominal bad debt expense in the amount of $9,044.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2015. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since

Steven Bathgate	61	Director	2013
Clifford L. Neuman	67	Director, Secretary	2014
Andrew L. Sink	48	Director, Interim COO	2015
Philip Scarborough	70	CFO	2013
Lance Baller	41	Interim CEO, President, Director	2015
Zvi Rhine	36	Director	2015
S. Lee Kuwica	48	Vice President, Finance	2016

Lance Baller, age 41,  serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. from 1993 to the present (personal holding company), High Speed Mines, LLC and High Speed Aggregate, LLC (gold, sand, rock and gravel mining), RM Investments, LLC (fast food real estate), HSA Bedrock, LLC (landscape material supply) and Baller Family Foundation, Inc. (personal family foundation).  He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Chairman.  He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company.  Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund.  He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. He was also a director of Equal Earth, Inc. (2013 to 2014).  He has served on numerous boards of directors of both private and public companies, including Index Asset Management, Inc., where he has served on the Board of Trustees since 2014.

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

Zvi Rhine, age 36, has over 15 years of experience in the securities industry.  He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America.  Prior to founding Sabra Capital Partners, he worked at Hilco Trading concentrating on asset-backed investments and sale-leaseback transactions.  From 2005 to 2008, he was a Director of Boone Capital, an event-driven hedge fund concentrating on small to mid-cap companies. Mr. Rhine has also worked in various investment capacities for Banc of America Securities and US Bancorp Piper Jaffray.  He is a graduate of the University of Illinois.

Sandra Lee Kuwica was Senior Vice President of Finance and Investor Relations at Colonial Trust Properties, a public Real Estate Investment Trust located in Birmingham, Alabama, until her retirement in 2004.  Previously, she was Director, Executive Group at Medpartners, Inc. Before that, she was with Citicorp Securities, Inc. where she was Assistant VP, Acquisition Finance Loan Structuring and Syndications.   She also served as Senior Consultant at Price Waterhouse.  Ms. Kuwica holds a BS Degree in Accounting and Computer Science from Wake Forest University (1989) and an MBA from Cornell University (1994).

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

During fiscal 2015, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of

166,665 shares.  Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares.  For the year, a total of 201,549 shares were issued under the Plan.  The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016.

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. Steven Bathgate, and Mr. Zvi Rhine would be considered “independent” under the NASDAQ rule.

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

The compensation advisory committee did not meet during fiscal 2015.  The compensation advisory committee will, when appointed:

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

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the upcoming year. The process of determining director nominees has been addressed by the board as a whole, which consists of five members. The board has not adopted a charter to govern the director nomination process.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Lance Baller, Interim President, at the Company's principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2016.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Lance Baller, Interim President, at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, Global Healthcare REIT, Inc., at the Company's principal executive offices located in Greenwood Village, Colorado.  Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates.  All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Mr. Brogdon, former President, CEO and Director, failed to file six (6) reports covering six (6) transactions in a timely fashion; Mr. Scates, former Secretary and Executive Vice President, failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Sheehan, former Director, failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Scarborough, Chief Financial Officer, failed to file three (3) reports covering three (3) transactions in a timely fashion; Mr. Baller failed to file three (3) reports covering four (4) transactions in a timely fashion; Mr. Sink, Mr. Neuman and Mr. Rhine each failed to file one (1) report covering one (1) transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

Components of Compensation. For the year ended December 31, 2015, the CFO was paid a fixed hourly rate on all time devoted to his services to the Company.  The CEO does not receive a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Brogdon	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

There were no cash fees or other compensation paid to outside directors of the Company during 2015.

Directors were reimbursed their expenses incurred in attending meetings.  During 2015, the Company granted 251,549 restricted stock awards to directors in accordance with the Director Compensation Plan described above.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the "Incentive Plan").  An aggregate of 100,000 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan.  As of December 31, 2015, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

Equity Awards at Year End

There were no unexercised options, unvested stock awards or equity incentive plan awards for any named executive officer outstanding as of the end of the most recently completed fiscal year.

Stock Based Compensation

In March 2015, the Board of Directors appointed Ryan Scates to the office of Executive Vice President.   In consideration of his services, Mr. Scates received $10,000 per quarter, payable in arrears in restricted shares of common stock valued at the closing price of the common stock on the last day of each quarter.  For the year ended December 31, 2015, Mr. Scates was issued 16,601 shares of common stock with a fair value of $14,667.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2016 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent(1)(8)

Common Stock

	Clifford L. Neuman (2) 6800 N. 79th St., Ste. 200 Niwot, CO 80503	841,061	3.74%

	Lance Baller(3) 8480 E. Orchard Rd., Ste. 3600 Greenwood Village, CO 80111	1,336,328	5.94%

	Steven M. Bathgate (4)	1,517,680	6.74%
	5250 S. Roslyn # 400
	Greenwood Village, CO 80111

	Andrew Sink	144,896	0.64%
	3412 Sherwood Rd.
	Birmingham, AL 35233

	Zvi Rhine(5)	826,484	3.67%
	401 E. Ontario St., #2301
	Chicago, Ill. 60611

	Sandra Lee Kuwica	0	0%
	880 Montclair Road, Ste. 250
	Birmingham, AL 35213

	Philip S. Scarborough (6)	181,936	0.81%
	3050 Peachtree Rd., Suite 355
	Atlanta, GA 30305

	Christopher Brogdon(7)	1,125,551	5.00%
	3050 Peachtree Rd., Ste. 355
	Atlanta, GA 30305

	Doucet Capital, LLC	3,235,783	14.38%
	2204 Lakeshore Dr., Ste. 304
	Birmingham, AL 35209

All Directors and Officers as a Group (7 persons)	4,848,385	21.55%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes 791,061 shares owned individually; and 50,000 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)

Includes 334,397 shares owned individually, 266,156 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,275 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.   Also includes warrants exercisable to purchase 106,500 shares at $0.75 per share owned of record by High Speed Aggregate, Inc., but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(4)

Includes 748,154 shares owned by Steven M. Bathgate IRA; 53,000 shares owned by Mr. Bathgate’s spouse; and, 25,000 shares owned by Viva Co, LLC of which Mr. Bathgate’s spouse is a 50% owner and as to which Mr. Bathgate disclaims beneficial ownership.  Also includes warrants exercisable to purchase 90,000 shares at $0.50 per share and warrants exercisable to purchase an additional 287,404 shares at $0.75 per share.  Also includes warrants exercisable to purchase 210,334 warrants at $0.75 per share owned of record by GVC Partners, LLC, of which Mr. Bathgate is a Managing Member, but as to which Mr. Bathgate disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(5)	Includes 555,000 shares owned by Sabra Investments, LP, of which Mr. Rhine is a control person.

(6)	Includes 35,300 shares owned by Phillip Scarborough IRA.

(7)	Includes 933,551 shares owned individually, 92,000 shares owned by Connie B. Brogdon IRA (spouse) and warrants exercisable to purchase an additional 100,000 shares at $0.75 per share.

(8)	Based on 22,502,726 shares issued and outstanding on April __, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Equity Compensation

During 2015, Messrs. Sink, Bathgate, Sheehan, Neuman, and Brogdon were each granted $30,000 of restricted stock awards with Messrs. Rhine and Baller each granted $15,000 of restricted stock awards for services as officers and directors.  In aggregate, 201,549 shares of restricted common stock were issued.

Related Party Transactions

Christopher Brogdon was a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company until his resignation on November 20, 2015.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000. On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC. As of December 31, 2015 and 2014, the Company had advances to Christopher Brogdon in the amount of $0 and $53,211. During 2015, the Company determined that advances in the amount of $53,211 were no longer collectible and were recognized as a bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

Christopher Brogdon was the managing member of GWH Investors, LLC, Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, GLN Investors, LLC and Dodge Investors, LLC until his resignation on November 20, 2015.  As described elsewhere in this Report and the Notes to Consolidated Financial Statements, the Company has or had notes payable to these entities.

For the years ended December 31, 2015 and 2014, the Company made advances to certain companies affiliated with Christopher Brogdon in the amount of $80,000 and $812,074, respectively.  During 2015 and 2014, the Company determined that certain advances to these related parties were no longer collectible based on their ability to repay.  Accordingly, the Company recorded $380,000 and $440,219 as bad debt expense on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the Company had advances to these related parties of $0 and $300,000, respectively.

Cliff Neuman is a manager and member of Gemini Gaming, LLC.  As of December 31, 2015 and 2014, the Company had a note receivable with Gemini Gaming, LLC with an outstanding amount, net of discount, of $573,428 and $590,500, respectively.  During the quarter ended

March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC which the Company accepted in full satisfaction of the total outstanding liability under the note.  The transaction resulted in the Company recognizing a nominal bad debt expense in the amount of $9,044 for the year ended December 31, 2015.

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

The following table details the aggregate fees billed to the Company by Frazier & Deeter, LLC (“FD”), its previous independent registered public accounting firm, prior to their resignation in 2016:

	2015	2014
Audit Fees	$46,750	$ 125,552
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$ 46,750	$ 125,552

The following table details the aggregate fees billed to the Company by MaloneBailey, LLP, its current registered independent public accounting firm, since their appointment in 2016:

	2015	2014
Audit Fees	$ 75,000	$ -0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$ 75,000	$ 0

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

The following financial statement schedule is included herein at page F-39 of this report:

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

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement

(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie

(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement

*	21.0	Subsidiaries of the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

_______________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.

*

Filed herewith

**

furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Healthcare REIT, Inc.

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of Global Healthcare REIT, Inc. and subsidiaries (collectively, “the Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year  then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and periodic cash flow difficulties for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    MaloneBailey, LLP

Houston, Texas

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Healthcare REIT, Inc.

We have audited the accompanying consolidated balance sheet of Global Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

April 15, 2015, except as to note 1 with respect to Prior Period Adjustment, as to which the date is April 14, 2016

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Property and Equipment, Net	$39,741,706	$ 40,259,357
Cash and Cash Equivalents	71,055	533,597
Advances to Related Parties	-	353,211
Restricted Cash	541,835	904,157
Notes Receivable - Related Parties, Net of Discount	573,428	1,186,822
Prepaid Expenses, Deferred Loan Costs and Other	848,719	1,490,634
Goodwill	-	1,750,454
Total Assets	$41,776,743	$ 46,478,232

LIABILITIES AND EQUITY
Liabilities
Debt, Net	$36,442,460	$ 36,810,874
Accounts Payable and Accrued Liabilities	396,862	268,942
Dividends Payable	7,562	-
Warrant Liability	304,536	-
Lease Security Deposit	30,000	176,667
Total Liabilities	37,181,420	37,256,483
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 22,246,453 and 21,640,051 Shares Issued and Outstanding at December 31, 2015 and 2014, Respectively	1,112,323	1,082,003
Additional Paid-In Capital	8,978,914	8,540,520
Retained Earnings (Accumulated Deficit)	(4,840,289)	212,573
Total Global Healthcare REIT, Inc. Stockholders’ Equity	6,026,948	10,611,096
Noncontrolling Interests	(1,431,625)	(1,389,347)
Total Equity	4,595,323	9,221,749
Total Liabilities and Equity	$41,776,743	$ 46,478,232

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2015	December 31, 2014

Revenue
Rental Revenue	$3,406,737	$ 1,853,809
Expenses
General and Administrative	1,284,148	809,356
Acquisition Costs	50,645	250,909
Bad Debt	550,651	440,219
Impairment of Goodwill	1,750,454	-
Loss on Sale of Property and Equipment	-	381,395
Depreciation	1,115,700	624,311
Total Expenses	4,751,598	2,506,190
Income (Loss) from Operations	(1,344,861)	(652,381)
Other (Income) Expense
Bargain Purchase Gain	-	(3,000,000)
Gain on Warrant Liability	(638,172)	-
Interest Income	(82,132)	(91,373)
Interest Expense	2,809,272	968,613
Total Other (Income) Expense	2,088,968	(2,122,760)
Equity in Income (Loss) from Unconsolidated Partnership	53,688	(23,292)
Net (Loss) Income	(3,380,141)	1,447,087
Net (Income) Loss Attributable to Noncontrolling Interests	45,501	(89,940)
Net (Loss) Income Attributable to Global Healthcare REIT, Inc.	(3,334,640)	1,357,147
Series D Preferred Dividends	(30,000)	(42,904)
Net (Loss) Income Attributable to Common Stockholders	$(3,364,640)	$ 1,314,243
Per Share Data:
Net (Loss) Income per Share Attributable to Common Stockholders:
Basic	$(0.15)	$0.07
Diluted	$(0.15)	$0.06
Weighted Average Common Shares Outstanding:
Basic	21,996,909	19,456,590
Diluted	21,996,909	22,002,036

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additionl Paid-In Capital				Total Equity

Balance, December 31, 2014	200,500	$ 401,000	375,000	$ 375,000	21,640,051	$ 1,082,003	$ 8,540,520	$ 212,573	$ 10,611,096	$ (1,389,347)	$ 9,221,749
Prior Period Adjustment	-	-	-	-	-	-	-	(1,247,443)	(1,247,443)	-	(1,247,443)
Reclass Derivative Liability to Equity	-	-	-	-	-	-	304,735	-	304,735	-	304,735
Share Based Compensation – Restricted Stock Awards					251,549	12,578	217,421	-	229,999	-	229,999
Forfeiture of Restricted Stock Award	-	-	-	-	(50,000)	(2,500)	(47,500)	-	(50,000)	-	(50,000)
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-	236,996	11,850	(81,043)	-	(69,193)	69,193	-
Exercise of Common Stock Warrants	-	-	-	-	22,422	1,121	13,452	-	14,573	-	14,573
Cashless Exercise of Common Stock	-	-	-	-	104,901	5,245	(5,245)	-	-	-	-
Common Stock Issued for Compensation	-	-	-	-	16,601	830	13,837	-	14,667	-	14,667
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)		(30,000)
Common Stock Dividends	-	-	-	-	-	-	-	(440,779)	(440,779)	-	(440,779)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	(42,037)	(42,037)
Distributions of Common Stock to Noncontrolling Interests	-	-	-	-	23,933	1,196	22,737	-	23,933	(23,933)	-
Net Loss	-	-	-	-	-	-	-	(3,334,640)	(3,334,640)	(45,501)	(3,380,141)
Balance, December 31, 2015	200,500	$ 401,000	375,000	$ 375,000	22,246,453	$ 1,112,323	$ 8,978,914	$ (4,840,289)	$ 6,026,948	$ (1,431,625)	$ 4,595,323

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(CONTINUED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock			Common Stock Subscribed but Not Issued	Retained Earnings (Accumulated Deficit)	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital					Total Equity

Balance, December 31, 2013	200,500	$ 401,000	700,000	$ 700,000	14,556,115	$ 727,807	$ 3,768,764	$ 106,500	$ (687,057)	$ 5,017,014	$ (125,542)	$ 4,891,472
Common Stock Sold in Private Placement, Net of Offering Costs of $285,501	-	-	-	-	4,421,540	221,077	2,790,639	(106,500)	-	2,905,216	-	2,905,216
Exchange of Common Stock for Membership Interests	-	-	-	-	508,965	25,448	446,017	-	-	471,465	-	471,465
Conversion of Notes Payable and Accrued Interest into Common Stock in Private Placement	-	-	-	-	204,575	10,229	143,204	-	-	153,433	-	153,433
Conversion of Series D Preferred Stock to Common Stock	-	-	(325,000)	(325,000)	325,000	16,250	308,750	-	-	-	-	-
Acquisition of Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-	984,355	984,355
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-	636,070	31,803	547,355	-	-	579,158	(579,158)	-
Exercise of Common Stock Warrants	-	-	-	-	879,270	43,963	397,949	-	-	441,912	-	441,912
Common Stock Warrants Issued to Convertible Debt Placement Agent	-	-	-	-	-	-	56,065	-	-	56,065	-	56,065
Cashless Exercise of Common Stock	-	-	-	-	23,993	1,200	(1,200)	-	-	-	-	-
Common Stock Issued for Compensation	-	-	-	-	44,668	2,233	45,115	-	-	47,348	-	47,348
Series D Preferred Dividends	-	-	-	-	-	-	-	-	(42,904)	(42,904)	-	(42,904)
Common Stock Dividends	-	-	-	-	-	-	-	-	(414,613)	(414,613)	-	(414,613)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-	(339,087)	(339,087)
Distributions of Common Stock to Noncontrolling Interests	-	-	-	-	39,855	1,993	37,862	-	-	39,855	(39,855)	-
Distribution of Note Receivable to Noncontrolling Interest	-	-	-	-	-	-	-	-	-	-	(1,380,000)	(1,380,000)
Net Income	-	-	-	-	-	-	-	-	1,357,147	1,357,147	89,940	1,447,087
Balance, December 31, 2014	200,500	$ 401,000	375,000	$ 375,000	21,640,051	$ 1,082,003	$ 8,540,520	$ -	$ 212,573	$ 10,611,096	$ (1,389,347)	$ 9,221,749

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net (Loss) Income	$(3,380,141)	$ 1,447,087
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation	1,115,700	624,311
Amortization and Accretion	237,279	28,645
Change in Straight Line Rent Receivable	-	(102,037)
Bad Debt Expense	550,651	440,219
Bargain Purchase Gain	-	(3,000,000)
Impairment of Goodwill	1,750,454
Loss on Sale of Property and Equipment	-	381,395
Stock Based Compensation	194,666	47,348
Equity in Loss from Unconsolidated Partnership	(53,688)	23,292
Gain on Warrant Liability	(638,172)	-
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts Payable and Accrued Liabilities	127,920	(473,572)
Lease Security Deposit	30,000	(28,000)
Other	34,476	(15,471)
Net Cash Used in Operating Activities	(30,855)	(626,783)

Cash Flows from Investing Activities
Issuance of Notes Receivable	(150,000)	-
Issuance of Notes Receivable – Related Parties	-	(650,000)
Collections on Notes Receivable – Related Parties	574,719	31,724
Net Advances from/to Related Parties	(80,000)	(812,074)
Change In Restricted Cash	205,703	(205,710)
Collection of Deposits for Business Acquisition	500,000	(500,000)
Deposits for Business Acquisition	(100,000)	-
Acquisitions of Property and Equipment, Net of Cash Acquired	-	(5,709,776)
Capital Expenditures for Property and Equipment	(598,049)	(2,716,287)
Proceeds from Sale of Property and Equipment	-	3,414,000
Net Cash Provided by (Used in) Investing Activities	352,373	(7,148,123)

Cash Flows from Financing Activities
Proceeds from Debt	2,566,854	11,379,175
Payments on Debt	(2, 937,880)	(5,764,703)
Change in Restricted Cash	156,619	(345,901)
Deferred Loan Costs Paid	(78,972)	(690,784)
Proceeds from Common Stock Offering	-	3,190,717
Offering Costs Paid	-	(285,501)
Exercise of Common Stock Warrants	14,573	441,912
Dividends Paid on Preferred Stock	(22,438)	(42,904)
Dividends Paid on Common Stock	(440,779)	(414,613)
Distributions to Noncontrolling Interests	(42,037)	(339,087)
Net Cash (Used in) Provided by Financing Activities	(784,060)	7,128,311

Net Decrease in Cash and Cash Equivalents	(462,542)	(646,595)

Cash and Cash Equivalents, Beginning of Year	533,597	1,180,192

Cash and Cash Equivalents, End of Year	$71,055	$ 533,597

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest, Net of Capitalized Interest of $105,867 and $188,589, Respectively
	$2,509,679	$ 784,869

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers.  As of December 31, 2015, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2015	2014

Funds held in escrow related to construction projects	$ 7	$ 205,710

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	541,828	698,447

	$ 541,835	$ 904,157

For the years ended December 31, 2015 and 2014, the change in restricted cash related to construction projects in the amounts of $205,703 and $(205,710) has been presented in cash flows from investing activities.  The change in restricted cash related to debt service of $156,619 and $(345,901) for the years ended December 31, 2015 and 2014, respectively, has been presented in cash flows from financing activities.

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The excess amounts at December 31, 2015 and 2014 were $291,845 and $968,117, respectively. The Company believes the financial institutions it uses are credit worthy and stable.  The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.  If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment.  During the year ended 2014, estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of the property using standard industry valuation techniques.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2015 and 2014, deferred loan costs paid totaled $78,972 and $690,784, respectively.  Amortization expense for the years ended December 31, 2015 and 2014 totaled $241,358 and $47,455, respectively.  Accumulated amortization totaled $273,714 and $111,329 as of December 31, 2015 and 2014, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required.  (See Note 8: “Goodwill”)

Warrant Liability

Warrants to purchase the Company’s common stock with nonstandard antidilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period in accordance with ASC 815 “Derivatives and Hedging.”  Any change in fair value of these warrants during the reporting period is recorded as a component of Other (Income) Expense on the Company’s Consolidated Statements of Operations.

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease.  The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease.  Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses, Deferred Loan Costs, and Other in the consolidated balance sheets and totaled $107,032 and $136,037 as of December 31, 2015 and 2014, respectively.  Adjustments to reflect rental income on a straight-line basis totaled $0 and $102,037 for years ended December 31, 2015 and 2014, respectively.

Rent receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts.  An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.  The Company also maintains an allowance for deferred rent receivables arising from the straight line recognition of rents.  Such allowances are charged to bad debt expense in the accompanying consolidated statements of operations.  Our determination of the adequacy of these allowances is based primarily upon evaluations of the tenant’s financial condition, security deposits, lease guarantees and current economic conditions and other relevant factors.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term.  As of December 31, 2015 and 2014, deferred lease incentives totaled $0 and $10,000, respectively.  Amortization of deferred lease incentives totaled $10,000 and $4,000 for the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Fair Value Measurements

The Company utilizes the methods of fair value measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted income (loss) per share as of December 31:

	2015	2014

Weighted Average Number of Common Shares Used in Basic Income (Loss) Per Share	21,996,909	19,456,590

Effect of Dilutive Securities:
Common Stock Warrants	-	2,188,303
Convertible Preferred Stock	-	357,143

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Diluted Income (Loss) Per Share	21,996,909	22,002,036

Anti-Dilutive Equity Awards Excluded from Effect Dilutive Securities	-	176,788

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Immaterial Correction

During the third quarter of 2015, the Company revised previously reported amounts due to an error related to an overstatement of debt and a corresponding understatement in noncontrolling interests as of December 31, 2014.  In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 250, “Accounting Changes and Error Corrections,” the Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior period interim and annual consolidated financial statements.  The correction of the immaterial error resulted in a decrease to Debt, Net of $800,000 and a corresponding increase for the same amount to Noncontrolling Interests in the Company’s Consolidated Balance Sheets as of December 31, 2014.  This immaterial correction of an error had no impact on the Company’s Consolidated Statements of Operations or Cash Flows in any period.

Prior Period Adjustment

The Company determined that certain warrants issued in 2014, 2013 and 2012 which contained antidilution provisions were not recorded correctly in the consolidated financial statements.  This error resulted in an understatement of a warrant liability and an overstatement of stockholders’ equity.  The Company assessed the materiality of the warrant liability error on the consolidated financial statements for the year ended December 31, 2015 in accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”) and concluded that the impact of such adjustments would have been material to the consolidated financial statements had they been corrected in their entirety in 2015.  The Company also concluded that, had the error been corrected within its consolidated financial statements for the year ended December 31, 2014, the impact of the adjustment would not have been material to that period.  Therefore, the cumulative error as of January 1, 2015 has been recorded as a prior period adjustment in the amount of $(1,247,443) to Retained Earnings (Accumulated Deficit), resulting in a net adjustment to Stockholders’ Equity of $(1,247,443).

The Consolidated Statement of Operations for the year ended December 31, 2014 has not been adjusted as the impact of the correction of the error on net income is not material to those consolidated financial statements. In considering whether the Company should amend its previously filed Form 10-K for prior years, the Company’s evaluation of SAB 99 considered that the aggregate impact of the warrant liability adjustment was not material to the Company’s net income (loss), had no impact on operating cash flows, and had an insignificant impact on the Consolidated Balance Sheets.  In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have been changed by the correction of this item in the 2014, 2013 or 2012 consolidated financial statements in an amended Form 10-K.  Accordingly, the correction of the error was made to the Consolidated Statement of Stockholders’ Equity as described above using the SAB 108 approach.

Recently Issued Accounting Pronouncements

During April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 was applied prospectively for periods beginning the quarter ended
March 31, 2014.  The Company disposed of its Scottsburg Healthcare Center on March 10, 2014 and recognized a loss upon disposition as a component of income from continuing operations for the year ended December 31, 2014.

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

2.  GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2015, the Company incurred a net loss of $3,380,141, reported net cash used in operations of $30,855 and has an accumulated deficit of $4,840,289.  These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The Company’s net loss for the year ended December 31, 2015 was driven primarily by non-cash and in some cases non-recurring charges that management determined to recognize in the year, namely: Depreciation ($1,115,700); Amortization ($237,279); Bad Debt ($550,651); Goodwill Impairment ($1,750,454) and Stock Based Compensation ($194,666), all of which represent an aggregate of $3,848,750 in expenses.  The Company does not expect to incur non-cash charges of a comparable magnitude in the future.  In addition, the Company is addressing the repercussions of the cumulative rental deficiencies caused by one of its lease operators that operated four of our properties and filed for Chapter 11 Bankruptcy in January 2016 and plans to place two of its non-revenue generating properties in Tulsa Oklahoma on-line during 2016.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.

ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Company did not acquire any properties during the year ended December 31, 2015.  Property acquisitions for the year ended December 31, 2014 are as follows:

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

On March 10, 2014, Scottsburg Healthcare Center was sold for $3.6 million under a purchase agreement dated October 9, 2008, as amended and assigned, which resulted in a loss upon disposition of property and equipment of $381,395 for the year ended December 31, 2014.  The Company also recognized a loss from operations for the year ended December 31, 2014 approximating $35,000 related to Wood Moss.  The Company has presented these results as a component of income from continuing operations.

Total revenues and net income for properties acquired during the year ended December 31, 2014, which are included in our consolidated statements of operations, are as follows:

	2015	2014

Revenues	$ 2,604,103	$ 921,210
Net Income (Loss)	(358,454)	$ 2,828,388	(1)

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

For the Year Ended December 31, 2014 (unaudited)

Revenues	$ 3,759,679
Net Income	1,769,964
Net Income Attributable to Common Stockholders	1,587,098
Net Income Per Share Attributable to Common Stockholders - Basic	0.08
Net Income Per Share Attributable to Common Stockholders - Diluted	0.07

For the years ended December 31, 2015 and 2014, the Company paid deposits related to potential acquisitions of $100,000 and $500,000, respectively.  During 2015, $500,000 on deposit was refunded back to the Company.  As of December 31, 2015 and 2014, deposits held by others related to acquisitions totaled $100,000 and $500,000, respectively.

4.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

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

The Company recorded this investment using the equity method since the Company had the ability to exercise significant influence, but not control, over Limestone LLC.  Under the equity method, the Company recorded the initial investment at cost and adjusted the carrying amount to reflect the Company’s share of earnings and losses of Limestone LLC.  For the years ended December 31, 2015 and 2014, the Company’s share of income (losses) were $53,688 and $(23,292), respectively.  As of December 31, 2015, the Company’s carrying amount under the equity method was $0.

5.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2015 and 2014 are as follows:

	2015	2014

Land	$ 1,611,000	$ 1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	35,610,444	35,610,445
Furniture, Fixtures and Equipment	1,051,473	1,037,436
Construction in Progress	3,300,300	2,716,287

	41,773,217	41,175,168
Less Accumulated Depreciation	(2,031,511)	(915,811)

	$ 39,741,706	$ 40,259,357

Capitalized Interest	$ 105,867	$ 188,589

Depreciation Expense	$ 1,115,700	$ 624,311

Cash Paid for Capital Expenditures	$ 598,049	$ 2,716,287

6.  NOTE RECEIVABLE

Note Receivable - Healthcare Management of Oklahoma, LLC

On July 15, 2014, the Company entered into a $363,404 revolving line of credit with Healthcare Management of Oklahoma, LLC (“HMO”), the lease operator of the skilled nursing facility in Southern Hills, Tulsa, to be utilized for working capital needs related to the operation of the Southern Hills skilled nursing facility.  The note matured on July 14, 2015 and earned interest at a fixed rate of 8%.  The note was secured by accounts receivable and third-party personal guarantees.

On March 1, 2015, the Company entered into a revolving loan, replacing the note described above, in the amount of $250,000 which earns interest at a fixed rate of 8%.  All unpaid principal and interest was due to the Company on February 29, 2016.  The note was secured by all tangible and intangible property of the borrower.  On July 22, 2015, the revolving loan was amended to increase the principal amount to $350,000.

During 2015, advances related to this note totaled $350,000 of which $150,000 was advanced as cash with the remaining $200,000 advanced to fund a security deposit held by the Company and make lease payments to the Company.  Notwithstanding the fact that HMO has affirmed its obligation under the note, as of December 31, 2015, the Company determined this note to be no longer collectible based on ability to repay.  Accordingly, the Company recorded a bad debt expense of $150,000 and reversed the security deposit and rent revenue transactions totaling $200,000 within the consolidated financial statements for the year ended December 31, 2015.

7.  NOTES RECEIVABLE - RELATED PARTIES

Notes Receivable – Related Parties consists of the following as of December 31, 2015 and 2014:

	2015	2014

Notes Receivable
Gemini Gaming, LLC	$ 573,428	$ 590,500
Limestone Assisted Living, LLC	-	496,322
GL Investors, LLC	-	100,000

	$ 573,428	$ 1,186,822

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made.  As a result, the note receivable was discounted by $362,225 to its fair value of $600,148.  The discount is accreted into earnings using the interest method over the term of the note.  For the years ended December 31, 2015 and 2014, $16,691 and $22,076, respectively, has been accreted into earnings.

During the quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC which the Company accepted in full satisfaction of the total outstanding liability under the note.  The transaction resulted in the Company recognizing a nominal bad debt expense in the amount of $9,044 for the year ended December 31, 2015.

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

On March 25, 2015, the Limestone facility was sold and the note receivable in the amount of $550,000 due the Company was repaid in full, including accrued interest of $54,845.

Note Receivable – GL Investors, LLC

On February 4, 2014, the Company purchased the right to future distributions from a member of GL Investors, LLC in consideration of $100,000.  The distribution right does not have a stated maturity date and earns interest at a rate of 13% per annum and is unsecured.  During 2015, the Company determined the loan was no longer collectible based on the ability to repay.  Accordingly, the Company recorded $100,000 as a bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

As a result of the transactions above, the Company recognized cash flows from collections on notes receivable – related parties of $574,719 and $31,724 during 2015 and 2014, respectively.  Issuances of notes receivable – related parties during 2015 and 2014 totaled $0 and $650,000, respectively.

8.  GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  The Company evaluates goodwill on an annual basis in the fourth quarter and when management believes indicators of impairment exist.  Due to the continued operating losses and cash flow deficiencies during 2015, the Company assessed qualitative factors and determined that it could not conclude it was more likely than not that the fair value of its goodwill exceeded its carrying value for the goodwill recorded.  Accordingly, the Company proceeded to a quantitative evaluation of potential impairment of its goodwill.  This evaluation was based on the income (or discounted cash flows) approach which concluded goodwill to be impaired in its entirety at December 31, 2015.  The Company determined that no impairment write-downs were required as of December 31, 2014.

The following table details the changes in the carrying amount of goodwill for the years ended December 31:

	2015	2014

Beginning Balance	$ 1,750,454	$ 1,750,454
Impairment	(1,750,454)	-

Ending Balance	$ -	$ 1,750,454

9.  DEBT

The following is a summary of the Company’s debt outstanding as of December 31, 2015 and 2014:

	2015	2014

Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,461,421	13,660,830
Variable-Rate Mortgage Loans	8,050,043	8,216,660
Bonds Payable	5,700,000	5,700,000
Other Debt – Related Parties	5,105,000	6,110,000

	36,516,464	36,887,490

Less Unamortized Discount	74,004	76,616

	$ 36,442,460	$ 36,810,874

Convertible Notes Payable

6.5% Notes Due September, 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share, which exceeded fair value of the common stock at the time of issuance. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes.  As of December 31, 2015, none of the Notes have been converted into common stock.

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

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents.  Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon.  Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2015	2014	Rate	Date

Middle Georgia Nursing Home(1)	$ 4,200,000	$ 3,849,678	$ 3,872,112	5.50% Fixed	October 4, 2018
Goodwill Nursing Home(1)	4,976,316	4,577,047	4,735,516	5.50% Fixed	July 10, 2016(2)
Warrenton Nursing Home	2,720,000	2,562,765	2,639,469	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	1,501,500	-	1,361,728	4.25% Fixed	Repaid on December 20, 2015
Edward Redeemer Health & Rehab	2,303,815	2,249,772	-	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,222,159	1,052,005	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,686,506	1,717,330	Prime Plus 0.50%/ 6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,692,000	1,722,423	Prime Plus 0.50%/ 6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,671,537	4,776,907	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$ 22,511,464	$ 21,877,490

(1)

Mortgage loans are non-recourse to the Company.

(2)

Effective January 14, 2016, the maturity date was extended from December 28, 2015 to July 10, 2016.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants.  As of December 31, 2015, the Company was not in compliance with certain of these covenants which is considered to be an Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, which the Company owns a 100% membership interest.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.  These technical defaults are not deemed material, and the Company considers its relationships with its senior lenders to be very good.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds.  The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds.  The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma.  $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum.  The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum.  The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum.  The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company.   Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan.  Amortization expense related to deferred loan costs totaled $28,190 in 2015 and $0 in 2014.  Amortization expense related to the original issue discount totaled $2,612 in 2015 and $1,524 in 2014.  The loan agreement includes certain financial covenants required to be maintained by the Company, which were in not in compliance as of December 31, 2015.  As of December 31, 2015, restricted cash of $541,835 is related to the bonds.

Other Debt – Related Parties

Other debt due at December 31, 2015 and 2014 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2015	2014	Rate	Date

Goodwill Nursing Home	2,180,000	$ 1,280,000	$ 1,380,000	13.0%(1) Fixed	June 30, 2017(2)
Edwards Redeemer Health & Rehab	880,000	-	880,000	12.0% Fixed	Repaid on January 20, 2015
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016(3)
Providence of Greene Point Healthcare Center	1,150,000	1,125,000	1,150,000	10.0% Fixed	June 30, 2017(4)
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016(5)

		$ 5,105,000	$ 6,110,000

(1)The interest rate on this note increased from 12% to 13% per annum effective January 1, 2015.

(2)The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid.

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

(4)The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid.

(5)Effective January 1, 2016, we entered into a new operating lease with a new operator for GL Nursing, LLC.  Under the new lease, the base rent was reduced to a level that permits payment of the senior loan, but is insufficient to pay interest on the subordinated debt.  The Company has been accruing the unpaid interest but is in default under the Note.  A further event of default is the note’s past maturity.  Base rent under the new operating lease adjusts based upon the occupancy census; however there can be no prediction when those adjustments will occur.

For the years ended December 31, 2015 and 2014, the Company received proceeds from the issuance of debt of $2,566,854 and $11,379,175, respectively.  Cash payments on debt totaled $2,937,880 and $5,764,703 for the years ended December 31, 2015 and 2014, respectively.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years

2016	$ 11,137,183
2017	7,217,231
2018	6,304,487
2019	289,340
2020	2,085,426
2021 and after	9,482,797

$ 36,516,464

10.  STOCKHOLDERS’ EQUITY

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

As of December 31, 2015 and 2014, the Company has 200,500 shares of Series A Preferred Stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share.  Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of 8% based on the stated value per share computed on the basis of a 360-day year and 12 30-day months.  Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the 15th day of April, July, October and January.  The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date.  Shares of the Series D preferred stock are redeemable at the Company’s option.  At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

During April 2014, holders of 325,000 shares of Series D Preferred Stock converted their shares to the Company’s common stock.  As of December 31, 2015 and 2014, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For year ended December 31, 2015, the Company declared $30,000 in preferred dividends.   $7,562 were declared on December 31, 2015 and paid in 2016.

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

The Company issued 16,601 shares of common stock to an officer for compensation during 2015.  The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance.  The fair value of the shares in the amount of $14,667 was recognized as general and administrative expense in the consolidated statements of operations.

The Company issued 44,668 shares of common stock to an employee for compensation during 2014.  The fair value of common stock issued for compensation is measured at the market price on the date of grant and the fair value of the shares was recognized as general and administrative expense in the consolidated statements of operations on the date of grant.

For the years ended December 31, 2015 and 2014, the Company paid dividends on common stock of $440,779 and $404,613, respectively.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the year ended December 31, 2015.

Outstanding Non-Vested Restricted Stock Units, January 1, 2015	-
Granted	251,549
Vested	(201,549)
Cancelled / Forfeited	(50,000)

Outstanding Non-Vested Restricted Stock Units, December 31, 2015	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $179,999 for the year ended December 31, 2015.  There was no restricted stock unit activity during the year ended December 31, 2014.

Common Stock Warrants

As of December 31, 2015 and 2014, the Company had 2,921,736 and 3,541,731, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.76 and $0.74, respectively. Activity for the years ended December 31, 2015 and 2014 related to common stock warrants follows:

	2015		2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	3,541,731	$ 0.74	3,798,306	$ 0.68
Issued	-	-	846,980	0.80
Exercised	(22,242)	0.65	(876,337)	0.51
Cashless Exercise	(498,290)	0.75	(23,993)	0.50
Expired	(99,463)	0.50	(203,225)	0.72

Ending Balance	2,921,736	$ 0.76	3,541,731	$ 0.74

In 2015 the 22,242 warrants exercised included a cash component of $14,573.   For the cashless exercise of warrants, the Company issued 104,901 shares of common stock.  The total intrinsic value of common stock warrants exercised during the year ended December 31, 2015 was $5,829.

Noncontrolling Interests

For the years ended December 31, 2015 and 2014, 236,996 and 508,965, respectively, shares of the Company’s common stock were issued to acquire noncontrolling interests.

For the years ended December 31, 2015 and 2014, the Company paid cash distributions to noncontrolling interests of $42,037 and $339,087, respectively.

In lieu of cash distributions, the Company distributed shares of the Company’s common stock to noncontrolling interests during 2015 and 2014.  For 2015, 23,933 shares were distributed at a value of $1 per share.  For 2014, 39,855 shares were distributed at a value of $1 per share.

11.  RELATED PARTIES

Christopher Brogdon was a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company through his resignation on November 20, 2015.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000.  On September 16, 2014, the receivable due from Mr. Brogdon was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC.  As of December 31, 2015 and 2014, the Company had advances to Christopher Brogdon in the amount of $0 and $53,211.  During 2015, the Company determined that advances in the amount of $53,211 were no longer collectible and were recognized as a bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

For the years ended December 31, 2015 and 2014, the Company made advances to certain companies affiliated with Christopher Brogdon in the amount of $80,000 and $812,074, respectively.  During 2015 and 2014, the Company determined that certain advances to companies affiliated with Christopher Brogdon were no longer collectible based on their ability to repay.  Accordingly, the Company recorded $380,000 and $440,219 as a bad debt expense on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.  As of December 31 2015 and 2014, the Company had advances to related parties of $0 and $300,000, respectively.

Christopher Brogdon was the managing member of GWH Investors, LLC, Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, GLN Investors, LLC and Dodge Investors, LLC.  As described in Note 7, the Company has or had notes payable to these entities.  Effective November 20, 2015, Mr. Brogdon resigned all positions which he held with entities affiliated with the Company, and Clifford Neuman, a Director and Secretary, was substituted as managing member of those affiliates.

Clifford Neuman is a manager and member of Gemini Gaming, LLC.  As described in Note 7, the Company had a note receivable from Gemini Gaming, LLC at December 31, 2015.

In connection with its private placement of common stock described elsewhere in this report, the Company engaged the services of GVC Capital, LLC, (GVC”) a registered broker-dealer and FINRA member to serve as Placement Agent.  GVC was paid a Placement Agent fee in the closing of the offering during 2014 in the amount of $415,627, a non-accountable expense allowance in the aggregate amount of $134,392 and expense reimbursement in the aggregate amount of $17,088. Steven Bathgate, a director, is a managing member of GVC and as a result had a financial interest in the payments made to GVC.  In addition, GVC was issued warrants to purchase shares of common stock equal to 10% of the shares sold in the offering.

12.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any
Middle Georgia (6)	$ 47,000	June 30, 2017	Term may be extended for one additional five-year term.
Warrenton	$ 27,871	June 30, 2016	None(5)
Goodwill (6)(8)	$ -	December 31, 2017	Term may be extended for one additional five-year term.
Edwards Redeemer (6)	$ 42,544	December 31, 2017	Term may be extended for one additional five-year term.
Providence	$ 19,782	June 30, 2016	None(5)
Greene Point	$ 21,185	June 30, 2016	None(5)
Meadowview	$ 33,695	October 31, 2024	Term may be extended for one additional five-year term.
Golden Years (6) (7)	$ 62,800	May 31, 2017	Term may be extended for one additional five-year term.
Southern Hills SNF(2)	$ 37,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF(3)	$ 22,000	March 31, 2019	None
Southern Hills ILF(4)

(1)

Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.

(2)

Lease agreement dated May 21, 2014 with lease payments commenced February 1, 2015.

(3)

Lease agreement dated March 19, 2014.  Lease payments were to have commenced on April 1, 2015; however, the ALF facility is not yet open and rent payments have not been made.

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

(6)

On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  As of December 31, 2015, the Company was due rents of $575,600 from the lease operator and held security deposits of $176,667.  The Company has not recognized rental revenues related to past due rent during 2015 and has impaired deferred rents receivable in the amount of $177,044.  Security deposits held were applied against bad debt expense recognized during 2015.  As a result, the Company has recognized a net recovery of bad debt expense of $141,604 which has been netted against bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.  Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases at Middle Georgia, Edwards Redeemer and Goodwill.  As of the date of this Report, the lease operator has not made any binding elections, but has verbally represented that he intends to assume the leases at Middle Georgia and Edwards Redeemer under existing lease terms and reject the lease covering Goodwill.  If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.

(7)

Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which is subject to increases based on census levels.

(8)

In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed.  The Goodwill facility is not generating any revenue as of the date of this Annual Report and is not expected to generate revenues until we are able to identify a lease operator and have the facility recertified by regulatory authorities.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses.  We have been required to cover those expenses at Goodwill since the facility was closed by regulators in January 2016.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia, Edwards Redeemer, Goodwill, Southern Tulsa ALF and Southern Tulsa ILF):

Years

2016	$ 2,368,026
2017	2,771,000
2018	2,810,840
2019	2,593,838
2020	2,440,644
2021 and Thereafter	13,330,398

$ 26,314,746

13.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.  The Company is current with all its federal and state tax filings.

The Company is open to examination for tax years 1998 through 2015 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31:

	2015	2014

Statutory Federal Income Tax Rate	34%	34%
Warrant Liability	34	-
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)

	- %	- %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31 are as follows:

	2015	2014
Deferred Tax Assets:
Net Operating Loss Carryforwards	$ 3,615,115	$ 2,852,373
Capital Loss Carryforward	99,137	99,137
Discount on Note Receivable	109,976	115,651
Goodwill Impairment	595,154	-
Acquisition Costs	126,669	140,840

	4,546,051	3,208,001
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(229,098)	(167,419)

	(1,249,098)	(1,187,419)

Valuation Allowance	(3,296,953)	(2,020,582)

Net Deferred Tax Asset	$ -	$ -

The valuation allowance at December 31, 2015 and 2014 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $10,632,000 prior to the expiration of the net operating loss carryforwards beginning in 2018.  Taxable loss for the year ended December 31, 2015 approximated $2,535,000.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2015.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership.  No determination has been made as of December 31, 2015, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$ 304,536	-	-	$ 304,536

Because these warrant have full reset adjustments tied to future issuance of equity securities by the company, it is subject to derivative liability treatment under ASC 815-40-15.

The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other (Income) Expense on the Company’s Consolidated Statement of Operations until the warrants are exercised, expire, or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.  The fair value of the warrant liability is determined each reporting period by utilizing the Black-Scholes option pricing model.

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the year ended December 31, 2015:

Beginning Balance, January 1, 2015	$ 1,247,443

Change in Fair Value of Warrant Liability	(638,172)
Exercise of Warrants	(304,735)

Ending Balance, December 31, 2015	$ 304,536

The significant assumptions used in the Black-Scholes option pricing model as of December 31, 2015 include the following:

Volatility	95.3% - 152.8%
Risk-free Interest Rate	0.65% - 1.31%
Exercise Price	$0.50 - $1.37
Fair Value of Common Stock	$0.68
Expected Life	1.1 – 3.7 years

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31 follows:

	2015	2014

Acquisition of membership interests in exchange of common stock	$ -	$ 471,465
Notes payable and accrued interest converted to common stock	-	153,433
Conversion of Series D preferred stock to common stock	-	325,000
Common stock issued to an employee at fair value	-	45,115
Common stock warrants issued to placement agent	-	56,065
Cashless exercise of warrants to acquire common stock	5,245	23,993
Non-cash distribution of note receivable	-	1,380,000
Exchange of Common Stock for noncontolling interests	69,163	579,158
Distribution of common stock to noncontrolling interests	23,933	39,855
Dividends declared on Series D preferred stock	7,562	-
Noncash net assets acquired upon acquisition of properties	-	10,255,615
Prior period adjustment	1,247,443	-
Warrant exercise	304,735	-

16.  SUBSEQUENT EVENTS

Acquisition of Non-Controlling Interests

Effective January 1, 2016, we purchased an aggregate of 24.5% in membership interests in GL Nursing, LLC in consideration of 54,000 shares of common stock.  As a result of this transaction, the Company owns 100% of the membership interests in GL Nursing, LLC.

Issuance of Restricted Stock

Effective January 14, 2016, the Company issued to each of its five directors a restricted stock award of 45,455 shares or, an aggregate of 227,275 shares of common stock valued at $0.66 per share in consideration of services provided.

Bankruptcy of Significant Lease Operator

On January 22, 2016, a lease operator that operates Middle Georgia Nursing Home in Eastman, Georgia, Edwards Redeemer Nursing Center in Oklahoma City, OK, Goodwill Nursing Home in Macon, Georgia, and formerly operated Golden Years Manor in Lonoke, Arkansas filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the US District Court in Chattanooga, TN.  As of December 31, 2015, the Company was due rents of $575,600 from the lease operator and held security deposits of $176,667.  The Company has recorded an allowance for uncollectible accounts of $398,933 related to rents due from the lease operator as of December 31, 2015.  Deferred rent receivables arising from the straight line recognition of rents related to these leases totaled $177,044 as of December 31, 2015.  The Company has recorded an allowance for uncollectible accounts of $177,044 related to the deferred rent receivables as of December 31, 2015.  Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases at Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has not made any binding elections, but has verbally represented that he intends to assume the leases at Middle Georgia and Edwards Redeemer and reject the lease covering Goodwill.  If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption. As of the date of this Annual Report, we are negotiating the terms of new amendments to the operating leases for Middle Georgia and Edwards Redeemer, but there can be no assurance if those amendments will be accepted.

Effective January 1, 2016, we re-leased the Golden Years Manor facility to an unaffiliated third party operator after a history of poor performance by the lease operator.  The new lease has an initial rent of $30,000 per month and increases based on census targets.  The lease has a 10-year term.

Closure of Goodwill Nursing Home

The Goodwill Nursing Home located in Macon, Georgia was closed by State of Georgia regulators in January, 2016.  All residents of the Goodwill facility have been moved, and the property is currently vacant.  We do not expect the lease operator in bankruptcy to assume the current lease, and we are negotiating with new lease operators to recertify the facility and assume operations. There can be no assurance that those efforts will be successful.

Repayment of Gemini Gaming LLC Note

During the first quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC which the Company accepted in full satisfaction of the total outstanding liability under the note.  The transaction resulted in the Company recognizing a nominal bad debt expense in the amount of $9,044.

GLOBAL HEALTHCARE REIT, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2015

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation

Middle Georgia Nursing Home	$ 3,849,678	$ 50,000	$ 4,830,100	$ -	$ -	$ 50,000	$ 4,830,100	$ 4,880,100	$ 680,167
Warrenton Health and Rehabilitation	2,562,765	110,000	3,390,000	-	-	110,000	3,390,000	3,500,000	172,486
Southern Hills Retirement Center	6,848,155	710,000	4,290,000	-	3,300,300	710,000	7,604,336	8,314,336	146,158
Goodwill Nursing Home	5,857,047	180,000	6,146,651	-	-	180,000	6,146,651	6,326,651	386,700
Edwards Redeemer Health & Rehab	2,249,772	200,000	2,844,148	-	-	200,000	2,844,148	3,044,148	100,634
Providence of Sparta Nursing Home	2,736,506	190,000	2,695,473	-	-	190,000	2,695,473	2,885,473	102,915
Providence of Green Point Healthcare Center	2,817,000	33,500	2,970,469	-	-	33,500	2,970,469	3,003,969	158,596
Meadowview Healthcare Center	3,200,000	77,500	2,922,500	-	-	77,500	2,922,500	3,000,000	99,800
Golden Years Manor Nursing Home	6,321,537	60,000	6,758,540	-	-	60,000	6,758,540	6,818,540	184,055
Total	$ 36,442,460	$ 1,611,000	$ 36,847,881	$ -	$ 3,300,300	$ 1,611,000	$ 40,162,217	$ 41,773,217	$ 2,031,511

(1) Buildings and Improvements includes Land Improvements, Buildings and Improvements and Furniture, Fixtures, and Equipment which are depreciated over 15, 30, and 10 years, respectively.
(2) Reconciliation of Real Estate and Accumulated Depreciation:

	Cost	Accumulated Depreciation
Balance at December 31, 2013	$ 8,380,100	$ 291,500

Additions	36,590,463	-
Sale of Property	(3,795,395)	-
Depreciation Expense	-	624,311

Balance at December 31, 2014	41,175,168	915,811

Additions	598,049	-
Depreciation Expense	-	1,115,700

Balance at December 31, 2015	$ 41,773,217	$ 2,031,511

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.
Date: April 14, 2016	By: _/s/ Lance Baller________________ Lance Baller Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ Lance Baller_____________________ Lance Baller	Interim CEO, Director	April 14, 2016
(Principal Executive Officer)
__/s/ Steven Bathgate__________________ Steven Bathgate	Director	April 14, 2016

___/s/ Zvi Rhine______________________ Zvi Rhine.	Director	April 14, 2016

__/s/ Clifford L. Neuman_______________ Clifford L. Neuman	Director	April 14, 2016
___/s/ Andrew Sink___________________ Andrew Sink	Interim COO, Director	April 14, 2016

___/s/ Philip Scarborough______________ Philip Scarborough	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016