Form 10-Q
period 2016-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2016-05-19
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

Issuer’s telephone number: (303) 449-2100

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

Yes [   ] No [ X ]

As of May 17, 2016, the Registrant had 22,562,728 shares of its Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

Property and Equipment, Net	$ 39,159,439	$ 39,741,706
Cash and Cash Equivalents	280,551	71,055
Restricted Cash	554,335	541,835
Note Receivable - Related Party, Net of Discount	-	573,428
Prepaid Expenses, and Other	252,081	222,031

Total Assets	$ 40,246,406	$ 41,150,055

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $685,997 and $700,692 respectively	$ 35,722,755	$ 35,815,772
Accounts Payable and Accrued Liabilities	521,144	396,862
Dividends Payable	7,624	7,562
Warrant Liability	309,532	304,536
Lease Security Deposits	39,000	30,000

Total Liabilities	36,600,055	36,554,732

Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 22,562,728 and 22,246,453 Shares Issued and Outstanding at March 31, 2016 and December 31, 2015, Respectively	1,128,136	1,112,323
Additional Paid-In Capital	9,070,404	8,978,914
Accumulated Deficit	(5,923,132)	(4,840,289)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	5,051,408	6,026,948

Noncontrolling Interests	(1,405,057)	(1,431,625)

Total Equity	3,646,351	4,595,323

Total Liabilities and Equity	$ 40,246,406	$ 41,150,055

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue
Rental Revenue	$ 721,256	$ 1,123,314
Expenses
General and Administrative	482,008	346,331
Property Taxes, Insurance, and Other Operating	77,811	98,035
Depreciation	582,267	304,711
Total Expenses	1,142,086	749,077
Income (Loss) from Operations	(420,830)	374,237
Other (Income) Expense
Loss on Warrant Liability	4,996	-
Interest Income	(32,149)	(39,072)
Interest Expense	721,595	684,314
Total Other (Income) Expense	694,442	645,242
Equity in Income from Unconsolidated Partnership	-	53,688
Net Loss	(1,115,272)	(217,317)
Net (Income) Loss Attributable to Noncontrolling Interests	39,929	(14,986)
Net Loss Attributable to Global Healthcare REIT, Inc.	(1,075,343)	(232,303)
Series D Preferred Dividends	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$ (1,082,843)	$ (239,803)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders -
Basic	$ (0.05)	$ (0.01)
Diluted	$ (0.05)	$ (0.01)
Weighted Average Common Shares Outstanding:
Basic	22,529,899	21,804,843
Diluted	22,529,899	21,804,843

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Global Healthcare REIT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance, December 31, 2015	200,500	$ 401,000	375,000	$ 375,000	22,246,453	$ 1,112,323	$ 8,978,914	$ (4,840,289)	$ 6,026,948	$ (1,431,625)	$ 4,595,323
Stock Based Compensation – Restricted Stock Awards	-	-	-	-	227,275	11,363	138,637	-	150,000	-	150,000
Common Stock Issued for debt cost	-	-	-	-	35,000	1,750	22,050	-	23,800	-	23,800
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Common Stock to Noncontrolling Interests	-	-	-	-	54,000	2,700	(69,197)	-	(66,497)	66,497	-
Net Loss	-	-	-	-	-	-	-	(1,075,343)	(1,075,343)	(39,929)	(1,115,272)
Balance, March 31, 2016	200,500	$ 401,000	375,000	$ 375,000	22,562,728	$ 1,128,136	$ 9,070,404	$ (5,923,132))	$ 5,051,408	$ (1,405,057)	$ 3,646,351

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$ (1,115,272)	$ (217,317)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	582,267	304,711
Amortization and Accretion	38,493	97,979
Increase in Straight Line Rent Receivable	(8,099)	(35,633)
Stock Based Compensation	150,000	154,165
Equity in Income from Unconsolidated Partnership	-	(53,688)
Loss on Warrant Liability	4,996	-
Premium on Debt	120,250	-
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(35,000)	-
Accounts Payable and Accrued Liabilities	114,352	30,528
Lease Security Deposits	9,000	55,000
Other	13,050	(59,701)

Net Cash Provided by (Used in) Operating Activities	(125,963)	276,044

Cash Flows from Investing Activities
Issuance of Note Receivable	-	(155,000)
Collections on Notes Receivable - Related Parties	573,428	566,397
Net Advances from/to Related Parties	-	(80,000)
Change in Restricted Cash	-	159,033
Earnest Money on Deposit	-	500,000
Capital Expenditures for Property and Equipment	-	(264,904)

Net Cash Provided by Investing Activities	573,428	725,526

Cash Flows from Financing Activities
Proceeds from Debt	-	2,303,815
Payments on Debt	(217,969)	(2,437,955)
Change in Restricted Cash	(12,500)	146,937
Dividends Paid on Preferred Stock	(7,500)	-
Distributions to Noncontrolling Interests	-	(116,377)

Net Cash Used in Financing Activities	(237,969)	(103,580)

Net Increase in Cash and Cash Equivalents	209,496	897,990

Cash and Cash Equivalents, Beginning of Period	71,055	533,597

Cash and Cash Equivalents, End of Period	$ 280,551	$ 1,431,587

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $0 and $105,867 for the Three Months Ended March 31, 2016 and 2015, Respectively	$ 523,155	$ 723,067
Cash Paid for Income Taxes	$ 0	$ 0

See accompanying notes to unaudited consolidated financial statements.

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of March 31, 2016, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented.  Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $613,953 and $626,688 are included in Debt, Net as of March 31, 2016 and December 31, 2015, respectively.

2.  GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the three months ended March 31, 2016, the Company incurred a net loss of $1,115,272, reported net cash used in operations of $125,963 and has an accumulated deficit of $5,923,132.  These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

The Company recorded this investment using the equity method since the Company had the ability to exercise significant influence, but not control, over Limestone LLC. Under the equity method, the Company recorded the initial investment at cost and adjusted the carrying amount to reflect the Company’s share of earnings and losses of Limestone LLC. For the three months ended March 31, 2016 and 2015, the Company’s share of income was $0 and $53,688, respectively. As of March 31, 2016 and 2015, the Company’s carrying amount under the equity method was $0.

4.  PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Land	$ 1,611,000	$ 1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	35,610,444	35,610,444
Furniture, Fixtures and Equipment	1,051,473	1,051,473
Construction in Progress	3,300,300	3,300,300

	41,773,217	41,773,217
Less Accumulated Depreciation	(2,613,778)	(2,031,511)

	$ 39,159,439	$ 39,741,706

	For the Three Months Ended March 31,
	2016	2015

Capitalized Interest	$ -	$ 105,867
Depreciation Expense	582,267	304,711
Cash Paid for Capital Expenditures	-	264,904

5.  NOTE RECEIVABLE - RELATED PARTY

	March 31, 2016	December 31, 2015

Note Receivable - Gemini Gaming, LLC	$ -	$ 573,428

In connection with the split-off of gaming assets by Global, the Company accepted a note receivable in the amount of $962,373 from Gemini Gaming, LLC. The note bore interest at 4.0% and was payable in quarterly installments of $17,495 beginning on January 1, 2014 through maturity of the note on October 1, 2033. The note was secured by all rights, title, and interest in and to 100,000 shares of the membership interest in Gemini Gaming, LLC. In the event of default, the Company would not take possession of gaming assets or equipment or operate the casino unless duly licensed by the State of Colorado Division of Gaming.

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made. As a result, the note receivable was discounted by $362,225 to its fair value of $600,148. The discount was accreted into earnings using the interest method over the term of the note. For the three months ended March 31, 2016 and 2015, $0 and $11,113, respectively, has been accreted into earnings.

During the quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC, which was the discounted book value of the note, which the Company accepted in full satisfaction of the total outstanding liability under the note.

6.  DEBT

The following is a summary of the Company’s debt outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,336,647	14,461,421
Variable-Rate Mortgage Loans	8,006,855	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	5,225,250	5,105,000

	36,408,752	36,516,464

Premium, Unamortized Discount and Debt Issuance Costs	(685,997)	(700,692)

	$ 35,722,755	$ 36,815,772

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017.  The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest.  Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act.  At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of March 31, 2016, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	March 31, 2016	December 31, 2015	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home(1)	$4,200,000	$3,827,611	$ 3,849,678	5.50% Fixed	October 4, 2018
Goodwill Nursing Home(1)	4,976,316	4,539,605	4,577,047	5.50% Fixed	July 10, 2016
Warrenton Nursing Home	2,720,000	2,534,310	2,562,765	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,232,201	2,249,772	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,202,920	1,222,159	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,678,148	1,686,506	Prime Plus 0.50%/6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	1,683,740	1,692,000	Prime Plus 0.50%/6.00% Floor	November 5, 2016
Golden Years Manor Nursing Home	5,000,000	4,644,967	4,671,537	Prime Plus 1.50%/5.75% Floor	August 3, 2037

		$22,343,502	$22,511,464

(1)

Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year.  The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $14,043 and $653 for the three months ended March 31, 2016 and 2015, respectively. The loan agreement includes certain financial covenants required to be maintained by the Company, which were in compliance as of March 31, 2016. As part of the loan terms, a $60,000 principal reduction was paid on the bonds during the quarter. As of March 31, 2016, restricted cash of $554,335 is related to these bonds.

Other Debt

Other debt at March 31, 2016 and December 31, 2015 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	March 31, 2016	December 31, 2015	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$ 2,180,000	$ 1,344,000	$ 1,280,000	13.0% Fixed	June 30, 2017 (1)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016 (2)
Providence of Greene Point Healthcare Center	1,150,000	1,181,250	1,125,000	10.0% Fixed	June 30, 2017(3)
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016(4)

		$ 5,225,250	$ 5,105,000

(1)

The subordinated note on Goodwill matured on July 1, 2015.  Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid.  For the three months ended March 31, 2016, premium of $64,000 has been recognized into earnings. The tenant, New Beginnings, of the Goodwill nursing facility filed for bankruptcy in January 2016. The facility is currently vacant and not generating any revenue and is unable to pay interest on the subordinated debt.  The Company has been accruing the unpaid interest but is in default under the note.

(2)

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

(3)

The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid.  For the three months ended March 31, 2016, premium of $56,250 has been recognized into earnings.

(4)

Effective January 1, 2016, we entered into a new operating lease with a new operator for GL Nursing, LLC.  Under the new lease, the base rent was reduced to a level that permits payment of the senior loan, but is insufficient to pay interest on the subordinated debt.  The Company has been accruing the unpaid interest but is in default under the Note. The subordinated debt is also past maturity.  Base rent under the new operating lease adjusts based upon the occupancy census; however there can be no prediction when those adjustments will occur.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

2016	$10,919,463
2017	7,332,098
2018	6,299,366
2019	289,340
2020	2,444,943
2021 and Thereafter	9,123,542
$36,408,752

During the 3 month period ending March 31, 2016, $217,969 of debts were paid down and $38,493 was recorded as an amortization of discounts.

7.  STOCKHOLDERS’ EQUITY

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

As of March 31, 2016 and December 31, 2015, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2016 and December 31, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on March 31, 2016. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2016 and 2015.

	2016	2015
Outstanding Non-Vested Restricted Stock Units January 1,	-	-
Granted	227,275	216,665
Vested	(227,275)	(216,665)

Outstanding Non-Vested Restricted Stock Units	-	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $150,000 and $154,165 for the three months ended March 31, 2016 and 2015.

Common Stock Warrants

As of March 31, 2016 and December 31, 2015, the Company had 2,921,736 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.76.

Common Stock

During the quarter ending March 31, 2016, 54,000 shares of common stock were issued for equity positions to holders on non-controlling interests in one of the Company’s subsidiary entities.  In addition, 35,000 shares of common stock were issued as payment to the placement agent that solicited investors who agreed to restructure their subordinated debt.

9.  RELATED PARTIES

Clifford Neuman, a director of the Company, is a manager and member of Gemini Gaming, LLC. As described in Note 5, the Company had a note receivable from Gemini Gaming, LLC. Mr. Neuman also serves as sole manager of the Company’s affiliated subsidiaries.

The Company transitioned the bookkeeping and property management for the Company to Colliers International. Andy Sink, a director and the interim Chief Operating Officer, is a partner of Colliers International.

10.  FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia(6)	$ 48,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	31,655	June 30, 2016	None.(5)
Goodwill(6),(8)	-	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer (6)	45,900	December 31, 2017	Term may be extended for one additional five year term.
Providence	22,528	June 30, 2016	None.(5)
Greene Pointe	23,936	June 30, 2016	None.(5)
Meadowview	33,695	October 31, 2024	Term may be extended for one additional five year term.
Golden Years(6),(7)	30,000	December 31, 2025	Term may be extended for one additional five year term.
Southern Hills SNF(2)	37,000	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)	22,000	March 31, 2019	None
Southern Hills ILF(4)	-	-	-

(1)

Monthly lease income reflects rent income on a straight-line basis, where applicable, over the term of each lease. Properties related to the New Beginnings properties (Middle Georgia/Dodge, Goodwill and Edwards Redeemer) are reflected on a cash basis until the tenant is out of bankruptcy and stable.)

(2)

Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015.  On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF.  The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements.  The Company plans to engage a new lease operator for the facility.

(3)

Lease agreement dated March 19, 2014. Lease payments were to have commenced on April 1, 2015; however the ALF facility is not yet open and rent payments have not been made.  The tenant for the ALF is the same tenant as the tenant for the Southern Hills SNF, discussed in Note 2.  The Company plans to seek a new tenant for this entity to assume operations at the completion of construction.

(4)

The Southern Hills ILF requires renovation and is not subject to an operating lease.

(5)

The operating leases covering Warrenton, Providence and Greene Pointe expire in June 2016 without renewal options. On August 18, 2015, the Company entered into lease agreements with another independent nursing home operator which will begin on July 1, 2016 and expire on June 30, 2026.  Initial monthly rents begin at $52,000 for Warrenton and $40,000 for both Providence and Greene Pointe, all of which escalate over the lease term.  The terms may be extended for one additional ten year term.

(6)

On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill.  As of the date of this Report, the lease operator has not made any binding elections, but has verbally represented that he intends to assume the leases of Middle Georgia and Edwards Redeemer under existing lease terms and reject the lease covering Goodwill.  If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.

(7)

Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which is subject to increases based on census levels.

(8)

In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed.  The Goodwill facility is not generating any revenue as of the date of this report and is not expected to generate revenues until we are able to identify a lease operator and have the facility recertified by regulatory authorities.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses. We have been required to cover those expenses at Goodwill since the facility was closed by regulators in January 2016. The Company has also committed to extending a line of credit to the Receiver for the Southern Hills SNF for working capital in the maximum amount of $250,000, of which $150,000 has already been advanced. The line of credit will represent a senior obligation of the Receivership estate.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia, Edwards Redeemer, Goodwill, Southern Tulsa SNF, Southern Tulsa ALF and Southern Tulsa ILF):

2016	$ 1,547,513
2017	2,328,000
2018	2,355,840
2019	2,399,538
2020	2,440,644
2021 and Thereafter	13,330,398
$ 24,402,233

The Company is in active negotiations with potential lease operators to assume the operations of the properties whose operator is in bankruptcy (Middle Georgia, Edwards Redeemer and Goodwill) as well as a new operator for the Southern Hills’ facilities.

11.  FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are summarized below:

Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$ 309,532	-	-	$ 309,532

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$ 304,536	-	-	$ 304,536

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the three months ended March 31, 2016:

Beginning Balance, January 1, 2016	$ 304,536

Change in Fair Value of Warrant Liability	4,996
Exercise of Warrants	-

Ending Balance, March 31, 2016	$ 309,532

The significant assumptions used in the Black-Scholes option pricing model as of March 31, 2016 and December 31, 2015 include the following:

	March 31, 2016	December 31, 2015
Volatility	82.0% - 115.0%	95.3% - 152.8%
Risk-free Interest Rate	0.64% - 1.05%	0.65% - 1.31%
Exercise Price	$0.50 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.67	$0.68
Expected Life	.86 – 3.5 years	1.1 – 3.7 years

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31 follows:

	2016	2015
Acquisition of Membership Interests in Exchange for Common Stock	$ 66,497	$ 0
Common Stock Issued for debt cost	23,800	0
Dividends Declared on Preferred Stock	7,500	7,500
Dividends Declared on Common Stock	-	218,317

13.  SUBSEQUENT EVENTS

On May 10, 2016, the Company applied for and obtained a Court Order appointing a Receiver for the operations at the Southern Hills SNF. The lease operator, Healthcare Management of Oklahoma, LLC (“HMO”) had informed the Company that it was unable to meet the financial commitments to continue operating the facility, including the payment of rent, payroll, food, pharmaceuticals and other requirements. In connection with the appointment of the Receiver, the Company agreed to extend a working capital line of credit to the Receiver in the maximum amount of $250,000, of which $150,000 has already been advanced. Advances under the line of credit will represent a senior obligation of the Receivership estate. The Company is actively soliciting a new operator for the Southern Hills SNF, as well as the related ALF and ILF properties. The Company expects there to be some interruption in cash flow from the SNF until the Receiver’s operating team becomes more seasoned. We have notified the senior secured lender of the appointment of the Receiver.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we did not make that election for the 2015 fiscal year.

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

Acquisitions

We did not acquire any properties during the three month periods ended March 31, 2016 and 2015.

Properties

As of March 31, 2016, we owned nine long-term care facilities.  The following table provides summary information regarding these facilities at March 31, 2016:

Property Name	Location	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at March 31, 2016

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$ 5,000,000	$ 3,827,611

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	3,500,000	2,534,310

Southern Hills Retirement Center	Tulsa, OK	100%	2/07/2014	104,192	2,000,000	6,842,920

Goodwill Nursing Home	Macon, GA	83.62%(2)	5/19/2014	46,314	7,185,000	5,883,605

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	3,142,233	2,232,201

Providence of Sparta Nursing Home	Sparta, GA	97.36%(3)	9/16/2014	19,441	2,836,930	2,728,148

Providence of Greene Point Healthcare Center	Union Point, GA	100%(3)	9/16/2014	26,948	2,948,253	2,864,990

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	6,742,767	6,294,967

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (5)	$ 570,000	6/30/2017
Warrenton Health and Rehabilitation	379,634	6/30/2016(4)
Southern Hills Retirement Center(1)	427,000	5/31/2019
Goodwill Nursing Home(2) (5)	-	12/31/2017
Edwards Redeemer Health & Rehab(5)	540,000	12/31/2017
Providence of Sparta Nursing Home(3)	270,180	6/30/2016(4)
Providence of Green Point Healthcare Center	287,052	6/30/2016(4)
Meadowview Healthcare Center	361,000	10/31/2024
Golden Years Manor Nursing Home(5)	360,000	12/31/2025

(1)

Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements.  Lease revenues for the SNF began in February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF.  The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements.  The Company plans to engage a new lease operator for the facility. Lease revenues for the ALF were to have begun April 1, 2015; however, additional renovations are required to open the facility. Lease revenues for the ILF are expected to commence when needed renovations to the facility are completed.  On the date acquired, the ALF and ILF were vacant and in need of renovation.  The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

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

(5)

On January 22, 2016, the lease operator that operates Middle Georgia Nursing Home, Edwards Redeemer Health & Rehab, Goodwill Nursing Home and formerly Golden Years Manor Nursing Home filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the effect of this bankruptcy filing on future lease terms. The Golden Years Manor Nursing Home has been re-leased to an unaffiliated third party operator effective January 1, 2016 at an initial lease rate of $360,000 per year, subject to future census adjustments.  Goodwill was closed by regulators in January 2016 and is currently not generating any revenue.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations - Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Rental revenues for the three month periods ended March 31, 2016 and 2015 totaled $721,256 and $1,123,314, respectively, a decrease of $402,058.  On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We continue to have to service the senior secured loan at Goodwill even though the property is closed and generates no revenues. We recognized no rental revenues related to our assisted living facility in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facility. We have been unable to service our unsecured debt at Lonoke and Goodwill and cannot predict when those properties will generate sufficient revenues to resume those payments.  We expect to recognize rental revenues on the assisted living facility during 2016.  Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016.  For the three months ended March 31, 2015, we recognized rental revenues on all nine properties with the exception of our assisted living facility and independent living facility located in Tulsa, Oklahoma.  Revenues from Goodwill ceased in January 2016 and it is unlikely that we will realize any rental revenues from that property for the remainder of 2016.

General and administrative expenses were $482,008 and $346,331 for the three month periods ended March 31, 2016 and 2015, respectively, an increase of $135,677. This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements. For the three months ended March 31, 2016 and 2015, general and administrative expenses includes $150,000 and $154,165 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $77,811 and $98,035 for the three month periods ended March 31, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016.  We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $277,556 from $304,711 for the three months ended March 31, 2015 to $582,267 for three months ended March 31, 2016. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

Interest income decreased $6,923 from $39,072 for the three months ended March 31, 2015 to $32,149 recognized for the three months ended March 31, 2016 as a result of decreased average balances outstanding related to our note receivable from a related party.

Interest expense increased $37,281 from $684,314 for the three months ended March 31, 2015 to $721,595 for the three months ended March 31, 2016. The increase in interest expense is attributable to a one-time premium totaling $120,250 incurred to extend the maturity dates on two subordinated notes. For the three months ended March 31, 2015, we capitalized interest costs on construction in progress of $105,867 related to renovations at our Southern Hills Retirement Center. We did not capitalize any interest during the three months ended March 31, 2016.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2016, the Company had cash and cash equivalents of $280,551 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debt that mature during 2016, as our projected cash flow from operations will be insufficient to retire the debt.  Our restricted cash approximated $0.5 million as of March 31, 2016 which is to be expended on debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $125,963 for the three months ended March 31, 2016 compared to cash provided by operating activities of $276,044 for the three months ended March 31, 2015. Cash flows provided by operations was primarily impacted by the decrease in rental revenues received during the first quarter of 2016 as a result of the bankruptcy filing of a lease operator and the closure of one facility.

Cash provided by investing activities was $573,428 for the three month period ended March 31, 2016 compared to cash provided by investing activities of $725,526 for the three month period ended March 31, 2015. For the three months ended March 31, 2016, we collected the total carrying value of a note receivable with a related party in the amount of $573,428. For the three months ended March 31, 2015, we issued a note receivable of $155,000 to a nursing home operator, collected $566,397 from notes receivable to related parties, received back a $500,000 earnest money on deposit related to a potential acquisition and incurred capital expenditures of $264,904 related to our Southern Hills Retirement Center.

Cash used in financing activities was $237,969 and $103,580 for the three months ended March 31, 2016 and 2015, respectively. During the first quarter of 2015, we issued $2.3 million in debt and made payments on debt of $2.4 million. During the first quarter of 2016, we did not issue any new debt and made payments on debt of $217,969.

As of March 31, 2016 and December 31, 2015, our debt balances consisted of the following:

	March 31, 2016	December 31, 2015

Convertible Notes Payable	$ 3,200,000	$ 3,200,000
Fixed-Rate Mortgage Loans	14,336,647	14,461,421
Variable-Rate Mortgage Loans	8,006,855	8,050,043
Bonds Payable,	5,640,000	5,700,000
Other Debt	5,225,2500	5,105,000

	36,408,752	36,516,464
Premium, Unamortized Discount and Debt Issuance Costs	(685,997)	(700,692)
	$ 35,722,755	$ 35,815,772

The weighted average interest rate and term of our fixed rate debt are 7.06% and 6.1 years, respectively, as of March 31, 2016. The weighted average interest rate and term of our variable rate debt are 5.85% and 12.6 years, respectively, as of March 31, 2016.

We have $10.9 million of debt maturing during the remaining nine months of 2016. We expect to refinance this debt as the associated properties meet loan to value requirements currently being employed in commercial lending markets. In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants.  As of March 31, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement.  Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors.  The Company has not been notified by the lender regarding the exercise of any remedies available.  Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 100% membership interest.

Contractual Obligations

As of March 31, 2016, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$33,208,752	$11,041,694	$ 10,358,578	$2,527,005	$9,281,475
Notes and Bonds Payable - Interest	13,810,593	1,692,395	2,214,707	1,518,272	8,385,219
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	363,431	209,129	154,302	-	-
Total	$50,582,776	$12,943,218	$13,942,881	$4,045,277	$17,666,694

Revenues from operations are not sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined with the repayment of our note receivable with Gemini Gaming of $573,428 during 2016 and revenues generated from operations, were in excess of operating expenses and debt service requirements during the first quarter. However, the closure of Goodwill, the bankruptcy of our operator at Eastman, Edwards Redeemer and Goodwill, the renegotiation of the operating lease for Lonoke, and the Receivership at Southern Tulsa SNF, have impaired our cash flow for the near term. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. We have ongoing capital improvement and recurring capital expenditure commitments at most of our properties, which range from minor cap ex needs at Edwards Redeemer and Eastman to significant commitments at the Southern Tulsa ILF. We will likely need to consider further equity and debt financings to meet our short term capital requirements, for which there currently exist no commitments or agreements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented.  Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $613,953 and $626,688 are included in Debt, Net as of March 31, 2016 and December 31, 2015, respectively.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU No. 2015-16 on January 1, 2016, and the adoption did not have a material impact on the consolidated financial statement s and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with ASU 2016-09, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

SUBSEQUENT EVENTS

On May 10, 2016, the Company applied for and obtained a Court Order appointing a Receiver for the operations at the Southern Hills SNF.  The lease operator, Healthcare Management of Oklahoma, LLC (“HMO”) had informed the Company that it was unable to meet the financial commitments to continue operating the facility, including the payment of rent, payroll, food, pharmaceuticals and other requirements.   In connection with the appointment of the Receiver, the Company agreed to extend a working capital line of credit to the Receiver in the maximum amount of $250,000, of which $150,000 has already been advanced. Advances under the line of credit will represent a senior obligation of the Receivership estate.  The Company is actively soliciting a new operator for the Southern Hills SNF, as well as the related ALF and ILF properties. The Company expects there to be some interruption in cash flow from the SNF until the Receiver’s operating team becomes more seasoned.  We have notified the senior secured lender of the appointment of the Receiver and believe that we continue to enjoy their support through this process.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are involved in the following litigation:

Southern Tulsa, LLC v. Healthcare Management of Oklahoma, LLC, District Court of Tulsa County, State of Oklahoma, Case No. CJ – 2016- 01781.

This matter was brought by us to have the appointment of a Receiver for the Southern Tulsa SNF and to recover damages from our former operator at that facility. The Court has ordered the appointment of a Receiver effective May 10, 2016. Other claims and matters are pending.

Joann Howard v. Southern Tulsa, LLC, West Paces Ferry Healthcare REIT, LLC, et. al. District Court of Tulsa County, State of Oklahoma, Case No. CJ- 2015-03048.

This is a personal injury lawsuit brought by the heirs of a former resident of the Southern Tulsa SNF. Our affiliates were named as defendants due to their ownership of the property. As we were not the operators of the SNF at the time of the alleged injury, we believe the likelihood of a material adverse outcome is remote.

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. As this is an action to recover our deposit, we do not have any material exposure beyond the amount of the deposit should we be unsuccessful.

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

GLOBAL HEALTHCARE REIT, INC.

Date: May 19, 2016	By /s/ Lance Baller__
Lance Baller, Interim CEO

Date: May 19, 2016	By: _/s/ Zvi Rhine________
Zvi Rhine, Chief Financial Officer