Form 10-Q
period 2016-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2016-08-22
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification number

8480 E. Orchard Road, Suite 3600, Greenwood Village, CO

(Address of Principal Executive Offices)

Issuer’s telephone number: (303) 449-2100

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

As of August 22, 2016, the Registrant had 23,562,728 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Property and Equipment, Net	$36,230,303	$39,741,706
Cash and Cash Equivalents	2,134,673	71,055
Restricted Cash	528,367	541,835
Note Receivable - Related Party, Net of Discount	-	573,428
Prepaid Expenses, and Other	190,835	222,031

Total Assets	$39,084,178	$41,150,055

LIABILITIES AND EQUITY
Liabilities
Debt, Net of Discount of $653,560 and $700,692, Respectively	$34,143,016	$35,815,772
Accounts Payable and Accrued Liabilities	711,965	396,862
Dividends Payable	7,500	7,562
Warrant Liability	146,812	304,536
Lease Security Deposits	46,250	30,000

Total Liabilities	35,055,543	36,554,732

Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 22,562,728 and 22,246,453 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015, Respectively	1,128,136	1,112,323
Additional Paid-In Capital	9,070,404	8,978,914
Accumulated Deficit	(5,507,415)	(4,840,289)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	5,467,125	6,026,948

Noncontrolling Interests	(1,438,490)	(1,431,625)

Total Equity	4,028,635	4,595,323

Total Liabilities and Equity	$39,084,178	$41,150,055

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Rental Revenue	$738,808	$1,162,359	$1,460,064	$2,285,673
Expenses
General and Administrative	399,577	295,795	881,585	642,126
Property Taxes, Insurance, and Other Operating	81,569	20,307	159,380	118,342
Acquisition Costs	52,325	-	52,325	-
Gain on Disposal of Property and Equipment	(980,839)	-	(980,839)	-
Depreciation	313,193	306,014	895,460	610,725
Total Expenses	(134,175)	622,116	1,007,911	1,371,193
Income (Loss) from Operations	872,983	540,243	452,153	914,480
Other (Income) Expense
Gain on Warrant Liability	(162,720)	-	(157,724)	-
Interest Income	-	(24,092)	(32,149)	(63,164)
Interest Expense	645,919	654,697	1,367,514	1,339,011
Total Other (Income) Expense	483,199	630,605	1,177,641	1,275,847
Equity in Income from Unconsolidated Partnership	-	-	-	53,688
Net Income (Loss)	389,784	(90,362)	(725,488)	(307,679)
Net (Income) Loss Attributable to Noncontrolling Interests	33,433	(24,151)	73,362	(39,137)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	423,217	(114,513)	(652,126)	(346,816)
Series D Preferred Dividends	(7,500)	(7,377)	(15,000)	(14,877)
Net Income (Loss) Attributable to Common Stockholders	$415,717	$(121,890)	$(667,126)	$(361,693)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$0.02	$(0.01)	$(0.03)	$(0.02)
Diluted	$0.02	$(0.01)	$(0.03)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	22,529,899	22,018,906	22,546,404	21,961,607
Diluted	23,138,228	22,018,906	22,546,404	21,961,607

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2015	200,500	$401,000	375,000	$375,000	22,246,453	$1,112,323	$8,978,914	$(4,840,289)	$6,026,948	$(1,431,625)	$4,595,323
Stock Based Compensation - Restricted Stock Awards	-	-	-	-	227,275	11,363	138,637	-	150,000	-	150,000
Common Stock Issued for debt cost	-	-	-	-	35,000	1,750	22,050	-	23,800	-	23,800
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)	-	(15,000)
Common Stock to Noncontrolling Interests	-	-	-	-	54,000	2,700	(69,197)	-	(66,497)	66,497	-
Net Loss	-	-	-	-	-	-	-	(652,126)	(652,126)	(73,362)	(725,488)
Balance, June 30, 2016	200,500	$401,000	375,000	$375,000	22,562,728	$1,128,136	$9,070,404	$(5,507,415))	$5,467,125	$(1,438,490)	$4,028,635

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(725,488)	$(307,679)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	895,460	610,725
Amortization and Accretion	70,932	96,685
Increase in Straight Line Rent Receivable	(28,354)	(106,319)
Stock Based Compensation	150,000	158,332
Equity in Income from Unconsolidated Partnership	-	(53,688)
Gain on Warrant Liability	(157,724)	-
Premium on Debt	120,250	-
Gain on Sale of Property and Equipment	(980,839)	-
Changes in Operating Assets and Liabilities:
Rents Receivable	(1,000)	-
Accounts Payable and Accrued Liabilities	308,877	(27,277)
Lease Security Deposits	16,250	80,000
Other	60,550	(131,127)

Net Cash Provided by (Used in) Operating Activities	(271,086)	319,652

Cash Flows from Investing Activities
Issuance of Note Receivable	-	(250,000)
Collections on Notes Receivable - Related Parties	573,428	566,397
Net Advances from/to Related Parties	-	(80,000)
Change in Restricted Cash	-	201,925
Earnest Money on Deposit	-	500,000
Proceeds from Sale of Property and Equipment	2,112,970	-
Capital Expenditures for Property and Equipment	(13,660)	(321,828)

Net Cash Provided by Investing Activities	2,672,738	616,494

Cash Flows from Financing Activities
Proceeds from Debt	-	2,303,815
Payments on Debt	(336,502)	(2,605,158)
Change in Restricted Cash	13,468	177,671
Deferred Loan Costs Paid	-	(90,455)
Exercise of Common Stock Warrants	-	14,573
Dividends Paid on Common Stock	-	(218,367)
Dividends Paid on Preferred Stock	(15,000)	(14,877)
Distributions to Noncontrolling Interests	-	(68,766)

Net Cash Used in Financing Activities	(338,034)	(501,564)

Net Increase in Cash and Cash Equivalents	2,063,618	434,582

Cash and Cash Equivalents, Beginning of Period	71,055	533,597

Cash and Cash Equivalents, End of Period	$2,134,673	$968,179

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $0 and $105,867 for the Six Months Ended June 30, 2016 and 2015, Respectively	$1,195,341	$1,102,295
Cash Paid for Income Taxes	$-	$-

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of June 30, 2016, the Company owned eight healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented. Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $582,284 and $626,688 are included in Debt, Net as of June 30, 2016 and December 31, 2015, respectively.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the six months ended June 30, 2016, the Company incurred a net loss of $725,488, reported net cash used in operations of $271,086 and has an accumulated deficit of $5,507,415. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

Limestone LLC owned 100% of the Limestone Assisted Living Facility, a 42-bed, 22,189 square foot assisted living facility located in Gainesville, Georgia. The Company extended a loan to Limestone LLC in the amount of $550,000. On March 25, 2015, the Limestone facility was sold and the note receivable due the Company was repaid in full, including accrued interest of $54,845.

The Company recorded this investment using the equity method since the Company had the ability to exercise significant influence, but not control, over Limestone LLC. Under the equity method, the Company recorded the initial investment at cost and adjusted the carrying amount to reflect the Company’s share of earnings and losses of Limestone LLC. For the six months ended June 30, 2016 and 2015, the Company’s share of income was $0 and $53,688, respectively. As of June 30, 2016 and 2015, the Company’s carrying amount under the equity method was $0.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

Land	$1,577,500	$1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	32,703,011	35,610,444
Furniture, Fixtures and Equipment	988,437	1,051,473
Construction in Progress	3,503,517	3,300,300

	38,972,465	41,773,217
Less Accumulated Depreciation	(2,742,162)	(2,031,511)

	$36,230,303	$39,741,706

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Capitalized Interest	$-	$105,867	$-	$105,867
Depreciation Expense	313,193	306,014	895,460	610,725
Cash Paid for Capital Expenditures	-	264,904	13,660	-
Construction in Progress Financed with Debt	189,557	-	189,557	-

Effective June 20, 2016, the Company sold its Greene Point Healthcare Center located in Union Point, Georgia for $3,800,000 which resulted in a gain on sale of $980,839. Cash proceeds from the sale were used to pay off the existing mortgage loan in the amount of $1,683,200. The Company received $2,112,970 in cash from the sale of the facility. The operating lease related to the facility was terminated effective June 30, 2016.

5. NOTE RECEIVABLE - RELATED PARTY

	June 30, 2016	December 31, 2015

Note Receivable - Gemini Gaming, LLC	$-	$573,428

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made. As a result, the note receivable was discounted by $362,225 to its fair value of $600,148. The discount was accreted into earnings using the interest method over the term of the note. For the six months ended June 30, 2016 and 2015, $0 and $11,113, respectively, has been accreted into earnings.

During the quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC, which was the discounted book value of the note, which the Company accepted in full satisfaction of the total outstanding liability under the note.

6. DEBT

The following is a summary of the Company’s debt outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,443,081	14,461,421
Variable-Rate Mortgage Loans	6,288,245	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	5,225,250	5,105,000

	34,796,576	36,516,464

Unamortized Discount and Debt Issuance Costs	(653,560)	(700,692)

	$34,143,016	$36,815,772

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of June 30, 2016, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	June 30, 2016	December 31, 2015	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home(1)	$4,200,000	$3,800,013	$3,849,678	5.50% Fixed	October 4, 2018
Goodwill Nursing Home(1)	4,976,316	4,528,744	4,577,047	5.50% Fixed	January 10, 2017(2)
Warrenton Nursing Home	2,720,000	2,512,747	2,562,765	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,209,177	2,249,772	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,392,400	1,222,159	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,670,239	1,686,506	Prime Plus 0.50%/6.00% Floor	September 17, 2016
Providence of Greene Point Healthcare Center	1,725,000	-	1,692,000	Prime Plus 0.50%/6.00% Floor	Repaid on June 20, 2016
Golden Years Manor Nursing Home(3)	5,000,000	4,618,006	4,671,537	Prime Plus 1.50%/5.75% Floor	August 3, 2037

		$20,731,326	$22,511,464

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

(2)	Effective July 10, 2016, the maturity date was extended from July 10, 2016 to January 10, 2017.

(3)	The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $2,832 and $7,257 for the three months ended June 30, 2016 and 2015, respectively, and $16,875 and $24,018 for the six months ended June 30, 2016 and 2015, respectively. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not in compliance as of June 30, 2016. No notice has been received from the lender regarding the exercise of any remedies available. As part of the loan terms, a $60,000 principal reduction was paid on the bonds during March 2016. As of June 30, 2016, restricted cash of $528,367 is related to these bonds.

Other Debt

Other debt at June 30, 2016 and December 31, 2015 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	June 30, 2016	December 31, 2015	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,344,000	$1,280,000	17.0% Fixed(5)	June 30, 2017 (1)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016 (2)
Providence of Greene Point Healthcare Center	1,150,000	1,181,250	1,125,000	10.0% Fixed	June 30, 2017(3)
Golden Years Manor Nursing Home	1,650,000	1,650,000	1,650,000	11.0% Fixed	April 1, 2016(4)

		$5,225,250	$5,105,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the six months ended June 30, 2016, premium of $64,000 has been recognized into earnings. The tenant, New Beginnings, of the Goodwill nursing facility filed for bankruptcy in January 2016. The facility is currently vacant and not generating any revenue and is unable to pay interest on the subordinated debt. The Company has been accruing the unpaid interest but is in default under the note.

(2)	The subordinated note on Sparta matured on August 1, 2015. Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock. There can be no assurance that these negotiations will be successful.

(3)	The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid. For the six months ended June 30, 2016, premium of $56,250 has been recognized into earnings. On June 20, 2016, the Greene Pointe facility was sold for cash proceeds of $3.8 million. On the closing date, the Company paid off the mortgage loan related to this property. The subordinated notes remain outstanding.

(4)	Effective January 1, 2016, we entered into a new operating lease with a new operator for GL Nursing, LLC. Under the new lease, the base rent was reduced to a level that permits payment of the senior loan, but is insufficient to pay interest on the subordinated debt. The Company has been accruing the unpaid interest but is in default under the Note. The subordinated debt is also past maturity. Base rent under the new operating lease adjusts based upon the occupancy census; however there can be no prediction when those adjustments will occur. In July 2016, the new lease operator gave notice of its intent to terminate the lease effective August 31, 2016 due to a claim that we failed to perform some of our obligations under the lease. We are currently negotiating with a possible new tenant, however there can be no assurance that those negotiations will be successful.

(5)	As of June 30, 2016 the income from the Goodwill facility was insufficient to cover debt service for subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

2016	$10,223,884
2017	12,004,344
2018	6,226,205
2019	214,340
2020	2,439,243
2021 and Thereafter	3,688,560

$34,796,576

During the six month period ended June 30, 2016, $2,029,695 of debts were paid down of which $336,502 was paid with cash and $1,683,200 was paid through the sale of property. For the six month period ended June 30, 2016, $70,932 was recorded as amortization of discount and debt issuance costs.

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

As of June 30, 2016 and December 31, 2015, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of June 30, 2016 and December 31, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on June 30, 2016. All quarterly dividends previously declared have been paid. For the six months ended June 30, 2016, dividends of $15,000 have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2016 and 2015.

	2016	2015
Outstanding Non-Vested Restricted Stock Units January 1,	-	-
Granted	227,275	216,665
Vested	(227,275)	(216,665)

Outstanding Non-Vested Restricted Stock Units	-	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $0 and $4,167 for the three months ended June 30, 2016 and 2015, respectively, and $150,000 and $158,332 for the six months ended June 30, 2016 and 2015, respectively.

Common Stock Warrants

As of June 30, 2016 and December 31, 2015, the Company had 2,921,736 of outstanding warrants to purchase common stock at a weighted average exercise price of $0.76.

Common Stock

During the quarter ending March 31, 2016, 54,000 shares of common stock were issued for equity positions to holders on non-controlling interests in one of the Company’s subsidiary entities. In addition, 35,000 shares of common stock with a fair value of $23,800 were issued as payment to the placement agent that solicited investors who agreed to restructure their subordinated debt. There were no issuances of common stock during the quarter ending June 30, 2016.

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

10. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia(5)	$48,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	55,724	June 30, 2026	Term may be extended for one additional ten year term.
Goodwill(5),(7)	-	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer (5)	45,900	December 31, 2017	Term may be extended for one additional five year term.
Providence	42,519	June 30, 2026	Term may be extended for one additional ten year term.
Meadowview	33,695	October 31, 2024	Term may be extended for one additional five year term.
Golden Years(5) (6)	30,000	December 31, 2025	Term may be extended for one additional five year term.
Southern Hills SNF(2)(8)	37,000	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)(8)	22,000	March 31, 2019	None
Southern Hills ILF(4)(8)	-	-	-

(1)	Monthly lease income reflects rent income on a straight-line basis, where applicable, over the term of each lease. Properties related to the New Beginnings properties (Middle Georgia/Dodge, Goodwill and Edwards Redeemer) are reflected on a cash basis until the tenant is out of bankruptcy and stable.)

(2)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility. See (8)

(3)	Lease agreement dated March 19, 2014. Lease payments were to have commenced on April 1, 2015; however the ALF facility is not yet open and rent payments have not been made. The tenant for the ALF is the same tenant as the tenant for the Southern Hills SNF, discussed in Note 2. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction. See (8)

(4)	The Southern Hills ILF requires renovation and is not subject to an operating lease. See (8)

(5)

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

(6)	Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which is subject to increases based on census levels. Under the terms of the new lease, GL Nursing, LLC agreed to fund certain capital expenditures, which it has been unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company is engaged in negotiations with a new lease operator to take over the facility; however, there can be no assurance that those negotiations will be successful.

(7)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility is not generating any revenue as of the date of this report. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The lease will not become effective until and unless the State of Georgia approves the issuance of all licenses, permits and other regulatory approvals necessary to recertify and reopen the facility. The lease is also conditional on the termination of the current lease covering the property which is held by the former operator which filed a voluntary Chapter 11 bankruptcy petition in January 2016. The lease operator has agreed to invest not less than $1.0 million in capital improvements in the property pending receipt of regulatory approvals. If the facility is not reopened by January 2017 (one year from that date it was closed), the Certificate of Need for the facility will be terminated, and the property will no longer be eligible to be operated as a licensed nursing home.

(8)	As of August 3rd the company has a signed letter of intent with a new tenant for all 3 Southern Hills facilities.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia, Edwards Redeemer, Goodwill, Golden Years, Southern Tulsa SNF, Southern Tulsa ALF and Southern Tulsa ILF):

2016	$696,000
2017	1,446,000
2018	1,511,040
2019	1,545,342
2020	1,576,254
2021 and Thereafter	8,571,852

$15,346,488

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$146,812	-	-	$146,812

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$304,536	-	-	$304,536

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the six months ended June 30, 2016:

Beginning Balance, January 1, 2016	$304,536

Change in Fair Value of Warrant Liability	(157,724)
Exercise of Warrants	-

Ending Balance, June 30, 2016	$146,812

The significant assumptions used in the Black-Scholes option pricing model as of June 30, 2016 and December 31, 2015 include the following:

	June 30, 2016	December 31, 2015
Volatility	91.8% - 140.0%	95.3% - 152.8%
Risk-free Interest Rate	0.36% - 0.71%	0.65% - 1.31%
Exercise Price	$0.50 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.40	$0.68
Expected Life	.61 – 3.2 years	1.1 – 3.7 years

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30 follows:

	2016	2015
Acquisition of Membership Interests in Exchange for Common Stock	$66,497	$-
Common Stock Issued for Debt Cost‘	23,800	-
Dividends Declared on Preferred Stock	15,000	7,500
Dividends Declared on Common Stock	-	218,317
Payment of Mortgage Debt through Sale of Property	1,683,200	-
Construction in Progress Financed with Debt	189,557	-

13. SUBSEQUENT EVENTS

In July 2016, the Company agreed in principle to settle a civil case involving the return of a $100,000 earnest money deposit paid under an agreement to purchase a skilled nursing facility in Ridgeway, South Carolina. Under the settlement, the Company will receive half of the deposit and forfeit the other half. The Company through its subsidiary TNH Acquisition LLC, a Georgia company, entered into a Stock Purchase Agreement as of July 24, 2015 in which it agreed to and did deposit into escrow $100,000 earnest money. The acquisition subsequently failed to close, and the parties to the deal disputed the funds in escrow in court. The funds were paid into the court registry in Georgia from the escrow agent less expenses and attorneys’ fees, $98,980.50. The parties have agreed to settle their disputes each accepting one-half of the registry funds, and have executed documents to this effect. The final court order to disburse the funds has not yet been processed and the funds are not yet disbursed as of August 12, 2016, but are expected in the third quarter. The Company has recognized the portion of its deposit that will not be returned as an acquisition expense in June, 2016.

As of July 2, 2016 new leases were executed for the Warrenton and Providence facilities. Monthly rent was reduced by $2,000 and $5,000 respectively to induce termination of the operator’s lease of the Greene Point facility.

In July 2016, the tenant at GL Nursing served notice that it was terminating the lease effective August 31, 2016. The Company is engaged in negotiations with a new lease operator to take over the facility; however, there can be no assurance that those negotiations will be successful.

In July 2016, the Company settled $100,000 of an unsecured note payable with an outstanding principal balance of $1,650,000 related to Golden Years Manor Nursing Home with an investor. The Company will recognize a gain on settlement of $100,000 during the third quarter of 2016.

Effective July 10, 2016, the maturity date related to the mortgage loan for Goodwill Nursing Home was extended from July 10, 2016 to January 10th, 2017 and the payments modified to interest only during the extension period. The Company has verbal confirmation of the lender’s board approval and will executive a new loan agreement in Q3

In July 2016, the Board of Directors approved a restricted stock award of 250,000 each to four directors who also have served as executive officers since the resignation of Mr. Brogdon in November 2015: Messrs. Baller, Sink, Rhine and Neuman, as compensation for their services. The restricted stock awards are fully vested. Mr. Neuman’s restricted stock award will be credited against his outstanding open and unpaid account for legal services rendered.

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

●	macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;

●	changes in national and local economic conditions in the real estate and healthcare markets specifically;

●	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

●	the availability of debt and equity capital;

●	changes in interest rates;

●	competition in the real estate industry; and,

●	the supply and demand for operating properties in our market areas.

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

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the following:

●	Compelling demographics driving the demand for healthcare services;

●	Specialized nature of healthcare real estate investing; and

●	Ongoing consolidation of a fragmented healthcare real estate sector.

Acquisitions

We did not acquire any properties during the six month periods ended June 30, 2016 and 2015.

Dispositions

Effective June 20, 2016, we sold our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Properties

As of June 30, 2016, we owned eight long-term care facilities. The following table provides summary information regarding these facilities at June 30, 2016:

Property Name	Location	Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at June 30, 2016

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,800,013

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	3,500,000	2,512,747

Southern Hills Retirement Center	Tulsa, OK	100%		2/07/2014	104,192	2,000,000	7,032,400

Goodwill Nursing Home	Macon, GA	83.62	%(2)	5/19/2014	46,314	7,185,000	5,872,744

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	3,142,233	2,209,178

Providence of Sparta Nursing Home	Sparta, GA	97.36	%(3)	9/16/2014	19,441	2,836,930	2,720,239

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	6,742,767	6,268,006

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (4)	$570,000	6/30/2017
Warrenton Health and Rehabilitation	668,690	6/30/2026
Southern Hills Retirement Center(1)	427,000	5/31/2019
Goodwill Nursing Home(2) (4)(5)	-	12/31/2017
Edwards Redeemer Health & Rehab(4)	540,000	12/31/2017
Providence of Sparta Nursing Home(3)	510,223	6/30/2026
Meadowview Healthcare Center	361,000	10/31/2024
Golden Years Manor Nursing Home(4)	360,000	12/31/2025

(1)	Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements. Lease revenues for the SNF began in February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility. Lease revenues for the ALF were to have begun April 1, 2015; however, additional renovations are required to open the facility. Lease revenues for the ILF are expected to commence when needed renovations to the facility are completed. On the date acquired, the ALF and ILF were vacant and in need of renovation. The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(3)	The subordinated notes on Sparta and Greene Point matured on August 1, 2015. Investors in the Sparta and Greene Point notes are entitled to an additional 5% equity in Providence HR, LLC and Wash/Greene, LLC, respectively, every six months if the note is not paid when due. The Company’s percentage ownership in Sparta gives effect to this equity ratchet; however effective December 31, 2015, the investors holding the subordinated debt in Greene Pointe executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(4)	On January 22, 2016, the lease operator that operates Middle Georgia Nursing Home, Edwards Redeemer Health & Rehab, Goodwill Nursing Home and formerly Golden Years Manor Nursing Home filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the effect of this bankruptcy filing on future lease terms. The Golden Years Manor Nursing Home has been re-leased to an unaffiliated third party operator effective January 1, 2016 at an initial lease rate of $360,000 per year, subject to future census adjustments. In July 2016, the Golden Years operator served notice that it was terminating the lease effective August 31, 2016, claiming that GL Nursing, LLC, our subsidiary, failed to fulfill its obligations under the lease.

(5)	Goodwill was closed by regulators in January 2016 and is currently not generating any revenue. The Goodwill facility is not generating any revenue as of the date of this report. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The lease will not become effective until and unless the State of Georgia approves the issuance of all licenses, permits and other regulatory approvals necessary to recertify and reopen the facility. The lease is also conditional on the termination of the current lease covering the property which is held by the former operator which filed a voluntary Chapter 11 bankruptcy petition in January 2016. The lease operator has agreed to invest not less than $1.0 million in capital improvements in the property pending receipt of regulatory approvals.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations - Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Rental revenues for the three month periods ended June 30, 2016 and 2015 totaled $738,808 and $1,162,359, respectively, a decrease of $423,551. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We continue to have to service the senior secured loan at Goodwill even though the property is closed and generates no revenues. We recognized no rental revenues related to our assisted and independent living facilities in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facilities at an estimated cost of approximately $3.0 million. We have been unable to service our unsecured debt at Lonoke and Goodwill and cannot predict when those properties will generate sufficient revenues to resume those payments. We expect to recognize rental revenues on the assisted living facility during 2016. Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016. Revenues from Goodwill ceased in January 2016 and it is unlikely that we will realize any rental revenues from that property for the remainder of 2016. For the three months ended June 30, 2015, we recognized rental revenues on all properties with the exception of Goodwill and our assisted living facility and independent living facilities located in Tulsa, Oklahoma. We have also not received any rental income from the Southern Hills skilled nursing facility since the appointment of our Receiver in May 2016.

General and administrative expenses were $399,577 and $295,795 for the three month periods ended June 30, 2016 and 2015, respectively, an increase of $103,782. This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements. The increase during the three months ended June 30, 2016 compared the same period in 2015 is attributed to higher legal costs related to the bankruptcy of a lease operator.

Property taxes, insurance, and other operating expenses totaled $81,569 and $20,307 for the three month periods ended June 30, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition costs were $52,325 and $0 for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, we incurred acquisition costs in the form of a forfeit of a portion of our earnest money deposit related to the potential purchase of a skilled nursing facility in South Carolina. The acquisition failed to close.

Depreciation expense increased $7,179 from $306,014 for the three months ended June 30, 2015 to $313,193 for three months ended June 30, 2016. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

During the three months ended June 30, 2016, we recognized a gain on warrant liability of $162,720. Warrants to purchase our common stock contain nonstandard antidilution provisions which require them to be classified as liabilities and recorded at their estimated fair value at each reporting period. Changes in the fair value of these warrants during the reporting period are recorded as a gain or loss in our consolidated statement of operations.

We recognized a gain on disposal of property and equipment of $980,839 during the three months ended June 30, 2016 related to the sale of our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Interest income for the three months ended June 30, 2016 was $0 compared to $24,092 for the same period in 2015. During the first quarter of 2016, we collected a note receivable from a related party in full satisfaction of the note; and, as of June 30, 2016, there were no notes receivable outstanding. During the quarter ended June 30, 2015, interest income was recognized on notes receivable with average balances approximating $1.1 million.

Interest expense decreased $8,778 from $654,697 for the three months ended June 30, 2015 to $645,919 for the three months ended June 30, 2016. The decrease is attributable to reductions in the principal amount of debt from 2015 to 2016.

Results of Operations - Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Rental revenues for the six month periods ended June 30, 2016 and 2015 totaled $1,460,064 and $2,285,673, respectively, a decrease of $825,609. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We continue to have to service the senior secured loan at Goodwill even though the property is closed and generates no revenues. We recognized no rental revenues related to our assisted and independent living facilities in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facilities. We have been unable to service our unsecured debt at Lonoke and Goodwill and cannot predict when those properties will generate sufficient revenues to resume those payments. We expect to recognize rental revenues on the assisted living facility during 2016. Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016. Revenues from Goodwill ceased in January 2016 and it is unlikely that we will realize any rental revenues from that property for the remainder of 2016. For the six months ended June 30, 2015, we recognized rental revenues on all properties with the exception of Goodwill and our assisted living facility and independent living facilities located in Tulsa, Oklahoma. We have also not received any rental income from the Southern Hills skilled nursing facility since the appointment of our Receiver in May 2016.

General and administrative expenses were $881,585 and $642,126 for the six month periods ended June 30, 2016 and 2015, respectively, an increase of $239,459. This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements. For the six months ended June 30, 2016 and 2015, general and administrative expenses includes $150,000 and $158,332 of share based compensation related to restricted stock and common stock awards. We also recognized higher legal costs during the six months ended June 30, 2016 due to the bankruptcy of a lease operator.

Property taxes, insurance, and other operating expenses totaled $159,380 and $118,342 for the six month periods ended June 30, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition costs were $52,325 and $0 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, we incurred acquisition costs in the form of a partial forfeiture of an earnest money deposit related to the potential purchase of a skilled nursing facility. The acquisition failed to close.

Depreciation expense increased $284,735 from $610,725 for the six months ended June 30, 2015 to $895,460 for six months ended June 30, 2016. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

During the six months ended June 30, 2016, we recognized a gain on warrant liability of $157,724. Warrants to purchase our common stock contain nonstandard antidilution provisions which require them to be classified as liabilities and recorded at their estimated fair value at each reporting period. Changes in the fair value of these warrants during the reporting period are recorded as a gain or loss in our consolidated statement of operations.

We recognized a gain on disposal of property and equipment of $980,839 during the six months ended June 30, 2016 related to the sale of our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Interest income decreased $31,015 from $61,164 for the six months ended June 30, 2015 to $32,149 recognized for the six months ended June 30, 2016 as a result of decreased average balances outstanding related to our note receivable from a related party.

Interest expense increased $28,503 from $1,339,011 for the six months ended June 30, 2015 to $1,367,514 for the six months ended June 30, 2016. The increase in interest expense is attributable to a one-time premium totaling $120,250 incurred to extend the maturity dates on two subordinated notes. For the six months ended June 30, 2015, we capitalized interest costs on construction in progress of $105,867 related to renovations at our Southern Hills Retirement Center. We did not capitalize any interest during the six months ended June 30, 2016.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of properties and debt and equity securities to meet cash demands.

At June 30, 2016, the Company had cash and cash equivalents of $2.1 million on hand. In June 2016, we sold our Greene Point facility for gross cash proceeds of $3.8 million. A portion of the proceeds were used to pay off an existing mortgage related to the facility in the amount of $1.7 million. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debts that mature during 2016, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $0.5 million as of June 30, 2016 which is to be expended on debt service associated with our Southern Hills Retirement Center.

Due to the delinquencies in rental payments and subsequent Chapter 11 Bankruptcy filing by our operator which controlled at one time four of our facilities, we have experienced a shortfall in cash which has impaired our ability to service some of our debt. While we are in arrears in payments due to our senior lender at Golden Years as well as the subordinated debt at Golden Years and Goodwill, we have an agreement for Goodwill that should start generating revenues in January 2017 after the new operator has completed renovations and obtained necessary licenses and permits, and an agreement from the senior lender to extend and modify the Goodwill senior loan to require interest only payments for six months. We are in discussions with a potential operator for Golden Years, but no assurance can be given that those negotiations will be successful. Except for Golden Years and Goodwill, we are essentially current in all other debt service obligations.

Cash used in operating activities was $271,086 for the six months ended June 30, 2016 compared to cash provided by operating activities of $319,652 for the six months ended June 30, 2015. Cash flows provided by operations was primarily impacted by the decrease in rental revenues received during the first quarter of 2016 as a result of the bankruptcy filing of a lease operator and the closure of one facility.

Cash provided by investing activities was $2,672,738 for the six month period ended June 30, 2016 compared to cash provided by investing activities of $616,494 for the six month period ended June 30, 2015. For the six months ended June 30, 2016, we collected the total carrying value of a note receivable with a related party in the amount of $573,428 and received proceeds of $2,112,970 from the sale of our Greene Point facility. For the six months ended June 30, 2015, we issued a note receivable of $250,000 to a nursing home operator, collected $566,397 from notes receivable to related parties, received back a $500,000 earnest money on deposit related to a potential acquisition and incurred capital expenditures of $321,828 related to our Southern Hills Retirement Center.

Cash used in financing activities was $338,034 and $501,564 for the six months ended June 30, 2016 and 2015, respectively. During the first quarter of 2015, we issued $2.3 million in debt and made payments on debt of $2.6 million. During the first quarter of 2016, we did not issue any new debt and made payments on debt of $336,502.

As of June 30, 2016 and December 31, 2015, our debt balances consisted of the following:

	June 30, 2016	December 31, 2015

Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,443,081	14,461,421
Variable-Rate Mortgage Loans	6,288,245	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	5,225,250	5,105,000

	34,796,576	36,516,464
Unamortized Discount and Debt Issuance Costs	(653,560)	(700,692)
	$34,143,016	$35,815,772

The weighted average interest rate and term of our fixed rate debt are 7.04% and 5.8 years, respectively, as of June 30, 2016. The weighted average interest rate and term of our variable rate debt are 5.82% and 15.6 years, respectively, as of June 30, 2016.

We have $9.1 million of debt maturing during the remaining six months of 2016. We expect to refinance this debt as the associated properties meet loan to value requirements currently being employed in commercial lending markets. In June 2016, we paid off a $1.7 mortgage note using proceeds from the sale of our Greene Point facility. In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 100% membership interest.

Contractual Obligations

As of June 30, 2016, we had the following contractual obligations :

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$31,596,576	$14,752,629	$10,716,146	$2,439,242	$3,688,559
Notes and Bonds Payable - Interest	13,458,082	1,796,302	1,954,236	1,482,181	8,225,363
Convertible Notes Payable - Principal	3,200,000	-	3,200,000	-	-
Convertible Notes Payable - Interest	260,000	208,000	52,000	-	-
Total	$48,514,659	$16,756,931	$15,922,382	$3,921,423	$11,913,922

Revenues from operations are not sufficient to meet all the working capital needs of the Company for the foreseeable future. Cash on hand of $2.1 million as of June 30, 2016 has increased through the repayment of our note receivable with Gemini Gaming of $573,428 and net cash proceeds from the sale of our Greene Point facility during the first six months of 2016. Existing cash on hand combined with revenues generated from operations were not sufficient to cover all of our operating expenses and debt service requirements during the first six months of 2016. The closure of Goodwill, the bankruptcy of our operator at Eastman, Edwards Redeemer and Goodwill, the renegotiation of the operating lease for Lonoke, and the Receivership at Southern Tulsa SNF, have impaired our cash flow for the near term. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. We have ongoing capital improvement and recurring capital expenditure commitments at most of our properties, which range from minor capital expenditure needs at Edwards Redeemer and Eastman to significant commitments at the Southern Tulsa ILF. We will likely need to consider further equity and debt financings to meet our short term capital requirements, for which there currently exist no commitments or agreements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented. Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $582,284 and $626,688 are included in Debt, Net as of June 30, 2016 and December 31, 2015, respectively.

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

SUBSEQUENT EVENTS

In July 2016, the Company agreed in principal to settle a civil case involving the return of a $100,000 earnest money deposit paid under an agreement to purchase a skilled nursing facility in Ridgeway, South Carolina. Under the settlement, the Company will receive half of the deposit and forfeit the other half. The Company through its subsidiary TNH Acquisition LLC, a Georgia company, entered into a Stock Purchase Agreement as of July 24, 2015 in which it agreed to and did deposit into escrow $100,000 earnest money. The acquisition subsequently failed to close, and the parties to the deal disputed the funds in escrow in court. The funds were paid into the court registry in Georgia from the escrow agent less expenses and attorneys’ fees, $98,980.50. The parties have agreed to settle their disputes each accepting one-half of the registry funds, and have executed documents to this effect. The final court order to disburse the funds has not yet been processed and the funds are not yet disbursed as of August 12, 2016, but are expected in the third quarter. The Company has recognized the portion of its deposit that will not be returned as an acquisition expense in June, 2016.

As of July 2, 2016 new leases were executed for the Warrenton and Providence facilities. Monthly rent was reduced by $2,000 and $5,000 respectively to induce termination of the operator’s lease of the Greene Point facility.

In July 2016, the tenant at GL Nursing served notice that it was terminating the lease effective August 31, 2016. The Company is engaged in negotiations with a new lease operator to take over the facility; however, there can be no assurance that those negotiations will be successful.

In July 2016, the Company settled $100,000 of an unsecured note payable with an outstanding principal balance of $1,650,000 related to Golden Years Manor Nursing Home with an investor. The Company will recognize a gain on settlement of $100,000 during the third quarter of 2016.

Effective July 10, 2016, the maturity date related to the mortgage loan for Goodwill Nursing Home was extended from July 10, 2016 to January 10th, 2017 and the payments modified to interest only during the extension period. The Company has verbal confirmation of the lender’s board approval and will executive a new loan agreement in Q3

In July 2016, the Board of Directors approved a restricted stock award of 250,000 each to four directors who also have served as executive officers since the resignation of Mr. Brogdon in November 2015: Messrs. Baller, Sink, Rhine and Neuman, as compensation for their services. The restricted stock awards are fully vested. Mr. Neuman’s restricted stock award will be credited against his outstanding open and unpaid account for legal services rendered.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. We have reached an agreement in principle to settle the case under which we have agreed to forfeit half of the earnest money deposit.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operators general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe the likelihood of a material adverse outcome is remote.

None.

Item 1A.

Risk Factors

None, except as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None, except as dislosed.

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

GLOBAL HEALTHCARE REIT, INC.

Date: August 22, 2016	By :	/s/ Lance Baller
Lance Baller, Interim CEO

Date: August 22, 2016	By:	/s/ Zvi Rhine
Zvi Rhine,
Chief Financial Officer