Form 10-Q
period 2016-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2016-11-21
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

As of November 21, 2016, the Registrant had 24,887,727 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS
Property and Equipment, Net	$36,072,518	$39,741,706
Cash and Cash Equivalents	1,352,015	71,055
Restricted Cash	564,416	541,835
Note Receivable - Related Party, Net of Discount	-	573,428
Prepaid Expenses, and Other	307,400	222,031

Total Assets	$38,296,349	$41,150,055

LIABILITIES AND EQUITY
Liabilities
Debt, Net of Debt Issuance Costs and Discount of $644,498 and $700,692, Respectively	$32,148,491	$35,815,772
Accounts Payable and Accrued Liabilities	650,093	396,862
Dividends Payable	7,500	7,562
Warrant Liability	177,922	304,536
Lease Security Deposits	30,000	30,000

Total Liabilities	33,014,006	36,554,732

Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000

Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 24,912,728 and 22,246,453 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015, Respectively	1,245,636	1,112,323
Additional Paid-In Capital	9,900,290	8,978,914
Accumulated Deficit	(5,159,088)	(4,840,289)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	6,762,838	6,026,948

Noncontrolling Interests	(1,480,495)	(1,431,625)

Total Equity	5,282,343	4,595,323

Total Liabilities and Equity	$38,296,349	$41,150,055

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Rental Revenue	$850,520	$978,648	$2,310,584	$3,264,321
Expenses
General and Administrative	734,891	654,202	1,616,476	1,296,328
Property Taxes, Insurance, and Other Operating	43,255	2,276	202,635	120,618
Acquisition Costs	-	1,950	52,325	1,950
Gain on Sale of Property and Equipment	-	-	(980,839)	-
Depreciation	287,389	338,355	1,182,849	949,080
Total Expenses	1,065,535	996,783	2,073,446	2,367,976
Income (Loss) from Operations	(215,015)	(18,135)	237,138	896,345
Other (Income) Expense
(Gain) Loss on Warrant Liability	31,110	-	(126,614)	-
Gain on Extinguishment of Debt	(1,163,458)	-	(1,163,458)	-
Interest Income	-	(19,660)	(32,149)	(82,824)
Interest Expense	603,511	735,843	1,971,025	2,074,854
Total Other (Income) Expense	(528,837)	716,183	648,804	1,992,030
Equity in Income from Unconsolidated Partnership	-	-	-	53,688
Net Income (Loss)	313,822	(734,318)	(411,666)	(1,041,997)
Net (Income) Loss Attributable to Noncontrolling Interests	42,005	11,963	115,367	(27,174)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	355,827	(722,355)	(296,299)	(1,069,171)
Series D Preferred Dividends	(7,500)	(7,561)	(22,500)	(22,438)
Net Income (Loss) Attributable to Common Stockholders	$348,327	$(729,916)	$(318,799)	$(1,091,609)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders -
Basic	$0.01	$(0.03)	$(0.01)	$(0.05)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.05)
Weighted Average Common Shares Outstanding:
Basic	23,802,472	22,259,569	22,791,649	22,062,308
Diluted	23,377,972	22,259,569	22,791,649	22,062,308

See accompanying notes to unaudited consolidated financial statements

 GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2015	200,500	$401,000	375,000	$375,000	22,246,453	$1,112,323	$8,978,914	$(4,840,289)	$6,026,948	$(1,431,625)	$4,595,323
Stock Based Compensation - Restricted Stock Awards	-	-	-	-	977,275	48,863	450,023	-	498,886	-	498,886
Common Stock Issued for Accounts Payable					250,000	12,500	100,000	-	112,500	-	112,500
Common Stock Issued for Debt Cost	-	-	-	-	35,000	1,750	22,050	-	23,800	-	23,800
Common Stock Issued for Debt					1,350,000	67,500	418,500	-	486,000	-	486,000
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)	-	(22,500)
Common Stock to Noncontrolling Interests	-	-	-	-	54,000	2,700	(69,197)	-	(66,497)	66,497	-
Net Loss	-	-	-	-	-	-	-	(296,299)	(296,299)	(115,367)	(411,666)
Balance, September 30, 2016	200,500	$401,000	375,000	$375,000	24,912,728	$1,245,636	$9,900,290	$(5,159,088))	$6,762,838	$(1,480,495)	$5,282,343

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(411,666)	$(1,041,997)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,182,849	949,080
Amortization and Accretion	90,725	115,463
Bad Debt Expense	-	380,000
Increase in Straight Line Rent Receivable	(63,665)	(156,010)
Stock Based Compensation	498,886	194,666
Equity in Income from Unconsolidated Partnership	-	(53,688)
Gain on Warrant Liability	(126,614)	-
Premium on Debt	120,250	-
Gain on Extinguishment of Debt	(1,163,458)	-
Forgiveness of Debt	(100,000)	-
Loss on Settlement of Accounts Payable	12,500	-
Gain on Sale of Property and Equipment	(980,839)	-
Changes in Operating Assets and Liabilities:
Rents Receivable	(131,255)	-
Accounts Payable and Accrued Liabilities	456,458	113,877
Lease Security Deposits	-	72,876
Other	109,551	(205,161)

Net Cash Provided by (Used in) Operating Activities	(506,278)	369,106

Cash Flows from Investing Activities
Issuance of Note Receivable	-	(350,000)
Collections on Notes Receivable - Related Parties	573,428	574,719
Net Advances from/to Related Parties	-	(80,000)
Change in Restricted Cash	-	205,703
Earnest Money on Deposit	-	450,000
Proceeds from Sale of Property and Equipment	2,112,970	-
Capital Expenditures for Property and Equipment	(13,660)	(328,651)

Net Cash Provided by Investing Activities	2,672,738	471,771

Cash Flows from Financing Activities
Proceeds from Debt	-	2,303,815
Payments on Debt	(829,688)	(2,721,921)
Change in Restricted Cash	(22,581)	153,671
Deferred Loan Costs Paid	(10,731)	(95,455)
Exercise of Common Stock Warrants	-	14,573
Dividends Paid on Common Stock	-	(440,780)
Dividends Paid on Preferred Stock	(22,500)	(14,876)
Distributions to Noncontrolling Interests	-	(117,037)

Net Cash Used in Financing Activities	(885,500)	(918,010)

Net Increase (Decrease) in Cash and Cash Equivalents	1,280,960	(77,133)

Cash and Cash Equivalents, Beginning of Period	71,055	533,597

Cash and Cash Equivalents, End of Period	$1,352,015	$456,464

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $0 and $105,867 for the Nine Months Ended September 30, 2016 and 2015, Respectively	$1,621,067	$1,814,781
Cash Paid for Income Taxes	$-	$-

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of September 30, 2016, the Company owned eight healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented. Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $573,981 and $626,688 are included in Debt, Net as of September 30, 2016 and December 31, 2015, respectively.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the nine months ended September 30, 2016, the Company incurred a net loss of $411,666, reported net cash used in operations of $506,278 and has an accumulated deficit of $5,159,088. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

The Company recorded this investment using the equity method since the Company had the ability to exercise significant influence, but not control, over Limestone LLC. Under the equity method, the Company recorded the initial investment at cost and adjusted the carrying amount to reflect the Company’s share of earnings and losses of Limestone LLC. For the nine months ended September 30, 2016 and 2015, the Company’s share of income was $0 and $53,688, respectively. As of September 30, 2016 and 2015, the Company’s carrying amount under the equity method was $0.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Land	$1,577,500	$1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	32,703,011	35,610,444
Furniture, Fixtures and Equipment	988,437	1,051,473
Construction in Progress	3,633,122	3,300,300

	39,102,070	41,773,217
Less Accumulated Depreciation	(3,029,552)	(2,031,511)

	$36,072,518	$39,741,706

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Capitalized Interest	$-	$-	$-	$105,867
Depreciation Expense	287,389	338,355	1,182,849	949,080
Cash Paid for Capital Expenditures	-	6,823	13,660	328,651
Construction in Progress Financed with Debt	129,606	-	319,163	-

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

5. NOTE RECEIVABLE - RELATED PARTY

	September 30, 2016	December 31, 2015

Note Receivable - Gemini Gaming, LLC	$-	$573,428

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made. As a result, the note receivable was discounted by $362,225 to its fair value of $600,148. The discount was accreted into earnings using the interest method over the term of the note. For the nine months ended September 30, 2016 and 2015, $0 and $16,691, respectively, has been accreted into earnings.

During the quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC, which was the discounted book value of the note, which the Company accepted in full satisfaction of the total outstanding liability under the note.

6. DEBT

The following is a summary of the Company’s debt outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,465,303	14,461,421
Variable-Rate Mortgage Loans	6,279,936	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	3,207,750	5,105,000

	32,792,989	36,516,464

Unamortized Discount and Debt Issuance Costs	(644,498)	(700,692)

	$32,148,491	$36,815,772

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of September 30, 2016, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated Interest
Property	Face Amount	September 30, 2016	December 31, 2015	Rate	Maturity Date

Middle Georgia Nursing Home(1)	$4,200,000	$3,760,857	$3,849,678	5.50% Fixed	October 4, 2018
Goodwill Nursing Home(1) (4)	4,976,316	4,520,816	4,577,047	5.50% Fixed	March 19, 2017
Warrenton Nursing Home	2,720,000	2,490,927	2,562,765	5.00% Fixed	December 20, 2018
Edwards Redeemer Health & Rehab	2,303,815	2,182,231	2,249,772	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,510,472	1,222,159	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,661,930	1,686,506	Prime Plus 0.50%/6.00% Floor	September 26, 2017 (2)
Providence of Greene Point Healthcare Center	1,725,000	-	1,692,000	Prime Plus 0.50%/6.00% Floor	Repaid on June 20, 2016
Golden Years Manor Nursing Home(3)	5,000,000	4,618,006	4,671,537	Prime Plus 1.50%/5.75% Floor	August 3, 2037

		$20,745,239	$22,511,464

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

(2)	Effective September 26, 2016, the maturity date was extended from September 17, 2016 to September 26, 2017.

(3)	During the quarter ended September 30, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

(4)	On September 19, 2016, the maturity date of the loan related to our Goodwill Nursing Home property was extended to March 19, 2017. The terms of the renewal call for monthly interest only payments through maturity at which time all principal and unpaid interest is due. Edwards Redeemer Health & Rehab was pledged as additional collateral on the loan. At September 30, 2016, there was approximately $60,000 in accrued interest due on the loan. We are in discussions with the lender to roll this accrual into a new note which will be amortized over future payments. No binding agreement evidencing this restructure has been signed as of the date of this Report.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $625,000 in Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $5,465 and $653 for the three months ended September 30, 2016 and 2015, respectively, and $22,340 and $22,095 for the nine months ended September 30, 2016 and 2015, respectively. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not in compliance as of September 30, 2016. No notice has been received from the lender regarding the exercise of any remedies available. As part of the loan terms, a $60,000 principal reduction was paid on the bonds during March 2016. As of September 30, 2016, restricted cash of $564,416 is related to these bonds.

Other Debt

Other debt at September 30, 2016 and December 31, 2015 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated Interest
Property	Face Amount	September 30, 2016	December 31, 2015	Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,344,000	$1,280,000	17.0% Fixed(4)	June 30, 2017 (1)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	August 1, 2016 (2)
Providence of Greene Point Healthcare Center	1,150,000	813,750	1,125,000	10.0% Fixed	June 30, 2017(3)
Golden Years Manor Nursing Home	1,650,000	-	1,650,000	11.0% Fixed	April 1, 2016(5)

		$3,207,750	$5,105,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the nine months ended September 30, 2016, premium of $64,000 has been recognized into earnings. The tenant, New Beginnings, of the Goodwill nursing facility filed for bankruptcy in January 2016. The facility is currently vacant and not generating any revenue and is unable to pay interest on the subordinated debt. The Company has been accruing the unpaid interest but is in default under the note.

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock. There can be no assurance that these negotiations will be successful.

(3)	The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid. For the nine months ended September 30, 2016, premium of $56,250 has been recognized into earnings. On June 20, 2016, the Greene Pointe facility was sold for cash proceeds of $3.8 million. On the closing date, the Company paid off the mortgage loan related to this property. Subordinated notes in the amount of $813,750 remain outstanding as of September 30, 2016. Subsequent to September 30, 2016, these subordinated notes were paid in full.

(4)	As of September 30, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid. We are in discussions with the lender to restructure the accrued interest into a new note to be amortized through future payments.

(5)	Effective September 23, 2016, the Company exchanged 1,350,000 shares of common stock, at $0.36 per share, for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,458. The transaction was accounted for as a debt extinguishment with a gain on extinguishment of debt in the amount of $1,163,458 recorded in the consolidated statement of operations for the three months ended September 30, 2016. During the three month period ended September 30, 2016, principal in the amount of $100,000 was forgiven resulting in a loss on forgiveness of debt which has been recognized in the consolidated statements of operations.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

2016	$12,192,756
2017	12,476,358
2018	6,103,051
2019	82,265
2020	1,938,559
2021 and Thereafter	-

$32,792,989

During the nine month period ended September 30, 2016, $4,162,888 of debt was eliminated, of which $829,688 was paid with cash, $1,683,200 was paid through the sale of property, $100,000 through forgiveness of debt and $1,550,000 through exchange for shares of the Company’s common stock. For the nine month period ended September 30, 2016, $90,725 was recorded as amortization of discount and debt issuance costs.

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

As of September 30, 2016 and December 31, 2015, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of September 30, 2016 and December 31, 2015, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared for the three months ended September 30, 2016. All quarterly dividends previously declared have been paid. For the nine months ended September 30, 2016, dividends of $22,500 have been declared and paid.

Restricted Stock Awards

The following table summarizes the restricted stock activity during the nine months ended September 30, 2016 and 2015.

	2016	2015
Outstanding Non-Vested Restricted Stock , Beginning	-	-
Granted	977,275	251,549
Vested	(977,275)	(201,549)
Cancelled / Forfeited	-	(50,000)

Outstanding Non-Vested Restricted Stock, Ending	-	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $348,886 and $36,334 for the three months ended September 30, 2016 and 2015, respectively, and $498,886 and $194,666 for the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, the Company issued 250,000 shares of restricted stock with a fair value of $112,500 to a director in satisfaction of $100,000 in accrued and unpaid legal fees, therefore a $12,500 loss is recognized.

Common Stock Warrants

As of September 30, 2016 and December 31, 2015, the Company had 1,221,736 and 2,921,736, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.77 and $0.76, respectively. During the three month period ended September 30, 2016, 1,700,000 warrants with an exercise price of $0.75 expired.

Common Stock

During the quarter ending March 31, 2016, 54,000 shares of common stock were issued for equity positions to holders on non-controlling interests in one of the Company’s subsidiary entities. In addition, 35,000 shares of common stock with a fair value of $23,800 were issued as payment to the placement agent that solicited investors who agreed to restructure their subordinated debt. There were no issuances of common stock during the quarter ending September 30, 2016.

As described in Note 6, on September 23, 2016, the Company issued 1,350,000 shares of common stock, priced at $0.36 per share, in exchange for an unsecured note payable in the principal amount of $1,550,000 and unpaid interest of $99,459.

9. RELATED PARTIES

Clifford Neuman, a director of the Company, is a manager and member of Gemini Gaming, LLC. As described in Note 5, the Company had a note receivable from Gemini Gaming, LLC. Mr. Neuman also serves as sole manager of the Company’s affiliated subsidiaries. Mr. Neuman provides office space for the Company free of charge.

The Company transitioned the bookkeeping and property management for the Company to Colliers International. Andy Sink, a director and the interim Chief Operating Officer, is a partner of Colliers International.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family.

10. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income(1)	Lease Expiration	Renewal Option, if any

Middle Georgia(5)	$49,000	June 30, 2017	Term may be extended for one additional five year term.
Warrenton	55,724	June 30, 2026	Term may be extended for one additional ten year term.
Goodwill(5),(7)	-	December 31, 2017	Term may be extended for one additional five year term.
Edwards Redeemer (5)	45,900	December 31, 2017	Term may be extended for one additional five year term.
Providence	42,519	June 30, 2026	Term may be extended for one additional ten year term.
Meadowview	33,695	October 31, 2024	Term may be extended for one additional five year term.
Golden Years(5) (6)	-	-	-
Southern Hills SNF(2)	37,000	May 31, 2019	Term may be extended for one additional five year term.
Southern Hills ALF(3)	22,000	March 31, 2019	None
Southern Hills ILF(4)	-	-	-

(1)	Monthly lease income reflects rent income on a straight-line basis, where applicable, over the term of each lease. Properties related to the New Beginnings properties (Middle Georgia/Dodge, Goodwill and Edwards Redeemer) are reflected on a cash basis until the tenant is out of bankruptcy and stable.)

(2)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility. See Note (8).

(3)	Lease agreement dated March 19, 2014. Lease payments were to have commenced on April 1, 2015; however the ALF facility is not yet open and rent payments have not been made. The tenant for the ALF is the same tenant as the tenant for the Southern Hills SNF, discussed in Note 2. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction. See Note (8).

(4)	The Southern Hills ILF requires renovation and is not subject to an operating lease. See Note (8).

(5)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has not made any binding elections, but has verbally represented that he intends to assume the leases of Middle Georgia and Edwards Redeemer under existing lease terms and reject the lease covering Goodwill. If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.

(6)	Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period which is defined as the period the nursing home operator takes occupancy of and commences operations of the facility and ends the later of (i) such time the Company has recovered 100% of all advances made to the operator to cover initial operating losses incurred or (ii) twelve months from the occupancy date. During the straddle period, the Company has agreed to make working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. If at the end of the straddle period, the operator has not reimbursed the full amount of advances to the Company, the Company or operator have the right to terminate the lease agreement. No amounts have been advanced to the operator by the Company as of September 30, 2016. If the lease term commences, the Company will receive monthly base rents beginning at $35,000 which is subject to increases based on census levels.

(7)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility is not generating any revenue as of the date of this report. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The lease will not become effective until and unless the State of Georgia approves the issuance of all licenses, permits and other regulatory approvals necessary to recertify and reopen the facility. The former lease has been terminated. After receiving regulatory approvals, the lease operator invested approximately $2.0m in capital improvements in the property. The facility is scheduled to reopen as early as December 2016 pending a successful survey. If the facility is not reopened by January 2017 (one year from that date it was closed), the Certificate of Need for the facility will be terminated, and the property will no longer be eligible to be operated as a licensed nursing home.

(8)	On August 3, 2016, the Company entered into a non-binding letter of intent with a new tenant for all three Southern Hills facilities. New leases will not be executed until renovations at the ALF and ILF have been completed.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia, Edwards Redeemer, Goodwill, Golden Years, Southern Tulsa SNF, Southern Tulsa ALF and Southern Tulsa ILF):

2016	$348,000
2017	1,446,000
2018	1,511,040
2019	1,545,342
2020	1,576,254
2021 and Thereafter	8,571,204

$14,997,840

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$177,922	-	-	$177,922

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$304,536	-	-	$304,536

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the nine months ended September 30, 2016:

Beginning Balance, January 1, 2016	$304,536

Change in Fair Value of Warrant Liability	(126,614)
Exercise of Warrants	-

Ending Balance, September 30, 2016	$177,922

The significant assumptions used in the Black-Scholes option pricing model as of September 30, 2016 and December 31, 2015 include the following:

	September 30, 2016	December 31, 2015
Volatility	94.8% - 142.3%	95.3% - 152.8%
Risk-free Interest Rate	0.29% - 0.88%	0.65% - 1.31%
Exercise Price	$0.50 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.40	$0.68
Expected Life	.36 – 3.0 years	1.1 – 3.7 years

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30 follows:

	2016	2015
Acquisition of Membership Interests in Exchange for Common Stock	$66,497	$-
Common Stock Issued for Debt Cost	23,800	-
Common Stock Issued for Debt and Accrued Interest	486,000	-
Common Stock issued for Settlement Accounts Payable	112,500	-
Dividends Declared on Preferred Stock	22,500	7,500
Dividends Declared on Common Stock	-	218,317
Payment of Mortgage Debt through Sale of Property	1,683,200	-
Construction in Progress Financed with Debt	319,163	-

13. LEGAL PROCEEDINGS

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

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. This matter was settled in the quarter ended September 30, 2016.

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,938.51 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The company will attempt to reach a settlement in the near future, of which there can be no assurance. The potential liability cannot be reasonably estimated and is not reflected in the financial statements of the Company.

14. SUBSEQUENT EVENTS

On October 1, 2016, subordinated debt with an outstanding principal balance of $813,750 related to our Providence of Greene Pointe Healthcare Center was paid off.

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

Acquisitions

We did not acquire any properties during the nine month periods ended September 30, 2016 and 2015.

Dispositions

Effective June 20, 2016, we sold our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Properties

As of September 30, 2016, we owned eight long-term care facilities. The following table provides summary information regarding these facilities at September 30, 2016:

Property Name	Location	Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at September 30, 2016

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,760,857

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	3,500,000	2,490,926

Southern Hills Retirement Center	Tulsa, OK	100%		2/07/2014	104,192	2,000,000	7,150,472

Goodwill Nursing Home	Macon, GA	83.62	%(2)	5/19/2014	46,314	7,185,000	5,864,816

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	3,142,233	2,182,232

Providence of Sparta Nursing Home	Sparta, GA	97.36	%(3)	9/16/2014	19,441	2,836,930	2,711,930

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	3,000,000	3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	6,742,767	4,618,006

Property Name	Annual Lease Revenue	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (4)	$570,000	6/30/2017
Warrenton Health and Rehabilitation	668,690	6/30/2026
Southern Hills Retirement Center(1)	427,000	5/31/2019
Goodwill Nursing Home(2) (4)(5)	-	12/31/2017
Edwards Redeemer Health & Rehab(4)	540,000	12/31/2017
Providence of Sparta Nursing Home(3)	510,223	6/30/2026
Meadowview Healthcare Center	361,000	10/31/2024
Golden Years Manor Nursing Home(4)	-	-

(1)	Southern Hills Retirement Center consists of a skilled nursing facility (SNF), assisted living facility (ALF) and independent living facility (ILF) under separate lease agreements. Lease revenues for the SNF began in February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. During the nine month period ended September 30, 2016, actual payment of rent has been sporadic. The Company plans to engage a new lease operator for the facility. Lease revenues for the ALF were to have begun April 1, 2015; however, additional renovations are required to open the facility. Lease revenues for the ILF are expected to commence when needed renovations to the facility are completed. On the date acquired, the ALF and ILF were vacant and in need of renovation. The Company obtained financing through the issuance of bonds and a mortgage loan to fund the renovation costs and to fund the acquisition of the facilities.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(3)	The subordinated notes on Sparta and Greene Pointe matured on August 1, 2015. Investors in the Sparta and Greene Point notes are entitled to an additional 5% equity in Providence HR, LLC and Wash/Greene, LLC, respectively, every six months if the note is not paid when due. The Company’s percentage ownership in Sparta gives effect to this equity ratchet; however effective December 31, 2015, the investors holding the subordinated debt in Greene Pointe executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(4)	On January 22, 2016, the lease operator that operates Middle Georgia Nursing Home, Edwards Redeemer Health & Rehab, Goodwill Nursing Home and formerly Golden Years Manor Nursing Home filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the effect of this bankruptcy filing on future lease terms. The Golden Years Manor Nursing Home has been re-leased to an unaffiliated third party operator effective January 1, 2016 at an initial lease rate of $360,000 per year, subject to future census adjustments. In July 2016, the Golden Years operator served notice that it was terminating the lease effective August 31, 2016, claiming that GL Nursing, LLC, our subsidiary, failed to fulfill its obligations under the lease. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period which is defined as the period the nursing home operator takes occupancy of and commences operations of the facility and ends the later of (i) such time the Company has recovered 100% of all advances made to the operator to cover initial operating losses incurred or (ii) twelve months from the occupancy date. During the straddle period, the Company has agreed to make working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. If at the end of the straddle period, the operator has not reimbursed the full amount of advances to the Company, the Company or operator have the right to terminate the lease agreement. No amounts have been advanced to the operator by the Company as of September 30, 2016. If the lease term commences, the Company will receive monthly base rents beginning at $35,000 which is subject to increases based on census levels.

(5)	Goodwill was closed by regulators in January 2016 and is currently not generating any revenue. The Goodwill facility is not generating any revenue as of the date of this report. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The lease will not become effective until and unless the State of Georgia approves the issuance of all licenses, permits and other regulatory approvals necessary to recertify and reopen the facility. The lease is also conditional on the termination of the current lease covering the property which is held by the former operator which filed a voluntary Chapter 11 bankruptcy petition in January 2016. The lease operator has agreed to invest not less than $1.0 million in capital improvements in the property pending receipt of regulatory approvals.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations - Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Rental revenues for the three month periods ended September 30, 2016 and 2015 totaled $850,520 and $978,648, respectively, a decrease of $128,128. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owed unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We continue to have to service the senior secured loan at Goodwill even though the property is closed and generates no revenues. We have not recognized any rental revenues related to the Golden Years property, and under the terms of the new lease with a new operator, we’ll continue to not receive any rental revenues until the costs of refurbishment and operating losses incurred by the new operator have been reimbursed, which we expect may occur during the second quarter of 2017. We have restructured our senior loan related to Golden Years which permitted us to defer certain payments in 2016 and pay interest only until April 1, 2017. Rental revenues from our Southern Hills SNF has been sporadic under the Receivership on that property; and we have additional refurbishment costs for that facility. We recognized no rental revenues related to our assisted and independent living facilities in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facilities at an estimated cost of approximately $3.0 million. We have been unable to service our unsecured debt at Lonoke and Goodwill and cannot predict when those properties will generate sufficient revenues to resume those payments. We expect to recognize rental revenues on the assisted living facility during 2016. Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016. Revenues from Goodwill ceased in January 2016 and it is unlikely that we will realize any rental revenues from that property for the remainder of 2016. For the three months ended September 30, 2015, we recognized rental revenues on all properties with the exception of Goodwill and our assisted living facility and independent living facilities located in Tulsa, Oklahoma. We have also not received any rental income from the Southern Hills skilled nursing facility since the appointment of our Receiver in May 2016.

General and administrative expenses were $734,891 and $654,202 for the three month periods ended September 30, 2016 and 2015, respectively, an increase of $80,689. This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements. The increase is attributed to the recognition of stock based compensation of $337,500 during the three months ended September 30, 2016 compared to $36,334 during the three months ended September 30, 2015.

Property taxes, insurance, and other operating expenses totaled $43,255 and $2,276 for the three month periods ended September 30, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition costs were $0 and $1,950 for the three months ended September 30, 2016 and 2015, respectively.

Depreciation expense decreased $50,966 from $338,355 for the three months ended September 30, 2015 to $287,389 for three months ended September 30, 2016. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service. We did not recognize depreciation expense on our Providence of Greene Point Healthcare Center during the three months ended September 30, 2016 due to the sale of that facility in June 2016. Depreciation expense recognized on our Providence of Greene Point Healthcare Center for the three months ended September 30, 2015 totaled $42,446.

During the three months ended September 30, 2016, we recognized a loss on warrant liability of $31,110. Warrants to purchase our common stock contain nonstandard antidilution provisions which require them to be classified as liabilities and recorded at their estimated fair value at each reporting period. Changes in the fair value of these warrants during the reporting period are recorded as a gain or loss in our consolidated statement of operations.

We recognized a gain on extinguishment of debt in the amount of $1,163,458 during the three months ended September 30, 2016. During the period, we issued 1,350,000 shares of common stock, priced at $0.36 per share, for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,459.

Interest income for the three months ended September 30, 2016 was $0 compared to $19,660 for the same period in 2015. During the first quarter of 2016, we collected a note receivable from a related party in full satisfaction of the note; and, as of September 30, 2016, there were no notes receivable outstanding. During the quarter ended September 30, 2015, interest income was recognized on notes receivable with average balances approximating $1.1 million.

Interest expense decreased $132,332 from $735,843 for the three months ended September 30, 2015 to $603,511 for the three months ended September 30, 2016. The decrease is attributable to reductions in the principal amount of debt from 2015 to 2016.

Results of Operations - Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Rental revenues for the nine month periods ended September 30, 2016 and 2015 totaled $2,310,584 and $3,264,321, respectively, a decrease of $953,737. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We continue to have to service the senior secured loan at Goodwill even though the property is closed and generates no revenues. We have not recognized any rental revenues related to the Golden Years property, and under the terms of the new lease with a new operator, we’ll continue to not receive any rental revenues until the costs of refurbishment and operating losses incurred by the new operator have been reimbursed, which we expect may occur during the second quarter of 2017. We have restructured our senior loan related to Golden Years which permitted us to defer certain payments in 2016 and pay interest only until April 1, 2017. Rental revenues from our Southern Hills SNF has been sporadic under the Receivership on that property; and we have additional refurbishment costs for that facility. We recognized no rental revenues related to our assisted and independent living facilities in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facilities. We have been unable to service our unsecured debt at Lonoke and Goodwill and cannot predict when those properties will generate sufficient revenues to resume those payments. We expect to recognize rental revenues on the assisted living facility during 2016. Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2016. Revenues from Goodwill ceased in January 2016 and it is unlikely that we will realize any rental revenues from that property for the remainder of 2016. For the nine months ended September 30, 2015, we recognized rental revenues on all properties with the exception of Goodwill and our assisted living facility and independent living facilities located in Tulsa, Oklahoma.

General and administrative expenses were $1,616,476 and $1,296,328 for the nine month periods ended September 30, 2016 and 2015, respectively, an increase of $320,148. This classification primarily consisted of salaries and legal, accounting and other professional fees to comply with regulatory reporting requirements. For the nine months ended September 30, 2016 and 2015, general and administrative expenses includes $498,886 and $194,666 of share based compensation related to restricted stock and common stock awards. We also recognized higher legal costs during the nine months ended September 30, 2016 due to the bankruptcy of a lease operator.

Property taxes, insurance, and other operating expenses totaled $202,635 and $120,618 for the nine month periods ended September 30, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition costs were $52,325 and $1,950 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, we incurred acquisition costs in the form of a partial forfeiture of an earnest money deposit related to the potential purchase of a skilled nursing facility. The acquisition failed to close.

We recognized a gain on disposal of property and equipment of $980,839 during the nine months ended September 30, 2016 related to the sale of our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Depreciation expense increased $233,769 from $949,080 for the nine months ended September 30, 2015 to $1,182,849 for nine months ended September 30, 2016. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

During the nine months ended September 30, 2016, we recognized a gain on warrant liability of $126,614. Warrants to purchase our common stock contain nonstandard antidilution provisions which require them to be classified as liabilities and recorded at their estimated fair value at each reporting period. Changes in the fair value of these warrants during the reporting period are recorded as a gain or loss in our consolidated statement of operations.

We recognized a gain on extinguishment of debt in the amount of $1,163,458 during the three months ended September 30, 2016. During the period, we issued 1,350,000 shares of common stock, priced at $0.36 per share, for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,459.

Interest income decreased $50,675 from $82,824 for the nine months ended September 30, 2015 to $32,149 recognized for the nine months ended September 30, 2016 as a result of decreased average balances outstanding related to our note receivable from a related party.

Interest expense decreased $103,829 from $2,074,854 for the nine months ended September 30, 2015 to $1,971,025 for the nine months ended September 30, 2016. The decrease is attributable to reductions in the principal amount of debt from 2015 to 2016. For the nine months ended September 30, 2015, we capitalized interest costs on construction in progress of $105,867 related to renovations at our Southern Hills Retirement Center. We did not capitalize any interest during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of properties and debt and equity securities to meet cash demands.

At September 30, 2016, the Company had cash and cash equivalents of $1.4 million on hand. In June 2016, we sold our Greene Point facility for gross cash proceeds of $3.8 million. A portion of the proceeds were used to pay off an existing mortgage related to the facility in the amount of $1.7 million and related subordinated debt of $367,500. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debts that mature during 2016, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $0.6 million as of September 30, 2016 which is to be expended on debt service associated with our Southern Hills Retirement Center.

We have an agreement for the Goodwill facility that should start generating revenues in January 2017 after the new operator has completed renovations and obtained necessary licenses and permits. We also have an agreement from the senior lender to extend and modify the Goodwill senior loan to require interest only payments for six months. An agreement is also in place at Golden Years in which the Company makes advances to the operator to cover operating deficits until operations at the facility sufficiently recover. The operator has initiated over $400,000 in property improvements, which will be complete by year-end. Our advances will reimbursed by any operating surpluses prior to commencement of the lease. Any remaining unreimbursed advances after twelve months will not be recovered and either party has the option to reject the lease prior to commencement. We expect all advances to be repaid and the lease to commence in April 2017.

Cash used in operating activities was $506,278 for the nine months ended September 30, 2016 compared to cash provided by operating activities of $369,106 for the nine months ended September 30, 2015. Cash flows provided by operations was primarily impacted by the decrease in rental revenues received during the first quarter of 2016 as a result of the bankruptcy filing of a lease operator and the closure of one facility.

Cash provided by investing activities was $2,672,738 for the nine month period ended September 30, 2016 compared to cash provided by investing activities of $471,771 for the nine month period ended September 30, 2015. For the nine months ended September 30, 2016, we collected the total carrying value of a note receivable with a related party in the amount of $573,428 and received proceeds of $2,112,970 from the sale of our Greene Point facility. For the nine months ended September 30, 2015, we issued a note receivable of $350,000 to a nursing home operator, collected $574,719 from notes receivable to related parties, received back a $450,000 earnest money on deposit related to a potential acquisition and incurred capital expenditures of $328,651 related to our Southern Hills Retirement Center.

Cash used in financing activities was $885,500 and $918,010 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, we issued $2.3 million in debt and made payments on debt of $2.7 million. During the nine months ended September 30, 2016, we did not issue any new debt and made payments on debt of $0.8 million.

As of September 30, 2016 and December 31, 2015, our debt balances consisted of the following:

	September 30, 2016	December 31, 2015

Convertible Notes Payable	$3,200,000	$3,200,000
Fixed-Rate Mortgage Loans	14,465,303	14,461,421
Variable-Rate Mortgage Loans	6,279,936	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	3,207,750	5,105,000

	32,792,989	36,516,464
Unamortized Discount and Debt Issuance Costs	(644,498)	(700,692)
	$32,148,491	$35,815,772

The weighted average interest rate and term of our fixed rate debt are 6.94% and 6.0 years, respectively, as of September 30, 2016. The weighted average interest rate and term of our variable rate debt are 5.82% and 15.3 years, respectively, as of September 30, 2016.

We have $6.8 million of debt maturing during the remaining three months of 2016. We expect to refinance this debt as the associated properties meet loan to value requirements currently being employed in commercial lending markets. During 2016, we paid off a $1.7 mortgage note using proceeds from the sale of our Greene Pointe facility, exchanged $1.6 million of subordinated debt for our common stock, and paid off $367,500 of subordinated debt related to our Greene Point facility. In January 2015, the Company paid off a note payable in the amount of $880,000 and refinanced an existing fixed-rate mortgage loan related to the Edwards Redeemer Health & Rehab facility.

The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2016, the Company was not in compliance with certain of these non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, of which the Company owns a 100% membership interest. There is approximately $60,000 in accrued interest due under this mortgage loan at September 30, 2016; and we are in negotiations with the lender to restructure that amount in a new note to be amortized over future payments.

Contractual Obligations

As of September 30, 2016, we had the following contractual obligations:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Notes and Bonds Payable - Principal	$29,592,989	$21,469,114	$6,103,051	$2,020,824	$-
Notes and Bonds Payable - Interest	13,458,082	1,796,302	1,954,236	1,482,181	8,225,363
Convertible Notes Payable - Principal	3,200,000	3,200,000	-	-	-
Convertible Notes Payable - Interest	260,000	208,000	52,000	-	-
Total	$46,511,071	$26,673,416	$8,109,287	$3,503,005	$8,225,363

Revenues from operations are not sufficient to meet all the working capital needs of the Company for the foreseeable future. Cash on hand of $1.4 million as of September 30, 2016 has increased during the year through the repayment of our note receivable with Gemini Gaming of $573,428 and net cash proceeds from the sale of our Greene Point facility during the first six months of 2016 offset by reductions in debt. Existing cash on hand combined with revenues generated from operations were not sufficient to cover all of our operating expenses and debt service requirements during the first nine months of 2016. The closure of Goodwill, the bankruptcy of our operator at Eastman, Edwards Redeemer and Goodwill, the renegotiation of the operating lease for Lonoke, and the Receivership at Southern Tulsa SNF, have impaired our cash flow for the near term. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. We have ongoing capital improvement and recurring capital expenditure commitments at most of our properties, which range from minor capital expenditure needs at Edwards Redeemer and Eastman to significant commitments at Lonoke and the Southern Hills. We will likely need to consider further equity and debt financings to meet our short term capital requirements, for which there currently exist no commitments or agreements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented. Unamortized deferred loan costs, which were previously included in Prepaid Expenses, Deferred Loan Costs and Other, totaling $582,284 and $626,688 are included in Debt, Net as of September 30, 2016 and December 31, 2015, respectively.

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

SUBSEQUENT EVENTS

On October 1, 2016, subordinated debt with an outstanding principal balance of $813,750 related to our Providence of Greene Pointe Healthcare Center was paid off.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. This matter was settled in the quarter ended September 30, 2016.

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,938.51 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The company will attempt to reach a settlement in the near future, of which there can be no assurance. The potential liability cannot be reasonably estimated and is not reflected in the financial statements of the Company.

Item 1A. Risk Factors

None, except as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None, except as disclosed.

Item 4. Mine Safety Disclosures

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

GLOBAL HEALTHCARE REIT, INC.

Date: November 21, 2016	By	/s/ Lance Baller__
Lance Baller, Interim CEO

Date: November 21, 2016	By:	/s/ Zvi Rhine
Zvi Rhine,
Chief Financial Officer