Form 10-K
period 2016-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2017-04-28
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC .

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

8480 E. Orchard Road, Suite 3600, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 449-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 17,134,962 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $5,997,367 computed by reference to the price at which the common equity was last sold at June 30, 2016.

The number of shares outstanding of the registrant’s common stock, as of April 17, 2017 is 25,782,686.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and,
*	expectations regarding competition from other companies.

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

PART I

ITEM 1.      BUSINESS

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF). We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not intend to make that election for the 2016 fiscal year.

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

Acquisition of Middle Georgia Nursing Home

Effective July 1, 2012, Georgia Healthcare REIT, Inc., (“Georgia REIT”) a private company owned and controlled by a former affiliate, consummated its first acquisition: the Middle Georgia Nursing Home. Middle Georgia Nursing Home is located at 556 Chester Highway in Eastman, Georgia (“Middle Georgia” or the “Facility”). The Facility was acquired through Dodge NH, LLC, a limited liability company formed for the purpose of acquiring Middle Georgia that was initially wholly-owned by Georgia REIT. Dodge Investors, LLC was formed and organized as a financing entity to raise $1.1 million in funding to complete the financing required to complete the acquisition, as more fully described below.

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

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF. During 2014 and 2015, the Company acquired the remaining membership interests in Dodge Investors, LLC and holds a 100% membership interest as of December 31, 2016. The Company has also repaid the entire $1.1 million note to Dodge Investors, LLC.

Dodge NH, LLC has an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years expiring in June 2017, with an option to renew for an additional five-year period. On January 22, 2016, the lease operator that operates the facility filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the lease. As of the date of this report, the lease operator has not made any binding elections, but has verbally represented that he intends to affirm the lease.

Acquisition of Warrenton Nursing Home

Effective December 31, 2013, the Company consummated the purchase of the 110 bed Warrenton Nursing Home (“Warrenton”) located in Warrenton, Georgia. Warrenton was purchased by ATL/WARR, LLC, a single purpose Georgia limited liability company (“Warr LLC”) previously owned 95% by a former affiliate and 5% by an unaffiliated investor. Concurrently, the former affiliate conveyed his 95% membership interest in Warr LLC to the Company for nominal consideration.

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

The Southern Hills facility is comprised of a senior living campus of three buildings totaling 104,192 square feet sitting on a 4.36-acre parcel. The Center consists of a Assisted Living facility (“ALF”), an Independent Living facility (“ILF”) and a Skilled Nursing facility (“SNF”). The Center offers 116 nursing beds, 86 independent living units, and 32 assisted living beds.

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

The SNF was refinanced with a commercial bank for $1,750,000. The SNF was under a five-year lease to Healthcare Management of Oklahoma for an initial rent of $35,000 per month commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the Receiver resulted in our engaging in a turnaround effort to restore viable operations at the SNF. Under the oversight of the Receiver, we have undertaken substantial renovations at the SNF at a cost of over $1,500,000. The final phase of those upgrades should be completed in the second quarter of 2017.

The ALF was leased to Healthcare Management of Oklahoma (same tenant as SNF) for an initial rent of $20,000 per month which was to commence on April 1, 2015; however, additional renovations were required to open the facility and the commencement of rent payments has been delayed. To date we have expended in excess of $2.0 million in upgrades at the ALF, and hope to begin operations in the second quarter of 2017. The Company plans to seek a new tenant for the ALF to assume operations at the completion of construction.

The ILF requires renovation and is not subject to an operating lease. When the renovation is complete the Company plans to lease it as well.

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

Acquisition of Goodwill Nursing Home

Effective May 19, 2014, the Company entered into a Membership Interest Purchase Agreement pursuant to which it acquired from Christopher and Connie Brogdon (i) units representing an undivided 45% Membership Interest in Goodwill Hunting, LLC, a Georgia limited liability company, and (ii) units representing an undivided 36.7% Membership Interest in GWH Investors, LLC, a Delaware limited liability company (collectively, the “Units”). GWH Investors, LLC owns a 40% membership interest in Goodwill Hunting, LLC. Together, the Company acquired, directly and indirectly, a 59.7% interest in Goodwill Hunting, LLC. The purchase price for the Units was $800,000. The facility is subject to an aggregate of $4,601,009 in senior debt and $1,344,000 in non-affiliated subordinated debt.

Goodwill Hunting, LLC owns the Goodwill Nursing Home, a 172 bed skilled nursing facility located in Macon, Georgia. It was leased to Goodwill Healthcare and Rehabilitation, LLC under an operating lease that expires in 2017. In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill Nursing Home was closed by Georgia regulators and all residents were removed. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

Effective December 3, 2014, the Company acquired a 96.56% membership interest in GWH Investors, LLC, which holds a 40% membership interest in Goodwill Hunting, LLC. The purchase price for the 96.56% interest in GWH Investors, LLC was 164,491 shares of common stock of the Company.

The subordinated debt in the amount of $1,280,000 matured on July 1, 2015. With accrued and unpaid interest, the outstanding balance of the subordinated debt at December 31, 2016 was $1,344,000. Investors in the subordinated debt were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the debt is not paid by the Company when due. Effective December 31, 2015, the investors holding all of the outstanding interests in the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) waived any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017, in consideration for which Goodwill Hunting, LLC agreed to pay each investor a one-time premium equal to 5% of the principal amount of the notes at such time as the notes are repaid.

As of December 31, 2016, the Company owns an 85% interest in Goodwill Hunting, LLC. That interest was 83.62% at December 31, 2015. The investors in GWH Investors, LLC still hold subordinated debt in the net amount of $1,280,000.

Acquisition of Edwards Redeemer Health & Rehab

Effective September 16, 2014, the Company acquired from a former affiliate a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, which owns the real property and improvements known as the Edwards Redeemer Health & Rehab, a 106 bed nursing home located on 3.05 acres in Oklahoma City, Oklahoma.

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which will expire in December 2017. On January 22, 2016, the lease operator that operates the facility filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the lease. As of the date of this report, the lease operator has not made any binding elections, but has verbally represented that he intends to affirm the lease.

The purchase price for the 62.5% interest in the facility was $491,487, which is subject to an aggregate of $2,381,500 in debt. The purchase price was offset in its entirety as a credit against an advance receivable owed by a former affiliate to the Company.

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

Acquisition of Grand Prairie (formerly Golden Years Manor) Nursing Home

Effective September 16, 2014, the Company acquired from a former affiliate a 44.5% membership interest in GL Nursing, LLC, which owns the real property and improvements known as the Golden Years Manor Nursing Home located at 1010 Barnes Street in Lonoke, Arkansas. The facility has 141 licensed beds and comprises 40,737 square feet on 3.17 acres.

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

During 2015, the Company acquired an additional 73.48% in GLN Investors, LLC, bringing its interest to 100%. The purchase price for the additional shares was 107,113 shares of common stock in Global Healthcare REIT, Inc.

In January 2016, the Company acquired an additional 24.5% interest in GLN Investors, LLC, bringing its interest in GLN Investors to 100%. The purchase price for the 24.5% interest was 54,000 shares of common stock of Global.

In August 2016, the Company completed an exchange offering in which it purchased from the former members of GLN Investors, LLC all of their interest in the $1,650,000 subordinated debt owed to GLN Investors, LLC by GL Nursing, LLC in consideration of 1.35 million shares of Global.

As a result of these transactions, at December 31, 2016, the Company held a 100% interest in GL Nursing, LLC. That interest was 75.5% at December 31, 2015.

In January 2016, affiliated entities of our lease operator filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. At the same time, our lease operator agreed to terminate its lease to allow a new operator to take possession of the facility. At that time, operations at the facility had deteriorated and the operator was delinquent in the payment of bed taxes as well a rent. The successor operator was unable to restore profitable operations and in August 2016 informed us that it was going to terminate its lease, which would have resulted in a loss of the Certificate of Need (“CON”) required to operate as a skilled nursing facility. Effective August 29, 2016, we executed a new operating lease with another operator. The initial lease term is ten years with two five year renewal options. The lease term does not begin until the end of the straddle period described below. The lease operator has also been granted an option to purchase the property any time after five years for a purchase price of $6.4 million.

Under the terms of the new lease, we agreed to cover all operating losses incurred by the new operator during a “straddle period” during which the operator is not obligated to pay rent and has agreed to undertake substantial renovations and build the census which had been significantly depleted during the prior two operator regimes. We have been honoring our commitment to cover these losses, which to date have been approximately $350,000. We have discovered a drafting error in the lease which creates ambiguity surrounding when the straddle period will terminate. Counsel for the operator has verbally indicated their agreement on the existence of the drafting error, but as of the date of this Annual Report the lease has not been amended to correct the error. If we are unable to resolve the issue, we plan to file a declaratory judgment action.

Acquisition of Providence of Sparta Nursing Home

Effective September 16, 2014, the Company acquired from a former affiliate a 65% membership interest in Providence HR, LLC, which owns the real property and improvements known as the Providence of Sparta Nursing Home. The facility has 71 licensed beds and is located on approximately 8 acres in Sparta, Georgia.

Providence of Sparta is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expired in June 2016. A new lease with a new operator currently generates $510,223 in gross annual straight line rent for fiscal year 2017.

The purchase price for the 65% interest in the facility was 61,930 shares of common stock of Global Healthcare REIT, Inc. The facility is subject to an aggregate of $1,655,123 in senior debt and $1,050,000 in subordinated debt.

Effective December 3, 2014, the Company acquired a 44.4% membership interest in Providence HR Investors, LLC, which owns a 30% membership interest in Providence HR, LLC. The purchase price for the 44.4% interest in Providence HR Investors, LLC was 45,145 shares of common stock of the Company.

During 2015, the Company acquired an additional 48.09% of Providence HR Investors, LLC bringing its interest to 92.46%. The purchase price for the additional shares was 17,333 shares of common stock in Global Healthcare REIT, Inc. In October 2016, we purchased the remaining 7.54% in outstanding interests in Providence HR Investors, LLC in consideration of 5,365 shares of common stock of Global and $10.00.

The subordinated debt in the amount of $1,050,000 matured on August 1, 2015. Providence HR Investors, LLC were entitled to an additional 5% equity in Providence HR, LLC every six months if the debt is not paid when due.

As a result of these transactions, the Company now holds a 100% interest in Providence HR, LLC. The investors in Providence HR Investors, LLC still retain $1,050,000 in subordinated debt.

In March 2017, the former members of Providence HR Investors, LLC which hold the interest in the $1.05 million subordinated debt all agreed to execute a Forbearance Agreement in which they agreed to (i) extend the maturity date of the note to December 31, 2017, (ii) waive accrued default interest and (iii) waive the equity ratchet that was triggered by the note not being repaid on the original maturity date.

We have filed an application to refinance this facility with a HUD loan, which we hope to have completed by the end of 2017.

Acquisition of Greene Point Health Care Center

Effective September 16, 2014, the Company acquired from a former affiliate a 62.145% membership interest in Wash/Greene, LLC, which owns the real property and improvements known as the Greene Point Healthcare Center, located at 1321 Washington Highway in Union Point, Georgia. The facility has 71 licensed beds and is located on approximately 9 acres.

The purchase price for the 62.145% interest in the facility was 73,253 shares of common stock of Global Healthcare REIT, Inc. The facility was subject to an aggregate of $1,692,000 in senior debt and $1,125,000 in subordinated debt.

Effective December 3, 2014, the Company acquired 100% of the outstanding membership interests in 1321 Investors, LLC, which owned a 30% membership interest in Wash/Greene, LLC. The purchase price for the 30% membership interest in 1321 Investors, LLC was 115,000 shares of common stock of the Company.

The subordinated debt in the amount of $1,125,000 matured on October 1, 2015. Investors in the subordinated debt are entitled to an additional 5% equity in Providence HR, LLC every six months if the debt is not paid when due. Effective December 31, 2015, the investors holding all of the outstanding interests in the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) waived any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017.

Disposition of Greene Point Health Care Center

Effective June 30, 2016, the Company sold Greene Point Health Care Center for cash proceeds for $3,800,000 million. Cash proceeds from the sale were used to pay off the existing mortgage loan in the amount of $1,683,200. The Company received $2,112,970 in cash from the sale the facility, net of the senior loan, and used some of the proceeds to retire the subordinated debt owed to the former members of 1321 Investors, LLC.

Meadowview Healthcare Center

Effective September 30, 2014, the Company purchased the Meadowview Healthcare Center located in Seville, Ohio (“Meadowview”) and owns 100% of this facility. The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on five acres of land. Seville, Ohio is located approximately 25 miles west of Akron, Ohio and 40 miles south of Cleveland, Ohio in an area with attractive population growth in the 65 to 74-year age bracket. The total purchase price for Meadowview was $3.0 million, which was paid in cash using the proceeds of the Note Offering described below. Meadowview was acquired through High Street Nursing, LLC, a wholly-owned subsidiary of the Company formed for the sole purpose of completing the purchase.

Meadowview is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in October 2024. The lease currently generate $361,000 in gross annual rent for fiscal year 2016.

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

2016 Note Offering

In November 2016, the Company commenced a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,000,000, on a best efforts basis. As of December 31, 2016, $600,000 of the notes have been issued. During the first quarter of 2017, we sold an additional $125,000 in notes and warrants. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on January 13, 2018. For every $1.00 in principal amount of note, each investor will receive one warrant exercisable for 12 months to purchase one share of common stock at an exercise price of $0.75 per share. The notes are secured by a senior UCC security interest in the tangible and intangible assets of the Company.

Our Business

Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are expected to grow 1.2 percentage points faster than GDP per year over the 2016 – 2025 period; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2016 through 2027, is anticipated to be 5.6%; and (iii) health spending is projected to represent 19.9% of US GDP by 2025, up from 17.8% in 2015.

Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 85-year and older segment of the population spends 92% more on healthcare than the 65 to 84-year-old segment and over 329% more than the population average.

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

Healthcare Segments

Senior housing. Senior housing facilities include assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Senior housing property types are further described below.

Assisted Living Facilities. ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living (“ADL”) yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

Independent Living Facilities. ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with ADL, such as bathing, eating and dressing. However, residents have the option to contract for these services.

Continuing Care Retirement Communities. CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to “age in place.” Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

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

Life science. These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning (“HVAC”) systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.

Medical office. Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. We expect our MOBs will be typically multi-tenant properties leased to healthcare providers (hospitals and physician practices).

Hospital. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or “HMOs”), or through the Medicare and Medicaid programs. Hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals.

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

Operating properties (“RIDEA”). We may enter into contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points, where repositioning with a new operator that is aligned with health care providers can bring scale, operating efficiencies, and/or ancillary services to drive growth.

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

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

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

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio will be subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

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

General

We will elect to be taxed as a real estate investment trust (a “REIT”) at such time as the Board of Directors, with the consultation of our professional advisors, determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code. We cannot predict for which tax year that election will be made; however, we do not intend to make such an election for 2016. Therefore, applicable taxes have been recorded in the accompanying consolidated financial statements. Once we make the election to be treated as a REIT, we intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership. There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

Despite the REIT election, we may be subject to federal income and excise tax as follows:

●	To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

●	If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;

●	Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

●	If we fail to satisfy either the 75% or 95% gross income tests, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test multiplied by (2) a fraction intended to reflect our profitability;

●	If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed;

●	We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary;

●	We may be subject to the corporate “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses; and

●	For any investments which may qualify as prohibited transactions or restricted assets, we may elect to form a taxable REIT subsidiary to hold such investments or operations. Income from the taxable REIT subsidiary is subject to taxes at the usual federal and state tax rates.

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

EMPLOYEES

As of December 31, 2016, we had one full time salaried employee. For the six months ended June 30, 2016, our CEO, COO and CFO each received a grant of 250,000 shares for services rendered. Since July 1, 2016, our CEO and CFO are each compensated with equity valued at $38,000 per quarter. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

As of December 31, 2016, we owned eight senior living facilities. The following table provides summary information regarding these facilities.

Property Name	Location	Effective Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at December 31, 2016

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,742,706

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	$3,500,000	$2,476,109

Southern Hills Retirement Center	Tulsa, OK	100%		2/07/2014	104,192	$2,000,000	$7,148,530

Goodwill Nursing Home	Macon, GA	85%		5/19/2014	46,314	$7,185,000	$5,945,009

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	$3,142,233	$2,268,096

Providence of Sparta Nursing Home	Sparta, GA	100	%(2)	9/16/2014	19,441	$2,836,930	$2,705,123

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	$3,000,000	$3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	$6,742,767	$4,618,006

Property Name	2016 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (3)	$570,000	June 30, 2017
Warrenton Health and Rehabilitation	$668,690	June 30, 2026
Southern Hills Retirement Center	$427,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$-	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$540,000	December 31, 2017
Providence of Sparta Nursing Home	$510,223	June 30, 2026
Meadowview Healthcare Center	$361,000	October 31, 2024
Golden Years Manor Nursing Home (3)(5)	$-	-

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid.

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017.

(3)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has rejected the Goodwill lease and has not made any binding elections, but has verbally represented that he intends to affirm the leases of Middle Georgia and Edwards Redeemer.

(4)	Goodwill was closed by regulators in January 2016 and did not generate any revenue in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent for the first year which began February 1, 2017 is $16,667 per month plus an occupancy rent based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.

20

(5)

We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence unit the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. We have discovered a drafting error in the lease which creates ambiguity surrounding when the straddle period will terminate. Counsel for the operator has verbally indicated their agreement on the existence of the drafting error, but as of the date of this Annual Report the lease has not been amended to correct the error. If we are unable to resolve the issue, we plan to file a declaratory judgment action.

ITEM 3.      LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims, or disputes. We are or were a party to the following pending legal proceedings.

We were a party to a civil action captioned Summers v. West Paces Ferry Healthcare REIT, Inc., Southern Tulsa, LLC and SC CCRC, LLC, No. CJ-2015-3048 in the District Court in and for Tulsa County, Oklahoma (the “Action”). The Action involved a personal injury claim brought by the heirs of a former resident of the Skilled Nursing Facility in Tulsa, Oklahoma owned by a subsidiary of the Company. This case has been dismissed.

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

This was a personal injury lawsuit brought by the heirs of a former resident of the Southern Tulsa SNF. Our affiliates were named as defendants due to their ownership of the property. This case has been dismissed.

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. This matter was settled in 2016.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity; and as a result we believe the likelihood of a material adverse result is remote.

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The company is currently in discussions with the plaintiff and hopes to reach a settlement in the near future, of which there can be no assurance. The Company has accrued $25,000 as a probable loss for this matter in the consolidated financial statements for the year ended December 31, 2016, based on verbal agreements and formal settlement agreement under review.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GBCS”. On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2015 through December 31, 2016.

	High	Low
Jan – Mar 2015	$1.05	$0.81
Apr – June 2015	$1.00	$0.82
July – Sept 2015	$1.10	$0.74
Oct – Dec 2015	$0.96	$0.52
Jan – Mar 2016	$0.80	$0.33
Apr – June 2016	$0.67	$0.29
July – Sept 2016	$0.45	$0.33
Oct – Dec 2016	$0.57	$0.26

The closing price of the Company’s common stock as of April 13, 2017 was $0.46, as reported on the OTCQB. The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of April 13, 2017, there were approximately 850 record owners of the Company’s common stock.

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

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2016 and 2015, the Company paid dividends on common stock of $0, or $0.00 per share, and $440,779, or $0.02 per share, respectively, in addition to the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

Our CEO and CFO serve on an at-will basis and are compensated through the issuance of shares of common stock valued at $38,000 per quarter for each officer. The arrangement is approved by the Board on a quarterly basis and has not been the subject of shareholder approval.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2016, the Company incurred a net loss of $1,292,474, reported net cash used in operations of $506,953 and has an accumulated deficit of $6,021,903. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2016 totaled $2,859,842, compared to $3,406,737 for the year ended December 31, 2015, a decrease of $546,895.

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

We continue to have to service the senior secured loan at Goodwill even though the property was closed in January 2016 and generated no revenues in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent is based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.

We have not recognized any rental revenues related to the Lonoke property in 2016, and under the terms of the new lease with a new operator, we’ll continue to not receive any rental revenues until we have been reimbursed for the costs of refurbishment and operating losses incurred by the new operator which we are required to advance. We cannot predict when rental revenues will resume from the Lonoke facility. We have restructured our senior loan related to Lonoke which permitted us to defer certain payments in 2016 and pay interest only until April 1, 2017.

Rental revenues from our Southern Hills SNF has been sporadic under the Receivership on that property; and we have additional refurbishment costs for that facility. We recognized no rental revenues related to our assisted and independent living facilities in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facilities. We expect to recognize rental revenues on the assisted living facility during 2017. Rental revenues for our independent living facility in Tulsa, Oklahoma will be recognized after construction activities and renovations have been completed, forecast to occur in 2018.

Effective June 30, 2016, we sold our Providence of Greene Point Healthcare Center for $3.8 million. From the proceeds, we retired the senior secured loan and subordinated unsecured debt. Prior to the sale, we recognized rental revenues of $143,616 for 2016 compared to $287,052 for 2015.

General and administrative expenses were $1,791,421 for the year ended December 31, 2016 compared to $1,682,734 for the year ended December 31, 2015, an increase of $108,687. For the years ended December 31, 2016 and 2015, general administrative expenses include $536,886 and $194,666, respectively, of share based compensation related to restricted stock and common stock awards granted. During 2015, we recognized bad debt expense of $550,651 related to the bankruptcy of a lease operator who operated four of our properties and on notes receivable and notes receivable-related parties which we determined to be uncollectible based on the borrower’s ability to repay. We recognized $150,000 of bad debt expense during 2016 related to a note receivable which we determined to be uncollectible. This classification also includes legal, accounting, and other professional fees incurred in complying with regulatory reporting requirements.

Property taxes, insurance, and other operating expenses totaled $584,374 and $152,065 for the years ended December 31, 2016 and 2015, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at both our Goodwill since the facility was closed by regulators in January 2016 and the Lonoke facility due to defaults by our operator lessees. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition costs were $52,325 and $50,645 for the years ended December 31, 2016 and 2015, respectively. During 2016, we incurred acquisition costs in the form of a partial forfeiture of an earnest money deposit related to the potential purchase of a skilled nursing facility. The acquisition failed to close. We did not acquire any properties during the 2015 year; however, we incurred acquisition costs related to potential acquisitions which do not close.

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

We recognized a gain on disposal of property and equipment of $980,839 during 2016 related to the sale of our Providence of Greene Point Healthcare Center for cash proceeds of $3.8 million.

Depreciation expense totaled $1,470,238 for the year ended December 31, 2016 compared to $1,115,700 for the year ended December 31, 2015, an increase of $354,538. We have not recorded depreciation expense on our independent living and assisted living facilities located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Warrants to purchase our common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. For the years ended December 31, 2016 and 2015, we recognized a change in fair value of the warrant liability of $58,085 and $638,172, respectively.

For the year ended December 31, 2016, we recognized a $1,163,458 gain on extinguishment of debt as a result of an exchange of common stock for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,458.

A gain of $96,542 was recognized on the settlement of accounts payable and other liabilities during 2016.

Interest income of $31,978 and $82,132 was recognized for the years ended December 31, 2016 and 2015, respectively, from outstanding notes receivable and notes receivable from related parties.

Interest expense totaled $2,584,860 for the year ended December 31, 2016 compared to $2,809,272 for the year ended December 31, 2015, a decrease of $224,412. The decrease in interest expense is attributable to the decrease in debt outstanding during 2016 compared to the 2015. Capitalized interest on construction in progress related to renovations at our Southern Hills Retirement Center totaled $0 and $105,867 for the years ended December 31, 2016 and 2015, respectively.

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

At December 31, 2016, the Company had cash and cash equivalents of $578,242 on hand. In June 2016, we sold our Greene Point facility for gross cash proceeds of $3.8 million. A portion of the proceeds were used to pay off an existing mortgage related to the facility in the amount of $1.7 million and related subordinated debt of $1,181,250. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debts that mature during 2017, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash totaled $580,747 as of December 31, 2016 which is reserved for debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $506,953 for the year ended December 31, 2016 compared to cash used in operating activities of $30,855 for the year ended December 31, 2015. Cash flows provided by operations in 2016 were negatively impacted by the decrease in rental revenues as a result of the bankruptcy filing of a lease operator and the closure of one facility.

Cash provided by investing activities was $2,222,738 and $352,373 for the years ended December 31, 2016 and 2015. During 2016, we issued a $150,000 note receivable, received collections of $573,428 from notes receivable – related parties, received proceeds from the sale of property and equipment in the amount of $2,112,970, and spent $313,660 on capital expenditures. For the year ended December 31, 2015, we issued a note receivable in the amount of $150,000 to a nursing home operator, collected $574,719 from notes receivable to related parties, received back $500,000 in earnest money on deposit related to a potential acquisition and expended $598,049 on construction related to our Southern Hills campus.

Cash used in financing activities was $1,208,598 for the year ended December 31, 2016 compared to $784,060 for the year ended December 31, 2015. During 2016, we made payments on debt approximating $1.7 million and received proceeds from issuance of debt of $600,000. During 2015, we made payments on debt approximating $2.9 million, received proceeds from issuance of debt of approximately $2.6 million, and paid $440,779 in dividends on our common stock.

As of December 31, 2016 and 2015, our debt balances consisted of the following:

	2016	2015

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	600,000	-
Fixed-Rate Mortgage Loans	14,666,206	14,461,421
Variable-Rate Mortgage Loans	6,273,129	8,050,043
Bonds Payable, net of discount	5,640,000	5,700,000
Other Debt	2,394,000	5,105,000
	32,773,335	36,516,464

Unamortized Discount and Debt Issuance Costs	(735,904)	(700,692)
	$32,037,431	$35,815,772

The weighted average interest rate and term of our fixed rate debt are 6.90% and 5.9 years, respectively, as of December 31, 2016. The weighted average interest rate and term of our variable rate debt are 5.8% and 15.4 years, respectively, as of December 31, 2016.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2016	2015	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,742,706	$3,849,678	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,520,816	4,577,047	5.50% Fixed	March 19, 2020
Goodwill Nursing Home	80,193	80,193	-	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,476,109	2,562,765	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,268,096	2,249,772	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,578,286	1,222,159	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,655,123	1,686,506	Prime Plus 0.50%/ 6.00% Floor	September 26, 2017
Providence of Greene Point Healthcare Center	1,725,000	-	1,692,000	Prime Plus 0.50%/ 6.00% Floor	Repaid on June 20, 2016
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,671,537	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$20,939,335	$22,511,464

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2016, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.

We have $22.5 million of debt maturing during the year ending December 31, 2017. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $7.8 million in mortgage loans maturing in 2017 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $2.4 million in subordinated debt maturing in 2017. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details. The following is a summary of our subordinated debt at December 31, 2016 and 2015:

Subordinated Debt

Our subordinated debt at December 31, 2016 and 2015 includes unsecured notes payable issued to controlled entities used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2016	2015	Rate	Date

Goodwill Nursing Home	2,180,000	$1,344,000	$1,280,000	17.0% (1) Fixed	June 30, 2017 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017 (3)
Providence of Greene Point Healthcare Center	1,150,000	-	1,125,000	10.0% Fixed	Repaid on October 1, 2016 (5)
Grand Prairie (f/k/a Golden Years)	1,650,000	-	1,650,000	11.0% Fixed	April 1, 2016 (4)

		$2,394,000	$5,105,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid. We are in discussions with the lenders to restructure the accrued interest into a new note to be amortized through future payments. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings.

(3)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which the agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

(4)	Effective September 23, 2016, the Company exchanged 1,350,000 shares of common stock, at $0.36 per share, for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,458. The transaction was accounted for as a debt extinguishment with a gain on extinguishment of debt in the amount of $1,163,458 recorded in the consolidated statement of operations for the year ended December 31, 2016. During the year ended December 31, 2016, principal in the amount of $100,000 was forgiven resulting in a loss on forgiveness of debt which has been recognized in the consolidated statements of operations.

(5)	The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid. The note was repaid on October 1, 2016.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has complied in some instances in an untimely manner.

Contractual Obligations

As of December 31, 2016, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$29,573,335	$19,264,438	$4,018,549	$6,290,348	$-
Notes and Bonds Payable - Interest	1,862,972	925,368	870,310	67,294	-
Convertible Notes Payable - Principal	3,200,000	3,200,000	-	-	-
Convertible Notes Payable - Interest	156,000	156,000	-	-	-

Total Contractual Obligations	$34,792,307	$23,545,806	$4,888,859	$6,357,642	$-

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our 10% Senior Secured Promissory Notes in the aggregate amount of $725,000 during 2016 and 2017 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Subsequent Events

Senior Note Offering

During the first quarter of 2017, we sold an additional $125,000 in Senior Notes and Warrants to purchase 125,000 shares of common stock, resulting in an aggregate of $725,000 in Senior Notes and Warrants being sold in the offering.

Stock Based Compensation

During the first quarter of 2017, we issued to each of our five (5) Directors an aggregate of 52,632 shares of common stock, valued at $0.57 per share, as their annual compensation for the year 2017.

During the first quarter of 2017, we issued Mr. Baller, our CEO, an aggregate of 174,000 shares of common stock, valued at $0.40 per share, as compensation for his services as CEO for the third and fourth quarter of 2016.

During the first quarter of 2017, we issued to Mr. Rhine, our CFO, an aggregate of 87,000 shares of common stock, valued at $0.40 per share, as compensation for his services as CFO for the fourth quarter of 2016.

In April 2017, we issued Mr. Baller, our CEO, an aggregate of 86,364 shares of common stock, valued at $0.44 per share, for compensation for his services as CEO for the first quarter of 2017, and an additional 29,269 shares of common stock as a bonus for services rendered in connection with the Abbeville transaction described below.

In April 2017, we issued Mr. Rhine, our CFO, an aggregate of 86,364 shares of common stock, valued at $0.44 per share, for compensation for his services as CFO for the first quarter of 2017, and an additional 29,269 shares of common stock as a bonus for services rendered in connection with the Abbeville transaction described below.

Abbeville Health & Rehab

On April 4, 2017, we successfully bid at foreclosure sale to purchase a 101 bed skilled nursing facility located In Abbeville, Georgia. We formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line will be used for renovations on a dollar-for-dollar matching basis. Consummation of the Abbeville purchase will likely occur in the third quarter of 2017.

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of our purchase of the facility, the State of Georgia approved a six month conditional Certificate of Need (“CON”) to allow us to complete renovations and reopen the property. Under ASC 805 and 805.50, management determined that the transaction, once completed, will be accounted for as an acquisition of asset, not an acquisition of business, because it includes business input but not a process or output.

Renewal of Senior Note on Goodwill

In the first quarter of 2017, we renewed our senior loan with First Commercial Bank for an additional three (3) years. The renewed note bears interest at a rate of 5.50% and requires 35 monthly payments of principal and interest in the amount of $27,982 and a final payment of principal and unpaid interest at maturity on March 19, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2016. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

●	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

●	Lack of a formal review process that includes multiple levels of review.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many new ventures. We may not be able to fully remediate the material weakness until we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	43	Director, CEO	2015
Clifford L. Neuman	68	Director	2014
Andrew L. Sink	50	Director, Interim COO(1)	2015
Zvi Rhine	37	Director, CFO	2015
Adam Desmond	46	Director	2017

(1)	Mr. Sink resigned as Interim COO in March 2017.

Lance Baller, age 43, serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. from 1993 to the present (personal holding company), High Speed Mines, LLC and High Speed Aggregate, LLC (gold, sand, rock and gravel mining), RM Investments, LLC (fast food real estate), HSA Bedrock, LLC (landscape material supply) and Baller Family Foundation, Inc. (personal family foundation). He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Chairman. He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company. Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund. He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. He was also a director of Equal Earth, Inc. (2013 to 2014). He has served on numerous boards of directors of both private and public companies, including Index Asset Management, Inc., where he has served on the Board of Trustees since 2014.

Clifford L. Neuman has been engaged as a principal in his own law firms for over 43 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves as Chairman of the Board of Medicine Horse Program, a non-profit equine assisted psychotherapy facility in Boulder, a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

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

Zvi Rhine , age 37, has over 15 years of experience in the securities industry. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. Prior to founding Sabra Capital Partners, he worked at Hilco Trading concentrating on asset-backed investments and sale-leaseback transactions. From 2005 to 2008, he was a Director of Boone Capital, an event-driven hedge fund concentrating on small to mid-cap companies. Mr. Rhine has also worked in various investment capacities for Banc of America Securities and US Bancorp Piper Jaffray. He is a graduate of the University of Illinois.

Adam Desmond, age 46, is the founder and CEO of Needle Rock Capital, an investment banking firm located in Carbondale, Colorado. Prior to founding Needle Rock Capital, Mr. Desmond founded ASG Securities in 1998 that focused exclusively on small/mid-cap banks and thrift markets. In 2004 ASG Securities became FIG Partners LLC which expanded the business from a sales and trading platform to a full-service investment banking firm. Mr. Desmond assembled a team of principals at Fig Partners that raised over $2.5 billion in equity since 2007 and completed more than 95 whole bank transactions throughout the United States, with offices in Chicago, Los Angeles, San Francisco, Dallas, New Jersey and Charlotte, employing over 60 people. Mr. Desmond began his career at the Chicago Mercantile Exchange in the financial quadrant and went on to Raymond James and Associates where he helped develop a high yield fixed income department. Mr. Desmond enjoys supporting and servicing many charitable organizations, including helping fund the building of a school in the Philippines through St. Mary’s Catholic Church in Aspen, Colorado. Mr. Desmond is a graduate of the University of Wisconsin – Madison with a Bachelor of Arts in International Economics and Political Science.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2016, meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent. There were four meetings of the Board during 2016. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2016, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of166,665 shares. Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares. For the year, a total of 201,549 shares were issued under the Plan. The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016. The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017.

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. Andy Sink and Mr. Adam Desmond would be considered “independent” under the NASDAQ rule.

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

The compensation advisory committee did not meet during fiscal 2016. The compensation advisory committee will, when appointed:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Lance Baller, Interim President, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2017.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Lance Baller, Interim President, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Global Healthcare REIT, Inc., at the Company’s principal executive offices located in Greenwood Village, Colorado. Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.

Indemnification and Limitation on Liability of Directors

The Company’s Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Utah law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

The Company’s Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Utah Business Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company’s affairs. The Company has no retirement, pension or profit sharing plans for its officers and Directors.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Mr. Bathgate, former Director, failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Baller failed to file two (2) reports covering four (4) transactions in a timely fashion; Mr. Sink and Mr. Rhine each failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Neuman failed to file two (2) reports covering two (2) transactions in a timely fashion and Mr. Taylor failed to file one (1) report covering one (1) transaction in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.     EXECUTIVE COMPENSATION

Components of Compensation. The CEO and CFO receive exclusively stock based compensation. Each is granted restricted shares of common stock valued at $38,000 at the conclusion of each calendar quarter. We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

The following table and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer (“CEO”), and the Company’s four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company’s last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller, CEO	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000
Zvi Rhine, CFO	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000
Andrew Sink, COO	2016	-0-	-0-	$100,000	-0-	-0-	-0-	-0-	$100,000
Christopher Brogdon, CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christopher Brogdon, CEO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Does not include stock based compensation for services as Directors.

Director Compensation

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

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of 166,665 shares. Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares. For the year, a total of 201,549 shares were issued under the Plan. The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016. The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the “Incentive Plan”). An aggregate of 100,000 shares of the Company’s Common Stock is reserved for issuance under the Incentive Plan. As of December 31, 2016, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

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

For the six months ended June 30, 2016, Messrs. Baller, Rhine and Sink were each granted 250,000 shares of restricted common stock valued at $0.40 per share as stock based compensation for services rendered in their capacities of CEO, CFO and COO, respectively.

For the third and fourth quarter of 2016, Messrs. Baller and Rhine were each granted 87,000 shares of restricted common stock valued at $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2017 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company’s Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent (1)(5)

Common Stock

	Clifford L. Neuman (2) 6800 N. 79 th St., Ste. 200 Niwot, CO 80503	1,176,325	4.61%

	Lance Baller(3) 8480 E. Orchard Rd., Ste. 3600 Greenwood Village, CO 80111	2,064,560	8.09%

	Andrew Sink	438,149	1.72%
	3412 Sherwood Rd.
	Birmingham, AL 35233

	Zvi Rhine(4)	1,361,116	5.33%
	401 E. Ontario St., #2301
	Chicago, Ill. 60611

	Adam Desmond	118,164	0.46%
	PO Box 218
	Crawford, CO 80415

	Doucet Capital, LLC	3,539, 643	13.87%
	2204 Lakeshore Dr., Ste. 304
	Birmingham, AL 35209

	All Officers and Directors as a Group (5 persons)	5,158,314	20.0%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals’ right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 1,126,325 shares owned individually; and 50,000 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)	Includes 811,029 shares owned individually, 317,756 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,275 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 106,500 shares at $0.75 per share owned of record by High Speed Aggregate, Inc., but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 100,000 shares at $0.75 per share owned of record by Ultimate Investments Corp., Inc., as to which Mr. Baller disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 100,000 shares at $0.75 per share owned of record by Baller Family Foundation, Inc. of which Mr. Baller is a control person, but as to which he disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(4)	Includes 555,000 shares owned by Sabra Investments, LP, of which Mr. Rhine is a control person.

(5)	Based on 25,526,418.50 shares issued and outstanding on April 21, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Equity Compensation

During 2016, Messrs. Sink, Bathgate, Neuman, Rhine and Baller were each granted 45,455 shares valued at $0.71 per share of restricted stock awards for services as directors; Messrs. Sink, Rhine and Baller were each granted 250,000 shares of restricted common stock in consideration for services provided as executive officers for the six months ended June 30, 2016; and Mr. Rhine and Mr. Baller were each granted shares of restricted common stock valued at $38,000 ($0.41 per share) for services in their capacities as CFO and CEO, respectively, for each of the third and fourth quarters of 2016. Mr. Neuman was issued 250,000 in August 2016 in satisfaction of $100,000 in accrued billings for services rendered as legal counsel.

Related Party Transactions

Christopher Brogdon was a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company until his resignation on November 20, 2015.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000. On September 16, 2014, the receivable due from a former affiliate was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC. As of December 31, 2015 and 2014, the Company had advances to Christopher Brogdon in the amount of $0 and $53,211. During 2015, the Company determined that advances in the amount of $53,211 were no longer collectible and were recognized as a bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

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

In the fourth quarter of 2016 and the first quarter of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Ultimate Investments, Ltd and the Baller Family Foundation, Inc., each entity controlled by Mr, Baller, each invested $100,000. Zvi Rhine invested $50,000, while his brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In addition, Adam Desmond invested $100,000 in the Offering and his father Robert Desmond invested $150,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by MaloneBailey, LLP, its current registered independent public accounting firm, since their appointment in 2015:

	2016	2015

Audit Fees	$95,500	$75,050
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$95,500	$75,050

The caption “Audit Fees” includes professional services rendered for the audit of the annual consolidated financial statements and the review of the quarterly interim consolidated financial statements.

It is the policy of the Board of Directors, acting as the audit committee, to pre-approve all services to be performed by the independent registered public accounting firm.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-39 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits
	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993

(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.

(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement

(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note

*	21.0	Subsidiaries of the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.
(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.

*	Filed herewith
**	furnished, not filed.

51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Global Healthcare REIT, Inc.

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc. and subsidiaries (collectively, “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Healthcare REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas
April 27, 2017

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Property and Equipment, Net	$36,162,881	$39,741,706
Cash and Cash Equivalents	578,242	71,055
Restricted Cash	580,747	541,835
Notes Receivable - Related Parties, Net of Discount	-	573,428
Prepaid Expenses and Other	221,962	222,031
Total Assets	$37,543,832	$41,150,055

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $660,611 and $700,692, respectively	$31,662,724	$35,815,772
Debt – Related Parties, Net of discount of $75,293 and $0, respectively	374,707
Accounts Payable and Accrued Liabilities	591,446	352,770
Accounts Payable – Related Parties	96,689	44,092
Dividends Payable	7,500	7,562
Derivative Liability	246,451	304,536
Lease Security Deposit	30,000	30,000
Total Liabilities	33,009,517	36,554,732
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 25,027,260 and 22,246,453 Shares Issued and Outstanding at December 31, 2016 and 2015, Respectively	1,251,363	1,112,323
Additional Paid-In Capital	8,707,116	8,978,914
Accumulated Deficit	(6,021,903)	(4,840,289)
Total Global Healthcare REIT, Inc.
Stockholders’ Equity	4,712,576	6,026,948
Noncontrolling Interests	(178,261)	(1,431,625)
Total Equity	4,534,315	4,595,323
Total Liabilities and Equity	$37,543,832	$41,150,055

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2016	December 31, 2015

Revenue
Rental Revenue	$2,859,842	$3,406,737
Expenses
General and Administrative	1,791,421	1,682,734
Property Taxes, Insurance and Other Operating	584,374	152,065
Acquisition Costs	52,325	50,645
Impairment of Goodwill	—	1,750,454
Gain on Sale of Property and Equipment	(980,839)	—
Depreciation	1,470,238	1,115,700
Total Expenses	2,917,519	4,751,598
Income (Loss) from Operations	(57,677)	(1,344,861)
Other (Income) Expense
Gain on Warrant Liability	(58,085)	(638,172)
Gain on Extinguishment of Debt	(1,163,458)	—
Gain on Settlement of Other Liabilities	(96,542)	—
Interest Income	(31,978)	(82,132)
Interest Expense	2,584,860	2,809,272
Total Other (Income) Expense	1,234,797	2,088,968
Equity in Income from Unconsolidated Partnership	—	53,688
Net Loss	(1,292,474)	(3,380,141)
Net Loss Attributable to Noncontrolling Interests	140,860	45,501
Net Loss Attributable to Global Healthcare REIT, Inc.	(1,151,614)	(3,334,640)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders	$(1,181,614)	$(3,364,640)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.05)	$(0.15)
Diluted	$(0.05)	$(0.15)
Weighted Average Common Shares Outstanding:
Basic	23,353,387	21,996,909
Diluted	23,353,387	21,996,909

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock			Retained	Global Healthcare
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2014	200,500	$401,000	375,000	$375,000	21,640,051	$1,082,003	$8,540,520	$212,573	$10,611,096	$(1,389,347)	$9,221,749
Prior Period Adjustment	-	-	-	-	-	-	304,735	(1,247,443)	(942,708)	-	(942,708)
Share Based Compensation – Restricted Stock Awards					251,549	12,578	217,421	-	229,999	-	229,999
Forfeiture of Restricted Stock Award	-	-	-	-	(50,000)	(2,500)	(47,500)	-	(50,000)	-	(50,000)
Exchange of Common Stock for Noncontrolling Interests	-	-	-	-	236,996	11,850	(81,043)	-	(69,193)	69,193	-
Exercise of Common Stock Warrants	-	-	-	-	22,422	1,121	13,452	-	14,573	-	14,573
Cashless Exercise of Common Stock	-	-	-	-	104,901	5,245	(5,245)	-	-	-	-
Common Stock Issued for Compensation	-	-	-	-	16,601	830	13,837	-	14,667	-	14,667
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)		(30,000)
Common Stock Dividends	-	-	-	-	-	-	-	(440,779)	(440,779)	-	(440,779)
Distributions to Noncontrolling Interests	-	-	-	-	-	-	-	-	-	(42,037)	(42,037)
Distributions of Common Stock to Noncontrolling Interests	-	-	-	-	23,933	1,196	22,737	-	23,933	(23,933)	-
Net Loss	-	-	-	-	-	-	-	(3,334,640)	(3,334,640)	(45,501)	(3,380,141)
Balance, December 31, 2015	200,500	401,000	375,000	375,000	22,246,453	1,112,323	8,978,914	(4,840,289)	6,026,948	(1,431,625)	4,595,323

Share Based Compensation – Restricted Stock Awards	-	-	-	-	1,072,275	53,613	483,273	-	536,886	-	536,886
Common Stock Issued for Debt Extinguishment	-	-	-	-	1,350,000	67,500	418,500	-	486,000	-	486,000
Common Stock Issued for Debt Cost	-	-	-	-	35,000	1,750	22,050	-	23,800	-	23,800
Common Stock Issued for Settlement of Accounts Payable – Related Parties	-	-	-	-	250,000	12,500	100,000	-	112,500	-	112,500
Relative Fair Value of Warrants Issued with Notes Payable	-	-	-	-	-	-	102,280	-	102,280	-	102,280
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Common Stock and Cash for Acquisition of Noncontrolling Interests	-	-	-	-	73,532	3,677	(1,397,901)	-	(1,394,224)	1,394,224	-
Net Loss	-	-	-	-	-	-	-	(1,151,614)	(1,151,614)	(140,860)	(1,292,474)
Balance, December 31, 2016	200,500	$401,000	375,000	$375,000	25,027,260	$1,251,363	$8,707,116	$(6,021,903)	$4,712,576	$(178,261)	$4,534,315

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015
Cash Flows from Operating Activities
Net Loss	$(1,292,474)	$(3,380,141)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,470,238	1,115,700
Amortization and Accretion	129,139	237,279
Provision for Bad Debt	150,000	550,651
Increase in Straight Line Rent Receivable	(109,481)	-
Stock Based Compensation	536,886	194,666
Equity in Loss from Unconsolidated Partnership	-	(53,688)
Impairment of Goodwill	-	1,750,454
Gain on Warrant Liability	(58,085)	(638,172)
Premium on Debt	120,250	-
Gain on Extinguishment of Debt	(1,163,458)	-
Forgiveness of Debt	(100,000)	-
Gain on Settlement of Accounts Payable	(84,042)	-
Gain on Sale of Property and Equipment	(980,839)	-
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	765,363	127,920
Lease Security Deposit	-	30,000
Other	109,550	34,476

Net Cash Used in Operating Activities	(506,953)	(30,855)

Cash Flows from Investing Activities
Issuance of Notes Receivable	(150,000)	(150,000)
Collections on Notes Receivable - Related Parties	573,428	574,719
Net Advances from / to Related Parties	-	(80,000)
Change in Restricted Cash	-	205,703
Collection of Deposits for Business Acquisition	-	500,000
Deposits for Business Acquisition	-	(100,000)
Capital Expenditures for Property and Equipment	(313,660)	(598,049)
Proceeds from Sale of Property and Equipment	2,112,970	-

Net Cash Provided by Investing Activities	2,222,738	352,373

Cash Flows from Financing Activities
Proceeds from Debt	150,000	2,566,854
Proceeds from Issuance of Debt – Related Parties	450,000
Payments on Debt	(1,701,416)	(2,937,880)
Change in Restricted Cash	(38,912)	156,619
Deferred Loan Costs Paid	(38,270)	(78,972)
Exercise of Common Stock Warrants	-	14,573
Dividends Paid on Preferred Stock	(30,000)	(22,438)
Dividends Paid on Common Stock	-	(440,779)
Distributions to Noncontrolling Interest	-	(42,037)

Net Cash Used in Financing Activities	(1,208,598)	(784,060)

Net Increase (Decrease) in Cash and Cash Equivalents	507,187	(462,542)

Cash and Cash Equivalents, Beginning of Year	71,055	533,597

Cash and Cash Equivalents, End of Year	$578,242	$71,055

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest, Net of Capitalized Interest of $0 and $105,667, Respectively	$2,040,458	$2,509,679
Cash Paid for Income Taxes	$-	$-

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of December 31, 2016, the Company owned eight healthcare properties which are leased to third-party operators under triple-net operating terms.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2016	2015

Funds held in escrow related to construction projects	$-	$7

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	580,747	541,828

	$580,747	$541,835

For the years ended December 31, 2016 and 2015, the change in restricted cash related to construction projects in the amounts of $0 and $205,703, respectively, has been presented in cash flows from investing activities. The change in restricted cash related to debt service of $(38,912) and $156,619 for the years ended December 31, 2016 and 2015, respectively, has been presented in cash flows from financing activities.

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2016 and 2015 were $689,459 and $291,845, respectively. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Any subsequent betterments and improvements are stated at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and tenant improvements are depreciated over the remaining term of the lease. Useful lives of the assets are summarized as follows:

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2016 and 2015, deferred loan costs paid totaled $38,270 and $78,972, respectively. Amortization expense for the years ended December 31, 2016 and 2015 totaled $118,483 and $241,358, respectively. Accumulated amortization totaled $264,449 and $273,714 as of December 31, 2016 and 2015, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of a Company’s purchase price over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred. Management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of the Company is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test is not required. (See Note 7: “Goodwill”)

Warrant Liability

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $216,511 and $107,032 as of December 31, 2016 and 2015, respectively. Adjustments to reflect rental income on a straight-line basis totaled $109,481 and $0 for the years ended December 31, 2016 and 2015, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2016 and 2015, there were no deferred lease incentives recorded. Amortization of deferred lease incentives totaled $0 and $10,000 for the years ended December 31, 2016 and 2015, respectively.

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

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted loss per share as of December 31:

	2016	2015

Weighted Average Number of Common Shares Used in Basic Loss Per Share	23,353,387	21,996,909

Effect of Dilutive Securities:
Common Stock Warrants	-	-
Convertible Preferred Stock	-	-

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Diluted Loss Per Share	23,353,387	21,996,909

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard effective December 31, 2016 and has included going concern disclosures in Note 2.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Debt, Net for all periods presented. Unamortized deferred loan costs, which were previously included in Prepaid Expenses and Other, totaling $570,275 and $626,688 are included in Debt, Net as of December 31, 2016 and 2015, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company beginning on January 1, 2018. ASU 2016-18 must be applied using a retrospective transition method with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2016, the Company incurred a net loss of $1,292,474, reported net cash used in operations of $506,953 and has an accumulated deficit of $6,021,903. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

The Company recorded this investment using the equity method since the Company had the ability to exercise significant influence, but not control, over Limestone LLC. Under the equity method, the Company recorded the initial investment at cost and adjusted the carrying amount to reflect the Company’s share of earnings and losses of Limestone LLC. For the years ended December 31, 2016 and 2015, the Company’s share of income was $0 and $53,688, respectively. As of December 31, 2016 and 2015, the Company’s carrying amount under the equity method was $0.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2016 and 2015 are as follows:

	2016	2015

Land	$1,577,500	$1,611,000
Land Improvements	200,000	200,000
Buildings and Improvements	33,461,661	35,610,444
Furniture, Fixtures and Equipment	1,125,507	1,051,473
Construction in Progress	3,115,154	3,300,300

	39,479,822	41,773,217
Less Accumulated Depreciation	(3,316,941)	(2,031,511)

	$36,162,881	$39,741,706

Capitalized Interest	$-	$105,867

Depreciation Expense	$1,470,238	$1,115,700

Cash Paid for Capital Expenditures	$313,660	$598,049

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

The Company did not acquire any properties during the year ended December 31, 2016 and December 31, 2015. For the years ended December 31, 2016 and 2015, the Company paid deposits related to potential acquisitions of $0 and $100,000, respectively. During 2015, $500,000 on deposit was refunded back to the Company. As of December 31, 2016 and 2015, deposits held by others related to acquisitions totaled $0 and $100,000, respectively.

5. NOTES RECEIVABLE

Note Receivable – Receiver for Healthcare Management of Oklahoma, LLC

On May 10, 2016, the Company obtained a Court Order appointing a receiver to control and operate the skilled nursing facility in Southern Hills, Tulsa. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the receiver resulted in our engaging a turnaround effort to restore viable operations at the facility. The Court ordered the Company to provide the receiver a revolving line of credit not to exceed $250,000 of which the Company advanced $150,000 during 2016. The receiver is to repay the revolving line of credit from the operation or sale of the facility or other sources. The Company has determined the note as no longer being collectible based on the ability to repay and has recorded bad debt expense of $150,000 in the consolidated statements of operations for the year ended December 31, 2016.

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

6. NOTES RECEIVABLE - RELATED PARTIES

Notes Receivable - Related Parties consists of the following as of December 31:

	2016	2015

Note Receivable - Gemini Gaming, LLC	$-	$573,428

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

On the acquisition date, the fair value of the note receivable was estimated by discounting the expected cash flows at a rate of 10.0%, a rate at which management believes a similar loan with similar terms and maturity would be made. As a result, the note receivable was discounted by $362,225 to its fair value of $600,148. The discount is accreted into earnings using the interest method over the term of the note. For the years ended December 31, 2016 and 2015, $0 and $16,691, respectively, has been accreted into earnings.

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

As a result of the transactions above, the Company recognized cash flows from collections on notes receivable – related parties of $573,428 and $574,719 during 2016 and 2015, respectively.

7. GOODWILL

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

The following table details the changes in the carrying amount of goodwill for the years ended December 31:

	2016	2015

Beginning Balance	$-	$1,750,454
Impairment	-	(1,750,454)

Ending Balance	$-	$-

8. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2016 and 2015:

	2016	2015

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	150,000	-
Senior Secured Promissory Notes – Related Parties	450,000	-
Fixed-Rate Mortgage Loans	14,666,206	14,461,421
Variable-Rate Mortgage Loans	6,273,129	8,050,043
Bonds Payable	5,640,000	5,700,000
Other Debt	2,394,000	5,105,000

	32,773,335	36,516,464

Unamortized Discount and Debt Issuance Costs	(735,904)	(700,692)

	$32,037,431	$35,815,772

As presented in the Consolidated Balance Sheets:

Debt, Net	$31,662,724	$35,815,772
Debt – Related Parties, Net	374,707	-

	$32,037,431	$35,815,772

Convertible Notes Payable

6.5% Notes Due September, 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share, which exceeded fair value of the common stock at the time of issuance. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of December 31, 2016 and 2015, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Senior Secured Promissory Notes

From November through December 2016, the Company commenced a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,000,000, on a best efforts basis. As of December 31, 2016, $600,000 of the notes have been issued of which $450,000 were issued to directors of the Company or entities or persons related to these directors. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on January 13, 2018. The notes are secured by all assets of the Company not serving as collateral for other notes.

The notes were issued with warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following weighted average assumptions: stock price on date of measurement - $0.44, expected volatility – 139.1%, contractual term – 1 year, risk free interest rate – 0.87%, and expected dividend yield – 0.00%. The total value of the warrants on the issue date was estimated to be $102,280 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the note was $95,873 as of December 31, 2016 with $6,407 recorded as amortization expense during 2016.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated
	Face	December 31,		Interest	Maturity
Property	Amount	2016	2015	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,742,706	$3,849,678	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,520,816	4,577,047	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	80,193	-	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,476,109	2,562,765	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,268,096	2,249,772	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,578,286	1,222,159	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,655,123	1,686,506	Prime Plus 0.50%/ 6.00% Floor	September 26, 2017
Providence of Greene Point Healthcare Center	1,725,000	-	1,692,000	Prime Plus 0.50%/ 6.00% Floor	Repaid on June 20, 2016
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,671,537	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$20,939,335	$22,511,464

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.
(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Golden Years Manor Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2016, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.
(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default..

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $565,000 in  Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs totaled $23,558 in 2016 and $28,190 in 2015. Amortization expense related to the original issue discount totaled $4,248 in 2016 and $2,612 in 2015. The loan agreement includes certain financial covenants required to be maintained by the Company, which were in not in compliance as of December 31, 2016. As of December 31, 2016 and 2015, restricted cash of $580,747 and $541,835, respectively are related to the bonds.

Other Debt

Other debt due at December 31, 2016 and 2015 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at December 31,		Stated Interest	Maturity
Property	Amount	2016	2015	Rate	Date

Goodwill Nursing Home	2,180,000	$1,344,000	$1,280,000	17.0% (1) Fixed	June 30, 2017 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017 (3)
Providence of Greene Point Healthcare Center	1,150,000	-	1,125,000	10.0% Fixed	Repaid on October 1, 2016 (5)
Golden Years Manor Nursing Home	1,650,000	-	1,650,000	11.0% Fixed	April 1, 2016 (4)

		$2,394,000	$5,105,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid. We are in discussions with the lenders to restructure the accrued interest into a new note to be amortized through future payments. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings. The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note are entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. The Company is negotiating with these investors to purchase their residual equity interests in exchange for shares of common stock. There can be no assurance that these negotiations will be successful.

(3)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which the agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

(4)	Effective September 23, 2016, the Company exchanged 1,350,000 shares of common stock, at $0.36 per share, for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,458. The transaction was accounted for as a debt extinguishment with a gain on extinguishment of debt in the amount of $1,163,458 recorded in the consolidated statement of operations for the year ended December 31, 2016. During the year ended December 31, 2016, principal in the amount of $100,000 was forgiven resulting in a gain on forgiveness of debt which has been recognized in the consolidated statements of operations.

(5)	The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid. The note was repaid on October 1, 2016.

For the years ended December 31, 2016 and 2015, the Company received proceeds from the issuance of debt of $600,000 and $2,566,854, respectively. Cash payments on debt totaled $1,701,416 and $2,937,880 for the years ended December 31, 2016 and 2015, respectively.

Future maturities of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years

2017	$22,464,438
2018	3,837,549
2019	181,000
2020	6,290,348
2021	-
2022 and after	-

$32,773,335

9. STOCKHOLDERS’ EQUITY

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

As of December 31, 2016 and 2015, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2016 and 2015, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2016 and 2015, the Company declared $30,000 in preferred dividends. $7,562 were declared on December 31, 2015 and paid in 2016. $7,500 were declared on December 31, 2016 and paid in 2017.

Common Stock

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

During 2016, the Company issued 35,000 shares of common stock with a fair value of $23,800 as payment to a placement agent that solicited investors who agreed to restructure their subordinated debt.

For the years ended December 31, 2016 and 2015, the Company paid dividends on common stock of $0 and $440,779, respectively.

As described in Note 8, on September 23, 2016, the Company issued 1,350,000 shares of common stock, priced at $0.36 per share, in exchange for an unsecured note payable in the principal amount of $1,550,000 and unpaid interest of $99,458.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2016	2015

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	1,072,275	251,549
Vested	(1,072,275)	(201,549)
Cancelled / Forfeited	-	(50,000)

Outstanding Non-Vested Restricted Stock Units, Ending	-	-

In connection with director restricted stock grants, the Company recognized stock-based compensation of $536,886 and $179,999 for the years ended December 31, 2016 and 2015, respectively.

Common Stock Warrants

As of December 31, 2016 and 2015, the Company had 1,821,736 and 2,921,736, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.79 and $0.76, respectively. Activity for the years ended December 31, 2016 and 2015 related to common stock warrants follows:

	2016		2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	2,921,736	$0.76	3,541,731	$0.74
Issued	600,000	0.75	-	-
Exercised	-	-	(22,242)	0.65
Cashless Exercise	-	-	(498,290)	0.75
Expired	(1,700,000)	0.75	(99,463)	0.50

Ending Balance	1,821,736	$0.79	2,921,736	$0.76

In 2015, the 22,242 warrants exercised included a cash component of $14,573. For the cashless exercise of warrants, the Company issued 104,901 shares of common stock. The total intrinsic value of common stock warrants exercised during the year ended December 31, 2015 was $5,829.

Noncontrolling Interests

For the years ended December 31, 2016 and 2015, 73,532 and 236,996  , respectively, shares of the Company’s common stock were issued to acquire noncontrolling interests. Valuation of the common stock was at various prices based upon agreements with the holders of the noncontrolling interests.

For the years ended December 31, 2016 and 2015, the Company paid cash distributions to noncontrolling interests of $0 and $42,037, respectively.

In lieu of cash distributions, the Company distributed shares of the Company’s common stock to noncontrolling interests during 2015. For 2015, 23,933 shares were distributed at a value of $1 per share. There were no such distributions during 2016.

10. RELATED PARTIES

Christopher Brogdon was a member of the Company’s board of directors and also the Chief Executive Officer and President of the Company through his resignation on November 20, 2015.

Prior to June 30, 2013, the Company acquired an unsecured, interest free receivable due from Christopher Brogdon totaling $500,000. On September 16, 2014, the receivable due from a former affiliate was exchanged for a 62.5% membership interest in Edwards Redeemer Property Holding, LLC. As of December 31, 2016 and 2015, the Company had no advances outstanding to Christopher Brogdon. During 2015, the Company determined that advances in the amount of $53,211 were no longer collectible and were recognized as a bad debt expense on the Consolidated Statements of Operations for the year ended December 31, 2015.

For the years ended December 31, 2015, the Company made advances to certain companies affiliated with Christopher Brogdon in the amount of $80,000. During 2015, the Company determined that certain advances to companies affiliated with Christopher Brogdon were no longer collectible based on their ability to repay. Accordingly, the Company recorded $380,000 as a bad debt expense on the Consolidated Statements of Operations for the years ended December 31, 2015. As of December 31 2016 and 2015, the Company had no advances to related parties outstanding.

Christopher Brogdon was the managing member of GWH Investors, LLC, Redeemer Investors, LLC, Providence HR Investors, LLC, 1321 Investors, LLC, GLN Investors, LLC and Dodge Investors, LLC. As described in Note 7, the Company has or had notes payable to these entities. Effective November 20, 2015, a former affiliate resigned all positions which he held with entities affiliated with the Company, and Clifford Neuman, a Director and Secretary, was substituted as managing member of those affiliates.

Clifford Neuman is a manager and member of Gemini Gaming, LLC. As described in Note 6, the Company had a note receivable from Gemini Gaming, LLC at December 31, 2015. Mr. Neuman provides office space for the Company’s Controller at no charge. For the years ended December 31, 2016, Mr. Neuman was issued 250,000 shares of common stock with a fair value of $112,500 in satisfaction of $100,000 of accrued and unpaid legal fees.  A loss of $12,500 was recognized from the settlement of accounts payable due to related parties. For the years ended December 31, 2016 and 2015, the Company owed Mr. Neuman for legal services rendered $96,689 and $44,092, respectively

The Company transitioned the bookkeeping and property management for the Company to Colliers International until Feb 1, 2017. Colliers International was paid $700 per month per property for this service. Andy Sink, director and the interim Chief Operating Officer of the Company through his resignation on March 14, 2017, is a partner of Colliers International.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $400 per month.

In the fourth quarter of 2016 and the first quarter of 2017 , the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Ultimate Investments, Ltd and the Baller Family Foundation, Inc., each entity controlled by Mr, Baller, each invested $100,000. Zvi Rhine invested $50,000, while is brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In addition, Adam Desmond invested $100,000 in the Offering and his father Robert Desmond invested $150,000.

During 2016, Zvi Rhine was issued 95,000 shares of common stock for services provided valued at $38,000.

During 2016, the directors of the Company were granted a total of 977,275 shares of restricted common stock.

11. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia (2)	$49,000	June 30, 2017	Term may be extended for one additional five-year term.
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2), (3)	$16,667	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (2)	$45,900	December 31, 2017	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview	$33,695	October 31, 2024	Term may be extended for one additional five-year term.
Golden Years (2) (4)	$-	-	-
Southern Hills SNF (5)	$37,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (6)	-		None
Southern Hills ILF (7)	-	-	-

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has verbally represented that he intends to assume the leases of Middle Georgia and Edwards Redeemer under modified lease terms and has rejected the lease covering Goodwill. If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.
(3)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility began generating rental revenue in February 2017. In the first year, base rent is $16,667 per month, plus $2,000 per month for every ten occupied beds. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The lease will not become effective until and unless the State of Georgia approves the issuance of all licenses, permits and other regulatory approvals necessary to recertify and reopen the facility. The former lease has been terminated. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The lease became effective on February 1, 2017 with the lease operator having obtained all regulatory approvals, completed renovations and began admitting patients.
(4)

Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period, the definition of which is currently under negotiation with the tenant. During the straddle period, the Company has agreed to make working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. If at the end of the straddle period, the operator has not reimbursed the full amount of advances to the Company, the Company or operator have the right to terminate the lease agreement. As of December 31, 2016, $230,000  has been advanced to the operator by the Company--$150,000 required by the lease for capital improvements booked to tenant improvements that is not reimbursable, and $80,000 to cover tenant’s cash flow deficits during the straddle period. If the lease term commences, the Company will receive monthly base rents beginning at $35,000 which is subject to increases based on census levels.

(5)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility.
(6)	The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction.
(7)	The Southern Hills ILF requires renovation and is not subject to an operating lease.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses. We have been required to cover those expenses at Goodwill since the facility was closed by regulators in January 2016 and at Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia and Edwards Redeemer (due to pending bankruptcy of operator), and Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating) , as well as Southern Tulsa SNF and GL Nursing):

Years

2017	$1,629,333
2018	1,843,407
2019	1,913,484
2020	1,969,654
2021	2,014,885
2022 and Thereafter	9,134,036

$18,504,799

12. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 1998 through 2016 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31:

	2016	2015

Statutory Federal Income Tax Rate	34%	34%
Warrant Liability	34	-
Effect of Valuation Allowance on Deferred Tax Assets	(34)	(34)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31 are as follows:

	2016	2015
Deferred Tax Assets:
Net Operating Loss Carryforwards	$3,704,378	$3,615,115
Capital Loss Carryforward	-	99,137
Discount on Note Receivable	-	109,976
Goodwill Impairment	595,154	595,154
Stock Based Compensation	182,541	-
Acquisition Costs	117,044	126,669
Other	135,792	-

	4,734,909	4,546,051
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(237,967)	(229,098)
Other	(37,223)	-

	(1,295,190)	(1,249,098)

Valuation Allowance	(3,439,719)	(3,296,953)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2016 and 2015 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $10,895,000 prior to the expiration of the net operating loss carryforwards beginning in 2018. Taxable income for the year ended December 31, 2016 approximated $263,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2016.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2016, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability – December 31, 2016	$246,451	-	-	$246,451

Warrant Liability – December 31, 2015	$304,536	-	-	$304,536

Because these warrants have full reset adjustments tied to future issuance of equity securities by the Company, it is subject to derivative liability treatment under ASC 815-40-15.

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

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the years ended December 31:

	2016	2015

Beginning Balance	$304,536	$1,247,443

Change in Fair Value of Warrant Liability	(58,085)	(638,172)
Exercise of Warrants	-	(304,735)

Ending Balance	$246,451	$304,536

The significant assumptions used in the Black-Scholes option pricing model as of December 31, 2016 and 2015 include the following:

	2016	2015

Volatility	105.3% - 124.9%	95.3% - 152.8%
Risk-free Interest Rate	0.44% - 1.47%	0.65% - 1.31%
Exercise Price	$0.50 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.57	$0.68
Expected Life	0.1 – 2.7 years	1.1 – 3.7 years

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31 follows:

	2016	2015

Acquisition of membership interests in exchange of common stock and cash	$1,394,224	$69,193
Common stock issued for debt cost	23,800	-
Common stock issued for debt and accrued interest	486,000	-
Common stock issued for settlement of accounts payable with related party	112,500	-
Cashless exercise of warrants to acquire common stock	-	5,245
Relative fair value of warrants issued with senior secured promissory notes	102,280	-
Distribution of common stock to noncontrolling interests	-	23,933
Dividends declared on Series D preferred stock	30,000	7,562
Additions to fixed assets financed with debt	396,915	-
Payment of mortgage debt through sale of property	1,683,200	-
Prior period adjustment	-	1,247,443
Warrant exercise	-	304,735
Payment of accrued interest through entrance of debt	$80,193	-

15. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are or were involved in the following litigation:

We were a party to a civil action captioned Summers v. West Paces Ferry Healthcare REIT, Inc., Southern Tulsa, LLC and SC CCRC, LLC, No. CJ-2015-3048 in the District Court in and for Tulsa County, Oklahoma (the “Action”). The Action involved a personal injury claim brought by the heirs of a former resident of the Skilled Nursing Facility in Tulsa, Oklahoma owned by a subsidiary of the Company. This case has been dismissed.

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

This was a personal injury lawsuit brought by the heirs of a former resident of the Southern Tulsa SNF. Our affiliates were named as defendants due to their ownership of the property. This case has been dismissed.

Gregory D. Hughes, Esq. v. Janis M Tilford, et. al., Superior Court of Cobb County, Georgia, Civil Action File No. 16-1-2391-49.

This civil action arises from the termination of the Stock Purchase Agreement entered into by the Company’s subsidiary TNH Acquisition, LLC to acquire the skilled nursing facility in Ridgeway, South Carolina. The dispute is over the disposition of our $100,000 earnest money deposit which the escrow agent has interpleaded into the Court. This matter was settled in 2016.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity; and as a result we believe the likelihood of a material adverse result is remote.

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The Company has accrued $25,000 as a probable loss for this matter in the 2016 consolidated financial statements based on informal negotiations to date. The plaintiff has verbally agreed to settle the matter for $25,000 and is reviewing a formal Settlement Agreement which we have provided.

16. MISCELLANEOUS NOTES

Gain on Settlement of Accounts Payable

During the fourth quarter of 2017, the Company agreed to settlements of outstanding accounts payable with two vendors. One vendor settled a balance resulting in a gain of $48,125.53. Another vendor settled a balance resulting in a gain of $48,416.64. In total, this resulted in a gain of $96,542.17.

17. SUBSEQUENT EVENTS

Senior Note Offering

During the first quarter of 2017, we sold an additional $125,000 in Senior Notes and Warrants to purchase 125,000 shares of common stock, resulting in an aggregate of $725,000 in Senior Notes and Warrants being sold in the offering.

Stock Based Compensation

During the first quarter of 2017, we issued to each of our five (5) Directors an aggregate of 52,632 shares of common stock, valued at $0.57 per share, as their annual compensation for the year 2017.

During the first quarter of 2017, we issued to Mr. Baller, our CEO, an aggregate of 174,000 shares of common stock, valued at $0.40 per share, as compensation for his services as CEO for the third and fourth quarters of 2016.

During the first quarter of 2017, we issued to Mr. Rhine, our CFO, an aggregate of 87,000 shares of common stock, valued at $0.40 per share, as compensation for his services as CEO for the fourth quarter of 2016.

In April 2017, we issued Mr. Baller, our CEO, an aggregate of 86,364 shares of common stock, valued at $0.44 per share, for compensation for his services as CEO for the first quarter of 2017, and an additional 29,269 shares of common stock as a bonus for services rendered in connection with the Abbeville transaction described below.

In April 2017, we issued Mr. Rhine, our CFO, an aggregate of 86,364 shares of common stock, valued at $0.44 per share, for compensation for his services as CFO for the first quarter of 2017, and an additional 29,269 shares of common stock as a bonus for services rendered in connection with the Abbeville transaction described below.

Abbeville Health & Rehab

On April 4, 2017, we successfully bid at foreclosure sale to purchase a 101 bed skilled nursing facility located In Abbeville, Georgia. The transaction has not yet closed and the company does not yet legally own the facility. We formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line will be used for renovations on a dollar-for-dollar matching basis.

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of our purchase of the facility, the State of Georgia approved a six month conditional Certificate of Need (“CON”) to allow us to complete renovations and reopen the property. Under ASC 805 and 805.50, management determined that the transaction, when completed, will be accounted for as an acquisition of asset, not an acquisition of business, because it includes business input but not a process or output.

Renewal of Senior Note on Goodwill

During the first quarter of 2017, we entered into a renewal of the senior secured loan on Goodwill held by First Commercial Bank for an additional three years. The renewed note bears interest at a rate of 5.50% and requires 35 monthly payments of principal and interest in the amount of $27,982 and a final payment of principal and unpaid interest at maturity on March 19, 2020.

GLOBAL HEALTHCARE REIT, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2016

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation

Middle Georgia Nursing Home	$3,742,706	$50,000	$4,830,100	$-	$-	$50,000	$4,830,100	$4,880,100	$874,500
Warrenton Health and Rehabilitation	2,476,109	110,000	3,390,000	-	-	110,000	3,390,000	3,500,000	352,407
Southern Hills Retirement Center	7,148,530	710,000	4,290,000	-	3,874,910	710,000	8,164,910	8,874,910	288,657
Goodwill Nursing Home	5,945,009	180,000	6,146,651	-	-	180,000	6,146,651	6,326,651	587,155
Edwards Redeemer Health & Rehab	2,268,096	200,000	2,844,148	-	-	200,000	2,844,148	3,044,148	228,407
Providence of Sparta Nursing Home	2,705,123	190,000	2,695,473	-	-	190,000	2,695,473	2,885,473	215,465
Meadowview Healthcare Center	3,200,000	77,500	2,922,500	-	-	77,500	2,922,500	3,000,000	239,089
Golden Years Manor Nursing Home	4,618,006	60,000	6,758,540	-	150,000	60,000	6,908,540	6,968,540	531,261
Total	$32,103,579	$1,577,500	$33,877,412	$-	$4,024,910	$1,577,500	$37,902,322	$39,479,822	$3,316,941

(1) Buildings and Improvements includes Land Improvements, Buildings and Improvements and Furniture, Fixtures, and Equipment which are depreciated over 15, 30, and 10 years, respectively.

(2) Reconciliation of Real Estate and Accumulated Depreciation:

	Cost	Accumulated Depreciation

Balance at December 31, 2014	$41,175,168	$915,811
Additions	598,049	-
Depreciation Expense	-	1,115,700

Balance at December 31, 2015	41,773,217	2,031,511
Additions	710,574	-
Sale of Property	(3,003,969)	(184,808)
Depreciation Expense	-	1,470,238

Balance at December 31, 2016	$39,479,822	$3,316,941

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: April 27, 2017	By:	/s/ Lance Baller
Lance Baller
Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lane Baller
Lane Baller	Interim CEO, Director	April 27, 2017

/s/ Adam Desmond	(Principal Executive Officer)
Adam Desmond	Director	April 27, 2017

/s/ Zvi Rhine
Zvi Rhine	Director, CFO (Principal Financial and Accounting )	April 27, 2017
Officer
/s/ Clifford L. Neuman
Clifford L. Neuman	Director	April 27, 2017

/s/ Andrew Sink
Andrew Sink	Director	April 27, 2017

53