Form 10-Q
period 2017-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2017-06-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from_______ to _______

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

As of June 13, 2017, the Registrant had 25,782,686 shares of its Common Stock outstanding.

INDEX

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS
Property and Equipment, Net	$35,872,733	$36,162,881
Cash and Cash Equivalents	434,175	578,242
Restricted Cash	540,155	580,747
Accounts Receivable, Net	178,636	—
Investments in Debt Decurities	41,308	—
Prepaid Expenses and Other	297,690	221,962
Total Assets	$37,364,697	$37,543,832

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $600,874 and $660,611, respectively	$31,544,137	$31,662,724
Debt – Related Parties, Net of discount of $70,235 and $75,293, respectively	504,765	374,707
Accounts Payable and Accrued Liabilities	591,002	591,446
Accounts Payable – Related Parties	69,909	96,689
Dividends Payable	7,500	7,500
Derivative Liability	150,635	246,451
Lease Security Deposit	280,000	30,000
Total Liabilities	33,147,948	33,009,517
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 25,551,420 and 25,027,260 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016, Respectively	1,277,571	1,251,363
Additional Paid-In Capital	8,954,813	8,707,116
Accumulated Deficit	(6,591,324)	(6,021,903)
Total Global Healthcare REIT, Inc.
Stockholders’ Equity	4,417,060	4,712,576
Noncontrolling Interests	(200,311)	(178,261)
Total Equity	4,216,749	4,534,315
Total Liabilities and Equity	$37,364,697	$37,543,832

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenue
Rental Revenue	$783,817	$721,256
Expenses
General and Administrative	365,527	482,008
Property Taxes, Insurance and Other Operating	211,098	77,811
Depreciation	294,638	582,267
Total Expenses	871,263	1,142,086
Income (Loss) from Operations	(87,446)	(420,830)
Other (Income) Expense
(Gain) Loss on Warrant Liability	(95,816)	4,996
Gain on Settlement of Other Liabilities	(32,073)	—
Interest Income	—	(32,149)
Interest Expense	624,414	721,595
Total Other (Income) Expense	496,525	694,442
Equity in Income from Unconsolidated Partnership	—	—
Net Loss	(583,971)	(1,115,272)
Net Loss Attributable to Noncontrolling Interests	22,050	39,929
Net Loss Attributable to Global Healthcare REIT, Inc.	(561,921)	(1,075,343)
Series D Preferred Dividends	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$(569,421)	$(1,082,843)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
Weighted Average Common Shares Outstanding:
Basic	25,287,721	22,529,899
Diluted	25,287,721	22,529,899

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Global Healthcare REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2016	200,500	$401,000	375,000	$375,000	25,027,260	$1,251,363	$8,707,116	$(6,021,903)	$4,712,576	$(178,261)	$4,534,315
Share Based Compensation – Restricted Stock Awards	-	-	-	-	524,160	26,208	230,803	-	257,011	-	257,011
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Relative Fair Value of Warrants Issued with Notes Payable	-	-	-	-	-	-	16,894	-	16,894	-	16,894
Net Loss	-	-	-	-	-	-	-	(561,921)	(561,921)	(22,050)	(583,971)
Balance, March 31, 2017	200,500	$401,000	375,000	$375,000	25,551,420	$1,277,571	$8,954,813	$(6,591,324)	$4,417,060	$(200,311)	$4,216,749

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(583,971)	$(1,115,272)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	294,638	582,267
Amortization and Accretion	57,888	38,493
Increase in Straight Line Rent Receivable	(71,057)	(8,099)
Stock Based Compensation	150,001	150,000
Gain on Settlement of Accounts Payable	(32,073)	-
(Gain) Loss on Warrant Liability	(95,816)	4,996
Premium on Debt	-	120,250
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(178,636)	(35,000)
Accounts Payable and Accrued Liabilities	111,858	114,352
Lease Security Deposits	250,000	9,000
Prepaid Expenses and Other	(4,671)	13,050
Net Cash Provided by (Used in) Operating Activities	(101,839)	(125,963)

Cash Flows From Investing Activities:
Collections on Notes Receivable - Related Parties	-	573,428
Purchase of Investments in Debt Securities	(41,308)	-
Net Cash Provided by (Used in) Investing Activities	(41,308)	573,428

Cash Flows From Financing Activities:
Proceeds from Debt	125,000	-
Payments on Debt	(159,012)	(217,969)
Change in Restricted Cash	40,592	(12,500)
Dividends Paid on Preferred Stock	(7,500)	(7,500)
Net Cash Provided by (Used in) Financing Activities	(920)	(237,969)

Net increase (decrease) in cash	(144,067)	209,496
Cash at beginning of the year	578,242	71,055
Cash at end of the year	$434,175	$280,551

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$499,182	$523,155
Cash Paid for Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for settlement of accrued compensation	$107,010	$-
Dividends declared on Series D preferred stock	$7,500	$7,500
Relative fair value of warrants issued with senior secured promissory notes	$16,894	$-
Acquisition of membership interests in exchange of common stock and cash	$-	$66,497
Additions to fixed assets financed with debt	$4,489	$-
Common stock issued for debt cost	$-	$23,800

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of March 31, 2017, the Company owned eight healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the three months ended March 31, 2017, the Company incurred a net loss of $583,971, reported net cash used in operations of $101,839 and has an accumulated deficit of $6,591,324. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Land	$1,577,500	$1,577,500
Land Improvements	200,000	200,000
Buildings and Improvements	33,461,661	33,461,661
Furniture, Fixtures and Equipment	1,125,507	1,125,507
Construction in Progress	3,119,643	3,115,154

	39,484,311	39,479,822
Less Accumulated Depreciation	(3,611,578)	(3,316,941)

	$35,872,733	$36,162,881

	For the Three Months Ended March 31,
	2017	2016
Depreciation Expense	$294,638	$582,267

4. INVESTMENTS IN DEBT SECURITIES

At March 31, 2017 and December 31, 2016, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2017	December 31, 2016
States and Municipalities	$41,308	$-

Contractual maturities of held-to-maturity securities at March 31, 2017 are as follows:

Net Carrying
Amount

Due in One Year or Less	$62,000

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties

5. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	150,000	150,000
Senior Secured Promissory Notes - Related Parties	575,000	450,000
Fixed-Rate Mortgage Loans	14,561,131	14,666,206
Variable-Rate Mortgage Loans	6,259,880	6,273,129
Bonds Payable	5,580,000	5,640,000
Other Debt	2,394,000	2,394,000
	32,720,011	32,773,335
Premium, Unamortized Discount and Debt Issuance Costs	(671,109)	(735,904)
	$32,048,902	$32,037,431

As presented in the Consolidated Balance Sheets:

Debt, Net	$31,544,137	$31,662,724

Debt - Related Parties, Net	$504,765	$374,707

	$32,048,902	$32,037,431

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of March 31, 2017, none of the Notes have been converted into common stock.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Senior Secured Promissory Notes

From November through December 2016, the Company commenced a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,000,000, on a best efforts basis. As of December 31, 2016, $600,000 of the notes have been issued of which $450,000 were issued by the directors of the Company or entities or persons related to these directors. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on January 13, 2018. The notes are secured by all assets of the Company not serving as collateral for other notes. In January 2017, additional $125,000 were sold and issued to related parties.

In 2016, the notes were issued with warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. In 2017, additional 125,000 warrants were issued. The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following weighted average assumptions:

	March 31, 2017	December 31, 2016
Volatility	119% - 133.2%	131.3% - 133.2%
Risk-free Interest Rate	0.81% - 0.92%	0.81% - 0.92%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.39 - $0.44	$0.39 - $0.44
Expected Life	1 – 1.1 years	1.1 years

The total value of the 2016 warrants on the issue date was estimated to be $102,280 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the note was $72,792 and $95,873 as of March 31, 2017 and December 31, 2016 with $23,081 recorded as amortization expense during 2017.

The total value of the 2017 warrants on the issue date was estimated to be $16,894 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the note was $13,294 as of March 31, 2017 with $3,600 recorded as amortization expense during 2017.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated Interest	Maturity
Property	Face Amount	March 31, 2017	December 31, 2016	Rate	Date
Middle Georgia Nursing Home (1)	$4,200,000	$3,708,939	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,520,816	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	67,108	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,445,409	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,251,274	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,567,585	1,578,286	4.75% Fixed	November 10, 2017
				Prime Plus 0.50%/
Providence of Sparta Nursing Home	1,725,000	1,641,874	1,655,123	6.00% Floor	September 26, 2017
Golden Years Manor Nursing Home (2)				Prime Plus 1.50%/
	5,000,000	4,618,006	4,618,006	5.75% Floor	August 3, 2037
		$20,821,011	$20,939,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $505,000 in Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $483,606 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $4,704 and $761 for the three months March 31, 2017 and $14,043 and $653 for the three months ended March 31, 2016. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not compliance as of March 31, 2017. As part of the loan terms, a $60,000 principal reduction was paid on the bonds during the quarter. As of March 31, 2017, restricted cash of $540,155 is related to these bonds.

Other Debt

Other debt at March 31, 2017 and December 31, 2016 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2017	December 31, 2016	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,344,000	$1,344,000	17.0% (1) Fixed	June 30, 2017 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017 (3)(4)
		$2,394,000	$2,394,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt had been accruing interest at the default rate but not currently being paid. In May 2017, we entered into an Allonge and Modification described in Note 2 below. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.

(4)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

For the three months ended March 31, 2017, the Company received proceeds from the issuance of debt of $125,000. Cash payments on debt totaled $159,012 and $217,969 for the three months ended March 31, 2017 and 2016, respectively.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2017	$21,726,374
2018	4,525,679
2019	176,864
2020	6,291,094
2021	-
2022 and after	-
$32,720,011

6. STOCKHOLDERS’ EQUITY

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

As of March 31, 2017 and December 31, 2016, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2017 and December 31, 2016, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on March 31, 2017. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2017 and 2016.

	2017	2016
Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	524,160	227,275
Vested	(524,160)	(227,275)
Outstanding Non-Vested Restricted Stock Units, Ending	-	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $150,001 and $150,000 for the three months ended March 31, 2017 and 2016.

Common Stock Warrants

As of March 31, 2017 and December 31, 2016, the Company had 1,691,736 and 1,821,736, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.83 and $0.79, respectively. During the three month period ended March 31, 2017, 255,000 warrants with a weighted average exercise price of $0.53 expired.

7. RELATED PARTIES

Clifford Neuman is a manager and member of Gemini Gaming, LLC. Mr. Neuman provides office space for the Company’s Controller at no charge. In 2017, Mr. Neuman was issued 52,632 shares of common stock with a fair value of $30,000 for directors’ fees. During the three month period ended March 31, 2017, a gain of $32,073 was recognized from an agreement to reduce the accounts payable due to Mr. Neuman for legal services rendered. As of March 31, 2017 and December 31, 2016, the Company owed Mr. Neuman for legal services rendered $69,909 and $96,689, respectively

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $400 per month.

In the first quarter of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Zvi Rhine invested $50,000, while is brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000.

During the three month period ended March 31, 2017, Zvi Rhine was issued (i) 52,632 shares of common stock for board compensation and (ii) 87,000 shares of common stock for CFO services provided in the quarter ended December 31, 2016 and resulted in $35,670 of accrued compensation being settled and re-classed to equity.

During the three month period ended March 31, 2017, Lance Baller was issued (i) 52,632 shares of common stock for board compensation and (ii) 174,000 shares of common stock for CEO services provided in the quarters ended September 30, 2016 and December 31, 2016 and resulted in $71,340 of accrued compensation being settled and re-classed to equity.

During the three month period ended March 31, 2017, the directors of the Company (five persons – including the Company CEO and CFO) were granted a total of 263,160 shares of restricted common stock for services as directors.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia (2)			Term may be extended for one
	$49,000	June 30, 2017	additional five-year term.
Term may be extended for one
Warrenton	$55,724	June 30, 2026	additional ten-year term.
Goodwill (2), (3)			Term may be extended for one
	$16,667	February 1, 2027	additional five-year term.
Edwards Redeemer (2)			Term may be extended for one
	$45,900	December 31, 2017	additional five-year term.
Term may be extended for one
Providence	$42,519	June 30, 2026	additional ten-year term.
Term may be extended for one
Meadowview	$33,695	October 31, 2024	additional five-year term.
Golden Years (2) (4)	$-	-	None
Southern Hills SNF (5)			Term may be extended for one
	$37,000	May 31, 2019	additional five-year term.
Southern Hills ALF (6)	-	-	None
Southern Hills ILF (7)	-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.

(2)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has verbally represented that he intends to assume the leases of Middle Georgia and Edwards Redeemer under modified lease terms and has rejected the lease covering Goodwill. If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.

(3)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility began generating rental revenue in February 2017. In the first year, base rent is $16,667 per month, plus $2,000 per month for every ten occupied beds. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The former lease has been terminated. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The lease became effective on February 1, 2017 with the lease operator having obtained all regulatory approvals, completed renovations and began admitting patients.

(4)	Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period, the definition of which is currently under negotiation with the tenant. During the straddle period, the Company has agreed to make working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. If at the end of the straddle period, the operator has not reimbursed the full amount of advances to the Company, the Company or operator have the right to terminate the lease agreement. As of December 31, 2016, $230,000 has been advanced to the operator by the Company—$150,000 required by the lease for capital improvements booked to tenant improvements that is not reimbursable, and $80,000 to cover tenant’s cash flow deficits during the straddle period. If the lease term commences, the Company will receive monthly base rents beginning at $35,000 which is subject to increases based on census levels.

(5)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility.

(6)	The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction.

(7)	The Southern Hills ILF requires renovation and is not subject to an operating lease.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges, as required under the leases, the Company may become liable for such operating expenses. We have been required to cover those expenses at Goodwill since the facility was closed by regulators in January 2016 and at Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia and Edwards Redeemer due to pending bankruptcy of operator, Southern Tulsa ALF and Southern Tulsa ILF due to property being non-operating, and GL Nursing):

Years
2017	$1,578,000
2018	2,299,407
2019	2,381,484
2020	1,969,654
2021	2,014,885
2022 and Thereafter	9,134,037
$19,377,467

The Company is in active negotiations with potential lease operators to assume the operations of the properties whose operator is in bankruptcy (Middle Georgia, Edwards Redeemer and Goodwill) as well as a new operator for the Southern Hills’ facilities.

9. FAIR VALUE MEASUREMENTS

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below:

			Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Warrant Liability	$150,635	$-	$-	$150,635
Investment in Debt Securities	41,308	41,308	-	-
Fair Value at March 31, 2017:	$191,943	$41,308	$-	$150,635
Warrant Liability – December 31, 2016	$246,451	$-	$-	$246,451

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

The investments in debt securities are recorded at amortized cost since they are considered held-to-maturity.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the three months ended March 31, 2017:

Beginning Balance January 1, 2017	$246,451
Change in Fair Value of Warrant Liability	(95,816)
Ending Balance, March 31, 2017	$150,635

The significant assumptions used in the Black-Scholes option pricing model as of March 31, 2017 and December 31, 2016 include the following:

	March 31, 2017	December 31, 2016
Volatility	113.4% - 133.2%	105.3% - 124.9%
Risk-free Interest Rate	0.81% - 1.27%	0.44% - 1.47%
Exercise Price	$0.60 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.44	$0.57
Expected Life	0.6 – 1.4 years	0.1 – 2.7 years

10. LEGAL PROCEEDINGS

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The Company has accrued $25,000 as a probable loss for this matter in the consolidated financial statements for the year ended December 31, 2016, based upon an initial draft settlement agreement but intends to vigorously defend the matter if a settlement is not achieved.

11. SUBSEQUENT EVENTS

Abbeville Health & Rehab

On April 4, 2017, we successfully bid at foreclosure sale to purchase a 101 bed skilled nursing facility located In Abbeville, Georgia. We formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner. The purchase transaction was consummated in May 2017.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line will be used for renovations on a dollar-for-dollar matching basis. The loan agreement was executed in May 2017, and the maturity date is May 25th, 2018. It carries an interest rate of 4.75%, is cross collateralized with the Edwards Redeemer note with the same lender, and backed by a corporate guarantee from the Company.

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

Additional Investments in Debt Securities

In May 2017, the Company purchased additional investments in debt securities in the amount of 15,303. These investments have a contractual maturity of $30,000.

Issuance of Restricted Stock Awards

In April 2017, the Company issued 231,266 shares of restricted stock to Lance Baller and Zvi Rhine for services rendered during the quarter ended March 31, 2017 in their capacities as CEO and CFO, respectively.

Debt Modification of Goodwill Hunting, LLC subordinated debt

In May 2017, the Company entered into an Allonge and Modification Agreement with the Goodwill Hunting’s subordinated debt holder to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

Debt Modification of Golden Years Manor Nursing Home (“GL Nursing, LLC”) mortgage debt

In May 2017, the Company entered into a Modification Agreement with GL Nursing, LLC mortgage lender to which the lender agreed to (i) extend the interest only payments from April 1, 2017 thru December 1, 2017, (ii) re-amortize the loan over the remaining term of the loan, the regular principal and interest payment shall begin from the payment due January 1, 2018. The Company continues to pay escrow payments for the USDA annual fee and acknowledged that payments beginning from January 1, 2018 will recover any unpaid interests first, then to bring principal current.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALC ONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we did not make that election for the 2017 fiscal year.

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

Acquisitions

We did not acquire any properties during the three month periods ended March 31, 2017 and 2016.

Properties

As of March 31, 2017, we owned eight long-term care facilities. The following table provides summary information regarding these facilities at March 31, 2017:

		Effective
		Percentage					Outstanding
		Equity		Date	Gross Square	Purchase	Debt at
Property Name	Location	Ownership		Acquired	Feet	Price	March 31, 2017
Middle GA Nursing Home (a/k/a
Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,708,939
Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	$3,500,000	$2,445,409
Southern Hills Retirement Center	Tulsa, OK	100%		2/7/2014	104,192	$2,000,000	$7,147,584
Goodwill Nursing Home	Macon, GA	85%		5/19/2014	46,314	$7,185,000	$5,931,925
Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	$3,142,233	$2,251,274
Providence of Sparta Nursing Home	Sparta, GA	100	%(2)	9/16/2014	19,441	$2,836,930	$2,691,874
Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	$3,000,000	$3,200,000
Golden Years Manor Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	$6,742,767	$4,618,006

	2017 Base Revenue	Operating Lease
Property Name	Per Lease	Expiration
Middle Georgia Nursing Home (a/k/a Crescent
Ridge) (3)	$294,000	June 30, 2017
Warrenton Health and Rehabilitation	$612,000	June 30, 2026
Southern Hills Retirement Center	$444,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$166,667	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$559,062	March 31, 2018
Providence of Sparta Nursing Home (2)	$450,000	June 30, 2026
Meadowview Healthcare Center	$384,000	October 31, 2024
Golden Years Manor Nursing Home (3)(5)	$-	-

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017.

(3)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has rejected the Goodwill lease and has not made any binding elections, but has verbally represented that he intends to affirm the leases of Middle Georgia and Edwards Redeemer.

(4)	Goodwill was closed by regulators in January 2016 and did not generate any revenue in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent for the first year which began February 1, 2017 is $16,667 per month plus an occupancy rent based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.

(5)	We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence unit the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. We have discovered a drafting error in the lease which creates ambiguity surrounding when the straddle period will terminate. Counsel for the operator has verbally indicated their agreement on the existence of the drafting error, but as of the date of this Report the lease has not been amended to correct the error. If we are unable to resolve the issue, we plan to file a declaratory judgment action.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations - Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Rental revenues for the three month periods ended March 31, 2017 and 2016 totaled $783,817 and $721,256, respectively, an increase of $62,561. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We recognized no rental revenues related to our assisted living facility in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facility. The senior lender for Grand Prairie (formerly Golden Years Manor) has agreed to accept payments of interest only through December 31, 2017. Our senior lender for Goodwill permitted interest only payments through March 2017 and then extended the loan for an additional three years. Revenues from Goodwill ceased in January 2016 and recommenced in February 2017.

For the three months ended March 31, 2017, we recognized rental revenues on all nine properties with the exception of our assisted living facility and independent living facility located in Tulsa, Oklahoma.

General and administrative expenses were $365,527 and $482,008 for the three month periods ended March 31, 2017 and 2016, respectively, a decrease of $116,481. For the three months ended March 31, 2017 and 2016, general and administrative expenses includes $150,001 and $150,000 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $211,098 and $77,811 for the three month periods ended March 31, 2017 and 2016, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense decreased $287,629 from $582,267 for the three months ended March 31, 2016 to $294,638 for three months ended March 31, 2017. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

Interest income decreased $32,149 from $32,149 for the three months ended March 31, 2016 to $0 recognized for the three months ended March 31, 2017 as a result of repayment in full of a note receivable from a related party in 2016.

Interest expense decreased $97,181 from $721,595 for the three months ended March 31, 2016 to $624,414 for the three months ended March 31, 2017 as a result of repayment in full of Wash/ Greene senior and subordinated debt. We did not capitalize any interest during the three months ended March 31, 2017.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2017, the Company had cash and cash equivalents of $434,175 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debt that mature during 2017, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $540,000 as of March 31, 2017 which is to be expended on debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $101,839 for the three months ended March 31, 2017 compared to cash used in operating activities of $125,963 for the three months ended March 31, 2016. Cash flows used in operations was primarily impacted by the increase in rental revenues received during the first quarter of 2017.

Cash used in investing activities was $41,308 for the three month period ended March 31, 2017 compared to cash provided by investing activities of $573,428 for the three month period ended March 31, 2016. For the three months ended March 31, 2016, we collected the total carrying value of a note receivable with a related party in the amount of $573,428.

Cash used in financing activities was $920 and $237,969 for the three months ended March 31, 2017 and 2016, respectively. During the first quarter of 2017, we issued $125,000 in debt and made payments on debt of $159,012. During the first quarter of 2016, we did not issue any new debt and made payments on debt of $217,969.

As of March 31, 2017 and December 31, 2016, our debt balances consisted of the following:

	March 31, 2017	December 31, 2016

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	150,000	150,000
Senior Secured Promissory Notes - Related Parties	575,000	450,000
Fixed-Rate Mortgage Loans	14,561,131	14,666,206
Variable-Rate Mortgage Loans	6,259,880	6,273,129
Bonds Payable	5,580,000	5,640,000
Other Debt	2,394,000	2,394,000

	32,720,011	32,773,335

Premium, Unamortized Discount and Debt Issuance Costs	(671,109)	(735,904)

	$32,048,902	$32,037,431

As presented in the Consolidated Balance Sheets:

Debt, Net	$31,544,137	$31,662,724

Debt - Related Parties, Net	$504,765	$374,707

	$32,048,902	$32,037,431

The weighted average interest rate and term of our fixed rate debt are 6.90% and 5.9 years, respectively, as of March 31, 2017. The weighted average interest rate and term of our variable rate debt are 5.8% and 15.4 years, respectively, as of March 31, 2017.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2017	December 31, 2016	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,708,939	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,520,816	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	67,108	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,445,409	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,251,274	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,567,585	1,578,286	4.75% Fixed	November 10, 2017
Providence of Sparta Nursing Home	1,725,000	1,641,874	1,655,123	Prime Plus 0.50%/ 6.00% Floor	September 26, 2017
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$20,821,011	$20,939,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.

(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.

(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.

We have $21.6 million of debt maturing for the period ending March 31, 2017. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $7.8 million in mortgage loans maturing in 2017 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $2.4 million in subordinated debt maturing in 2017. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details. The following is a summary of our subordinated debt at March 31, 2017 and December 31, 2016:

Subordinated Debt

Our subordinated debt at March 31, 2017 and December 31, 2016 includes unsecured notes payable issued to controlled entities used to facilitate the acquisition of the nursing home properties

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2017	December 31, 2016	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,344,000	$1,344,000	17.0% (1) Fixed	June 30, 2017 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017(3)

		$2,394,000	$2,394,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt had been accruing interest at the default rate but not currently being paid. In May 2017, we entered into an Allonge and Modification described in Note 2 below. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.

(4)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default.

Contractual Obligations

As of March 31, 2017, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$29,520,011	$19,285,769	$10,234,242	$-	$-
Notes and Bonds Payable - Interest	2,196,105	1,504,968	691,137	-	-
Convertible Notes Payable - Principal	3,200,000	3,200,000	-	-	-
Convertible Notes Payable - Interest	121,428	121,428	-	-	-

Total Contractual Obligations	$35,037,544	$24,112,165	$10,925,379	$-	$-

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our 10% Senior Secured Promissory Notes in the aggregate amount of $725,000 and $600,000 during 2017 and 2016 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

SUBSEQUENT EVENTS

Abbeville Health & Rehab

On April 4, 2017, we successfully bid at foreclosure sale to purchase a 101 bed skilled nursing facility located In Abbeville, Georgia. We formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner. The purchase transaction was consummated in May 2017.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line will be used for renovations on a dollar-for-dollar matching basis. The loan agreement was executed in May 2017, and the maturity date is May 25th, 2018. It carries an interest rate of 4.75 percent, is cross collateralized with the Edwards Redeemer note with the same lender, and backed by a corporate guarantee from the Company.

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

Additional Investments in Debt Securities

In May 2017, the Company purchased additional investments in debt securities in the amount of 15,303. These investments have a contractual maturity of $30,000.

Issuance of Restricted Stock Awards

In April 2017, the Company issued 231,266 shares of restricted stock to Lance Baller and Zvi Rhine in consideration of services rendered during the three month period ended March 31, 2017 in their capacities as CEO and CFO, respectively.

Debt Modification of Goodwill Hunting, LLC subordinated debt

In May 2017, the Company entered into an Allonge and Modification Agreement with the Goodwill Hunting’s subordinated debt holder to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

Debt Modification of Golden Years Manor Nursing Home (“GL Nursing, LLC”) mortgage debt

In May 2017, the Company entered into a Modification Agreement with GL Nursing, LLC mortgage lender to which the lender agreed to (i) extend the interest only payments from April 1, 2017 thru December 1, 2017, (ii) re-amortize the loan over the remaining term of the loan, the regular principal and interest payment shall begin from the payment due January 1, 2018. The Company continues to pay escrow payments for the USDA annual fee and acknowledged that payments beginning from January 1, 2018 will recover any unpaid interests first, then to bring principal current.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The Company has accrued $25,000 as a probable loss for this matter in the consolidated financial statements for the year ended December 31, 2016, based upon an initial draft settlement agreement but intends to vigorously defend the matter if a settlement is not achieved.

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

GLOBAL HEALTHCARE REIT, INC.

Date: June 14, 2017	By	/s/ Lance Baller
Lance Baller, Interim CEO
(Principal Executive Officer)

Date: June 14, 2017	By	/s/ Zvi Rhine
Zvi Rhine,
Chief Financial Officer
(Principal Accounting Officer)