Form 10-Q
period 2017-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2017-08-21
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from                       to

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0340206
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

8480 E. Orchard Road, Suite 4900, Greenwood Village, CO

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

As of August 15, 2017, the Registrant had 26,289,352 shares of its Common Stock outstanding.

INDEX

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS
Property and Equipment, Net	$37,877,072	$36,162,881
Cash and Cash Equivalents	267,188	578,242
Restricted Cash	555,254	580,747
Accounts Receivable, Net	178,636	-
Investments in Debt Securities	2,357	-
Prepaid Expenses and Other	367,519	221,962
Total Assets	$39,248,026	$37,543,832

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $600,511 and $660,611, respectively	$33,715,124	$31,662,724
Debt – Related Parties, Net of discount of $91,671 and $75,293, respectively	683,329	374,707
Accounts Payable and Accrued Liabilities	332,717	591,446
Accounts Payable – Related Parties	69,909	96,689
Dividends Payable	7,500	7,500
Derivative Liability	142,894	246,451
Lease Security Deposit	280,000	30,000
Total Liabilities	35,231,473	33,009,517
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 25,782,686 and 25,027,260 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016, Respectively	1,289,134	1,251,363
Additional Paid-In Capital	9,089,884	8,707,116
Accumulated Deficit	(6,938,154)	(6,021,903)
Total Global Healthcare REIT, Inc.
Stockholders’ Equity	4,216,864	4,712,576
Noncontrolling Interests	(200,311)	(178,261)
Total Equity	4,016,553	4,534,315
Total Liabilities and Equity	$39,248,026	$37,543,832

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue
Rental Revenue	$1,554,086	$1,460,064	$770,269	$738,808
Expenses
General and Administrative	562,859	881,585	197,332	399,577
Property Taxes, Insurance and Other Operating	346,416	159,380	135,318	81,569
Acquisition Costs	-	52,325	-	52,325
Gain on Disposal of Property and Equipment	-	(980,839)	-	(980,839)
Depreciation	600,137	895,460	305,499	313,193
Total Expenses	1,509,412	1,007,911	638,149	(134,175)
Income from Operations	44,674	452,153	132,120	872,983
Other (Income) Expense
Gain on Warrant Liability	(103,557)	(157,724)	(7,741)	(162,720)
Gain on Extinguishment of Debt	(36,193)	-	(36,193)	-
Gain on Settlement of Other Liabilities	(32,073)	-	-	-
Interest Income	(1)	(32,149)	(1)	-
Interest Expense	1,139,799	1,367,514	515,385	645,919
Total Other (Income) Expense	967,975	1,177,641	471,450	483,199
Equity in Income from Unconsolidated Partnership	-	-	-	-
Net Income (Loss)	(923,301)	(725,488)	(339,330)	389,784
Net Loss Attributable to Noncontrolling Interests	22,050	73,362	-	33,433
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(901,251)	(652,126)	(339,330)	423,217
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$(916,251)	$(667,126)	$(346,830)	$415,717
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.04)	$(0.03)	$(0.01)	$0.02
Diluted	$(0.04)	$(0.03)	$(0.01)	$0.02
Weighted Average Common Shares Outstanding:
Basic	25,503,350	22,546,404	25,716,610	22,529,899
Diluted	25,503,350	22,546,404	25,716,610	23,138,228

See accompanying notes to unaudited consolidated financial statements

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

									Global Healthcare
	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2016	200,500	$401,000	375,000	$375,000	25,027,260	$1,251,363	$8,707,116	$(6,021,903)	$4,712,576	$(178,261)	$4,534,315
Share Based Compensation – Restricted Stock Awards	-	-	-	-	755,426	37,771	323,309	-	361,080	-	361,080
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)	-	(15,000)
Relative Fair Value of Warrants Issued with Notes Payable	-	-	-	-	-	-	59,459	-	59,459	-	59,459
Net Loss	-	-	-	-	-	-	-	(901,251)	(901,251)	(22,050)	(923,301)
Balance, June 30, 2017	200,500	$401,000	375,000	$375,000	25,782,686	$1,289,134	$9,089,884	$(6,938,154)	$4,216,864	$(200,311)	$4,016,553

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(923,301)	$(725,488)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	600,137	895,460
Amortization and Accretion	117,041	70,932
Increase in Deferred Rent Receivable	(98,699)	(28,354)
Stock Based Compensation	254,070	150,000
Gain on Settlement of Accounts Payable	(32,073)	-
Gain on Extinquishment of Debt	(36,193)	-
Gain on Derivative Liability	(103,557)	(157,724)
Premium on Debt, net	(64,107)	120,250
Gain on Sale of Property and Equipment	-	(980,839)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(178,636)	(1,000)
Other Assets	(46,858)	60,550
Accounts Payable and Accrued Liabilities	110,440	308,877
Lease Security Deposits	250,000	16,250
Cash Used in Operating Activities	(151,736)	(271,086)

Cash Flows From Investing Activities:
Collections on Notes Receivable - Related Parties	-	573,428
Purchase of Investments in Debt Securities	(58,164)	-
Proceeds from Sale of Property and Equipment	-	2,112,970
Capital Expenditures on PP&E Additions	(140,745)	(13,660)
Cash Provided by (Used in) Investing Activities	(198,909)	2,672,738

Cash Flows From Financing Activities:
Proceeds from Debt, Related Parties	325,000	-
Payments on Debt	(295,902)	(336,502)
Change in Restricted Cash	25,493	13,468
Dividends Paid on Preferred Stock	(15,000)	(15,000)
Distributions to Noncontrolling Interests	-	-
Cash Provided by (Used in) Financing Activities	39,591	(338,034)

Net Increase (Decrease) in cash	(311,054)	2,063,618
Cash at Beginning of the Year	578,242	71,055
Cash at End of the Year	$267,188	$2,134,673
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,274,373	$1,195,341
Cash Paid for Income Taxes	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$7,500	$15,000
Capital Expenditures for Property paid by Bank	$2,173,582	$-
Loan Cost of Colony Bank Loan	$38,421	$-
Common Stock issued for Settlement of Accrued Compensation	$107,010	$-
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$59,459	$-
Extinguishment of Bonds through Investments in Debt Securities	$92,000	$-
Acquisition of Membership Interests in exchange of Common Stock and Cash	$-	$66,497
Common Stock issued for Debt Cost	$-	$23,800
Payment of Mortgage Debt through Sale of Property	$-	$1,683,200
Construction in Progress Financed with Debt	$-	$189,557

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of June 30, 2017, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating leases.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

For the six months ended June 30, 2017, the Company incurred a net loss of $923,301, reported net cash used in operations of $151,736 and has an accumulated deficit of $6,938,154. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Land	$1,597,500	$1,577,500
Land Improvements	200,000	200,000
Buildings and Improvements	35,312,195	33,461,661
Furniture, Fixtures and Equipment	1,430,502	1,125,507
Construction in Progress	3,253,952	3,115,154

	41,794,149	39,479,822
Less Accumulated Depreciation	(3,917,077)	(3,316,941)

	$37,877,072	$36,162,881

	For the Six Months Ended June 30,
	2017	2016

Depreciation Expense	$600,137	$895,460

Cash Paid for Capital Expenditures	$140,745	$13,660

Addition to property and equipment financed with debt	$2,173,582	$189,557

Acquisition of Property

Abbeville Health & Rehab

On April 4, 2017, we successfully bid at foreclosure sale to purchase a 101-bed skilled nursing facility located In Abbeville, Georgia. We formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner. The purchase transaction was consummated in May 2017.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line will be used for renovations on a dollar-for-dollar matching basis. The loan agreement was executed in May 2017, and the maturity date is April 25, 2021. It carries an interest rate of prime plus 0.5%, 4.75% minimum, 5.50% maximum, is cross collateralized with the Eastman note with the same lender, and backed by a corporate guarantee from the Company. The transaction has been treated as an asset acquisition financed by debt, with $20,000 land, $1,827,000 building, and $253,000 fixed assets allocated in relative fair value. The company recognized $38,421 in loan costs, which was amortized over the life of the loan.

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of our purchase of the facility, the State of Georgia approved initially a 45 day extension and then a six-month conditional Certificate of Need (“CON”) to allow us to complete renovations and reopen the property. The Company assessed that the acquisition of the Abbeville facility did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the acquisition as an acquisition of asset.

4. INVESTMENTS IN DEBT SECURITIES

At June 30, 2017 and December 31, 2016, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	June 30, 2017	December 31, 2016

States and Municipalities	$2,357	$-

Contractual maturities of held-to-maturity securities at June 30, 2017 are as follows:

Net Carrying Amount

Due in One Year or Less	$5,000

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

During the six months ended June 30, 2017, the Company invested $58,164 in held-to-maturity debt securities consisting of the Tulsa County Industrial Authority Series 2014 Bonds secured by the Southern Hills ALF and ILF, with contractual maturity dates between 2023 and 2044. We subsequently used $55,807 of these purchases to settle and retire early debt obligations related to these bonds for the face value of $92,000. This resulted in a gain on extinguishment of $36,193 based on the difference between investment in debt and the settled debt obligation.

5. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	150,000	150,000
Senior Secured Promissory Notes - Related Parties	775,000	450,000
Fixed-Rate Mortgage Loans	14,449,974	14,666,206
Variable-Rate Mortgage Loans	8,441,661	6,273,129
Bonds Payable	5,488,000	5,640,000
Other Debt	2,586,000	2,394,000

	35,090,635	32,773,335

Premium, Unamortized Discount and Debt Issuance Costs	(692,182)	(735,904)

	$34,398,453	$32,037,431

As presented in the Consolidated Balance Sheets:

Debt, Net	$33,715,124	$31,662,724

Debt - Related Parties, Net	$683,329	$374,707

	$34,398,453	$32,037,431

Convertible Notes Payable

6.5% Notes Due 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of June 30, 2017, none of the Notes have been converted into common stock. Deferred loan costs incurred of $180,963 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs totaled $30,161 for the six months June 30, 2017.

The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

Senior Secured Promissory Notes

From November through December 2016, the Company undertook a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,000,000, on a best efforts basis. As of December 31, 2016, $600,000 of the notes had been issued of which $450,000 were issued to the directors of the Company or entities or persons affiliated with these directors. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on January 13, 2018. The notes are secured by all assets of the Company not serving as collateral for other notes. In January 2017, an additional $125,000 in notes were sold and issued to related parties. In June 2017, an additional $200,000 in notes were sold and issued to related parties with a maturity date of December 31, 2018.

As part of the offering, the notes issued in 2016 had attached warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. During the six months ended June 30, 2017, an additional $325,000 in notes with 325,000 warrants were issued. The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following weighted average assumptions:

	June 30, 2017	December 31, 2016

Volatility	126.8% - 144.8%	131.3% - 133.2%
Risk-free Interest Rate	0.81% - 1.12%	0.81% - 0.92%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.39 - $0.46	$0.39 - $0.44
Expected Life	1 – 1.5 years	1.1 years

The total value of the 2016 warrants on the issue date was estimated to be $102,280 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the note was $49,793 and $95,873 as of June 30, 2017 and December 31, 2016 with $46,080 recorded as amortization expense during 2017.

The total value of the 2017 warrants on the issue date was estimated to be $59,459 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the note was $50,972 as of June 30, 2017 with $8,487 recorded as amortization expense during the six-month period ended June 30, 2017.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	June 30, 2017	December 31, 2016	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,682,485	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,503,854	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	46,412	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home(4)	2,720,000	2,422,709	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,232,628	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center(5)	1,750,000	1,561,886	1,578,286	4.75% Fixed	November 10, 2017
Abbeville Health & Rehab(6)	2,660,000	2,193,282	-	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021
Providence of Sparta Nursing Home	1,725,000	1,630,373	1,655,123	Prime Plus 0.50%/ 6.00% Floor	September 26, 2017
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$22,891,635	$20,939,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank, Goodwill, Eastman and Abbeville.
(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest. In May 2017, the Company entered into a Modification Agreement with GL Nursing, LLC mortgage lender in which the lender agreed to (i) extend the interest only payments from April 1, 2017 thru December 1, 2017, (ii) re-amortize the loan over the remaining term of the loan, the regular principal and interest payment shall begin from the payment due January 1, 2018. The Company continues to pay escrow payments for the USDA annual fee and acknowledged that payments beginning from January 1, 2018 will recover any unpaid interests first, then to bring principal current.
(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.
(4)	Amortization expense related to loan costs of this loan totaled $3,080 for the six months ended June 30, 2017.
(5)	Amortization expense related to loan costs of this loan totaled $12,881 for the six months ended June 30, 2017.
(6)	Amortization expense related to loan costs of this loan totaled $817 for the six months ended June 30, 2017.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default, with the exception of Global Abbeville Property LLC’s note with Colony Bank.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consist of $5,075,000 in Series 2014A First Mortgage Revenue Bonds and $505,000 in Series 2014B Taxable First Mortgage Revenue Bonds. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $483,606 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $9,409 and $1,522 for the six months June 30, 2017 and $14,149 and $2,726 for the six months ended June 30, 2016, with the variance due to an adjustment to accumulated amortization in March 2016. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not compliance as of June 30, 2017. As part of the loan terms, a $60,000 principal reduction was paid on the bonds during the quarter. As of June 30, 2017, restricted cash of $555,254 is related to these bonds.

During the six months ended June 30, 2017, the company invested $58,164 in debt securities, consisting of the Tulsa County Industrial Authority Series 2014 Bonds secured by the Southern Hills ALF and ILF. We subsequently used $55,807 of these purchases to settle and retire debt obligations related to these bonds for the face value of $92,000. This resulted in a gain on extinguishment of $36,193 based on the difference between investment in debt and the settled debt obligation.

Other Debt

Other debt at June 30, 2017 and December 31, 2016 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2017	December 31, 2016	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,344,000	13% (1)(2) Fixed	December 31, 2019 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017 (3)(4)

		$2,586,000	$2,394,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt had been accruing interest at the default rate but not currently being paid. In May 2017, we entered into an Allonge and Modification described in Note 2 below. The Company has entered into a new ten-year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.
(2)	Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The total premium on debt recognized was $192,000, and the accrued interest payable written off was $256,107, for a net gain on premium of $64,107.

(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.
(4)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

For the six months ended June 30, 2017, amortization expenses related to loan costs of other debt totaled $4,604.

For the six months ended June 30, 2017, the Company received proceeds from the issuance of debt of $325,000. Cash payments on debt totaled $295,902 and $336,502 for the six months ended June 30, 2017 and 2016, respectively.

Future maturities of all of the notes and bonds payable listed above for the next five years and thereafter are as follows:

Years

2017	$20,116,819
2018	4,839,944
2019	1,777,969
2020	6,401,030
2021	1,954,873
2022 and after	-

$35,090,635

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

As of June 30, 2017 and December 31, 2016, the Company has 200,500 shares of Series A Preferred stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share. Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360-day year and twelve 30-day months. Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October and January. The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date. Shares of the Series D preferred stock are redeemable at the Company’s option. At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of June 30, 2017 and December 31, 2016, the Company had 375,000 shares of Series D preferred stock outstanding.

During the six months ended June 30, 2017, the Company paid $15,000 for Series D preferred stock dividends, $7,500 of Series D preferred stock dividends was declared and accrued as of June 30, 2017. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2017 and 2016.

	2017	2016

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	755,426	227,275
Vested	(755,426)	(227,275)

Outstanding Non-Vested Restricted Stock Units, Ending	-	-

In connection with these director restricted stock grants in the six months ended June 30, 2017, the Company recognized stock-based compensation of $254,070. The Company recognized stock-based compensation of $150,000 for the six months ended June 30, 2016.

Common Stock Warrants

As of June 30, 2017 and December 31, 2016, the Company had 1,891,736 and 1,821,736, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.82 and $0.79, respectively. In June 2017, the company issued 200,000 warrants to Directors in connection with the purchase of the company’s promissory notes. During the six-month period ended June 30, 2017, 255,000 warrants with a weighted average exercise price of $0.53 expired.

7. RELATED PARTIES

Clifford Neuman is a manager and member of Gemini Gaming, LLC. Mr. Neuman provides office space for the Company’s Controller at no charge. In 2017, Mr. Neuman was issued 52,632 shares of common stock with a fair value of $30,000 for directors’ fees. During the six-month period ended June 30, 2017, a gain of $32,073 was recognized from an agreement to reduce the accounts payable due to Mr. Neuman for legal services rendered. As of June 30, 2017 and December 31, 2016, the Company owed Mr. Neuman for legal services rendered $69,909 and $96,689, respectively.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $400 per month.

During the fourth quarter of 2016 and the first quarter of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Zvi Rhine invested $50,000, while his brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In June 2017, CEO Lance Baller invested an additional $200,000.

During the six-month period ended June 30, 2017, Zvi Rhine was issued (i) 52,632 shares of common stock for board compensation, (ii) 87,000 shares of common stock for CFO services provided in the quarter ended December 31, 2016, which resulted in $35,670 of accrued compensation being settled and reclassed to equity, (iii) 29,269 shares of common stock for bonus compensation and (iv) 86,364 shares of common stock for CFO services provided in the quarter ended March 31, 2017.

During the six-month period ended June 30, 2017, Lance Baller was issued (i) 52,632 shares of common stock for board compensation, (ii) 87,000 shares of common stock for CEO services provided in the quarter ended December 31, 2016, which resulted in $71,340 of accrued compensation being settled and reclassed to equity, (iii) 29,269 shares of common stock for bonus compensation and (iv) 86,364 shares of common stock for CEO services provided in the quarter ended March 31, 2017.

During the six-month period ended June 30, 2017, the directors of the Company (five persons – including the Company CEO and CFO) were granted a total of 263,160 shares of restricted common stock for services as directors.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia (2)	$49,000	June 30, 2017	Term may be extended for one additional five-year term.
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2), (3)	$20,667	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (2)	$46,818	November 30, 2017	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview	$33,695	October 31, 2024	Term may be extended for one additional five-year term.
Golden Years (2) (4)	$-	-	None
Abbeville H&R	$-	-	None
Southern Hills SNF (5)	$38,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (6)	-	-	None
Southern Hills ILF (7)	-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has verbally represented that he intends to assume the leases of Middle Georgia and Edwards Redeemer under modified lease terms and has rejected the lease covering Goodwill. If the lease operator assumes a lease, he is required to bring the leases current as a condition to such assumption.
(3)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility began generating rental revenue in February 2017. In the first year, base rent is $16,667 per month, plus $2,000 per month for every ten occupied beds. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten-year operating lease covering Goodwill. The former lease has been terminated. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The lease became effective on February 1, 2017 with the lease operator having obtained all regulatory approvals, completed renovations and began admitting patients.
(4)	Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period which, by virtue of an amendment to the lease executed after June 30, 2017, will occur the earlier of (i) the Company recouping all advances made during the Straddle Period or (ii) February 28, 2018. During the straddle period, the Company has agreed to make working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. If at the end of the straddle period, the operator has not reimbursed the full amount of advances to the Company, the Company or operator have the right to terminate the lease agreement. As of December 31, 2016, $230,000 has been advanced to the operator by the Company—$150,000 required by the lease for capital improvements booked to tenant improvements that is not reimbursable, and $80,000 to cover tenant’s cash flow deficits during the straddle period. During the six months ended June 30, 2017, $267,198 was advanced to the operator by the Company to cover cash flow deficits during the straddle period. If the lease term commences, the Company will receive monthly base rents beginning at $35,000 which is subject to increases based on census levels.
(5)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Company plans to engage a new lease operator for the facility.

(6)	The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction.
(7)	The Southern Hills ILF requires renovation and is not subject to an operating lease.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Middle Georgia and Edwards Redeemer due to pending bankruptcy of operator, Southern Tulsa ALF and Southern Tulsa ILF due to property being non-operating, and GL Nursing):

Years

2017	$1,066,000
2018	2,299,407
2019	2,381,484
2020	1,969,654
2021	2,014,885
2022 and Thereafter	9,134,036

$18,865,466

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$142,894	$-	$-	$142,894
Investment in Debt Securities	2,357	2,357	-	-

Fair Value at June 30, 2017:	$145,251	$2,357	$-	$142,894

Warrant Liability – December 31, 2016	$246,451	$-	$-	$246,451

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

The investments in debt securities are recorded at amortized cost since they are considered held-to-maturity.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the six months ended June 30, 2017:

Beginning Balance January 1, 2017	$246,451

Change in Fair Value of Warrant Liability	(103,557)

Ending Balance, June 30, 2017	$142,894

The significant assumptions used in the Black-Scholes option pricing model as of June 30, 2017 and December 31, 2016 include the following:

	June 30, 2017	December 31, 2016

Volatility	86.5% - 144.8%	105.3% - 124.9%
Risk-free Interest Rate	0.81% - 1.27%	0.44% - 1.47%
Exercise Price	$0.60 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.5	$0.57
Expected Life	0.3 – 1.5 years	0.1 – 2.7 years

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

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity; and as a result, we believe the likelihood of a material adverse result is remote.

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The Company has accrued $25,000 as a probable loss for this matter in the consolidated financial statements for the year ended December 31, 2016 and six months ended June 30, 2017, based upon an initial draft settlement agreement but intends to vigorously defend the matter if a settlement is not achieved.

11. SUBSEQUENT EVENTS

Additional Investments in Debt Securities

In July and August 2017, the Company purchased additional investments in debt securities in the amount of 35,106, consisting of market purchases of the outstanding revenue bonds secured by the Southern Hills ALF and ILF. These investments have a contractual maturity of $64,000.

Issuance of Restricted Stock Awards

In August 2017, the Company issued 84,444 shares of restricted stock to each of Lance Baller and Zvi Rhine for services rendered in their capacities as CEO and CFO, respectively, for the three months ended June 30, 2017 and issued an additional 168,889 shares of restricted stock to each of Lance Baller and Zvi Rhine as a retainer for services rendered for the remaining six months of calendar year 2017.

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

Acquisitions

We acquired one property, Abbeville Health & Rehab in Abbeville, GA, during the six-month period ended June 30, 2017 and no properties during the six-month period ended June 30, 2016.

Properties

As of June 30, 2017, we owned nine long-term care facilities. The following table provides summary information regarding these facilities at June 30, 2017:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at June 30, 2017

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,682,485

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$2,422,709

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,049,886

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$6,086,266

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,232,628

Providence of Sparta Nursing Home	Sparta, GA	100 (2)%	9/16/2014	19,441	$2,836,930	$2,680,373

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$3,200,000

Golden Years Manor Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Abbeville Health & Rehab	Abbeville, GA	100%	5/25/2017	29,393	$2,100,000	$2,193,282

Property Name	2017 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (3)	$294,000	June 30, 2017
Warrenton Health and Rehabilitation	$612,000	June 30, 2026
Southern Hills Retirement Center	$444,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$166,667	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$559,062	November 30, 2017
Providence of Sparta Nursing Home (2)	$450,000	June 30, 2026
Meadowview Healthcare Center	$384,000	October 31, 2024
Golden Years Manor Nursing Home (3)(5)	$-	-
Abbeville Health & Rehab	$-	-

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017.
(3)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under the Chapter 11 Bankruptcy, the lease operator can either assume or reject the leases of Middle Georgia, Edwards Redeemer and Goodwill. As of the date of this Report, the lease operator has rejected the Goodwill lease and has not made any binding elections, but has verbally represented that he intends to affirm the leases of Middle Georgia and Edwards Redeemer.
(4)	Goodwill was closed by regulators in January 2016 and did not generate any revenue in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent for the first year which began February 1, 2017 is $16,667 per month plus an occupancy rent based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.
(5)	We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence until the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. By lease amendment executed subsequent to June 30, 2017, the Straddle Period will end the earlier of (i) the date we have recouped all advances made during the Straddle Period or (ii) February 28, 2018. If we have not recouped all of our advances by February 28, 2018, either party may terminate the lease.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations - Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Rental revenues for the six-month periods ended June 30, 2017 and 2016 totaled $1,554,086 and $1,460,064, respectively, an increase of $94,022. On January 22, 2016, the lease operator that leased our Middle Georgia, Edwards Redeemer, Golden Years and Goodwill properties filed a voluntary petition in bankruptcy under Chapter 11 of the U.S Bankruptcy Code, and at the same time the regulators closed the Goodwill facility. At the time of the bankruptcy petition, we were owed pre-petition rent of over $600,000 which likely will not be recovered. The bankrupt lease operator also owned unpaid property taxes on each of the controlled properties totaling approximately $300,000 which constitute a lien on our interests and must be paid. We recognized no rental revenues related to our assisted living facility in Tulsa, Oklahoma which were to have begun April 1, 2015; however, additional renovations are required to open the facility. The senior lender for Grand Prairie (formerly Golden Years Manor) has agreed to accept payments of interest only through December 31, 2017. Our senior lender for Goodwill permitted interest only payments through March 2017 and then extended the loan for an additional three years. Revenues from Goodwill ceased in January 2016 and recommenced in February 2017.

For the six months ended June 30, 2017, we recognized rental revenues on all nine properties with the exception of our assisted living facility and independent living facility located in Tulsa, Oklahoma, the Golden Years Manor/GL Nursing facility in Lonoke, AR, and the newly acquired Abbeville facility in Abbeville, GA.

General and administrative expenses were $562,859 and $881,585 for the six-month periods ended June 30, 2017 and 2016, respectively, a decrease of $318,726. The decrease was primarily due to reductions in accounting fees, legal fees, and regular payroll. For the six months ended June 30, 2017 and 2016, general and administrative expenses include $254,070 and $150,000 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $346,416 and $159,380 for the six-month periods ended June 30, 2017 and 2016, respectively. The increase of $187,036 is predominantly due to advances of $267,198 to the operator of GL Nursing to cover cash flow deficits during the straddle period, which has been expensed pending potential recovery. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Goodwill since the facility was closed by regulators in January 2016. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense decreased $295,323 from $895,460 for the six months ended June 30, 2016 to $600,137 for six months ended June 30, 2017. The decrease is predominantly due to an adjustment in March 2016 that increased accumulated depreciation by $269,075, and the sale of the Wash / Greene facility in July 2017. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

Interest income decreased $32,148 from $32,149 for the six months ended June 30, 2016 to $1 recognized for the six months ended June 30, 2017 as a result of repayment in full of a note receivable from a related party in 2016.

Interest expense decreased $227,715 from $1,367,514 for the six months ended June 30, 2016 to $1,139,799 for the six months ended June 30, 2017 as a result of repayment in full of Wash / Greene senior and subordinated debt. We did not capitalize any interest during the six months ended June 30, 2017.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2017, the Company had cash and cash equivalents of $267,188 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debt that mature during 2017, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $555,254 as of June 30, 2017 which is to be expended on debt service associated with our Southern Hills Retirement Center.

Cash used in operating activities was $151,736 for the six months ended June 30, 2017 compared to cash used in operating activities of $271,086 for the six months ended June 30, 2016. Cash flows used in operations was primarily impacted by the increase in rental revenues received during the first quarter of 2017.

Cash used in investing activities was $198,909 for open market bond purchases for the six-month period ended June 30, 2017, compared to cash provided by investing activities of $2,672,738 for the six-month period ended June 30, 2016. For the six months ended June 30, 2016, we collected the total carrying value of a note receivable with a related party in the amount of $573,428 and received proceeds of $2,112,970 from the sale of our Wash/Greene facility.

Cash provided by financing activities was $39,591 and cash used in financing activities was $338,034 for the six months ended June 30, 2017 and 2016, respectively. During the first half of 2017, we issued $325,000 in debt and made payments on debt of $295,902. During the first half of 2016, we did not issue any new debt and made payments on debt of $336,502.

As of June 30, 2017 and December 31, 2016, our debt balances consisted of the following:

	June 30, 2017	December 31, 2016

Convertible Notes Payable	$3,200,000	$3,200,000
Senior Secured Promissory Notes	150,000	150,000
Senior Secured Promissory Notes - Related Parties	775,000	450,000
Fixed-Rate Mortgage Loans	14,449,974	14,666,206
Variable-Rate Mortgage Loans	8,441,661	6,273,129
Bonds Payable	5,488,000	5,640,000
Other Debt	2,586,000	2,394,000

	35,090,635	32,773,335

Premium, Unamortized Discount and Debt Issuance Costs	(692,182)	(735,904)

	$34,398,453	$32,037,431

As presented in the Consolidated Balance Sheets:

Debt, Net	$33,715,124	$31,662,724

Debt - Related Parties, Net	$683,329	$374,707

	$34,398,453	$32,037,431

The weighted average interest rate and term of our fixed rate debt are 6.90% and 5.9 years, respectively, as of June 30, 2017. The weighted average interest rate and term of our variable rate debt are 5.8% and 15.4 years, respectively, as of June 30, 2017.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	June 30, 2017	December 31, 2016	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,682,485	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,503,854	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	46,412	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,422,709	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,232,628	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	1,561,886	1,578,286	4.75% Fixed	November 10, 2017
Abbeville Health & Rehab	2,660,000	2,193,282	-	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021
Providence of Sparta Nursing Home	1,725,000	1,630,373	1,655,123	Prime Plus 0.50%/ 6.00% Floor	September 26, 2017
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$22,891,635	$20,939,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First United Bank.
(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has not been notified by the lender regarding the exercise of any remedies available. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest.
(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.

We have $7.5 million of debt maturing for the remaining six months of 2017. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $6.4 million in mortgage loans maturing in 2017 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1.05 million in subordinated debt maturing in 2017. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details. The following is a summary of our subordinated debt at June 30, 2017 and December 31, 2016.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2017	December 31, 2016	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,344,000	13% (1)(2) Fixed	December 31, 2019 (2)
Providence of Sparta Nursing Home	1,050,000	1,050,000	1,050,000	10.0% Fixed	December 31, 2017 (3)(4)

		$2,586,000	$2,394,000

Subordinated Debt

Our subordinated debt at June 30, 2017 and December 31, 2016 includes unsecured notes payable issued to controlled entities used to facilitate the acquisition of the nursing home properties

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt had been accruing interest at the default rate but not currently being paid. In May 2017, we entered into an Allonge and Modification described in Note 2 below. The Company has entered into a new ten-year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.
(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.
(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.
(4)	We have applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default, with the exception of Global Abbeville Property LLC’s note with Colony Bank.

Contractual Obligations

As of June 30, 2017, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$31,890,635	$17,877,984	$12,041,459	$1,971,191	$-
Notes and Bonds Payable - Interest	2,255,646	1,151,675	1,013,556	90,415	-
Convertible Notes Payable - Principal	3,200,000	3,200,000	-	-	-
Convertible Notes Payable - Interest	43,879	43,879	-	-	-

Total Contractual Obligations	$37,390,160	$22,273,539	$13,055,015	$2,061,606	$-

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our 10% Senior Secured Promissory Notes in the aggregate amount of $325,000 and $600,000 during 2017 and 2016 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, "Leases: Topic 842 (ASU 2016-02)", to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company in the first quarter of our fiscal year ending December 31, 2019 using a modified retrospective approach with the option to elect certain practical expedients. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

SUBSEQUENT EVENTS

Additional Investments in Debt Securities

In July and August 2017, the Company purchased additional investments in debt securities in the amount of 35,105.84, consisting of market purchases of the outstanding revenue bonds secured by the Southern Hills ALF and ILF. These investments have a contractual maturity of $64,000.

Issuance of Restricted Stock Awards

In August 2017, the Company issued 84,444 shares of restricted stock to each of Lance Baller and Zvi Rhine for services rendered in their capacities as CEO and CFO, respectively, for the three months ended June 30, 2017 and issued an additional 168,889 shares of restricted stock to each of Lance Baller and Zvi Rhine as a retainer for services rendered for the remaining six months of calendar year 2017.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. The Company has accrued $25,000 as a probable loss for this matter in the consolidated financial statements for the year ended December 31, 2016 and six months ended June 30, 2017, based upon an initial draft settlement agreement but intends to vigorously defend the matter if a settlement is not achieved.

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

GLOBAL HEALTHCARE REIT, INC.

Date: August 21, 2017	By	/s/ Lance Baller
Lance Baller, Interim CEO
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ Zvi Rhine
Zvi Rhine,
Chief Financial Officer
(Principal Accounting Officer)