Form 10-K
period 2017-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2018-04-24
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised fiancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 20,202,930 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $10,101,465 computed by reference to the price at which the common equity was last sold at June 30, 2017.

The number of shares outstanding of the registrant’s common stock, as of April 1, 2018 is 26,837,816.

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

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF). We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not intend to make that election for the 2017 fiscal year.

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

Our Properties

Acquisition of West Paces Ferry Healthcare REIT, Inc. (WPF)

On September 30, 2013, Global acquired all of the outstanding common stock of WPF in consideration of $100. WPF owned a 65% membership interest in Dodge NH, LLC, which owns a skilled nursing facility located in Eastman, Georgia.

In 2014, we formed and organized Southern Tulsa, LLC as part of our purchase of the Southern Hills Retirement Center in Tulsa, Oklahoma. Southern Tulsa, LLC was formed as a wholly-owned subsidiary of WPF.

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

Effective March 15, 2013, Georgia REIT conveyed its entire 65% membership interest in Dodge NH to WPF. During 2014 and 2015, the Company acquired the remaining membership interests in Dodge Investors, LLC and holds a 100% membership interest as of December 31, 2017. The Company has also repaid the entire $1.1 million note to Dodge Investors, LLC.

Dodge NH, LLC had an operating lease agreement with Eastman Healthcare and Rehab, LLC, owned by a professional skilled nursing facility operator, having an initial term of five years expiring in June 2017, with an option to renew for an additional five-year period. On January 22, 2016, the lease operator that operates the facility filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. In 2018, the lease operator emerged from bankruptcy with a new five year lease.

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

The facility is covered by a five year operating lease that began July 2016.

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

The Southern Hills facility is comprised of a senior living campus of three buildings totaling 104,192 square feet sitting on a 4.36-acre parcel. The Center consists of a Assisted Living facility (“ALF”), an Independent Living facility (“ILF”) and a Skilled Nursing facility (“SNF”). The Center offers 116 nursing beds, 86 independent living units, and 32 assisted living beds. The ALF and ILF were split off to a new wholly-owned subsidiary, Southern Tulsa TLC, LLC, in 2014, to accommodate a new financing through an industrial revenue bond.

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

The SNF was refinanced with a commercial bank for $1,750,000. The SNF was under a five-year lease to Healthcare Management of Oklahoma for an initial rent of $35,000 per month commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the Receiver resulted in our engaging in a turnaround effort to restore viable operations at the SNF. Under the oversight of the Receiver, we have undertaken substantial renovations at the SNF at a cost of over $1,500,000. In 2017, we and the Receiver entered into a Management Agreement with a new operator.

The ALF renovations are substantially complete. To date we have expended in excess of $2.0 million in upgrades at the ALF, and hope to begin operations in the second quarter of 2018.

The ILF requires renovation and is not subject to an operating lease. When the renovation is complete the Company plans to lease it as well.

In November 2017 we obtained a new line of credit for Southern Hills in the principal amount of $7.3 million. The line of credit matures April 30, 2018; and we expect it to be renewed. The line of credit was used to refinance the $1.75 million loan on the SNF and to repurchase some of the IRB’s on the ALF and ILF.

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

The subordinated debt in the amount of $1,280,000 matured on July 1, 2015. With accrued and unpaid interest, the outstanding balance of the subordinated debt at December 31, 2017 was $1,344,000. Investors in the subordinated debt were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the debt is not paid by the Company when due. Effective December 31, 2015, the investors holding all of the outstanding interests in the subordinated debt executed an Agreement Among Lenders pursuant to which they agreed to exchange their undivided interests in the note held by GWH Investors, LLC for separate, individual notes, and (i) waived any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017, in consideration for which Goodwill Hunting, LLC agreed to pay each investor a one-time premium equal to 5% of the principal amount of the notes at such time as the notes are repaid.

In April 2017, the former GWH Investors, LLC executed an Allonge and Modification Agreement pursuant to which they agreed to (i) waive all accrued and unpaid interest (ii) waive further interest payments until January 2018 (iii) fix interest at 13% beginning January 2018, (iv) extend the maturity date to December 31, 2019 and (v) agreed to accept an additional 15% premium payment upon repayment of the notes. Giving effect to the foregoing, these investors are now entitled to a one-time 20% premium payment upon repayment of the notes.

As of December 31, 2017, the Company owns an 85% interest in Goodwill Hunting, LLC. That interest was 83.62% at December 31, 2015. The former investors in GWH Investors, LLC still hold subordinated debt in the net amount of $1,280,000 plus accrued interest.

Acquisition of Edwards Redeemer Health & Rehab

Effective September 16, 2014, the Company acquired from a former affiliate a 62.5% membership interest in Edwards Redeemer Property Holding, LLC, which owns the real property and improvements known as the Edwards Redeemer Health & Rehab, a 106 bed nursing home located on 3.05 acres in Oklahoma City, Oklahoma.

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expired in December 2017. On January 22, 2016, the lease operator that operates the facility filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The lease operator emerged from bankruptcy in 2017 and executed a new five year lease.

The purchase price for the 62.5% interest in the facility was $491,487, which was subject to an aggregate of $2,381,500 in debt. The purchase price was offset in its entirety as a credit against an advance receivable owed by a former affiliate to the Company.

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

As a result of these transactions, at December 31, 2017, the Company held a 100% interest in GL Nursing, LLC. That interest was 75.5% at December 31, 2015.

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

In 2017, we executed an amendment to the operating lease to clarify that the straddle period would end February 28, 2018. On or about that date, the operator informed us that it would not continue as a lease operator. In March 2018, a new lease operator assumed operations of the facility under an Operations Transfer Agreement.

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

Effective October 30, 2017, we completed a HUD refinance of this facility which included the repayment in full of the Providence Investor HR notes.

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

Meadowview Healthcare Center

Effective September 30, 2014, the Company purchased the Meadowview Healthcare Center located in Seville, Ohio (“Meadowview”) and owns 100% of this facility. The facility is licensed for 100 skilled nursing beds, is 27,500 square feet and located on five acres of land. Seville, Ohio is located approximately 25 miles west of Akron, Ohio and 40 miles south of Cleveland, Ohio in an area with attractive population growth in the 65 to 74-year age bracket. The total purchase price for Meadowview was $3.2 million, which was paid in cash using the proceeds of the Note Offering described below. Meadowview was acquired through High Street Nursing, LLC, a wholly-owned subsidiary of the Company formed for the sole purpose of completing the purchase.

Effective October 31, 2017, we completed a refinance of the mortgage notes with a $3.0 million term loan from ServisFirst Bank. We used the proceeds of the loan to repay the mortgage notes issued in 2014.

Meadowview is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expires in October 2024. The lease was generating $361,000 in gross annual rent; however, the operator has experienced adverse results in late 2017 and early 2018 and we are exploring solution including potentially changing operators. We have not identified a new operator for this facility.

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

We have completed approximately $1.0 million in renovations at this facility and got regulatory clearance to admit a small number of residents in the first quarter of 2018. We still need further clearances to begin full scale operations.

We have entered into a five year operating lease with a straddle period during which we have agreed to make working capital advances to the operator to cover further improvements (“Advances”) which will be repaid with 12% interest. During the straddle period, the operator will make nominal monthly rent payments of $15,000, which increase to $50,000 per year, with census adjustments, after the end of the straddle period.

Recent Financings

2014 Note Offering

The Company completed a $3.2 million private offering of its 6.5% Senior Secured Convertible Promissory Notes (the “Notes”) on September 26, 2014 (the “Note Offering”). The Notes accrue interest at the rate of 6.5% per annum, payable quarterly, and mature on the third anniversary of the date of issue. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 under the Securities Act.

The Notes were secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio. In October 2017, the notes were repaid as part of a $3.0 million senior note refinance with ServisFirst Bank.

2016 – 2017 Senior Secured Note Offering

In November 2016, the Company commenced a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,500,000, on a best efforts basis. As of December 31, 2017, $1,200,000 of the notes have been issued. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on December 31, 2018. For every $1.00 in principal amount of note, each investor received one warrant exercisable for 12 months to purchase one share of common stock at an exercise price of $0.75 per share. The warrants contain a cashless exercise provision. The notes are secured by a senior UCC security interest in the tangible and intangible assets of the Company.

2017 Senior Note Offering

In December 2017, the Company completed a private offering of 10% Senior Notes in the aggregate amount of $300,000. The notes bear interest at the rate of 10% per annum payable monthly and mature on October 31, 2020. For every $1.00 in principal amount of note, each investor received one warrant exercisable for 12 months to purchase one share of common stock at an exercise price of $0.75 per share. The warrants contain a cashless exercise provision.

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

EMPLOYEES

As of December 31, 2016, we had one full time salaried employee. For the year ended December 31, 2017, our CEO and CFO each received compensation of equity valued at $157,558. The CEO and CFO were each compensated with equity valued at $38,000 per quarter for those periods. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned nine senior living facilities. The following table provides summary information regarding these facilities.

Property Name	Location	Effective Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at December 31, 2017

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,643,545

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	$3,500,000	$2,376,101

Southern Hills Retirement Center	Tulsa, OK	100%		2/7/2014	104,192	$2,000,000	$6,934,733

Goodwill Nursing Home	Macon, GA	85%		5/19/2014	46,314	$7,185,000	$6,026,279

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	$3,142,233	$2,205,934

Providence of Sparta Nursing Home	Sparta, GA	100	% (2)	9/16/2014	19,441	$2,836,930	$3,034,826

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	$3,000,000	$3,200,000

Grand Prairie Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	$6,742,767	$4,618,006

Abbeville Health & Rehab	Abbeville, GA	100%		5/25/2016	29,393	$2,100,000	$2,592,366

Property Name	2017 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (3)	$610,000	October 31, 2022
Warrenton Health and Rehabilitation	$612,000	June 30, 2026
Southern Hills Retirement Center	$452,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$221,337	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$561,816	October 31, 2022
Providence of Sparta Nursing Home (2)	$450,000	June 30, 2026
Meadowview Healthcare Center	$384,000	October 31, 2024
Grand Prairie Nursing Home (3)(5)	$-	-
Abbeville Health & Rehab	$-	-

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017. As of December 31, 2017, the notes were repaid.

(3)	On January 22, 2016, the lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. In 2017 the lease operator emerged from bankruptcy and executed a new five year lease.

(4)	Goodwill was closed by regulators in January 2016 and did not generate any revenue in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent for the first year which began February 1, 2017 is $16,667 per month plus an occupancy rent based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.

(5)	We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence unit the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. The straddle period ended February 2018 and the lease operator informed us that it would no longer operate the facility. In March 2018, a new operator assumed operations of the facility under an OTA.

ITEM 3.	LEGAL PROCEEDINGS

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. This case was settled in 2017 for payment of $20,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GBCS”. On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2016 through December 31, 2017.

	High	Low
Jan – Mar 2016	$0.80	$0.33
Apr – June 2016	$0.67	$0.29
July – Sept 2016	$0.45	$0.33
Oct – Dec 2016	$0.57	$0.26
Jan – Mar 2017	$0.57	$0.35
Apr – June 2017	$0.52	$0.40
July – Sept 2017	$0.52	$0.35
Oct – Dec 2017	$0.54	$0.33

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

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2017 and 2016, the Company paid dividends on common stock of $0, or $0.00 per share in addition to the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

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

For the year ended December 31, 2017, the Company incurred a net loss of $3,001,618, reported net cash provided by operations of $218,252 and has an accumulated deficit of $9,048,443. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2017 totaled $3,129,928, compared to $2,859,842 for the year ended December 31, 2016, an increase of $270,086. Factors that contributed to the increase in rental revenue included bringing Goodwill back online after nearly a year of no operations, improved performance at the Southern Hills SNF and our lease operator in Dodge and Edwards Redeemer emerging from bankruptcy in 2017. These factors were offset by our sale of Providence of Greene Point Healthcare Center for $3.8 million in June 2016 and the resultant loss of revenues from that facility, which recognized rental revenues of $143,616 for 2016 compared to $287,052 for 2015.

Looking forward, we expect to bring Abbeville and the Southern Hills ALF online in the second quarter of 2018 and expect those facilities to contribute significantly in 2018. We also plan to begin the substantial investment in the Southern Hills ILF in the second quarter of 2018 and have it online by the end of the year. Lonoke and Meadowview continue to challenge and we are exploring solutions including the possible sale of Lonoke and a change of operator at Meadowview.

General and administrative expenses were $1,001,202 for the year ended December 31, 2017 compared to $1,791,421 for the year ended December 31, 2016, an decrease of $790,219. The decrease was due to decreases in expenses, such as 173,565 in Legal expenses, 155,575 in Director’s Compensation, 145,000 in Lease Termination expenses, 137,078 in salaries and management fees, and 137,918 in accounting fees, along with miscellaneous other cost savings. For the years ended December 31, 2017 and 2016, general administrative expenses included $488,321 and $536,886, respectively, of share based compensation related to restricted stock and common stock awards granted. We recognized $150,000 of bad debt expense during 2016 related to a note receivable which we determined to be uncollectible. This classification also includes legal, accounting, and other professional fees incurred in complying with regulatory reporting requirements.

Property taxes, insurance, and other operating expenses totaled $424,348 and $584,374 for the years ended December 31, 2017 and 2016, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We were required to cover these expenses at our Goodwill and Lonoke facilities due to defaults by our operator lessees. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Acquisition expenses in excess of capitalized cost were $0 and $52,325 for the years ended December 31, 2017 and 2016, respectively. During 2016, we incurred acquisition costs in the form of a partial forfeiture of an earnest money deposit related to the potential purchase of a skilled nursing facility. The acquisition failed to close.

We periodically review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2017, we determined that the carrying value of High Street Nursing’s property and equipment was greater than their estimated fair value. In accordance with the guidance for the impairment of long-lived assets, we recorded an impairment loss of $1,560,000 in 2017 to adjust the carrying value of the asset to our estimate of its fair value. No impairment loss were recorded in 2016.We estimated that fair value using the comparable sales method.

Depreciation expense totaled $1,239,865 for the year ended December 31, 2017 compared to $1,470,238 for the year ended December 31, 2016, a decrease of $230,373. We have not recorded depreciation expense on our independent living and assisted living facilities located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Warrants to purchase our common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. For the years ended December 31, 2017 and 2016, we recognized a change in fair value of the warrant liability of $151,080 and $58,085, respectively.

For the year ended December 31, 2017 we recognized a gain of $175,129 on the extinguishment of debt as a result of tender offer repurchases and retirements of $519,000 in IRB bonds payable as a discount. For the year ended December 31, 2016, we recognized a $1,163,458 gain on extinguishment of debt as a result of an exchange of common stock for an unsecured note payable with a principal balance of $1,550,000 and unpaid interest of $99,458.

A gain of $32,073 was recognized for the year ended December 31, 2017 was recognized on the settlement of accounts payable and other liabilities, compared to $96,542 during 2016.

Interest income of $8,079 and $31,978 was recognized for the years ended December 31, 2017 and 2016, respectively, from outstanding notes receivable.

Interest expense totaled $2,277,492 for the year ended December 31, 2017 compared to $2,584,860 for the year ended December 31, 2016, a decrease of $307,368. The decrease in interest expense is attributable to the retirement of mezzanine debt outstanding during 2017 compared to the 2016, and interest payable forgiven related to the Goodwill Hunting subordinated notes. Capitalized interest on construction in progress was $243,544 in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2017, the Company had cash and cash equivalents of $154,566 on hand. In June 2016, we sold our Greene Point facility for gross cash proceeds of $3.8 million. A portion of the proceeds were used to pay off an existing mortgage related to the facility in the amount of $1.7 million and related subordinated debt of $1,181,250. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2018, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash totaled $817,582 as of December 31, 2017 which is reserved for debt service associated with our Southern Hills Industrial Revenue Bonds and our HUD loan on the Providence of Sparta Nursing Home.

Cash provided by operating activities was $218,252 for the year ended December 31, 2017 compared to cash used in operating activities of $506,953 for the year ended December 31, 2016. Cash flows provided by operations in 2016 were negatively impacted by the decrease in rental revenues as a result of the bankruptcy filing of a lease operator and the closure of one facility. Cash flows provided by operations in 2017 recovered some rental revenues and realized major reductions in general and administrative costs.

Cash used in investing activities was $1,243,104 and cash provided by investing activities was $2,222,738 for the years ended December 31, 2017 and 2016. During 2017, we purchased $299,277 in debt securities and spent $860,368 in capital expenditures. During 2016, we issued a $150,000 note receivable, received collections of $573,428 from notes receivable – related parties, received proceeds from the sale of property and equipment in the amount of $2,112,970, and spent $313,660 on capital expenditures.

Cash provided by financing activities was $601,176 for the year ended December 31, 2017 compared to cash used in financing activities of $1,208,598 for the year ended December 31, 2016. During 2017, we made payments on debt approximating $0.7 million and received proceeds from issuance of debt of $1.4 million. During 2016, we made payments on debt approximating $1.7 million and received proceeds from issuance of debt of $600,000.

As of December 31, 2017 and 2016, our debt balances consisted of the following:

	December 31, 2017	December 31, 2016

Convertible Notes Payable	$-	$3,200,000
Senior Secured Promissory Notes	625,000	150,000
Senior Secured Promissory Notes - Related Parties	875,000	450,000
Fixed-Rate Mortgage Loans	18,750,685	14,666,206
Variable-Rate Mortgage Loans	7,210,372	6,273,129
Bonds Payable	5,061,000	5,640,000
Line of Credit	1,873,733
Other Debt	1,536,000	2,394,000
	35,931,790	32,773,335
Premium, Unamortized Discount and Debt Issuance Costs	(809,699)	(735,904)
	$35,122,091	$32,037,431
As presented in the Consolidated Balance Sheets:
Debt, Net	$34,282,407	$31,662,724
Debt - Related Parties, Net	$839,684	$374,707
	$35,122,091	$32,037,431

The weighted average interest rate and term of our fixed rate debt are 6.35% and 8.5 years, respectively, as of December 31, 2017. The weighted average interest rate and term of our variable rate debt are 5.39% and 13.8 years, respectively, as of December 31, 2017.

Mortgage Loans and Debts Secured by Real Estate

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding on December 31,		Stated Interest	Maturity
Property	Amount	2017	2016	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,643,545	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,466,375	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	23,904	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home	2,720,000	2,376,101	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,205,934	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center	1,750,000	-	1,578,286	4.75% Fixed	November 10, 2017
Southern Hills Retirement Center Line of Credit	7,229,051	1,873,733	-	5.25% Fixed	April 30, 2018
Southern Hills Retirement Center Bonds (4)	5,700,000	5,061,000	5,640,000	Average 7.71% Fixed	March 01, 2023 to March 1, 2044
Providence of Sparta Nursing Home	3,039,300	3,034,826	1,655,123	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center	3,000,000	3,000,000	-	6.00% Fixed	October 30, 2022
Grand Prairie Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
Abbeville Health & Rehab	2,660,000	2,592,366	-	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021

		$32,895,790	$26,579,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First Commercial Bank.

(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. In addition, at December 31, 2017 that Company had not made all of the required installment monthly payments. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the existence of events of default and has demanded payment. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership inter

(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.

(4)	The Bonds include 3 different series, each at a different interest rate, the weighted average of which is 7.71%

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.

Subordinated and Corporate Debt

Our subordinated debt at December 31, 2017 and 2016 includes unsecured notes payable issued to controlled entities used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	December 31, 2017	December 31, 2016	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,344,000	13.0% (1)(2) Fixed	December 31, 2019 (2)
Providence of Sparta Nursing Home	1,050,000	-	1,050,000	10.0% Fixed	December 31, 2017 (3)(4)
		$1,536,000	$2,394,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid. We are in discussions with the lenders to restructure the accrued interest into a new note to be amortized through future payments. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Goodwill subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Goodwill Hunting LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $64,000) as such time as the note is repaid. For the year ended December 31, 2016, a premium of $64,000 has been recognized into earnings. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.

(4)	We applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017. Subsequent to September 30, 2017, the senior and subordinated debt was repaid from the proceeds of a new HUD loan.

Our corporate debt at December 31, 2017 and 2016 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding on December 31,		Stated Interest	Maturity
Series	Amount	2017	2016	Rate	Date

10% Senior Secured Promissory Note	$1,200,000	$1,200,000	$600,000	10.0% Fixed	December 31, 2018
10% Senior Promissory Note	300,000	300,000	-	10.0% Fixed	October 31, 2020

		$1,500,000	$600,000

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has complied in some instances in an untimely manner.

Contractual Obligations

As of December 31, 2017, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$35,931,790	$19,124,734	$8,766,821	$5,302,058	$2,738,177
Notes and Bonds Payable - Interest	3,943,506	1,521,464	1,450,207	764,331	207,504

Total Contractual Obligations	$39,875,296	$20,646,198	$10,217,028	$6,066,389	$2,945,681

We have $9.1 million of debt maturing and expect principal reduction payments of approximately $350,000 in the year ended December 31, 2018. There is also $9.7 million in debt in technical default maturing after December 31, 2018 but shown due immediately. This compares to $22.5 million of debt that matured or was in default in the year ending December 31, 2017.While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $7.9 million in mortgage loans maturing in 2018 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1.2 in senior notes maturing in 2018. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details. The following is a summary of our subordinated debt at December 31, 2017 and 2016:

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our 10% Senior Secured Promissory Notes in the aggregate amount of $900,000 and $600,000 during 2017 and 2016 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Subsequent Events

In January 2018 certain Senior Secured Promissory Notes worth $225,000 with a maturity date of January 13, 2018 were exchanged for notes with a maturity date of December 31, 2018. The corresponding 225,000 warrants issued with the original notes were extended to an expiration date of December 31, 2018.

On January 23, 2018, the Company issued 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Directors’ Compensation Plan for 2018.

On April 5, 2018, the Company entered into a definitive Purchase and Sale Agreement to acquire the Woodlands Health and Rehab Center in Midway, Georgia. The transaction is subject to numerous conditions and is pending as of the date of this Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2017. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	44	Director, CEO	2015
Clifford L. Neuman	69	Director	2014
Andrew L. Sink	51	Director, Interim COO(1)	2015
Zvi Rhine	38	Director, President, CFO	2015
Adam Desmond	47	Director	2017
Josh Mandel	43	Director	2017

(1)	Mr. Sink resigned as Interim COO in March 2017.

Lance Baller serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. from 1993 to the present (personal holding company), High Speed Mines, LLC and High Speed Aggregate, LLC (gold, sand, rock and gravel mining), RM Investments, LLC (fast food real estate), HSA Bedrock, LLC (landscape material supply) and Baller Family Foundation, Inc. (personal family foundation). He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Chairman. He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company. Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund. He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. He was also a director of Equal Earth, Inc. (2013 to 2014). He has served on numerous boards of directors of both private and public companies, including Index Asset Management, Inc., where he has served on the Board of Trustees since 2014.

Clifford L. Neuman has been engaged as a principal in his own law firms for over 43 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves on the Board of Directors of Medicine Horse Program, a non-profit equine assisted psychotherapy facility in Boulder, a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

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

Zvi Rhine has over 15 years of experience in the securities industry. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. Prior to founding Sabra Capital Partners, he worked at Hilco Trading concentrating on asset-backed investments and sale-leaseback transactions. From 2005 to 2008, he was a Director of Boone Capital, an event-driven hedge fund concentrating on small to mid-cap companies. Mr. Rhine has also worked in various investment capacities for Banc of America Securities and US Bancorp Piper Jaffray. He is a graduate of the University of Illinois.

Adam Desmond is the founder and CEO of Needle Rock Capital, an investment banking firm located in Carbondale, Colorado. Prior to founding Needle Rock Capital, Mr. Desmond founded ASG Securities in 1998 that focused exclusively on small/mid-cap banks and thrift markets. In 2004 ASG Securities became FIG Partners LLC which expanded the business from a sales and trading platform to a full-service investment banking firm. Mr. Desmond assembled a team of principals at Fig Partners that raised over $2.5 billion in equity since 2007 and completed more than 95 whole bank transactions throughout the United States, with offices in Chicago, Los Angeles, San Francisco, Dallas, New Jersey and Charlotte, employing over 60 people. Mr. Desmond began his career at the Chicago Mercantile Exchange in the financial quadrant and went on to Raymond James and Associates where he helped develop a high yield fixed income department. Mr. Desmond enjoys supporting and servicing many charitable organizations, including helping fund the building of a school in the Philippines through St. Mary’s Catholic Church in Aspen, Colorado. Mr. Desmond is a graduate of the University of Wisconsin – Madison with a Bachelor of Arts in International Economics and Political Science.

Josh Mandell is currently Chief Operating Officer of the Gateway Companies, an investor, developer and manager of multifamily housing properties across the Southeastern USA. From 2014-2017, he served as the Director of Investments for StoneRiver Company, a full-service private real estate firm focused on the investment, development and management of commercial real estate across the Southeastern US. Prior to that Mr. Mandell served as General Counsel and later, Chief Development Officer for BSR Trust (formerly Summit Housing Partners), an owner/operator of approximately 20,000 affordable and conventional multifamily housing units across 10 states in the Southeast.

Mr. Mandell is a graduate of the University of Alabama (B.A. History, 1996) and Loyola University (New Orleans) School of Law (JD, International Law Certificate, 2000), and he is a member of the Louisiana and Alabama State Bar Associations. He also serves on the Boards of Directors of The Alabama Wildlife Federation, The Eyesight Foundation of Alabama, Birmingham Jewish Federation and Mountain Brook Athletics.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2017, meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent. There were four (4) meetings of the Board during 2017. All Board members attended 100% of the Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2017, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”), which was amended in 2017, pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

1.	The grant to each Director shall consist of restricted shares of common stock of the Company having a Market Value equal to $30,000. For the purposes of the Plan, “Market Value” shall mean the closing price of the Company’s common stock on its principal trading market on a date determined by the Board of Directors.

2.	All shares granted to Directors under the Plan shall vest ratably at the rate of 1/12th per month for each month of service during the year.

3.	Should the Company determine that it is obligated to withhold payroll taxes from the Award, the undersigned Director will consent to the Company reducing the Award to the extent necessary to satisfy such obligation. Should the Company not withhold payroll taxes, each Director receiving a grant under the Plan shall be responsible for any and all federal, state or local taxes assessed as a result of such grant and shall indemnify, defend and hold harmless the Company for any liability therefore.

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of 166,665 shares. Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares. For the year, a total of 201,549 shares were issued under the Plan. The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016. The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017. The fourth grant date was January 23, 2018, and consisted of 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Plan for 2018.

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. Andy Sink, Mr. Adam Desmond and Mr. Josh Mandel would be considered “independent” under the NASDAQ rule.

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Lance Baller, Interim President, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2018.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Messrs. Rhine, Sink and Mandell each failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Baller failed to file three (3) reports covering five (5) transactions in a timely fashion; Mr. Neuman failed to file three (3) reports covering four (4) transactions in a timely fashion In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Lance Baller, CEO	2017	-0-		$157,558	-0-	-0-	-0-	-0-	$157,558
	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000

Zvi Rhine, CFO	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558
	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000

Andrew Sink, COO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	$100,000	-0-	-0-	-0-	-0-	$100,000

(1)	Does not include stock based compensation for services as Directors.

Director Compensation

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”), which was amended in 2017, pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

1.	The grant to each Director shall consist of restricted shares of common stock of the Company having a Market Value equal to $30,000. For the purposes of the Plan, “Market Value” shall mean the closing price of the Company’s common stock on its principal trading market on a date determined by the Board of Directors.

2.	All shares granted to Directors under the Plan shall vest ratably at the rate of 1/12th per month for each month of service during the year.

3.	Should the Company determine that it is obligated to withhold payroll taxes from the Award, the undersigned Director will consent to the Company reducing the Award to the extent necessary to satisfy such obligation. Should the Company not withhold payroll taxes, each Director receiving a grant under the Plan shall be responsible for any and all federal, state or local taxes assessed as a result of such grant and shall indemnify, defend and hold harmless the Company for any liability therefore.

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of 166,665 shares. Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares. For the year, a total of 201,549 shares were issued under the Plan. The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016. The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017. The fourth grant date was January 23, 2018, and consisted of 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Plan for 2018.

The following table summarizes director compensation paid for the year ended December 31, 2017:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	-	$30,000	-	-	-	-	$30,000
Zvi Rhine	-	$30,000	-	-	-	-	$30,000
Clifford Neuman	-	$30,000	-	-	-	-	$30,000
Adam Desmond	-	$30,000	-	-	-	-	$30,000
Andrew Sink	-	$30,000					$30,000
Josh Mandel		$6,250					$6,250

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the “Incentive Plan”). An aggregate of 100,000 shares of the Company’s Common Stock is reserved for issuance under the Incentive Plan. As of December 31, 2017, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

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

Effective June 30, 2016, Mr. Neuman received 250,000 shares of common stock in satisfaction of $100,000 in accounts receivable for legal services rendered.

For the third and fourth quarter of 2016, Messrs. Baller and Rhine were each granted 87,000 shares of restricted common stock valued at $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively.

For the quarter ended March 31, 2017, Messrs. Baller and Rhine were each granted 86,364 shares of restricted common stock valued at $0.44 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. For the quarter ended June 30, 2017, Messrs. Baller and Rhine were each granted 84,444 shares of restricted common stock valued at $0.4211 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. For the six months ended December 31, 2017, Messrs. Baller and Rhine were each granted 168,889 shares of restricted common stock valued at $0.4211 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. In addition, Messrs. Baller and Rhine were each granted an additional bonus stock award consisting of 29,268 shares each, valued at $0.44 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2018 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company’s Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent (1)(6)

Common Stock

	Clifford L. Neuman (2) 6800 N. 79 th St., Ste. 200 Niwot, CO 80503	1,164,811	4.34%

	Lance Baller(3) 8480 E. Orchard Rd., Ste. 3600 Greenwood Village, CO 80111	2,775,736	10.34%

	Andrew Sink(5) 3412 Sherwood Rd. Birmingham, AL 35233	599,278	2.23%

	Zvi Rhine(4) 401 E. Ontario St., #2301 Chicago, Ill. 60611	1,773,832	6.61%

	Adam Desmond PO Box 2036 Carbondale, CO 81623	211,914	0.79%

	Josh Mandel c/o 6800 N. 79th St., Ste. 200 Niwot, CO 80503	109,315	0.41

	All Officers and Directors as a Group (6 persons)	6,634,886	24.72%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals’ right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 1,036,023 shares owned individually; and 128,788 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)	Includes 1,273,745 shares owned individually, 266,156 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,335 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 106,500 shares at $0.75 per share owned of record by High Speed Aggregate, Inc., but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 300,000 shares at $0.75 per share owned of record by Ultimate Investments Corp., Inc., as to which Mr. Baller disclaims beneficial ownership for purposes of Section 16 under the Exchange Act. Also includes warrants exercisable to purchase 200,000 shares at $0.75 per share owned of record by Baller Family Foundation, Inc. of which Mr. Baller is a control person, but as to which he disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(4)	Includes 555,000 shares owned by Sabra Investments, LP, of which Mr. Rhine is a control person.

(5)	Includes 541,278 shares owned individually and 58,000 shares owned by Andrew L. Sink IRA

(6)	Based on 26,837,816 shares issued and outstanding on April 1, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Equity Compensation: Executive Officers

For the six months ended June 30, 2016, Messrs. Baller, Rhine and Sink were each granted 250,000 shares of restricted common stock valued at $0.40 per share as stock based compensation for services rendered in their capacities of CEO, CFO and COO, respectively.

Effective August, 2016, Mr. Neuman received 250,000 shares of common stock in satisfaction of $100,000 in accounts receivable for legal services rendered.

For the third and fourth quarter of 2016, Messrs. Baller and Rhine were each granted 87,000 shares of restricted common stock valued at $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively.

For the quarter ended March 31, 2017, Messrs. Baller and Rhine were each granted 86,364 shares of restricted common stock valued at $0.44 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. For the quarter ended June 30, 2017, Messrs. Baller and Rhine were each granted 84,444 shares of restricted common stock valued at $0.4211 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. For the six months ended December 31, 2017, Messrs. Baller and Rhine were each granted 168,889 shares of restricted common stock valued at $0.4211 per shares, or $38,000 per quarter for services rendered in their capacities of CEO and CFO, respectively. In addition, Messrs. Baller and Rhine were each granted an additional bonus stock award consisting of 29,268 shares each, valued at $0.44 per share.

Equity Compensation: Directors

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”), which was amended in 2017, pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

1.	The grant to each Director shall consist of restricted shares of common stock of the Company having a Market Value equal to $30,000. For the purposes of the Plan, “Market Value” shall mean the closing price of the Company’s common stock on its principal trading market on a date determined by the Board of Directors.

2.	All shares granted to Directors under the Plan shall vest ratably at the rate of 1/12th per month for each month of service during the year.

3.	Should the Company determine that it is obligated to withhold payroll taxes from the Award, the undersigned Director will consent to the Company reducing the Award to the extent necessary to satisfy such obligation. Should the Company not withhold payroll taxes, each Director receiving a grant under the Plan shall be responsible for any and all federal, state or local taxes assessed as a result of such grant and shall indemnify, defend and hold harmless the Company for any liability therefore.

The first grant under the Plan was effective January 1, 2015, and consisted of 33,333 shares of restricted common stock issued to each Director of the five directors on that date, for a total of 166,665 shares. Two additional directors joined the Board during the year and received 17,442 shares each, for a total 34,884 shares. For the year, a total of 201,549 shares were issued under the Plan. The second grant date was effective January 1, 2016, and consisted of 45,455 shares of restricted common stock issued to each of the five Directors on that date, for a total of 227,275 shares issued to date under the Plan for 2016. The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017. The fourth grant date was January 23, 2018, and consisted of 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Plan for 2018.

Related Party Transactions

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

In the fourth quarter of 2016 and the first quarter of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Ultimate Investments, Ltd and the Baller Family Foundation, Inc., each entity controlled by Mr, Baller, each invested $200,000. Zvi Rhine invested $50,000, while his brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In addition, Adam Desmond invested $100,000 in the Offering and his father Robert Desmond invested $150,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by MaloneBailey, LLP, its current registered independent public accounting firm, since their appointment in 2015:

	2017	2016

Audit Fees	$100,500	$95,500
Tax Fees	-	-
All Other Fees	-	-0-

Total	$100,500	$95,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-39 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits
	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993

(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993

(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.

(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.

(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(9)	10.48	Escrow Agreement dated June 20, 2007
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.

(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement

(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement

(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.

(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.
(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017s filed with the Commission on May 16, 2017.

*	Filed herewith
**	furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Global Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016

Houston, Texas

April 23, 2018

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Property and Equipment, Net	$36,380,232	$36,162,881
Cash and Cash Equivalents	154,566	578,242
Restricted Cash	817,582	580,747
Accounts Receivable, Net	88,476	-
Investments in Debt Securities	243,469	-
Prepaid Expenses and Other	546,098	221,962
Total Assets	$38,230,423	$37,543,832

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $774,383 and $660,611, respectively	$34,282,407	$31,662,724
Debt – Related Parties, Net of discount of $35,316 and $75,293, respectively	839,684	374,707
Accounts Payable and Accrued Liabilities	350,189	591,446
Accounts Payable – Related Parties	93,114	96,689
Dividends Payable	7,500	7,500
Derivative Liability	95,371	246,451
Lease Security Deposit	280,000	30,000
Total Liabilities	35,948,265	33,009,517
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,300,317 and 25,027,260 Shares Issued and Outstanding at December 31, 2017 and December 31, 2016, Respectively	1,315,016	1,251,363
Additional Paid-In Capital	9,422,924	8,707,116
Accumulated Deficit	(9,048,443)	(6,021,903)
Total Global Healthcare REIT, Inc.
Stockholders’ Equity	2,465,497	4,712,576
Noncontrolling Interests	(183,339)	(178,261)
Total Equity	2,282,158	4,534,315
Total Liabilities and Equity	$38,230,423	$37,543,832

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2017	December 31, 2016

Revenue
Rental Revenue	$3,129,928	$2,859,842
Expenses
General and Administrative	1,001,202	1,791,421
Property Taxes, Insurance and Other Operating	424,348	584,374
Acquisition Costs	-	52,325
Gain on Disposal of Property and Equipment	-	(980,839)
Depreciation	1,239,865	1,470,238
Total Expenses	2,665,415	2,917,519
Income (Loss) from Operations	464,513	(57,677)
Other (Income) Expense
(Gain) Loss on Warrant Liability	(151,080)	(58,085)
Gain on Extinguishment of Debt	(175,129)	(1,163,458)
Gain on Settlement of Other Liabilities	(32,073)	(96,542)
Impairment Loss of Long Term Assets	1,560,000	-
Interest Income	(13,079)	(31,978)
Loss on modification of warrant	62,696
Interest Expense	2,214,796	2,584,860
Total Other (Income) Expense	3,466,131	1,234,797
Equity in Income from Unconsolidated Partnership	-	-
Net Income (Loss)	(3,001,618)	(1,292,474)
Net Loss Attributable to Noncontrolling Interests	5,078	140,860
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(2,996,540)	(1,151,614)
Series D Preferred Dividends	(30,000)	(30,000)
Net Income (Loss) Attributable to Common Stockholders	$(3,026,540)	$(1,181,614)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)
Weighted Average Common Shares Outstanding:
Basic	25,849,025	23,353,387
Diluted	25,849,025	23,353,387

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.
	Number		Number		Number		Paid-In	Accumulated	Stockholders’	Non-controlling	Total
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Equity	Interests	Equity

Balance, December 31, 2015	200,500	401,000	375,000	375,000	22,246,453	1,112,323	8,978,914	(4,840,289)	6,026,948	(1,431,625)	4,595,323
Share Based Compensation – Restricted Stock Awards					1,072,275	53,613	483,273	-	536,886	-	536,886
Common Stock Issued for Debt					1,350,000	67,500	418,500		486,000	-	486,000
Common Stock Issued for Accounts Payable					250,000	12,500	100,000		112,500	-	112,500
Common Stock Issued for Services					35,000	1,750	22,050	-	23,800	-	23,800
Fair Value of Warrants Issued with Notes Payable							102,280		102,280		102,280
Series D Preferred Dividends								(30,000)	(30,000)	-	(30,000)
Exchange of Common Stock and Cash for Noncontrolling Interests					73,532	3,677	(1,397,901)	-	(1,394,224)	1,394,224	-
Net Loss								(1,151,614)	(1,151,614)	(140,860)	(1,292,474)
Balance, December 31, 2016	200,500	401,000	375,000	375,000	25,027,260	1,251,363	8,707,116	(6,021,903)	4,712,576	(178,261)	4,534,315

									Global
	Series A Preferred		Series D Preferred						Healthcare
	Stock		Stock		Common Stock		Additional		REIT, Inc.
	Number		Number		Number		Paid-In	Accumulated	Stockholders’	Non-controlling	Total
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Equity	Interests	Equity

Balance, December 31, 2016	200,500	$401,000	375,000	$375,000	25,027,260	$1,251,363	$8,707,116	$(6,021,903)	$4,712,576	$(178,261)	$4,534,315
Share Based Compensation and settlement of accrued salary – Restricted Stock Awards - Related Parties	-	-	-	-	1,273,057	63,653	531,677	-	595,330	-	595,330
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Relative Fair Value of Warrants Issued with Notes Payable	-	-	-	-	-	-	121,435	-	121,435	-	121,435
Loss on Modification of Warrants	-	-	-	-	-	-	62,696	-	62,696	-	62,696
Net Loss	-	-	-	-	-	-	-	(2,996,540)	(2,996,540)	(5,078)	(3,001,618)
Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net loss	$(3,001,618)		$(1,292,474)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,239,865		1,470,238
Amortization and Accretion	283,601		129,139
Impairment Loss on Long Term Assets	1,560,000		-
Provision for Bad Debt	-		150,000
Increase in Deferred Rent Receivable	(325,137)		(109,481)
Stock Based Compensation	488,320		536,886
Gain on Settlement of Accounts Payable	(32,073)		(84,042)
Gain on Extinquishment of Debt	(175,129)		(1,163,458)
Loss on Modification of Warrants	62,696		-
Foregiveness of Debt	-		(100,000)
Gain on Derivative Liability	(151,080)		(58,085)
Premium on Debt, net	(64,107)		120,250
Gain on Sale of Property and Equipment	-		(980,839)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(4,476)		-
Other Assets	1,001		109,550
Accounts Payable and Accrued Liabilities	86,389		765,363
Lease Security Deposits	250,000		-
Cash Provided by (Used in) Operating Activities	218,252		(506,953)

Cash Flows From Investing Activities:
Issuance of Note Receivable	(84,000)		(150,000)
Collections on Notes Receivable - Related Parties	-		573,428
Purchase of Investments in Debt Securities	(298,736)		-
Proceeds from Sale of Property and Equipment	-		2,112,970
Capital Expenditures for Property and Equipment	(860,368)		(313,660)
Cash Provided by (Used in) Investing Activities	(1,243,104)		2,222,738

Cash Flows From Financing Activities:
Proceeds from Debt, Related Parties	425,000		450,000
Proceeds from Debt, Outside Parties	961,336		150,000
Payments on Debt, Outside Parties	(720,044)		(1,701,416)
Change in Restricted Cash	(18,216)		(38,912)
Deferred Loan Costs Paid	(16,900)		(38,270)
Dividends Paid on Preferred Stock	(30,000)		(30,000)
Cash Provided by (Used in) Financing Activities	601,176		(1,208,598)

Net Increase (Decrease) in cash	(423,676)		507,187
Cash at Beginning of the Year	578,242		71,055
Cash at End of the Year	$154,566		$578,242
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$2,015,055		$2,040,458
Cash Paid for Income Taxes	$-		$-
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$7,500		$30,000
Additions to fixed assets financed with debt	$2,156,847		$396,915
Loan Cost of Colony Bank Loan	$-		$-
Common Stock issued for Settlement of Accrued Compensation	$107,010		$112,500
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$121,435		$102,280
Extinguishment of Bonds through Investments in Debt Securities	$519,000		$-
Acquisition of Membership Interests in exchange of Common Stock and Cash	$-		$1,394,224
Common Stock issued for Debt Cost	$-		$23,800
Common Stock issued for Debt and Accrued Interest	$-		$486,000
Payment of accrued interest through entrance of debt	$-		$80,193
Refinancing of Mortgage Loans	$7,884,437	$
Loan costs incurred for refinancing	$219,005	$

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of December 31, 2017, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2017	2016

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	$817,582	$580,747

	$817,582	$580,747

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2017 and 2016 were $315,955 and $689,459, respectively. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairment of Long Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of the property using standard industry valuation techniques. In 2017, the Company determined that the carrying value of the High Street Nursing’s property and equipment was greater than their estimated fair value. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment loss of $1,560,000 in 2017 to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using the comparable sales method.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2017 and 2016, deferred loan costs paid in cash totaled $16,900 and $38,270, respectively; deferred loan costs paid using proceeds from loans totaled $219,005 and $0, respectively Amortization expense for the years ended December 31, 2017 and 2016 totaled $283,601 and $118,483, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $541,649 and $216,511 as of December 31, 2017 and 2016, respectively. Adjustments to reflect rental income on a straight-line basis totaled $321,612 and $109,481 for the years ended December 31, 2017 and 2016, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2017 and 2016, there were no deferred lease incentives recorded.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. As of December 31, 2017, the Company has 2,269,596 common stock warrants outstanding, which could be converted into 2,269,596 shares of common stock; 200,500 shares of Series A Preferred Stock outstanding, which could be converted into 200,500 shares of commons stock; 375,000 shares of Series D Preferred Stock outstanding, which could be converted into 375,000 shares of common stock.

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted loss per share as of December 31:

	2017	2016

Weighted Average Number of Common Shares Used in Basic Loss Per Share	25,849,025	23,353,387

Effect of Dilutive Securities:
Common Stock Warrants	-	-
Convertible Preferred Stock	-	-

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Diluted Loss Per Share	25,849,025	23,353,387

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. ASU 2014-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. Under the full retrospective method, the standard would be applied retrospectively to all reporting periods represented on the financial statements. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. The Company intends to implement the standard using the modified retrospective approach. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard will be limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

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

For the year ended December 31, 2017, the Company incurred a net loss of $43,001,618 and has an accumulated deficit of $9,048,443. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INVESTMENTS IN DEBT SECURITIES

At December 31, 2017 and 2016, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	December 31, 2017	December 31, 2016

States and Municipalities	$243,469	$-

Contractual maturities of held-to-maturity securities at December 31, 2017 are as follows:

Net Carrying Amount

Due in One Year or Less	$413,000

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Land	$1,597,500	$1,577,500
Land Improvements	200,000	200,000
Buildings and Improvements	35,312,194	33,461,661
Furniture, Fixtures and Equipment	1,430,502	1,125,507
Construction in Progress	3,956,841	3,115,154

	42,497,037	39,479,822
Less Accumulated Depreciation	(4,556,805)	(3,316,941)
Less Impairment	(1,560,000)	-

	$36,380,232	$36,162,881

Depreciation Expense	$1,239,865	$1,470,238

Impairment Expense	1,560,000	-

Cash Paid for Capital Expenditures	$860,368	$313,660

Property and Equipment financed with Debt	$2,156,847	$396,915

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

On April 4, 2017, the Company successfully bid at foreclosure sale to purchase a 101-bed skilled nursing facility located In Abbeville, Georgia. The Company formed a new wholly-owned subsidiary, Global Abbeville Property, LLC (“GAP”) for the purpose of bidding on the facility. Colony Bank, the senior lender on the facility, was the party undertaking the foreclosure in light of the default of the prior owner. The purchase transaction was consummated in May 2017.

The purchase price for the Abbeville facility was $2.1 million which was entirely financed by Colony Bank through a newly approved closed-end revolving credit facility in the maximum amount of $2.6 million. The additional $500,000 under the credit line was used for renovations on a dollar-for-dollar matching basis. The loan agreement was executed in May 2017, and the maturity date is April 25, 2021. It carries an interest rate of prime plus 0.5%, 4.75% minimum, 5.50% maximum, is cross collateralized with the Eastman note with the same lender, and backed by a corporate guarantee from the Company. The transaction has been treated as an asset acquisition financed by debt, with $20,000 land, $1,827,000 building, and $253,000 fixed assets allocated in relative fair value. The Company recognized $38,421 in loan costs, which is amortized over the life of the loan.

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of the Company’s purchase of the facility, the State of Georgia approved initially a 45 day extension and then a six-month conditional Certificate of Need (“CON”) to allow the Company to complete renovations and reopen the property. The Company assessed that the acquisition of the Abbeville facility did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the acquisition as an acquisition of asset.

5. Notes receivable

Note Receivable – Receiver for Healthcare Management of Oklahoma, LLC

On May 10, 2016, the Company obtained a Court Order appointing a receiver to control and operate the skilled nursing facility in Southern Hills, Tulsa. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the receiver was part of a turnaround effort to restore viable operations at the facility. The Court ordered the Company to provide the receiver a revolving line of credit not to exceed $250,000 of which the Company advanced $150,000 during 2016. The receiver is to repay the revolving an unsecured line of credit from the operation or sale of the facility or other sources. The Company has determined the note as no longer being collectible based on the ability to repay and has recorded bad debt expense of $150,000 in the consolidated statements of operations for the year ended December 31, 2016. During November 2017, the company made a short-term loan in the amount of $84,000 to the operator with the understanding that it would be repaid immediately; the loan was repaid during 2018.

6. NOTES RECEIVABLE – RELATED PARTIES

During the quarter ended March 31, 2016, the Company collected an aggregate of $573,428 in repayment of the note from Gemini Gaming, LLC which the Company accepted in full satisfaction of the total outstanding liability under the note.

7. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2017 and 2016:

	2017	2016

Convertible Notes Payable	$-	$3,200,000
Senior Secured Promissory Notes	625,000	150,000
Senior Secured Promissory Notes - Related Parties	875,000	450,000
Fixed-Rate Mortgage Loans	18,750,685	14,666,206
Variable-Rate Mortgage Loans	7,210,372	6,273,129
Bonds Payable	5,061,000	5,640,000
Line of Credit	1,873,733	-
Other Debt	1,536,000	2,394,000

	35,931,790	32,773,335

Premium, Unamortized Discount and Debt Issuance Costs	(809,699)	(735,904)

	$35,122,091	$32,037,431

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,282,407	$31,662,724

Debt - Related Parties, Net	$839,684	$374,707

	$35,122,091	$32,037,431

Convertible Notes Payable

6.5% Notes Due September, 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. The Notes can be called for redemption at the option of the Company at any time (i) after September 15, 2015 but prior to September 15, 2016 at an early redemption price equal to 103% of the face amount of the Notes, plus accrued and unpaid interest, or (ii) any time after September 15, 2016 but prior to September 15, 2017 at an early redemption price equal to 102% of the face amount of the Notes, plus accrued and unpaid interest. Each Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price of $1.37 per share. The Notes will automatically convert into common stock at the conversion price in the event (i) there exists a public market for the Company’s common stock, (ii) the closing price of the common stock in the principal trading market has been $2.00 per share or higher for the preceding ten (10) trading days, and (iii) either (A) there is an effective registration statement registering for resale under the Securities Act of 1933, as amended, the conversion shares or (B) the conversion shares are eligible to be resold by non-affiliates of the Company without restriction under Rule 144 of the Securities Act. At the time of issuance and based on the Company’s common stock trading activity, the Company determined that no beneficial conversion feature was associated with the Notes. As of December 31, 2017, none of the Notes have been converted into common stock. Deferred loan costs incurred of $180,963 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs totaled $ 45,241 for the year ended December 31, 2017. The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

On November 1, 2017, the Company, through its wholly-owned subsidiary High Street Nursing, LLC consummated a refinancing of its senior notes on its skilled nursing facility in Seville, Ohio. with ServisFirst Bank pursuant to term note in the principal amount of $3,000,000 (the “Meadowview Note”).

Proceeds from the Meadowview Note were used to pay off $3,000,000 of Senior Secured Convertible Promissory Notes and the remaining $200,000 balance of the Senior Secured Convertible Promissory Notes was paid using cash. The interest rate on Meadowview Note is 6.0%. Monthly payments of interest only begin on November 30, 2017 until January 2018, at which time monthly payments of principal and accrued interest shall be due until the Meadowview Note is paid in full on October 30, 2022 (the “Maturity Date”). The Note is secured by an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Mortgage”).

Corporate Senior and Senior Secured Promissory Notes

From November through December 2016, the Company undertook a private offering of its 10% Senior Secured Promissory Notes. As of December 31, 2016, $600,000 of the notes had been issued of which $450,000 were issued to the directors of the Company or entities or persons affiliated with these directors. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity, originally January 13, 2018. The notes were issued with warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision.

As of December 31, 2017, $500,000 in notes had their maturity date extended to December 31, 2018, and all notes’ maturity dates were extended prior to their original maturity. The notes are secured by all assets of the Company not serving as collateral for other notes. The maturity date of the 600,000 warrants issued along with the notes was extended to December 31, 2018 as well. The transaction was accounted for as a debt extinguishment with a loss on modification of warrant in the amount of $62,696 recorded in the consolidated statement of operations for the year ended December 31, 2017.

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision, and were valued using the Black-Scholes pricing model.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

	December 31, 2017	December 31, 2016

Volatility	110% - 157%	131.3% - 133.2%
Risk-free Interest Rate	0.82% - 1.6%	0.81% - 0.92%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.40 - $0.50	$0.39 - $0.44
Expected Life	1 – 1.5 years	1.1 years

The total value of the 2016 warrants on the issue date was estimated to be $102,280 and was bifurcated from the value of the note. The corresponding note discount is being amortized over the life of the note using the straight-line method. On December 31, 2016 the unamortized balance of the discount on the notes was $95,873. During the year ended December 31, 2017, the Company issued 900,000 warrants in connection with its note offerings with a value on the issue date estimated to be $121,435, bifurcated from the value of the note. As of December 31, 2017, the unamortized balance of discount on notes was $77,105. Amortization expense was $140,203 and $6,407 for the years ended December 31, 2017 and December 31, 2016 respectively.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	December 31, 2017	December 31, 2016	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,643,545	$3,742,706	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,466,375	4,520,816	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	23,904	80,193	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,376,101	2,476,109	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,205,934	2,268,096	5.50% Fixed	January 16, 2020
Southern Hills Retirement Center (8)	1,750,000	-	1,578,286	4.75% Fixed	November 10, 2017
Abbeville Health & Rehab (5)	2,660,000	2,592,366	-	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	3,034,826	1,655,123	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	3,000,000	-	6.00% Fixed	October 30, 2022
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,961,057	$20,939,335

(1)	Mortgage loans are non-recourse to the Company except for the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.
(2)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan are Christopher Brogdon and GLN Investors, LLC, in which the Company owns a 100% membership interest. The Company is in negotiations with Mr. Brogdon to sell him the facility.
(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note.
(4)	Amortization expense related to loan costs of this loan totaled $6,160 for the year ended December 31, 2017.
(5)	Proceeds of 2,138,126 were disbursed directly to the seller of the property for acquisition and $454,240 was disbursed to the Company as reimbursement for renovation cost. The loan has 67,634 available as a line of credit, and amortization expense related to loan costs of this loan totaled $5,722, for the year ended December 31, 2017.
(6)	The Senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. There have been $4,474 cash principal reduction payments for the new note, and total amortization expense related to loan costs totaled $9,293 for the year ended December 31, 2017.
(7)	Amortization expense related to loan costs of this loan totaled $1,551 for the year ended December 31, 2017.
(8)	During 2017 the debt at Southern Hills Retirement Center was increase by $18,721 for capitalized construction costs, then paid off $1,546,801 using proceeds from a Line of Credit to the Center and $50,206 using cash.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $18,817 and $3,044 for the year ended December 31, 2017 and $23,558 and $4,248 for the year ended December 31, 2016, with the variance due to an adjustment to accumulated amortization in March 2016. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not compliance as of December 31, 2017. There is $519,000 in voluntary non-cash principal reduction payments during the year ended December 31, 2017. As of December 31, 2017 and December 31, 2016, restricted cash of $817,582 and $580,747, respectively is related to these bonds.

During the year ended December 31, 2017, the Company invested $299,277 in debt securities, consisting of the Tulsa County Industrial Authority Series 2014 Bonds secured by the Southern Hills ALF and ILF. We subsequently used $55,808 of these purchases to settle and retire debt obligations related to these bonds for the face value of $92,000. This resulted in a gain on extinguishment of debt of $36,192 based on the difference between investment in debt and the settled debt obligation.

During the year ended December 31, 2017, the Company executed two tender offers to purchase the debt back from the note holders. The Company successfully retired $427,000 of principal balance from these two tender offers and recorded a gain on extinguishment of debt of $138,937.

Line of Credit – Southern Hills Retirement Center

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with First Commercial Bank pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the existing mortgage on its skilled nursing facility in Tulsa for $1,546,801, Oklahoma and funded a reverse Dutch tender offer on the Industrial Revenue Bonds covering the ALF and ILF for $288,604, and for working capital, including improvements to the ALF and ILF. As of December 31, 2017, a total of $1,873,733 was drawn under the Line of Credit.

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

Other Debt

Other debt due at December 31, 2017 and 2016 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	December 31, 2017	December 31, 2016	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,344,000	13% (1)(2) Fixed	December 31, 2019	(2)
Providence of Sparta Nursing Home	1,050,000	-	1,050,000	10.0% Fixed	December 31, 2017	(3)(4)
Providence of Greene Point Healthcare Center	1,150,000	-	-	10.0% Fixed	Repaid on October 1, 2016	(6)
Golden Years Manor Nursing Home	1,650,000	-	-	11.0% Fixed	April 1, 2016	(5)

		$1,536,000	$2,394,000

(1)	As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt is accruing interest at the default rate but not currently being paid. We are in discussions with the lenders to restructure the accrued interest into a new note to be amortized through future payments. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

(2)	Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The total premium on debt recognized was $192,000, and the accrued interest payable written off was $256,107, for a net gain on premium of $64,107.

(3)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due.

(4)	We applied to refinance the senior and subordinated debt at Sparta with a new HUD loan. To accommodate that application, in March 2017 the investors in Providence HR Investors, LLC, the holder of the subordinated debt, entered into a Forbearance Agreement pursuant to which they agreed to (i) waive the equity ratchet they were entitled to due to our failure to repay the debt on or before the maturity date (ii) waive the accrual of default interest and (iii) extend the maturity date of the subordinated debt to December 31, 2017. In October 2017, the Company refinanced this note with a new HUD loan with a term of 35 years and a fixed rate of 3.88%.

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

(6)	The subordinated note on Greene Point matured on October 1, 2015. Investors in the Greene Point note were entitled to an additional 5% equity in Wash/Greene, LLC, the entity that owns the facility, every six months if the note is not paid when due. Effective December 31, 2015, all of the holders of the Wash/Greene subordinated note executed an Agreement Among Lenders pursuant to which they (i) waived all equity ratchets and (ii) extended the maturity date of their notes to June 30, 2017. In exchange, Wash/Greene LLC agreed to pay the investors a one-time premium equal to 5% of the principal amount of each individual note (approximately $56,000) as such time as the note is repaid. The note was repaid on October 1, 2016.

For the years ended December 31, 2017 and 2016, the Company received proceeds from the issuance of debt of $1,386,336 and $600,000, respectively. Cash payments on debt totaled $720,044 and $1,701,416 for the years ended December 31, 2017 and 2016, respectively

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2018	$19,124,734
2019	1,916,057
2020	6,850,764
2021	2,510,445
2022	2,791,613
2023 and after	2,738,177

$35,931,790

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

As of December 31, 2017 and 2016, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2017 and 2016, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2017 and 2016, the Company declared $30,000 in preferred dividends. $7,500 were accrued as of December 31, 2017 and will be paid in 2018; $7,500 were accrued as of December 31, 2016 and was paid in 2017.

Common Stock

The Company issued 1,012,060 shares of common stock to two officers for compensation during 2017. The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance. The fair value of the shares in the amount of $488,320 was recognized as general and administrative expense in the consolidated statements of operations.

During 2016, the Company issued 35,000 shares of common stock with a fair value of $23,800 as payment to a placement agent that solicited investors who agreed to restructure their subordinated debt.

For the years ended December 31, 2017 and 2016, the Company did not paid dividends on common stock.

As described in Note 7, on September 23, 2016, the Company issued 1,350,000 shares of common stock, priced at $0.36 per share, in exchange for an unsecured note payable in the principal amount of $1,550,000 and unpaid interest of $99,458.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2017	2016

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	1,273,057	1,072,275
Vested	(1,273,057)	(1,072,275)

Outstanding Non-Vested Restricted Stock Units, Ending	-	-

In connection with director restricted stock grants, the Company recognized stock-based compensation of $488,320 and $536,886 for the years ended December 31, 2017 and 2016, respectively.

Common Stock Warrants

As of December 31, 2017 and 2016, the Company had 2,269,596 and 1,821,736, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.78 and $0.79, respectively. Activity for the years ended December 31, 2017 and 2016 related to common stock warrants follows:

	2017		2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	1,821,736	$0.79	2,921,736	$0.76
Issued	900,000	0.75	600,000	0.75
Expired	(452,140)	0.65	(1,700,000)	0.75

Ending Balance	2,269,596	$0.80	1,821,736	$0.79

The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2017 and 2016 was $0 and $19,125, respectively.

Noncontrolling Interests

For the year ended December 31, 2016, 73,532 shares of the Company’s common stock were issued to acquire noncontrolling interests. Valuation of the common stock was at various prices based upon agreements with the holders of the noncontrolling interests.

9. RELATED PARTIES

Clifford Neuman is a manager and member of Gemini Gaming, LLC. As described in Note 6, the Company had a note receivable from Gemini Gaming, LLC at December 31, 2015 which was paid off during 2016. Mr. Neuman provides office space for the Company’s Controller at no charge. In 2017, Mr. Neuman was issued 52,632 shares of common stock with a fair value of $30,000 for directors’ fees. During the year ended December 31, 2017, a gain of $32,073 was recognized from an agreement to reduce the accounts payable due to Mr. Neuman for legal services rendered. As of December 31, 2017 and December 31, 2016, the Company owed Mr. Neuman for legal services rendered $93,114 and $96,689, respectively. For the years ended December 31, 2016, Mr. Neuman was issued 250,000 shares of common stock with a fair value of $112,500 in satisfaction of $100,000 of accrued and unpaid legal fees. A loss of $12,500 was recognized from the settlement of accounts payable due to related parties.

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

In the fourth quarter of 2016 and the year of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Ultimate Investments, Ltd and the Baller Family Foundation, Inc., each entity controlled by Mr, Baller, each invested $300,000 and 200,000, respectively. Zvi Rhine invested $50,000, while his brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In addition, Adam Desmond invested $100,000 in the Offering and his father Robert Desmond invested $150,000.

During the year ended December 31, 2017, Zvi Rhine was issued (i) 52,632 shares of common stock for board compensation, (ii) 87,000 shares of common stock for CFO services provided in the quarter ended December 31, 2016, which resulted in $35,670 of accrued compensation being settled and reclassed to equity, (iii) 29,269 shares of common stock for bonus compensation (iv) 86,364 shares of common stock for CFO services provided in the quarter ended March 31, 2017 (v) 84,444 shares of restricted stock for CFO services provided in the three months ended June 30, 2017 and (vi) 168,889 shares of restricted stock as a retainer for services rendered for the remaining months of calendar year 2017.

During the year ended December 31, 2017, Lance Baller was issued (i) 52,632 shares of common stock for board compensation, (ii) 174,000 shares of common stock for CEO services provided in the quarter ended December 31, 2016, which resulted in $71,340 of accrued compensation being settled and reclassed to equity, (iii) 29,269 shares of common stock for bonus compensation (iv) 86,364 shares of common stock for CEO services provided in the quarter ended March 31, 2017, (v) 84,444 shares of restricted stock for CEO services provided in the three months ended June 30, 2017 and (vi) 168,889 shares of restricted stock as a retainer for services rendered for the remaining months of calendar year 2017.

During 2016, Zvi Rhine was issued 95,000 shares of common stock for services provided valued at $38,000.

During the year ended December 31, 2017, the directors of the Company (six persons – including the Company CEO and CFO) were granted a total of 274,125 shares of restricted common stock for services as directors.

During 2016, the directors of the Company were granted a total of 977,275 shares of restricted common stock.

10. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia (2)	$60,000	October 31, 2022	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2), (3)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (2)	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview	$33,695	October 31, 2024	Term may be extended for one additional five-year term.
Golden Years (2) (4)	$-	-	None
Abbeville H&R (8)	$-	-	None
Southern Hills SNF (5)	$37,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (6)	-	-	None
Southern Hills ILF (7)	-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	On January 22, 2016, a lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. In 2017, the lease operator emerged from bankruptcy and renewed the leases of Middle Georgia and Edwards Redeemer under modified lease terms and has rejected the lease covering Goodwill.
(3)	In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill facility was closed by Georgia regulators and all residents were removed. The Goodwill facility began generating rental revenue in February 2017. In the first year, base rent is $16,667 per month, plus $2,000 per month for every ten occupied beds. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The lease became effective on February 1, 2017 with the lease operator having obtained all regulatory approvals, completed renovations and began admitting patients.
(4)	Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. The lease operator has informed the Company that it intends to vacate the facility effective April 30, 2018. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in March 2018 under an OTA.
(5)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. The Receiver engaged a new manager for the facility at the request of the Company.

(6)	The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this entity to assume operations at the completion of construction.
(7)	The Southern Hills ILF requires renovation and is not subject to an operating lease.
(8)	The company did not established an operating lease during the year as in obtained the provision Certificate of Need in its own name while conducting extensive renovations.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Grand Prairie in Lonoke, Abbeville, and Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating) , as well as Southern Tulsa SNF and GL Nursing):

Years

2018	$3,223,095
2019	3,304,442
2020	3,372,110
2021	3,429,069
2022	3,257,858
2023 and Thereafter	7,470,948

$24,057,522

11. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 1999 through 2017 due to the carry back of net operating losses. On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the “Act”) was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%.”

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31:

	2017	2016

Statutory Federal Income Tax Rate	34%	34%
Warrant Liability	34	34
Tax Rate Reduction	(13)	-
Effect of Valuation Allowance on Deferred Tax Assets	(21)	(34)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31 are as follows:

	2017	2016
Deferred Tax Assets:
Net Operating Loss Carryforwards	$4,026,943	$3,704,378
Capital Loss Carryforward	-	-
Impairment Loss on Long Term Assets	327,600	-
Goodwill Impairment	595,154	595,154
Stock Based Compensation	285,088	182,541
Acquisition Costs	111,099	117,044
Other	195,348	135,792

	5,541,232	4,734,909
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(375,640)	(237,967)
Other	(13,462)	(37,223)

	(1,409,102)	(1,295,190)

Valuation Allowance	(4,132,130)	(3,439,719)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2017 and 2016 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $12,430,000 prior to the expiration of the net operating loss carryforwards beginning in 2018. Taxable loss for the year ended December 31, 2017 approximated $1,530,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2017.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2017, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$95,371	$-	$-	$95,371
Investment in Debt Securities	243,469	243,469	-	-

Fair Value at December 31, 2017:	$338,840	$243,469	$-	$95,371

Warrant Liability – December 31, 2016	$246,451	$-	$-	$246,451

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

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the years ended December 31:

	2017	2016

Beginning Balance January 1, 2017	$246,451	$304,536

Change in Fair Value of Warrant Liability	(151,080)	(58,085)

Ending Balance, December 31, 2017	$95,371	$246,451

The significant assumptions used in the Black-Scholes option pricing model as of December 31, 2017 and 2016 include the following:

	December 31, 2017	December 31, 2016

Volatility	109.3% - 122.22%	105.3% - 124.9%
Risk-free Interest Rate	1.03% - 1.27%	0.44% - 1.47%
Exercise Price	$0.75 - $1.37	$0.50 - $1.37
Fair Value of Common Stock	$0.40	$0.57
Expected Life	0.97 – 1.99 years	0.1 – 2.7 years

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31 follows:

Supplemental Schedule of Non-Cash Investing and Financing Activities	2017	2016

Dividends declared on Series D Preferred Stock	$7,500	$30,000
Additions to fixed assets financed with debt	$2,156,847	$396,915
Common Stock issued for Settlement of Accrued Compensation	$107,010	$112,500
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$121,435	$102,280
Extinguishment of Bonds through Investments in Debt Securities	$519,000	$-
Acquisition of Membership Interests in exchange of Common Stock and Cash	$-	$1,394,224
Common Stock issued for Debt Cost	$-	$23,800
Common Stock issued for Debt and Accrued Interest	$-	$486,000
Payment of accrued interest through entrance of debt	$-	$80,193
Refinancing of Mortgage Loans	$7,884,437	$-
Loan costs incurred for refinancing	$219,005	$-
Payment of Mortgage Debt through Sale of Property	$-	$1,683,200

The accompanying notes are an integral part of these consolidated financial statements.

14. LEGAL PROCEEDINGS

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

Verizon Construction, Inc., v. Southern Tulsa, LLC, et. al., District Court of Tulsa County, Oklahoma, Case No. CJ-2015-04326.

This is a mechanic’s lien foreclosure action on the Southern Hills facility in Tulsa arising from work performed. The Plaintiff was a subcontractor to our general contractor; and while we paid the general contractor for that work, the general contractor apparently did not pay the subcontractor. Plaintiff is seeking $441,939 previously invoiced to the general contractor, plus attorney’s fees and costs. The general contractor, also a named defendant, is liable for this amount but may not have the resources to pay the plaintiff, therefore the Company may be liable for some unknown amount less than or equal to Plaintiff’s claim. This case was settled in 2017 for payment of $20,000.

15. SUBSEQUENT EVENTS

In January, 2018 certain Senior Secured Promissory Notes worth $225,000 with a maturity date of January 13, 2018 were exchanged for notes with a maturity date of December 31, 2018. The corresponding 225,000 warrants issued with the original notes were extended to an expiration date of December 31, 2018.

On January 23, 2018, the Company issued 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Directors’ Compensation Plan for 2018.

On April 5, 2018, the Company entered into a definitive Purchase and Sale Agreement to acquire the Woodlands Health and Rehab Center in Midway, Georgia. The transaction is subject to numerous conditions and is pending as of the date of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: April 23, 2018	By:	/s/ Lance Baller
Lance Baller
Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lane Baller
Lane Baller	Interim CEO, Director	April 23, 2018

/s/ Adam Desmond	(Principal Executive Officer)
Adam Desmond	Director	April 23, 2018

/s/ Zvi Rhine
Zvi Rhine	Director, CFO (Principal Financial and Accounting )	April 23, 2018
Officer
/s/ Clifford L. Neuman
Clifford L. Neuman	Director	April 23, 2018

/s/ Andrew Sink
Andrew Sink	Director	April 23, 2018
/s/ Josh Mandell	Director	April 23, 2018
Josh Mandell

50