Form 10-Q
period 2018-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2018-06-27
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from_______ to ______

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification number

6800 N. 79th St., Ste. 200, Niwot, CO 80503	80111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 449-2100

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

As of June 19, 2018, the Registrant had 26,862,817 shares of its Common Stock outstanding.

INDEX

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Property and Equipment, Net	$36,218,266	$36,380,232
Cash and Cash Equivalents	105,486	154,566
Restricted Cash	809,875	817,582
Accounts Receivable, Net	35,680	88,476
Investments in Debt Securities	278,045	243,469
Prepaid Expenses and Other	615,813	546,098
Total Assets	$38,063,165	$38,230,423

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $740,165 and $774,383, respectively	$34,142,114	$34,282,407
Debt – Related Parties, Net of discount of $24,487 and $35,316, respectively	850,513	839,684
Accounts Payable and Accrued Liabilities	552,898	350,189
Accounts Payable – Related Parties	37,868	93,114
Dividends Payable	7,500	7,500
Derivative Liability	54,948	95,371
Lease Security Deposit	280,000	280,000
Total Liabilities	35,925,841	35,948,265
Commitments and Contingencies Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,862,817 and 26,300,317 Shares Issued and Outstanding at March 31, 2018 and December 31, 2017, Respectively	1,343,141	1,315,016
Additional Paid-In Capital	9,469,699	9,422,924
Accumulated Deficit	(9,260,276)	(9,048,443)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	2,328,564	2,465,497
Noncontrolling Interests	(191,240)	(183,339)
Total Equity	2,137,324	2,282,158
Total Liabilities and Equity	$38,063,165	$38,230,423

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenue
Rental Revenue	$812,065	$783,817
Expenses
General and Administrative	145,155	365,527
Property Taxes, Insurance and Other Operating	80,816	211,098
Depreciation	305,410	294,638
Total Expenses	531,381	871,263
Income (Loss) from Operations	280,684	(87,446)
Other (Income) Expense
Gain on Warrant Liability	(40,423)	(95,816)
Gain on Settlement of Debt	(94,925)	-
(Gain) Loss on Extinguishment of Other Liabilities	29,900	(32,073)
Interest Expense	598,366	624,414
Total Other (Income) Expense	492,918	496,525
Net Income (Loss)	(212,234)	(583,971)
Net Loss Attributable to Noncontrolling Interests	7,901	22,050
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	(204,333)	(561,921)
Series D Preferred Dividends	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$(211,833)	$(569,421)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	26,662,817	25,287,721
Diluted	26,662,817	25,287,721

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Global Healthcare
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards	-	-	-	-	562,500	28,125	16,875	-	45,000	-	45,000
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Loss on Modification of Warrants Triggering Extinguishment of Debt	-	-	-	-	-	-	29,900	-	29,900	-	29,900
Net Loss	-	-	-	-	-	-	-	(204,333)	(204,333)	(7,901)	(212,234)
Balance, March 31, 2018	200,500	$401,000	375,000	$375,000	26,862,817	$1,343,141	$9,469,699	$(9,260,276)	$2,328,564	$(191,240)	$2,137,324

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(212,234)	$(583,971)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	305,410	294,638
Amortization and Accretion	45,047	57,888
Increase in Deferred Rent Receivable	(23,736)	(71,057)
Stock Based Compensation	45,000	150,001
Gain on Settlement of Accounts Payable	-	(32,073)
Gain on Settlement of Debt	(94,925)	-
Loss on Extinguishment of Debt	29,900	-
Gain on Derivative Liability	(40,423)	(95,816)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	52,796	(178,636)
Prepaid Expenses	(45,979)	(4,671)
Accounts Payable and Accrued Liabilities	147,464	111,858
Lease Security Deposits	-	250,000
Cash Provided by (Used in) Operating Activities	208,320	(101,839)

Cash Flows From Investing Activities:
Purchase of Investments in Debt Securities	(34,576)	(41,308)
Capital Expenditures on PP&E Additions	(143,445)	-
Cash Used in Investing Activities	(178,021)	(41,308)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Outside Parties	52,862	125,000
Payments on Debt	(132,448)	(159,012)
Dividends Paid on Preferred Stock	(7,500)	(7,500)
Cash Used in Financing Activities	(87,086)	(41,512)

Net Decrease in Cash	(56,787)	(184,659)
Cash and Cash Equivalent and Restricted Cash at Beginning of the Period	972,148	1,158,989
Cash and Cash Equivalent and Restricted Cash at Ending of the Period	$915,361	$974,330
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$453,698	$499,182
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$105,486	$434,175
Restricted Cash	809,875	540,155
Total Cash and Cash Equivalent and Restricted Cash	$915,361	$974,330

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$7,500	$7,500
Capital Expenditures for Property paid by Bank	$-	$4,489
Common Stock issued for Settlement of Accrued Compensation	$-	$107,010
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$-	$16,894
Offers from Line of Credit to Settle Bonds Payable	$380,075	$-

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of March 31, 2018, the Company owned nine healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard will be limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

For our Nursing Home Operations in Abbeville, the adoption of ASU 2014-09 resulted in changes to Abbeville’s presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of Glen Eagle’s provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The Company adopted this standard as of January 1, 2018 using retrospective approach. The impact of this adoption was disclosure only for periods presented on the Company’s Statements of Cash Flows.

Recently Issued Accounting Pronouncements

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

For the three months ended March 31, 2018, the Company incurred a net loss of $ 212,234 , reported net cash provided by operations of $208,320 and has an accumulated deficit of $9,260,276. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Land	$1,597,500	$1,597,500
Land Improvements	200,000	200,000
Buildings and Improvements	35,376,281	35,312,194
Furniture, Fixtures and Equipment	1,504,195	1,430,502
Construction in Progress	3,962,506	3,956,841

	42,640,482	42,497,037
Less Accumulated Depreciation	(4,862,216)	(4,556,805)
Less Impairment	(1,560,000)	(1,560,000)

	$36,218,266	$36,380,232

	For the Three Months Ended March 31,
	2018	2017

Depreciation Expense	$305,410	$294,638

4. INVESTMENTS IN DEBT SECURITIES

At March 31, 2018 and December 31, 2017, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2018	December 31, 2017

States and Municipalities	$278,045	$243,469

Contractual maturities of held-to-maturity securities at March 31, 2018 are as follows:

Net Carrying Amount

Due in Five Years and More	$458,000

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties

5. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2018 and December 31, 2017:

	2018	2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	18,618,237	18,750,685
Variable-Rate Mortgage Loans	7,253,931	7,210,372
Bonds Payable	4,586,000	5,061,000
Line of Credit	2,263,111	1,873,733
Other Debt	1,536,000	1,536,000

	35,757,279	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(764,652)	(809,699)

	$34,992,627	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,142,114	$34,282,407

Debt - Related Parties, Net	850,513	839,684

	$34,992,627	$35,122,091

Senior Secured Promissory Notes and Senior Secured Promissory Notes - Related Parties

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

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At March 31, 2018, there were outstanding an aggregate of $1.2 million in senior secured notes. The notes are secured by all assets of the Company not serving as collateral for other notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date, $225,000 of which occurred in the three months ended March 31, 2018. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018 as well, 225,000 warrants of which occurred in the three months ended March 31, 2018. The transaction was accounted for as a debt extinguishment with a loss on modification of warrant in the amount of $29,900 and $62,696 recorded in the consolidated statement of operations for the three months ended March 31, 2018 and for the year ended December 31, 2017. During the three months ended March 31, 2018, among the $225,000 senior secured notes that got extended to December 31, 2018, $125,000 were to related parties.

Senior Unsecured Notes

In November 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

	March 31, 2018	December 31, 2017

Volatility	101% - 152%	110% - 157%
Risk-free Interest Rate	0.81% - 1.83%	0.82% - 1.6%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.39 - $0.55	$0.40 - $0.50
Expected Life	1 – 2.1 years	1 – 1.5 years

The total value of all warrants issued in connection with the Company’s senior secured and unsecured notes on their respective issue dates was estimated to be $121,436. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the notes was $57,537 and $77,105 as of March 31, 2018 and December 31, 2017 with $19,568 recorded as amortization expense during 2018.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon and/or the guaranty of Global Healthcare REIT, Inc. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	March 31, 2018	December 31, 2017	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,617,893	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,443,769	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	9,980	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,351,857	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,188,351	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab (5)	2,660,000	2,635,925	2,592,366	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	3,016,787	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,989,600	3,000,000	6.00% Fixed	October 30, 2022
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,872,168	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full subsequent to March 31, 2018.

(4) Amortization expense related to loan costs of this loan totaled $1,540 for the three months ended March 31, 2018.

(5) Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $497,799 was disbursed to the Company as reimbursement for renovation cost. The loan has $24,075 available as a line of credit as of March 31, 2018, and amortization expense related to loan costs of this loan totaled $2,452 for the three months ended March 31, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $1,246 for the three months ended March 31, 2018.

(7) Amortization expense related to loan costs of this loan totaled $2,326 for the three months ended March 31, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expenses of $4,704 and $761 related to deferred loan costs and the original issue discount, respectively, were incurred for both the three months ended March 31, 2018 and March 31, 2017. The loan agreement includes certain financial covenants required to be maintained by the Company, which were not compliance as of March 31, 2018. There is $475,000 in voluntary non-cash principal reduction payments during the three months ended March 31, 2018. As of March 31, 2018, and December 31, 2017, restricted cash of $809,875 and $817,582, respectively is related to these bonds.

During the three months ended March 31, 2018 the Company undertook three tender offers with funds from the First Commercial Line of Credit to purchase bonds from note holders, retiring $475,000 bonds for $380,075 and recording a corresponding gain on settlement of debt of $94,925. The Company also invested $34,576 in debt securities consisting of the Tulsa County Industrial Authority Series 2014 Bonds.

Line of Credit – Southern Hills Retirement Center

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with First Commercial Bank pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the existing mortgage on its skilled nursing facility in Tulsa, Oklahoma for $1,546,801, and funded tender offers on the Industrial Revenue Bonds covering the ALF and ILF for $682,563, and for working capital, including improvements to the ALF and ILF. As of March 31, 2018, a total of $2,263,111 was drawn under the Line of Credit.

The interest rate on Line of Credit is 5.25%. Monthly payments of interest only began on November 30, 2017 until the Promissory Note is paid in full on the Maturity Date. On May 3, 2018 the Maturity date was extended from April 30, 2018 to October 30, 2018. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location.

Other Debt

Other debt at March 31, 2018 and December 31, 2017 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2018	December 31, 2017	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019 (2)

(1) As of December 31, 2016, the income from the Goodwill facility was insufficient to cover debt service for the subordinated debt for the facility. The debt was accruing interest at the default rate prior to restructuring of the accrued interest into a new note to be amortized through future payments. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

For the three months ended March 31, 2018 and 2017, the Company received proceeds from the issuance of debt of $52,862 and $125,000, respectively. Cash payments on debt totaled $132,448 and $159,012 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for deferred loan cost totaled $45,047 and $57,888 for the three months ended March 31, 2018 and 2017, respectively.

Future maturities of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2018	$24,491,467	(1)
2019	1,766,579
2020	6,653,503
2021	61,580
2022	64,013
2023 and after	2,720,137

	$35,757,279

(1) Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at Meadowview and Abbeville have such covenants which were in technical non-compliance at March 31, 2018, but the Company believes that its relationships with these lenders is good.

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

As of March 31, 2018 and December 31, 2017, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2018 and December 31, 2017, the Company had 375,000 shares of Series D preferred stock outstanding.

Dividends of $7,500 were declared on March 31, 2018 and 2017. During the three month period ended March 31, 2018 and 2017, $7,500 and $7,500, respectively, previously declared dividends have been paid. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	562,500	524,160
Vested	(140,625)	(524,160)

Outstanding Non-Vested Restricted Stock Units, Ending	421,875	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $45,000 and $150,001 for the three months ended March 31, 2018 and 2017.

Common Stock Warrants

As of March 31, 2018 and December 31, 2017, the Company had 2,198,346 and 2,269,596, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.79 and $0.78, respectively. During the three month period ended March 31, 2018 and 2017, an aggregate of 71,250 and 255,000 warrants with a weighted average exercise price of $0.60 and $0.53, respectively, expired.

7. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of March 31, 2018 and December 31, 2017, the Company owed Mr. Neuman for legal services rendered $37,868 and $93,114, respectively.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. The Board approved an annual grant to each of its six Directors of 93,750 shares, subject to vesting.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at March 31, 2018:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia (2)	$60,000	October 31, 2022	None
Warrenton	$57,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2), (3)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (2)	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview	$33,695	October 31, 2024	Term may be extended for one additional five-year term.
Golden Years (2) (4)	$-	-	None
Abbeville H&R (8)	$-	-	None
Southern Hills SNF (5)	$38,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (6)	-	-	None
Southern Hills ILF (7)	-	-	None

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

(4) Effective January 1, 2016, the Golden Years facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator for its Golden Years facility. The lease term commences at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. The lease operator informed the Company that it intends to vacate the facility effective February 28, 2018. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in January 2018 under an OTA. We do not expect the facility to generate any future revenue for the Company.

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

(6) The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this facility to assume operations at the completion of construction.

(7) The Southern Hills ILF requires renovation and is not subject to an operating lease.

(8) The Company did not execute an operating lease during the quarter as it held the Certificate of Need in its own name while conducting extensive renovations.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Grand Prairie in Lonoke, Abbeville, and Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating), as well as Southern Tulsa SNF and GL Nursing):

Years

2018	$2,447,574
2019	3,328,438
2020	3,396,106
2021	3,453,074
2022	3,281,860
2023 and Thereafter	7,568,949

$23,476,001

9. FAIR VALUE MEASUREMENTS

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$54,948	$-	$-	$54,948
Investment in Debt Securities	278,045	278,045	-	-

Fair Value at March 31, 2018:	$332,993	$278,045	$-	$54,948

Warrant Liability	$95,371	$-	$-	$95,371
Investment in Debt Securities	243,469	243,469	-	-

Warrant Liability – December 31, 2017	$338,840	$243,469	$-	$95,371

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

The investments in debt securities are recorded at amortized cost since they are considered held-to-maturity.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the three months ended March 31, 2018:

	2018	2017

Beginning Balance January 1	$95,371	$246,451

Change in Fair Value of Warrant Liability	(40,423)	(95,816)

Ending Balance, March 31	$54,948	$150,635

The significant assumptions used in the Black-Scholes option pricing model as of March 31, 2018 and December 31, 2017 include the following:

	March 31, 2018	December 31, 2017

Volatility	102.36% - 117.7%	109.3% - 122.22%
Risk-free Interest Rate	1.93% - 2.09%	1.03% - 1.27%
Exercise Price	$0.74 - $1.33	$0.75 - $1.37
Fair Value of Common Stock	$0.40	$0.40
Expected Life	0.47 – 1.49 years	0.97 – 1.99 years

10. SEGMENT REPORTING

The Company had two primary reporting segments during the three months ended March 31, 2018, which include real estate services and healthcare services. The Company report segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $55,051 and $38,008,114 as of March 31, 2018. As of December 31, 2017, all of the Company’s assets are considered for real estate services segment.

Statement of Operations Items for the	Real Estate	Healthcare
Three Months Ended March 31, 2018:	Services	Services	Consolidated
Rental Revenue	$812,065	$-	$812,065
Expenses
General and Administrative	104,926	40,229	145,155
Property Taxes, Insurance and Other Operating	22,203	58,613	80,816
Depreciation	305,410	-	305,410
Total Expenses	432,539	98,842	531,381
Income (Loss) from Operations	379,526	(98,842)	280,684
Other (Income) Expense
Gain on Warrant Liability	(40,423)	-	(40,423)
Gain on Extinguishment of Debt	(94,925)	-	(94,925)
(Gain) Loss on Extinguishment of Other Liabilities	29,900	-	29,900
Interest Expense	598,366	-	598,366
Total Other (Income) Expense	492,918	-	492,918
Net Income (Loss)	(113,392)	(98,842)	(212,234)
Net Loss Attributable to Noncontrolling Interests	7,901	-	7,901
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(105,491)	$(98,842)	$(204,333)

Statement of Operations Items for the	Real Estate	Healthcare
Three Months Ended March 31, 2017:	Services	Services	Consolidated
Rental Revenue	$783,817	$-	$783,817
Expenses
General and Administrative	365,527	-	365,527
Property Taxes, Insurance and Other Operating	211,098	-	211,098
Depreciation	294,638	-	294,638
Total Expenses	871,263	-	871,263
Income (Loss) from Operations	(87,446)	-	(87,446)
Other (Income) Expense
Gain on Warrant Liability	(95,816)	-	(95,816)
(Gain) Loss on Extinguishment of Other Liabilities	(32,073)	-	(32,073)
Interest Expense	624,414	-	624,414
Total Other (Income) Expense	496,525	-	496,525
Net Income (Loss)	(583,971)	-	(583,971)
Net Loss Attributable to Noncontrolling Interests	22,050	-	22,050
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(561,921)	$-	$(561,921)

11. LEGAL PROCEEDINGS

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

12. SUBSEQUENT EVENTS

On April 5, 2018, the Company entered into a definitive Purchase and Sale Agreement to acquire the Woodlands Health and Rehab Center in Midway, Georgia. The transaction is subject to numerous conditions and is pending as of the date of this Report.

Subsequent to March 31, 2018, we repaid the balance due to First Commercial under the interest loan, initially in the amount of $80,193.

On May 3, 2018 the maturity date of the line of credit related to Southern Hills Retirement Center was extended from April 30, 2018 to October 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

Acquisitions

We did not acquire any properties during the three month periods ended March 31, 2018 and 2017.

Properties

As of March 31, 2018, we owned nine long-term care facilities. The following table provides summary information regarding these facilities at March 31, 2018:

Property Name	Location	Effective Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at March 31, 2018

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,617,893

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	$3,500,000	$2,351,857

Southern Hills Retirement Center	Tulsa, OK	100%		2/7/2014	104,192	$2,000,000	$6,849,111

Goodwill Nursing Home	Macon, GA	85%		5/19/2014	46,314	$7,185,000	$5,989,749

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	$3,142,233	$2,188,352

Providence of Sparta Nursing Home	Sparta, GA	100	%(2)	9/16/2014	19,441	$2,836,930	$3,016,787

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	$3,000,000	$2,989,600

Golden Years Manor Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	$6,742,767	$4,618,006

Abbeville Health & Rehab	Abbeville, GA	100%		5/25/2016	29,393	$2,100,000	$2,635,925

Property Name	2018 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (3)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$624,000	June 30, 2026
Southern Hills Retirement Center	$456,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$344,400	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$561,816	October 31, 2022
Providence of Sparta Nursing Home (2)	$480,000	June 30, 2026
Meadowview Healthcare Center	$396,000	October 31, 2024
Golden Years Manor Nursing Home (3)(5)	$-	-
Abbeville Health & Rehab	$-	-

(1) The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes

(2) The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017. As of December 31, 2017, the notes were repaid out of the proceeds of the HUD refinance.

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

(5) We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence unit the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. The straddle period ended February 2018 and the lease operator informed us that it would no longer operate the facility. In March 2018, Mr. Brogdon assumed operations of the facility under an OTA. We do not expect to generate any revenue from this facility in the future.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the three months ended March 31, 2018, the Company incurred a net loss of $212,234, reported net cash provided by operations of $208,320 and has an accumulated deficit of $9,260,276. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Rental revenues for the three month periods ended March 31, 2018 and 2017 totaled $812,065 and $783,817, respectively, an increase of $28,248. During the three month period ended March 31, 2018, we recognized rental revenues from seven properties. Looking forward, we expect to begin generating revenue from Abbeville during the second quarter of 2018 and revenue from the Southern Hills ILF and ALF by the end of the 2018 calendar year.

For the three months ended March 31, 2017, we recognized rental revenues on all nine properties with the exception of our assisted living facility and independent living facility located in Tulsa, Oklahoma. For the three months ended March 31, 2018 we recognized rental revenues on seven properties, with no rental revenues at Grand Prairie which the company is negotiating sale and Abbeville Health and Rehab which is not yet operational, in addition to the assisted living and independent living facilities in Tulsa, Oklahoma which are undergoing renovations.

General and administrative expenses were $ 145,155 and $365,527 for the three month periods ended March 31, 2018 and 2017, respectively, a decrease of $220,372. For the three months ended March 31, 2018 and March 31, 2017, respectively, general and administrative expenses includes $45,000 and $150,001 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $80,816 and $211,098 for the three month periods ended March 31, 2018 and 2017, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Abbeville facility after purchase and during renovation, and while the Company owns the operator. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $10,772 from $294,638 for the three months ended March 31, 2017 to $305,410 for three months ended March 31, 2018. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center or the Abbeville facility which will commence once renovations have been completed and the properties are placed in service.

The company had no interest income for the three months ended March 31, 2017 and 2018.

Interest expense decreased $26,048 from $624,414 for the three months ended March 31, 2017 to $598,366 for the three months ended March 31, 2018. We capitalized $26,663 of interest during the three months ended March 31, 2018.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2018, the Company had cash and cash equivalents of $105,486 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debt that matures during 2018, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $809,000 as of March 31, 2018 which is to be expended on debt service and capital expenditures associated with our Southern Hills Retirement Center and Providence of Sparta Nursing Home, respectively.

Cash provided by operating activities was $208,320 for the three months ended March 31, 2018 compared to cash used in operating activities of $101,839 for the three months ended March 31, 2017. Cash flows from operations were impacted by the decrease in expenses and accounts receivable, and increase in rental revenues received during the first quarter of 2018.

Cash used in investing activities was $178,021 for the three month period ended March 31, 2018 compared to cash used in investing activities of $41,308 for the three month period ended March 31, 2017.

Cash used in financing activities was $87,086 and $41,512 for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2017, we issued $125,000 in debt and made payments on debt of $159,012. During the first quarter of 2018, we issued $52,862 in debt in cash and made cash payments on debt of $132,448.

As of March 31, 2018 and December 31, 2017, our debt balances consisted of the following:

	March 31, 2018	December 31, 2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	18,618,237	18,750,685
Variable-Rate Mortgage Loans	7,253,931	7,210,372
Bonds Payable	4,586,000	5,061,000
Line of Credit	2,263,111	1,873,733
Other Debt	1,536,000	1,536,000

	35,757,279	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(764,652)	(809,699)

	$34,992,627	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,142,114	$34,282,407

Debt - Related Parties, Net	$850,513	$839,684

	$34,992,627	$35,122,091

The weighted average interest rate and term of our fixed rate debt are 6.32% and 2.97 years, respectively, as of March 31, 2018. The weighted average interest rate and term of our variable rate debt are 6.90% and 5.9 years, respectively, as of March 31, 2017.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face			Stated Interest	Maturity
Property	Amount	March 31, 2018	December 31, 2017	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,617,893	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,443,769	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	9,980	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,351,857	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,188,351	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab (5)	2,660,000	2,635,925	2,592,366	Prime Plus 0.50%/ 4.75% Floor/ 5.50% Ceiling	April 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	3,016,787	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,989,600	3,000,000	6.00% Fixed	October 30, 2022
Golden Years Manor Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,872,168	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for senior note to ServisFirst Bank on Meadowview (Ohio), the senior loan held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the Grand Prairie Nursing Home (formerly Golden Years Manor Nursing Home) is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2017, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. In addition, at December 31, 2017 that Company had not made all of the required installment monthly payments. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the existence of events of default and has demanded payment. Guarantors under the mortgage loan include Christopher Brogdon. We have surrendered possession of the facility to Brogdon under an OTA and are in negotiations to sell him the property. Mr. Brogdon has been dealing with the lender.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full subsequent to March 31, 2018.

(4) The Bonds include 3 different series, each at a different interest rate, the weighted average of which is 7.71%. Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner.

We have $24.5 million of debt maturing for the period ending December 31, 2018. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $7.8 million in mortgage loans maturing in 2018 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1.536 million in subordinated debt maturing in 2019. We have $1.2 million in senior secured debt maturing December 31, 2018 and $300,000 in senior notes maturing in 2020. The following is a summary of our subordinated debt at March 31, 2018 and December 31, 2017:

Subordinated and Corporate Debt

Our subordinated debt at March 31, 2018 and December 31, 2017 includes unsecured notes payable the proceeds from which were used to facilitate the acquisition of the nursing home properties.

Property	Face Amount	March 31, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1)(2) Fixed	December 31, 2019 (2)

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

Contractual Obligations

As of March 31, 2018, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$35,757,279	$24,500,172	$8,118,893	$426,815	$2,711,399
Notes and Bonds Payable - Interest	2,490,844	1,121,862	743,089	444,896	180,997

Total Contractual Obligations	$38,248,123	$25,622,034	$8,861,982	$871,711	$2,892,396

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our 10% Senior Secured Promissory Notes in the aggregate amount of $1.2 million and 10% Senior Unsecured Notes in the amount of $300,000 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Abbeville and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard will be limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

For our Nursing Home Operations, the adoption of ASU 2014-09 resulted in changes to Glen Eagle’s presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of Glen Eagle’s provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The Company adopted this standard as of January 1, 2018 using retrospective approach. The impact of this adoption was disclosure only for periods presented on the Company’s Statements of Cash Flows.

Recently Issued Accounting Pronouncements

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

Subsequent to March 31, 2018, we repaid the balance due to First Commercial under the interest loan, initially in the amount of $80,193.

On May 3, 2018 the maturity date of the line of credit related to Southern Hills Retirement Center was extended from April 30, 2018 to October 30, 2018.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None, except as disclosed in this Report.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

* filed herewith

** furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: June 27, 2018	By	/s/ Lance Baller
Lance Baller, Interim CEO (Principal Executive Officer)

Date: June 27, 2018	By:	/s/ Zvi Rhine
Zvi Rhine, Chief Financial Officer
(Principal Accounting Officer)