Form 10-Q
period 2018-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2018-08-13
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

As of August [ 13 ], 2018, the Registrant had 27,278,947 shares of its Common Stock outstanding.

INDEX

PART I — FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Property and Equipment, Net	$36,324,655	$36,380,232
Cash and Cash Equivalents	24,670	154,566
Restricted Cash	810,801	817,582
Accounts Receivable, Net	28,011	88,476
Investments in Debt Securities	307,895	243,469
Prepaid Expenses and Other	703,209	546,098
Total Assets	$38,199,241	$38,230,423

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $714,529 and $774,383, respectively	$34,510,195	$34,282,407
Debt – Related Parties, Net of discount of $16,384 and $35,316, respectively	858,616	839,684
Accounts Payable and Accrued Liabilities	740,122	350,189
Accounts Payable – Related Parties	37,868	93,114
Dividends Payable	7,500	7,500
Derivative Liability	18,759	95,371
Lease Security Deposit	280,000	280,000
Total Liabilities	36,453,060	35,948,265
Commitments and Contingencies Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,012,817 and 26,300,317 Shares Issued and Outstanding at June 30, 2018 and December 31, 2017, Respectively	1,350,641	1,315,016
Additional Paid-In Capital	9,574,399	9,422,924
Accumulated Deficit	(9,752,607)	(9,048,443)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	1,948,433	2,465,497
Noncontrolling Interests	(202,252)	(183,339)
Total Equity	1,746,181	2,282,158
Total Liabilities and Equity	$38,199,241	$38,230,423

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Rental Revenue	$1,714,211	$1,554,086	$902,146	$770,269
Expenses
General and Administrative	500,614	562,859	355,459	197,332
Property Taxes, Insurance and Other Operating	228,102	346,416	147,286	135,318
Depreciation	618,583	600,137	313,173	305,499
Total Expenses	1,347,299	1,509,412	815,918	638,149
Income from Operations	366,912	44,674	86,228	132,120
Other (Income) Expense
Gain on Warrant Liability	(76,612)	(103,557)	(36,189)	(7,741)
(Gain) Loss on Extinguishment of Debt	57,694	(36,193)	27,794	(36,193)
Gain on Settlement of Other Liabilities	(98,875)	(32,073)	(3,950)	-
Interest Income	-	(1)	-	(1)
Interest Expense	1,192,782	1,139,799	594,416	515,385
Total Other (Income) Expense	1,074,989	967,975	582,071	471,450
Net Loss	(708,077)	(923,301)	(495,843)	(339,330)
Net Loss Attributable to Noncontrolling Interests	18,913	22,050	11,012	-
Net Loss Attributable to Global Healthcare REIT, Inc.	(689,164)	(901,251)	(484,831)	(339,330)
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$(704,164)	$(916,251)	$(492,331)	$(346,830)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.03)	$(0.04)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.04)	$(0.02)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	26,810,607	25,503,350	26,956,773	25,716,610
Diluted	26,810,607	25,503,350	26,956,773	25,716,610

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Global Healthcare
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards	-	-	-	-	712,500	35,625	121,575	-	157,200	-	157,200
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)	-	(15,000)
Loss on Modification of Warrants Triggering Extinguishment of Debt	-	-	-	-	-	-	29,900	-	29,900	-	29,900
Net Loss	-	-	-	-	-	-	-	(689,164)	(689,164)	(18,913)	(708,077)
Balance, June 30, 2018	200,500	$401,000	375,000	$375,000	27,012,817	$1,350,641	$9,574,399	$(9,752,607)	$1,948,433	$(202,252)	$1,746,181

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(708,077)	$(923,301)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	618,583	600,137
Amortization and Accretion	85,417	117,041
Bad Debt Expense	56,000	-
Increase in Deferred Rent Receivable	(23,736)	(98,699)
Stock Based Compensation	157,200	254,070
Gain on Settlement of Accounts Payable	-	(32,073)
(Gain) Loss on Extinguishment of Debt	57,694	(36,193)
Gain on Settlement of Debt	(98,875)	-
Gain on Derivative Liability	(76,612)	(103,557)
Premium on Debt, net	-	(64,107)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	4,465	(178,636)
Prepaid Expenses	(133,375)	(46,858)
Accounts Payable and Accrued Liabilities	334,915	110,440
Lease Security Deposits	-	250,000
Cash Provided by (Used in) Operating Activities	273,599	(151,736)

Cash Flows From Investing Activities:
Purchase of Investments in Debt Securities	(64,426)	(58,164)
Capital Expenditures on Property and Equipment Additions	(563,006)	(140,745)
Cash Used in Investing Activities	(627,432)	(198,909)

Cash Flows From Financing Activities:
Proceeds from Debt, Related Parties	-	325,000
Proceeds from Issuance of Debt, Outside Parties	493,534	-
Payments on Debt	(261,378)	(295,902)
Dividends Paid on Preferred Stock	(15,000)	(15,000)
Cash Provided by Financing Activities	217,156	14,098

Net Decrease in Cash	(136,677)	(336,547)
Cash and Cash Equivalent and Restricted Cash at Beginning of the Year	972,148	1,158,989
Cash and Cash Equivalent and Restricted Cash at End of the Year	$835,471	$822,442

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$969,901	$1,274,373
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$24,670	$267,188
Restricted Cash	810,801	555,254
Total Cash and Cash Equivalent and Restricted Cash	$835,471	$822,442

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$15,000	$7,500
Capital Expenditures for Property paid by Bank	$-	$2,173,582
Loan Cost of Colony Bank Loan	$-	$38,421
Common Stock issued for Settlement of Accrued Compensation	$-	$107,010
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$-	$59,459
Tender Offers to Settle Bonds Payable	$419,125	$-
Extinguishment of Bonds through Investments in Debt Securities	$-	$92,000

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of June 30, 2018, the Company owned eleven healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard will be limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the adoption of this standard did not have a significant impact on its consolidated financial statements and related disclosures. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2018. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the six months ended June 30, 2018, the Company incurred a net loss of $708,077, reported net cash provided by operations of $273,599 and has an accumulated deficit of $9,752,607. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017

Land	$1,597,500	$1,597,500
Land Improvements	200,000	200,000
Buildings and Improvements	36,176,230	35,312,194
Furniture, Fixtures and Equipment	1,501,245	1,430,502
Construction in Progress	3,585,068	3,956,841

	43,060,043	42,497,037
Less Accumulated Depreciation	(5,175,388)	(4,556,805)
Less Impairment	(1,560,000)	(1,560,000)

	$36,324,655	$36,380,232

	For the Six Months Ended June 30,
	2018	2017

Depreciation Expense	$618,583	$600,137
Cash Paid for Capital Expenditures	$563,006	$140,745

4. INVESTMENTS IN DEBT SECURITIES

At June 30, 2018 and December 31, 2017, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	June 30, 2018	December 31, 2017

States and Municipalities	$307,895	$243,469

Contractual maturities of held-to-maturity securities at June 30, 2018 range from March 1, 2023 to March 1, 2044, and total value of securities at their respective maturity dates is $523,000, Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2018 and December 31, 2017:

	2018	2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,250,557	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	4,543,000	5,061,000
Line of Credit	2,652,161	1,873,733
Other Debt	1,536,000	1,536,000

	36,099,724	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(730,913)	(809,699)

	$35,368,811	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,510,195	$34,282,407

Debt - Related Parties, Net	858,616	839,684

	$35,368,811	$35,122,091

Senior Secured Promissory Notes and Senior Secured Promissory Notes – Related Parties

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

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At June 30, 2018, there were outstanding an aggregate of $1.2 million in senior secured notes. The notes are secured by all assets of the Company not serving as collateral for other notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date, $225,000 of which occurred in the six months ended June 30, 2018. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018 as well, 225,000 warrants of which occurred in the six months ended June 30, 2018. The transaction was accounted for as a debt extinguishment with a loss on modification of warrant in the amount of $29,900 and $62,696 recorded in the consolidated statement of operations for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively. During the six months ended June 30, 2018, among the $225,000 senior secured notes that got extended to December 31, 2018, $125,000 were to related parties

Senior Unsecured Notes

In November 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

	June 30, 2018	December 31, 2017

Volatility	110% - 157%	110% - 157%
Risk-free Interest Rate	0.82% - 1.60%	0.82% - 1.6%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.40 - $0.50	$0.40 - $0.50
Expected Life	1.00 – 1.53 years	1 – 1.5 years

The total value of all warrants issued in connection with the Company’s senior secured and unsecured notes on their respective issue dates was estimated to be $121,436. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the notes was $38,497 and $77,105 as of June 30, 2018 and December 31, 2017, respectively, with $38,607 recorded as amortization expense during 2018.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon and/or the guaranty of Global Healthcare REIT, Inc. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2018	December 31, 2017	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,591,869	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,421,524	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,327,954	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,170,856	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab (5)	2,761,250	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	3,003,104	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,974,000	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,868,563	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.

(4) Amortization expense related to loan costs of this loan totaled $3,080 for the six months ended June 30, 2018.

(5) Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and 38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of June 30, 2018, and amortization expense related to loan costs of this loan totaled $4,905 for the six months ended June 30, 2018. Amortizing payments will begin in January 2019. In June, 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $2,492 for the six months ended June 30, 2018.

(7) Amortization expense related to loan costs of this loan totaled $4,652 for the six months ended June 30, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $9,409 and $1,522, respectively, for the six months ended June 30, 2018 and $9,409 and $1,522, respectively, for the six months ended June 30, 2017. The loan agreement includes certain financial covenants required to be maintained by the Company, with which we were not in compliance as of June 30, 2018. There is $518,000 in voluntary non-cash principal reduction payments during the six months ended June 30, 2018. As of June 30, 2018, and December 31, 2017, restricted cash of $810,801 and $817,582, respectively is related to these bonds.

During the six months ended June 30, 2018 the Company undertook four tender offers with funds from the First Commercial Line of Credit to purchase bonds from note holders, retiring $518,000 bonds for $419,125 and recording a corresponding gain on settlement of debt of $98,875. The Company also invested $64,426 in debt securities consisting of the Tulsa County Industrial Authority Series 2014 Bonds.

Line of Credit – Southern Hills Retirement Center

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with First Commercial Bank pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the existing mortgage on its skilled nursing facility in Tulsa, Oklahoma for $1,546,801, and funded tender offers on the Industrial Revenue Bonds covering the ALF and ILF for $682,563, and for working capital, including improvements to the ALF and ILF. As of June 30, 2018, a total of $2,652,161 was drawn under the Line of Credit.

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

Other Debt

Other debt at June 30, 2018 and December 31, 2017 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2018	December 31, 2017	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

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

For the six months ended June 30, 2018 and 2017, the Company received proceeds from the issuance of debt of $493,534 and $325,000, respectively. Cash payments on debt totaled $261,378 and $295,902 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for deferred loan cost totaled $85,417 and $117,041 for the six months ended June 30, 2018 and 2017, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2018	$24,779,175	(1)
2019	1,766,517
2020	6,694,836
2021	61,580
2022	64,013
2023 and after	2,733,603

	$36,099,724

(1) Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at Meadowview and Abbeville have such covenants which were in technical non-compliance at June 30, 2018, but the Company believes that its relationships with these lenders is good.

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

As of June 30, 2018 and December 31, 2017, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of June 30, 2018 and December 31, 2017, the Company had 375,000 shares of Series D preferred stock outstanding.

During the six months ended June 30, 2018 and 2017, the Company paid $15,000 and $15,000, respectively, for Series D preferred stock dividends. Dividends of $15,000 were declared during each of the six months ended June 30, 2018 and 2017, with dividends of $7,500 accrued and payable as of June 30, 2018 and 2017. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	712,500	755,426
Vested	(281,250)	(755,426)

Outstanding Non-Vested Restricted Stock Units, Ending	431,250	-

In connection with these director restricted stock grants, the Company recognized stock-based compensation of $157,200 and $254,070 for the six months ended June 30, 2018 and 2017, respectively.

Common Stock Warrants

As of June 30, 2018 and December 31, 2017, the Company had 2,198,346 and 2,269,596, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.54 and $0.78, respectively. During the six month period ended June 30, 2018 and 2017, an aggregate of 71,250 and 255,000 warrants with a weighted average exercise price of $0.60 and $0.53, respectively, expired.

Common Stock Options

As of June 30, 2018 and December 31, 2017, the Company had 600,000 and 0, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36. During the six month period ended June 30, 2018 and 2017, no options expired.

7. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of June 30, 2018 and December 31, 2017, the Company owed Mr. Neuman for legal services rendered $37,868 and $93,114, respectively.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. The Board approved an annual grant to each of its six Directors of 93,750 shares, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $90,000 for the six months ended June 30, 2018

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the six months ended June 30, 2018 the Company has accrued $82,500 in salaries and recognized 67,200 in stock based compensation.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at June 30, 2018:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia	$60,000	October 31, 2022	None
Warrenton	$57,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (8)	$33,695	October 31, 2024	Term may be extended for one additional five-year term.
GL Nursing (3)	$-	-	None
Abbeville (7)	$-	-	None
Southern Hills SNF (4)	$38,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (5)	-	-	None
Southern Hills ILF (6)	-	-	None

(1) Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.

(2) In January 2016, the Goodwill facility was closed by Georgia regulators and all residents were removed. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point executed a ten year operating lease covering Goodwill. After investing approximately $2.0 million in capital improvements in the property, the lease operator obtained all regulatory approvals and began admitting patients in December 2016. The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

(3) Effective January 1, 2016, the GL Nursing facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator. The lease term was to commence at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. Prior to the end of the straddle period, the lease operator informed the Company that it would vacate the facility. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in January 2018 under an OTA. We do not expect the facility to generate any future revenue for the Company.

(4) Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company.

(5) The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this facility to assume operations at the completion of construction.

(6) The Southern Hills ILF requires renovation and is not subject to an operating lease.

(7) The Company entered into a management agreement with Cadence Healthcare Solutions to operate Abbeville after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018 but has not been recertified to begin billing Medicare and Medicaid.

(8) In April 2018 the company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating), as well as Southern Tulsa SNF and GL Nursing):

Years

2018	$1,648,020
2019	3,352,438
2020	3,420,106
2021	3,477,074
2022	3,305,860
2023 and Thereafter	7,666,949

$22,870,447

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$18,759	$-	$-	$18,759
Investment in Debt Securities	307,895	307,895	-	-

Fair Value at June 30, 2018:	$326,654	$307,895	$-	$18,759

Warrant Liability	$95,371	$-	$-	$95,371
Investment in Debt Securities	243,469	243,469	-	-

Warrant Liability – December 31, 2017	$338,840	$243,469	$-	$95,371

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the six months ended June 30, 2018 and 2017:

	2018	2017

Beginning Balance January 1	$95,371	$246,451

Change in Fair Value of Warrant Liability	(76,612)	(103,557)

Ending Balance, June 30	$18,759	$142,894

The significant assumptions used in the Black-Scholes option pricing model as of June 30, 2018 and December 31, 2017 include the following:

	June 30, 2018	December 31, 2017

Volatility	62.91% - 102.71%	109.3% - 122.22%
Risk-free Interest Rate	0.26% - 0.45%	1.03% - 1.27%
Exercise Price	$0.75 - $1.37	$0.75 - $1.37
Fair Value of Common Stock	$0.33	$0.40
Expected Life	0.22 – 1.24 years	0.97 – 1.99 years

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. The significant assumptions used in the Black-Scholes model for valuing the options are following:

June 30, 2018

Volatility	113.62%
Risk-free Interest Rate	2.55%
Exercise Price	$0.36
Fair Value of Common Stock	$0.33
Expected Life	3.06 years

10. SEGMENT REPORTING

The Company had two primary reporting segments during the three and six months ended June 30, 2018, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $172,653 and $38,026,588 as of June 30, 2018. As of December 31, 2017, all of the Company’s assets were in the real estate services segment.

	Statements of Operations Items for the Six Months Ended
	June 30, 2018			June 30, 2017
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$1,714,211	$-	$1,714,211	$1,554,086	$-	$1,554,086
Expenses
General and Administrative	393,771	106,843	500,614	562,859	-	562,859
Property Taxes, Insurance and Other Operating	56,629	171,473	228,102	346,416	-	346,416
Depreciation	617,427	1,156	618,583	600,137	-	600,137
Total Expenses	1,067,827	279,472	1,347,299	1,509,412	-	1,509,412
Income (Loss) from Operations	646,384	(279,472)	366,912	44,674	-	44,674
Other (Income) Expense
Gain on Warrant Liability	(76,612)	-	(76,612)	(103,557)	-	(103,557)
Gain on Extinguishment of Debt	57,694	-	57,694	(36,193)	-	(36,193)
(Gain) Loss on Settlement of Other Liabilities	(98,875)	-	(98,875)	(32,073)	-	(32,073)
Interest Income	-	-	-	(1)	-	(1)
Interest Expense	1,192,782	-	1,192,782	1,139,799	-	1,139,799
Total Other (Income) Expense	1,074,989	-	1,074,989	967,975	-	967,975
Net Income (Loss)	(428,605)	(279,472)	(708,077)	(923,301)	-	(923,301)
Net Loss Attributable to Noncontrolling Interests	18,913	-	18,913	22,050	-	22,050
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(409,692)	$(279,472)	$(689,164)	$(901,251)	$-	$(901,251)

	Statements of Operations Items for the Three Months Ended
	June 30, 2018			June 30, 2017
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$902,146	$-	$902,146	$770,269	$-	$770,269
Expenses
General and Administrative	288,845	66,614	355,459	197,332	-	197,332
Property Taxes, Insurance and Other Operating	34,426	112,860	147,286	135,318	-	135,318
Depreciation	312,017	1,156	313,173	305,499	-	305,499
Total Expenses	635,288	180,630	815,918	638,149	-	638,149
Income (Loss) from Operations	266,858	(180,630)	86,228	132,120	-	132,120
Other (Income) Expense
Gain on Warrant Liability	(36,189)	-	(36,189)	(7,741)	-	(7,741)
Gain on Extinguishment of Debt	27,794	-	27,794	(36,193)	-	(36,193)
(Gain) Loss on Settlement of Other Liabilities	(3,950)	-	(3,950)	-	-	-
Interest Income	-	-	-	(1)	-	(1)
Interest Expense	594,416	-	594,416	515,385	-	515,385
Total Other (Income) Expense	582,071	-	582,071	471,450	-	471,450
Net Income (Loss)	(315,213)	(180,630)	(495,843)	(339,330)	-	(339,330)
Net Loss Attributable to Noncontrolling Interests	11,012	-	11,012	-	-	-
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(304,201)	$(180,630)	$(484,831)	$(339,330)	$-	$(339,330)

11. LEGAL PROCEEDINGS

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

12. SUBSEQUENT EVENTS

On July 25, 2018, the Board of Directors approved a stock-based compensation grant to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 266,130 shares of common stock valued at $.31 per share, the market price on the date of grant.

On August 3, 2018, the Company’s definitive Purchase and Sale Agreement to acquire the Woodlands Health and Rehab Center in Midway, Georgia was terminated.

On August 2, 2018, the Company completed a tender offer and subsequently retired $85,000 in outstanding Tulsa County Industrial Authority Bonds for $76,450. The tender was funded by the First Commercial Line of Credit.

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

Acquisitions

We did not acquire any properties during the six month periods ended June 30, 2018 and 2017.

Properties

As of June 30, 2018, we owned eleven long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2018:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at June 30, 2018

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,591,869

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$2,327,954

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,195,161

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,957,524

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,170,856

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$3,003,104

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,974,000

GL Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Abbeville Health & Rehab	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$2,761,250

Property Name	2018 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$624,000	June 30, 2026
Southern Hills Retirement Center	$456,000	May 31, 2019
Goodwill Nursing Home	$344,400	February 1, 2027
Edwards Redeemer Health & Rehab	$561,816	October 31, 2022
Providence of Sparta Nursing Home	$480,000	June 30, 2026
Meadowview Healthcare Center	$396,000	October 31, 2024
GL Nursing Home	$-	-
Abbeville Health & Rehab	$-	-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the six months ended June 30, 2018, the Company incurred a net loss of $708,077, reported net cash provided by operations of $273,599 and has an accumulated deficit of $9,752,607. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Rental revenues for the six month periods ended June 30, 2018 and 2017 totaled $1,714,211 and $1,554,086, respectively, an increase of $160,125. Looking forward, we expect to begin generating revenue from Abbeville during the second half of 2018 and revenue from the Southern Hills ILF and ALF in the beginning of 2019.

For the six months ended June 30, 2017, we recognized rental revenues on seven properties, with no revenues recognized from our assisted living facility and independent living facility located in Tulsa, Oklahoma, the GL Nursing facility in Lonoke, AR, and the newly acquired Abbeville facility in Abbeville, GA. For the six months ended June 30, 2018 we recognized rental revenues on the same seven properties, with no rental revenues at the GL Nursing facility, Abbeville Health and Rehab and the assisted living and independent living facilities in Tulsa, Oklahoma which are undergoing renovations.

General and administrative expenses were $500,614 and $562,859 for the six month periods ended June 30, 2018 and 2017, respectively, a decrease of $62,245. For the six months ended June 30, 2018 and June 30, 2017, respectively, general and administrative expenses includes $157,200 and $254,070 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $228,102 and $346,416 for the six month periods ended June 30, 2018 and 2017, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Abbeville facility as we fund the initial working capital needs to stabilize the operations. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $18,446 from $600,137 for the six months ended June 30, 2017 to $618,583 for six months ended June 30, 2018. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

The Company had $1 interest income for the six months ended June 30, 2017 and no interest income for the six months ended June 30, 2018.

Interest expense increased $52,983 from $1,139,799 for the six months ended June 30, 2017 to $1,192,782 for the six months ended June 30, 2018. We capitalized $64,645 of interest during the six months ended June 30, 2018.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2018, the Company had cash and cash equivalents of $24,670 on hand. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew senior debt that matures during 2018, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $811,000 as of June 30, 2018 which is to be expended on debt service and capital expenditures associated with our Southern Hills Retirement Center and Providence of Sparta Nursing Home, respectively.

Cash provided by operating activities was $273,599 for the six months ended June 30, 2018 compared to cash used in operating activities of $151,736 for the six months ended June 30, 2017. Cash flows from operations were impacted by the decrease in expenses and accounts receivable, and the increase in rental revenues received and accounts payable during the first six months of 2018.

Cash used in investing activities was $627,432 for the six month period ended June 30, 2018 compared to cash used in investing activities of $198,909 for the six month period ended June 30, 2017.

Cash provided by financing activities was $217,156 for the six months ended June 30, 2018 and cash provided by financing activities was $14,098 for the six months ended June 30, 2017. During the first six months of 2017, we issued $325,000 in debt and made payments on debt of $295,902. During the first six months of 2018, we issued $493,534 in debt in cash and made cash payments on debt of $261,378.

As of June 30, 2018 and December 31, 2017, our debt balances consisted of the following:

	June 30, 2018	December 31, 2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,250,557	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	4,543,000	5,061,000
Line of Credit	2,652,161	1,873,733
Other Debt	1,536,000	1,536,000

	36,099,724	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(730,913)	(809,699)

	$35,368,811	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,510,195	$34,282,407

Debt - Related Parties, Net	$858,616	$839,684

	$35,368,811	$35,122,091

The weighted average interest rate and term of our fixed rate debt are 6.31% and 8.06 years, respectively, as of June 30, 2018. The weighted average interest rate and term of our variable rate debt are 6.13% and 13.51 years, respectively, as of June 30, 2018.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face			Stated Interest	Maturity
Property	Amount	June 30, 2018	December 31, 2017	Rate	Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,591,869	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,421,524	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home(4)	2,720,000	2,327,954	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,170,856	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab(5)	2,660,000	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	3,003,104	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,974,000	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,868,563	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.

(4) Amortization expense related to loan costs of this loan totaled $3,080 for the six months ended June 30, 2018.

(5) Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and 38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of June 30, 2018, and amortization expense related to loan costs of this loan totaled $4,905 for the six months ended June 30, 2018. Amortizing payments will begin in January 2019. In June, 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $2,492 for the six months ended June 30, 2018.

(7) Amortization expense related to loan costs of this loan totaled $4,652 for the six months ended June 30, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

We have $24.7 million of debt maturing for the period ending December 31, 2018, including any debts that could potentially be accelerated. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $7.8 million in mortgage loans maturing in 2018 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1.536 million in subordinated debt maturing in 2019. We have $1.2 million in senior secured debt maturing December 31, 2018 and $300,000 in senior notes maturing in 2020. The following is a summary of our subordinated debt at June 30, 2018 and December 31, 2017:

Subordinated and Corporate Debt

Our subordinated debt at June 30, 2018 and December 31, 2017 includes unsecured notes payable the proceeds from which were used to facilitate the acquisition of the nursing home properties.

Property	Face Amount	June 30, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019 (1)

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

Contractual Obligations

As of June 30, 2018, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$36,099,724	$24,888,436	$8,078,053	$428,050	$2,705,185
Notes and Bonds Payable - Interest	2,087,941	911,792	611,686	409,814	154,649

Total Contractual Obligations	$38,187,665	$25,800,228	$8,689,739	$837,864	$2,859,834

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2018. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Subsequent Events

On July 25, 2018, the Board of Directors approved a stock-based compensation grant to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 266,130 shares of common stock valued at $.31 per share, the market price on the date of grant.

On August 3, 2018, the Company’s definitive Purchase and Sale Agreement to acquire the Woodlands Health and Rehab Center in Midway, Georgia was terminated.

On August 2, 2018, the Company completed a tender offer and subsequently retired $85,000 in outstanding Tulsa County Industrial Authority Bonds for $76,450. The tender was funded by the First Commercial Line of Credit.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HEALTHCARE REIT, INC.

Date: August 13, 2018	By	/s/ Lance Baller
Lance Baller, Interim CEO (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Zvi Rhine
Zvi Rhine, Chief Financial Officer
(Principal Accounting Officer)