Form 10-Q
period 2018-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2018-11-19
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

As of November 16, 2018, the Registrant had 26,804,677 shares of its Common Stock outstanding.

INDEX

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Property and Equipment, Net	$36,003,699	$36,380,232
Cash and Cash Equivalents	-	154,566
Restricted Cash	818,548	817,582
Accounts Receivable, Net	93,189	88,476
Investments in Debt Securities	307,895	243,469
Prepaid Expenses and Other	640,162	546,098
Total Assets	$37,863,493	$38,230,423

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $692,676 and $774,383, respectively	$34,410,608	$34,282,407
Debt – Related Parties, Net of discount of $8,192 and $35,316, respectively	866,808	839,684
Accounts Payable and Accrued Liabilities	713,012	350,189
Accounts Payable – Related Parties	98,293	93,114
Dividends Payable	7,500	7,500
Derivative Liability	2,785	95,371
Lease Security Deposit	280,000	280,000
Total Liabilities	36,379,006	35,948,265
Commitments and Contingencies Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,262,817 and 26,300,317 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017, Respectively	1,363,141	1,315,016
Additional Paid-In Capital	9,725,745	9,422,924
Accumulated Deficit	(10,179,095)	(9,048,443)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	1,685,791	2,465,497
Noncontrolling Interests	(201,304)	(183,339)
Total Equity	1,484,487	2,282,158
Total Liabilities and Equity	$37,863,493	$38,230,423

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue
Rental Revenue	$2,599,224	$2,303,355	$885,013	$749,269
Expenses
General and Administrative	687,649	876,623	187,035	313,764
Property Taxes, Insurance and Other Operating	446,240	375,171	218,138	28,755
Depreciation	941,569	920,001	322,986	319,864
Total Expenses	2,075,458	2,171,795	728,159	662,383
Income from Operations	523,766	131,560	156,854	86,886
Other (Income) Expense
Gain on Warrant Liability	(92,586)	(151,080)	(15,974)	(47,523)
(Gain) Loss on Extinguishment of Debt	57,694	(36,193)	-	-
(Gain) Loss on Settlement of Other Liabilities	(98,521)	(32,073)	354	-
Interest Income	-	(1)	-	-
Interest Expense	1,783,296	1,723,252	590,514	583,453
Total Other (Income) Expense	1,649,883	1,503,905	574,894	535,930
Net Loss	(1,126,117)	(1,372,345)	(418,040)	(449,044)
Net Loss Attributable to Noncontrolling Interests	17,965	22,050	(948)	-
Net Loss Attributable to Global Healthcare REIT, Inc.	(1,108,152)	(1,350,295)	(418,988)	(449,044)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$(1,130,652)	$(1,372,795)	$(426,488)	$(456,544)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.04)	$(0.05)	$(0.02)	$(0.02)
Diluted	$(0.04)	$(0.05)	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	26,900,729	25,697,705	27,078,034	25,899,337
Diluted	26,900,729	25,697,705	27,078,034	25,899,337

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Global Healthcare
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	REIT, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	962,500	48,125	272,921	-	321,046	-	321,046
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)	-	(22,500)
Loss on Modification of Warrants Triggering Extinguishment of Debt	-	-	-	-	-	-	29,900	-	29,900	-	29,900
Net Loss	-	-	-	-	-	-	-	(1,108,152)	(1,108,152)	(17,965)	(1,126,117)
Balance, September 30, 2018	200,500	$401,000	375,000	$375,000	27,262,817	$1,363,141	$9,725,745	$(10,179,095)	$1,685,791	$(201,304)	$1,484,487

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,126,117)	$(1,372,345)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	941,569	920,001
Amortization and Accretion	115,462	183,091
Bad Debt Expense	56,000	-
Increase in Deferred Rent Receivable	(68,552)	(111,341)
Stock Based Compensation	321,046	482,071
Gain on Settlement of Accounts Payable	-	(32,073)
(Gain) Loss on Extinguishment of Debt	57,694	(36,193)
Gain on Settlement of Debt	(98,521)	-
Gain on Derivative Liability	(92,586)	(151,080)
Premium on Debt, net	-	(64,107)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(60,713)	(89,636)
Prepaid Expenses	(25,512)	(60,008)
Accounts Payable and Accrued Liabilities	384,273	185,322
Lease Security Deposits	-	250,000
Cash Provided by Operating Activities	404,043	103,702

Cash Flows From Investing Activities:
Purchase of Investments in Debt Securities	(64,426)	(184,066)
Capital Expenditures on Property and Equipment Additions	(565,036)	(568,673)
Cash Used in Investing Activities	(629,462)	(752,739)

Cash Flows From Financing Activities:
Proceeds from Debt, Related Parties	-	325,000
Proceeds from Issuance of Debt, Outside Parties	493,533	100,000
Proceeds from Line of Credit	-	171,416
Payments on Debt	(373,868)	(399,876)
Cash paid for HUD Refinancing Deposit	-	(15,356)
Cash Overdraft	6,529	-
Deferred Loan Costs Paid	(31,875)	-
Dividends Paid on Preferred Stock	(22,500)	(22,500)
Cash Provided by Financing Activities	71,819	158,684

Net Decrease in Cash	(153,600)	(490,353)
Cash and Cash Equivalent and Restricted Cash at Beginning of the Year	972,148	1,158,989
Cash and Cash Equivalent and Restricted Cash at End of the Year	$818,548	$668,636

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,446,855	$1,826,155
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$-	$105,485
Restricted Cash	818,548	563,151
Total Cash and Cash Equivalent and Restricted Cash	$818,548	$668,636

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$22,500	$7,500
Accrued Interest Paid by Proceeds from Debt	$22,800	$-
Capital Expenditures for Property paid by Bank	$-	$2,173,582
Loan Cost of Colony Bank Loan	$-	$38,421
Common Stock issued for Settlement of Accrued Compensation	$-	$107,010
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$-	$79,244
Tender Offers to Settle Bonds Payable	$509,479	$-
Extinguishment of Bonds through Investments in Debt Securities	$-	$92,000

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of September 30, 2018, the Company owned eleven healthcare properties which are leased to third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

For the nine months ended September 30, 2018, the Company incurred a net loss of $1,126,117, reported net cash provided by operations of $404,043 and has an accumulated deficit of $10,179,095. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Land	$1,597,500	$1,597,500
Land Improvements	200,000	200,000
Buildings and Improvements	36,177,303	35,312,194
Furniture, Fixtures and Equipment	1,502,202	1,430,502
Construction in Progress	3,585,068	3,956,841

	43,062,073	42,497,037
Less Accumulated Depreciation	(5,498,374)	(4,556,805)
Less Impairment	(1,560,000)	(1,560,000)

	$36,003,699	$36,380,232

	For the Nine Months Ended September 30,
	2018	2017

Depreciation Expense	$941,569	$920,001
Cash Paid for Capital Expenditures	$565,036	$568,673

4. INVESTMENTS IN DEBT SECURITIES

At September 30, 2018 and December 31, 2017, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	September 30, 2018	December 31, 2017

States and Municipalities	$307,895	$243,469

Contractual maturities of held-to-maturity securities at September 30, 2018 range from March 1, 2023 to March 1, 2044, and total value of securities at their respective maturity dates is $523,000, Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,138,067	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	4,453,000	5,061,000
Line of Credit	2,733,211	1,873,733
Other Debt	1,536,000	1,536,000

	35,978,284	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(700,868)	(809,699)

	$35,277,416	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,410,608	$34,282,407

Debt - Related Parties, Net	866,808	839,684

	$35,277,416	$35,122,091

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

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At September 30, 2018, there were outstanding an aggregate of $1.2 million in senior secured notes. The notes are secured by all assets of the Company not serving as collateral for other notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date, $225,000 of which occurred in the nine months ended September 30, 2018. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018 as well, 225,000 warrants of which occurred in the nine months ended September 30, 2018. The transaction was accounted for as a debt extinguishment with a loss on modification of warrant in the amount of $29,900 and $62,696 recorded in the consolidated statement of operations for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively. During the nine months ended June 30, 2018, among the $225,000 senior secured notes that got extended to December 31, 2018, $125,000 were to related parties

Senior Unsecured Notes

In November 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

	September 30, 2018	December 31, 2017

Volatility	110% - 157%	110% - 157%
Risk-free Interest Rate	0.82% - 1.60%	0.82% - 1.6%
Exercise Price	$0.75	$0.75
Fair Value of Common Stock	$0.40 - $0.50	$0.40 - $0.50
Expected Life	1.00 – 1.53 years	1 – 1.5 years

The total value of all warrants issued in connection with the Company’s senior secured and unsecured notes on their respective issue dates was estimated to be $121,436. The corresponding note discount is being amortized over the life of the note using the straight-line method. The unamortized balance of the discount on the notes was $19,249 and $77,105 as of September 30, 2018 and December 31, 2017, respectively, with $57,856 recorded as amortization expense during 2018.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon and/or the guaranty of Global Healthcare REIT, Inc. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2018	December 31, 2017	Rate	Date

Middle Georgia Nursing Home (1,8)	$4,200,000	$3,566,250	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,403,700	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,303,742	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,155,437	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab (5)	2,761,250	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	2,989,288	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,958,400	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,756,073	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.

(4) Amortization expense related to loan costs of this loan totaled $4,620 for the nine months ended September 30, 2018. The Company has incurred $31,875 in unamortized loan costs to refinance this debt.

(5) Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and $38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of September 30, 2018, and amortization expense related to loan costs of this loan totaled $5,124 for the nine months ended September 30, 2018. Amortizing payments will begin in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $3,738 for the nine months ended September 30, 2018.

(7) Amortization expense related to loan costs of this loan totaled $6,978 for the nine months ended September 30, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(8) The loan at Middle Georgia matures on October 4, 2018, and the company is in negotiations to extend the note.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $14,113 and $2,283, respectively, for the nine months ended September 30, 2018 and $14,113 and $2,283, respectively, for the nine months ended September 30, 2017. The loan agreement includes certain financial covenants required to be maintained by the Company, with which we were not in compliance as of September 30, 2018. There is $608,000 in voluntary non-cash principal reduction payments during the nine months ended September 30, 2018. As of September 30, 2018, and December 31, 2017, restricted cash of $818,548 and $817,582, respectively is related to these bonds.

During the nine months ended September 30, 2018 the Company undertook six tender offers with funds from the First Commercial Line of Credit to purchase bonds from note holders, retiring $608,000 bonds for $509,479 and recording a corresponding gain on settlement of debt of $98,521. The Company also invested $64,426 in debt securities consisting of the Tulsa County Industrial Authority Series 2014 Bonds. On November 1, 2018, the Company called and retired these bonds with proceeds from the First Commercial Line of Credit in place at the Southern Hills Retirement Center.

Line of Credit – Southern Hills Retirement Center

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with First Commercial Bank pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the existing mortgage on its skilled nursing facility in Tulsa, Oklahoma for $1,546,801, and funded tender offers on the Industrial Revenue Bonds covering the ALF and ILF for $682,563, and for working capital, including improvements to the ALF and ILF. As of September 30, 2018, a total of $2,733,211 was drawn under the Line of Credit.

The interest rate on Line of Credit is 5.25%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. On May 3, 2018 the Maturity Date was extended from April 30, 2018 to October 30, 2018, and the company is negotiating a further extension. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, First Commercial Bank moved into a senior position on the ALF and ILF properties.

Other Debt

Other debt at September 30, 2018 and December 31, 2017 includes unsecured notes payable issued to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2018	December 31, 2017	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

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

For the nine months ended September 30, 2018 and 2017, the Company received proceeds from the issuance of debt of $493,533 and $425,000, respectively. Cash payments on debt totaled $373,868 and $399,876 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for deferred loan costs totaled $115,462 and $183,091 for the nine months ended September 30, 2018 and 2017, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2018	$24,644,948	(1)
2019	1,766,054
2020	6,703,511
2021	61,580
2022	64,012
2023 and after	2,738,179

	$35,978,284

(1) Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at Meadowview and Abbeville have such covenants which were in technical non-compliance at September 30, 2018, but the Company believes that its relationships with these lenders is good.

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

As of September 30, 2018 and December 31, 2017, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of September 30, 2018 and December 31, 2017, the Company had 375,000 shares of Series D preferred stock outstanding.

During the nine months ended September 30, 2018 and 2017, the Company paid $22,500 and $22,500, respectively, for Series D preferred stock dividends. Dividends of $22,500 and $22,500 were declared during the nine months ended September 30, 2018 and 2017, respectively, with dividends of $7,500 accrued and payable as of September 30, 2018 and 2017. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	962,500	1,262,092
Vested	(821,875)	(1,262,092)

Outstanding Non-Vested Restricted Stock Units, Ending	140,625	-

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $321,046 and $482,071 for the nine months ended September 30, 2018 and 2017, respectively.

Common Stock Warrants

As of September 30, 2018 and December 31, 2017, the Company had 2,028,461 and 2,269,596, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.79 and $0.78, respectively. During the nine month period ended September 30, 2018 and 2017, an aggregate of 241,135 and 392,140 warrants with a weighted average exercise price of $0.74 and $0.55, respectively, expired. The aggregate intrinsic value of the common stock warrants outstanding at September 30, 2018 was $0.

Common Stock Options

As of September 30, 2018 and December 31, 2017, the Company had 600,000 and 0, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36. During the nine month period ended September 30, 2018 and 2017, no options expired. The aggregate intrinsic value of the common stock options outstanding at September 30, 2018 was $0.

7. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of September 30, 2018 and December 31, 2017, the Company owed Mr. Neuman for legal services rendered $98,293 and $93,114, respectively.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The initial setup fee was $5,000 and ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. The Board approved an annual grant to each of its six Directors of 93,750 shares, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $135,000 for the nine months ended September 30, 2018.

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the nine months ended September 30, 2018 the Company has accrued $123,750 in salaries and recognized $103,546 in stock-based compensation.

On September 6, 2018, a stock-based compensation grant was made to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 250,000 shares of common stock valued at $0.33 per share, total value $82,500.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at September 30, 2018:

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

(7) The Company entered into a management agreement with Cadence Healthcare Solutions to operate Abbeville after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and plans to begin billing and collecting revenues from Medicare and Medicaid going forward.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating), as well as Southern Tulsa SNF and GL Nursing):

Years

2018	$830,946
2019	3,376,438
2020	3,444,106
2021	3,501,074
2022	3,329,860
2023 and Thereafter	7,764,949

$22,247,373

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$2,785	$-	$-	$2,785
Investment in Debt Securities	307,895	307,895	-	-

Fair Value at September 30, 2018:	$310,680	$307,895	$-	$2,785

Warrant Liability	$95,371	$-	$-	$95,371
Investment in Debt Securities	243,469	243,469	-	-

Warrant Liability – December 31, 2017	$338,840	$243,469	$-	$95,371

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the nine months ended September 30, 2018 and 2017:

	2018	2017

Beginning Balance January 1	$95,371	$246,451

Change in Fair Value of Warrant Liability	(92,586)	(151,080)

Ending Balance, September 30	$2,785	$95,371

The significant assumptions used in the Black-Scholes option pricing model as of September 30, 2018 and December 31, 2017 include the following:

	September 30, 2018	December 31, 2017

Volatility	63.58% - 91.93%	109.3% - 122.22%
Risk-free Interest Rate	2.36% - 2.59%	1.03% - 1.27%
Exercise Price	$0.75 - $1.37	$0.75 - $1.37
Fair Value of Common Stock	$0.33	$0.40
Expected Life	0.45 – 0.99 years	0.97 – 1.99 years

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

September 30, 2018

Volatility	113.62%
Risk-free Interest Rate	2.55%
Exercise Price	$0.36
Fair Value of Common Stock	$0.33
Expected Life	3.06 years

10. SEGMENT REPORTING

The Company had two primary reporting segments during the three and nine months ended September 30, 2018, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $224,518 and $37,638,975, respectively, as of September 30, 2018. As of December 31, 2017, all the Company’s assets were in the real estate services segment.

	Statements of Operations Items for the Nine Months Ended
	September 30, 2018			September 30, 2017
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$2,599,224	$-	$2,599,224	$2,303,355	$-	$2,303,355
Expenses
General and Administrative	569,807	117,842	687,649	876,623	-	876,623
Property Taxes, Insurance and Other Operating	105,593	340,647	446,240	375,171	-	375,171
Depreciation	936,943	4,626	941,569	920,001	-	920,001
Total Expenses	1,612,343	463,115	2,075,458	2,171,795	-	2,171,795
Income (Loss) from Operations	986,881	(463,115)	523,766	131,560	-	131,560
Other (Income) Expense
Gain on Warrant Liability	(92,586)	-	(92,586)	(151,080)	-	(151,080)
Gain on Extinguishment of Debt	57,694	-	57,694	(36,193)	-	(36,193)
(Gain) Loss on Settlement of Other Liabilities	(98,521)	-	(98,521)	(32,073)	-	(32,073)
Interest Income	-	-	-	(1)	-	(1)
Interest Expense	1,783,296	-	1,783,296	1,723,252	-	1,723,252
Total Other (Income) Expense	1,649,883	-	1,649,883	1,503,905	-	1,503,905
Net Income (Loss)	(663,002)	(463,115)	(1,126,117)	(1,372,345)	-	(1,372,345)
Net Loss Attributable to Noncontrolling Interests	17,965	-	17,965	22,050	-	22,050
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(645,037)	$(463,115)	$(1,108,152)	$(1,350,295)	$-	$(1,350,295)

	Statements of Operations Items for the Three Months Ended
	September 30, 2018			September 30, 2017
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$885,013	$-	$885,013	$749,269	$-	$749,269
Expenses
General and Administrative	176,036	10,999	187,035	313,764	-	313,764
Property Taxes, Insurance and Other Operating	48,964	169,174	218,138	28,755	-	28,755
Depreciation	319,516	3,470	322,986	319,864	-	319,864
Total Expenses	544,516	183,643	728,159	662,383	-	662,383
Income (Loss) from Operations	340,497	(183,643)	156,854	86,886	-	86,886
Other (Income) Expense
Gain on Warrant Liability	(15,974)	-	(15,974)	(47,523)	-	(47,523)
Gain on Extinguishment of Debt	-	-	-	-	-	-
(Gain) Loss on Settlement of Other Liabilities	354	-	354	-	-	-
Interest Income	-	-	-	-	-	-
Interest Expense	590,514	-	590,514	583,453	-	583,453
Total Other (Income) Expense	574,894	-	574,894	535,930	-	535,930
Net Income (Loss)	(234,397)	(183,643)	(418,040)	(449,044)	-	(449,044)
Net Loss Attributable to Noncontrolling Interests	(948)	-	(948)	-	-	-
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(235,345)	$(183,643)	$(418,988)	$(449,044)	$-	$(449,044)

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

12. SUBSEQUENT EVENTS

Under the Company’s stock repurchase program approved by the Board in July 2018, in November 2018 the Company completed repurchases of 458,140 shares of Common Stock for $132,795 in privately negotiated transactions.

Effective November 1, 2018, the Company called and retired the remaining $4.45 million in Tulsa County Industrial Authority Bonds outstanding using the First Commercial Line of Credit that was established on October 31, 2017. The First Commercial Line of Credit will now convert into an amortizing loan.

In September 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share.

Effective October 15, 2018, the Company and the Placement Agent, consummated the First Closing of the Offering having sold an aggregate of $660,000 in Notes and Warrants. The net proceeds to the Company were $619,400, after deducting Placement Agent fees of $39,600 and Escrow Agent fees of $1,000. The First Closing satisfied the Minimum Offering. The First Closing also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges.

Effective October 30, 2018, the Company and the Placement Agent consummated the Second Closing of the Offering having sold an additional $385,000 in Notes and Warrants. The net proceeds to the Company were $361,900 after deducting Placement Agent fees of $23,100.

Effective October 31, 2018, the Company and the Placement Agent agreed to extend the term of the Offering to the earlier of (i) the sale of the Maximum Offering or (ii) the mutual agreement of the Company and the Placement Agent.

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

Acquisitions

We did not acquire any properties during the nine month periods ended September 30, 2018 and 2017.

Properties

As of September 30, 2018, we owned eleven long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2018:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at September 30, 2018

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,566,250

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$2,303,742

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,186,211

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,939,700

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,155,437

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,989,288

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,958,400

GL Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Abbeville Health & Rehab	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$2,761,250

Property Name	2018 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Dodge NH)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$624,000	June 30, 2026
Southern Hills Retirement Center	$456,000	May 31, 2019
Goodwill Nursing Home	$344,400	February 1, 2027
Edwards Redeemer Health & Rehab	$561,816	October 31, 2022
Providence of Sparta Nursing Home	$480,000	June 30, 2026
Meadowview Healthcare Center	$396,000	October 31, 2024
GL Nursing Home	$-	-
Abbeville Health & Rehab	$-	-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the nine months ended September 30, 2018, the Company incurred a net loss of $1,126,117, reported net cash provided by operations of $404,043 and has an accumulated deficit of $10,179,095. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Rental revenues for the nine month periods ended September 30, 2018 and 2017 totaled $2,599,224 and $2,303,355, respectively, an increase of $295,869. Looking forward, we expect to begin generating revenue from Abbeville in the last quarter of 2018 and revenue from the Southern Hills ILF and ALF in the beginning of 2019.

For the nine months ended September 30, 2017, we recognized rental revenues on seven properties, with no revenues recognized from our assisted living facility and independent living facility located in Tulsa, Oklahoma, the GL Nursing facility in Lonoke, AR, and the newly acquired Abbeville facility in Abbeville, GA. For the nine months ended September 30, 2018 we recognized rental revenues on the same seven properties, with no rental revenues at the GL Nursing facility, Abbeville Health and Rehab and the assisted living and independent living facilities in Tulsa, Oklahoma which are undergoing renovations.

General and administrative expenses were $687,649 and $876,623 for the nine month periods ended September 30, 2018 and 2017, respectively, a decrease of $188,974. For the nine months ended September 30, 2018 and September 30, 2017, respectively, general and administrative expenses included $321,046 and $482,071 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $446,240 and $375,171 for the nine month periods ended September 30, 2018 and 2017, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Abbeville facility as we fund the initial working capital needs to stabilize the operations. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $21,568 from $920,001 for the nine months ended September 30, 2017 to $941,569 for nine months ended September 30, 2018. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

The Company had $1 interest income for the nine months ended September 30, 2017 and no interest income for the nine months ended September 30, 2018.

Interest expense increased $60,044 from $1,723,252 for the nine months ended September 30, 2017 to $1,783,296 for the nine months ended September 30, 2018. We capitalized $64,645 of interest during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew the remaining 10% senior debt, after giving effect to the exchange of a majority of that debt for Units in the October 2018 Unit Offering, that matures during 2018, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $818,548 as of September 30, 2018 which is to be expended on debt service and capital expenditures associated with our Southern Hills Retirement Center and Providence of Sparta Nursing Home, respectively.

Cash provided by operating activities was $404,043 for the nine months ended September 30, 2018 compared to cash provided by operating activities of $103,702 for the nine months ended September 30, 2017. Cash flows from operations were impacted by the decrease in expenses and accounts receivable, and the increase in rental revenues received and accounts payable during the first nine months of 2018.

Cash used in investing activities was $629,462 for the nine-month period ended September 30, 2018 compared to cash used in investing activities of $752,739 for the nine month period ended September 30, 2017.

Cash provided by financing activities was $71,819 for the nine months ended September 30, 2018 and cash provided by financing activities was $158,684 for the nine months ended September 30, 2017. During the first nine months of 2017, we issued $425,000 in debt and made payments on debt of $399,876. During the first nine months of 2018, we issued $493,533 in debt in cash and made cash payments on debt of $373,868.

As of September 30, 2018 and December 31, 2017, our debt balances consisted of the following:

	September 30, 2018	December 31, 2017

Senior Secured Promissory Notes	$325,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,138,067	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	4,453,000	5,061,000
Line of Credit	2,733,211	1,873,733
Other Debt	1,536,000	1,536,000

	35,978,284	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(700,868)	(809,699)

	$35,277,416	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$34,410,608	$34,282,407

Debt - Related Parties, Net	$866,808	$839,684

	$35,277,416	$35,122,091

The weighted average interest rate and term of our fixed rate debt are 6.23% and 6.84 years, respectively, as of September 30, 2018. The weighted average interest rate and term of our variable rate debt are 6.50% and 18.85 years, respectively, as of September 30, 2018.

Mortgage Loans

Mortgage loans are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

Property	Face Amount	September 30, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home (1)	$4,200,000	$3,566,250	$3,643,545	5.50% Fixed	October 4, 2018
Goodwill Nursing Home (1)	4,976,316	4,403,700	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home(4)	2,720,000	2,303,742	2,376,101	5.00% Fixed	December 20, 2018
Edward Redeemer Health & Rehab	2,303,815	2,155,437	2,205,934	5.50% Fixed	January 16, 2020
Abbeville Health & Rehab(5)	2,761,250	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (6)	3,039,300	2,989,288	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,958,400	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (2)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$25,756,073	$25,961,057

(1) Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.

(2) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

(3) The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.

(4) Amortization expense related to loan costs of this loan totaled $4,620 for the nine months ended September 30, 2018. The Company has incurred 31,875 in unamortized loan costs to refinance this debt.

(5) Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and $38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of September 30, 2018, and amortization expense related to loan costs of this loan totaled $5,124 for the nine months ended September 30, 2018. Amortizing payments will begin in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $3,738 for the nine months ended September 30, 2018.

(7) Amortization expense related to loan costs of this loan totaled $6,978 for the nine months ended September 30, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2018, the Company was not in compliance with some other notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

We have $24.7 million of debt maturing for the period ending December 31, 2018, including any debts that could potentially be accelerated. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may impact our financial position and results of operations. We expect to refinance $8.6 million in mortgage loans maturing in 2018 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1.536 million in subordinated debt maturing in 2019. We have $125,000 in senior secured debt maturing December 31, 2018 (after giving effect to the exchange of $1.075 million in senior debt for Units in the October 2018 offering which effectively extended the maturity date of the exchanged debt for three years) and $300,000 in senior notes maturing in 2020. The following is a summary of our subordinated debt at September 30, 2018 and December 31, 2017:

Subordinated and Corporate Debt

Our subordinated debt at September 30, 2018 and December 31, 2017 includes unsecured notes payable the proceeds from which were used to facilitate the acquisition of the nursing home properties.

Property	Face Amount	September 30, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019	(1)

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

Contractual Obligations

As of September 30, 2018, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$35,978,284	$24,816,431	$8,044,088	$429,295	$2,688,470
Notes and Bonds Payable - Interest	1,755,721	771,358	481,020	374,881	128,462

Total Contractual Obligations	$37,734,005	$25,587,789	$8,525,108	$804,176	$2,816,932

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

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ as a result of such judgment and assumptions.

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

Subsequent Events

Under the Company’s stock repurchase program approved by the board in July 2018, the company completed repurchases of 458,140 shares for $132,795 in privately negotiated transactions in November 2018.

The Company is in negotiations to extend the maturity date on the notes at Southern Hills TLC and Middle Georgia Nursing Home.

Effective November 1, 2018, the Company called and retired the remaining $4.45 million Tulsa County Industrial Authority Bonds outstanding with the First Commercial Line of Credit that was established on October 31, 2017. The First Commercial Line of Credit will now convert into an amortizing loan.

In September 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share.

Effective October 15, 2018, the Company and the Placement Agent, consummated the First Closing of the Offering having sold an aggregate of $660,000 in Notes and Warrants. The net proceeds to the Company were $619,400, after deducting Placement Agent fees of $39,600 and Escrow Agent fees of $1,000. The First Closing satisfied the Minimum Offering. The First Closing also included the exchange of an aggregate of $1.075 million is outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges.

Effective October 30, 2018, the Company and the Placement Agent consummated the Second Closing of the Offering having sold an additional $385,000 in Notes and Warrants. The net proceeds to the Company were $361,900 after deducting Placement Agent fees of $23,100.

Effective October 31, 2018, the Company and the Placement Agent agreed to extend the term of the Offering to the earlier of (i) the sale of the Maximum Offering or (ii) the mutual agreement of the Company and the Placement Agent.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HEALTHCARE REIT, INC.

Date: November 19, 2018	By	/s/ Lance Baller
Lance Baller, Interim CEO (Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Zvi Rhine
Zvi Rhine, Chief Financial Officer
(Principal Accounting Officer)