Form 10-K
period 2018-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2019-04-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC .

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

6800 N. 79th St., Ste. 200, Niwot, CO	80503
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the 20,202,930 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $10,101,465 computed by reference to the price at which the common equity was last sold at June 30, 2018.

The number of shares outstanding of the registrant’s common stock as of April 1, 2019 is 27,077,404.

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

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF). We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we do not intend to make that election for the 2018 fiscal year.

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

The facility is covered by a ten year operating lease that began July 2016.

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

The Southern Hills facility is comprised of a senior living campus of three buildings totaling 104,192 square feet sitting on a 4.36-acre parcel. The Center consists of an Assisted Living facility (“ALF”), an Independent Living facility (“ILF”) and a Skilled Nursing facility (“SNF”). The Center offers 106 nursing beds, 92 independent living units, and 24 assisted living beds. The ALF and ILF were split off to a new wholly-owned subsidiary, Southern Tulsa TLC, LLC, in 2014, to accommodate a new financing through an industrial revenue bond.

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

The ILF is undergoing a $2.2 million renovation project and is expected to open in the second quarter of 2019. When the renovation is complete the Company plans to enter into a management agreement to operate the facility in conjunction with the nursing home.

The ALF renovations were substantially complete until a fire incident at the facility in November 2018. This incident resulted in a $200,000 insurance claim. To date we have expended in excess of $2.0 million in upgrades at the ALF and expect to begin operations once the ILF is operating and further stabilized.

In November 2017 we obtained a new line of credit for Southern Hills in the principal amount of $7.3 million. The line of credit matures April 28, 2019; and we expect it to convert into an amortizing loan thereafter. The line of credit was used to refinance the $1.75 million loan on the SNF and opportunistically repurchase some of the Industrial Revenue Bonds (“IRB’s”) on the ALF and ILF. The Company repurchased $1.62 million of the IRB’s for $1.17 million in cash through open market purchases and various tender offers at discounted prices. On November 1, 2018, the remaining IRB’s outstanding were called and retired utilizing the proceeds from the line of credit.

Acquisition of Archway Transitional Care (formerly Goodwill Nursing Home)

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

Goodwill Hunting, LLC owns the Archway Transitional Care, formerly named Goodwill Nursing Home, a 172 bed skilled nursing facility located in Macon, Georgia. It was leased to Goodwill Healthcare and Rehabilitation, LLC under an operating lease that expired in 2017. In January 2016, concurrently with the Chapter 11 Bankruptcy filing by the lease operator, the Goodwill Nursing Home was closed by Georgia regulators and all residents were removed. The Company has entered into a new ten year operating lease covering the facility which became effective in February, 2017 with the new operator having obtained all licenses, permits and other regulatory approval necessary to recertify and reopen the facility. After receiving regulatory approvals, the lease operator invested approximately $2.0 million in capital improvements in the property. The facility has been relicensed and began taking patients in December 2016 and is currently building census.

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

Meadowview was operated under a triple-net operating lease to skilled nursing home operator, which expired in October 2024. The lease was generating $396,000 in gross annual rent; however, the operator experienced adverse results in late 2017 and throughout 2018. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments. As part of the transition, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to Infinity in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. The Company expects facility level operational performance to quickly improve under Infinity’s stewardship and commitment to the surrounding community. As of December 31, 2018 the company lent $106,334 to Infinity under this agreement.

Glen Eagle Healthcare & Rehab

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

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of our purchase of the facility, the State of Georgia initially approved a 45 day extension followed by a one-year provisional Certificate of Need (“CON”) to allow us to complete renovations and reopen the property. The Company assessed that the acquisition of the Abbeville facility did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the acquisition as an acquisition of asset.

We completed approximately $1.0 million in renovations at this facility and achieved recertification on October 12, 2018. As such, we have commenced full scale operations at the facility. We still have not collected any governmental revenues but are entitled to bill back to the recertification date once our billing enrollment with the appropriate government agencies is complete.

Recent Financings

2016 – 2017 Senior Secured Note Offering

In November 2016, the Company commenced a private offering of its 10% Senior Secured Promissory Notes in the aggregate amount up to $1,500,000, on a best efforts basis. As of December 31, 2017, $1,200,000 of the notes have been issued. The notes bear interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity on December 31, 2018. For every $1.00 in principal amount of note, each investor received one warrant exercisable for 12 months to purchase one share of common stock at an exercise price of $0.75 per share. The warrants contained a cashless exercise provision. The notes are secured by a senior UCC security interest in the tangible and intangible assets of the Company.

2017 Senior Note Offering

In December 2017, the Company completed a private offering of 10% Senior Notes in the aggregate amount of $300,000. The notes bear interest at the rate of 10% per annum payable monthly and mature on October 31, 2020. For every $1.00 in principal amount of note, each investor received one warrant exercisable for 12 months to purchase one share of common stock at an exercise price of $0.75 per share. The warrants contained a cashless exercise provision and have now expired.

2018 Senior Secured Note Offering

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants which the Company had previously sold in the 2016 and 2017 Senior Note Offerings for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. As a result of the exchange, all previously outstanding senior notes have been exchanged for new 11% Senior Secured Notes due in 2021.

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

EMPLOYEES

As of December 31, 2018, we had two full time salaried employees, and our CEO received stock-based compensation. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2018, we owned nine senior living facilities. The following table provides summary information regarding these facilities.

Property Name	Location	Effective Percentage Equity Ownership		Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at December 31, 2018

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%		3/15/2013	28,808	$5,000,000	$3,561,461

Warrenton Health and Rehabilitation	Warrenton, GA	100%		12/31/2013	26,894	$3,500,000	$2,287,323

Southern Hills Retirement Center	Tulsa, OK	100%		2/7/2014	104,192	$2,000,000	$7,119,743

Goodwill Nursing Home	Macon, GA	85%		5/19/2014	46,314	$7,185,000	$5,926,082

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%		9/16/2014	31,939	$3,142,233	$2,138,128

Providence of Sparta Nursing Home	Sparta, GA	100	%(2)	9/16/2014	19,441	$2,836,930	$2,975,337

Meadowview Healthcare Center	Seville, OH	100%		9/30/2014	27,500	$3,000,000	$2,936,400

Grand Prairie Nursing Home	Lonoke, AR	100%		9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab (Formerly Abbeville Health & Rehab)	Abbeville, GA	100%		5/25/2016	29,393	$2,100,000	$2,881,690

Property Name	2018 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge) (3)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$630,240	June 30, 2026
Southern Hills Retirement Center	$463,000	May 31, 2019
Goodwill Nursing Home (1) (3) (4)	$486,367	February 1, 2027
Edwards Redeemer Health & Rehab (3)	$563,688	October 31, 2022
Providence of Sparta Nursing Home (2)	$484,800	June 30, 2026
Meadowview Healthcare Center (5)	$-	September 30, 2023
Grand Prairie Nursing Home (3)(6)	$-	-
Glen Eagle Healthcare & Rehab	$-	-

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

(2)	The subordinated note on Sparta matured on August 1, 2016. Investors in the Sparta note were entitled to an additional 5% equity in Providence HR, LLC every six months if the note is not paid when due. In March 2017, all of the former members of Providence HR Investors, LLC executed a Forbearance Agreement in which each agreed to (i) waive default interest, (ii) waive any equity ratchet adjustment and (iii) extend the maturity date of the note to December 31, 2017. As of December 31, 2017, the notes were repaid.

(3)	On January 22, 2016, the lease operator that operates Middle Georgia, Edwards Redeemer, Golden Years (until January 1, 2016) and Goodwill filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. In 2017 the lease operator emerged from bankruptcy and executed a new five year lease.

(4)	Goodwill was closed by regulators in January 2016 and did not generate any revenue in 2016. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point has executed a ten year operating lease covering Goodwill. The operator expended approximately $2.0 million on renovations and in December 2016 took its first patients. In the first quarter of 2017, the operator completed all relicensing and Medicare/Medicaid reimbursement approvals, at which time the lease became effective. First residents were admitted in December 2016. Rent for the first year which began February 1, 2017 is $16,667 per month plus an occupancy rent based on census, payable at the rate of $2,000 per month for every ten residents, with an annual cap of $312,000.

(5)	Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments.

(6)	We executed a new lease in August 2016 with a new operator, which renamed the facility Grand Prairie Nursing Home. Under the new lease, the operator agreed to undertake significant renovations and we agreed to cover its operating losses during what was characterized as a “straddle period”. The lease does not formally commence unit the end of the straddle period. During the straddle period the operator does not have an obligation to pay rent, and any operating profits must be paid to us as reimbursement for our advances to cover the tenant’s operating losses. The straddle period ended February 2018 and the lease operator informed us that it would no longer operate the facility. In March 2018, a new operator assumed operations of the facility under an OTA.

ITEM 3.	LEGAL PROCEEDINGS

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

In March 2019, a civil complaint was filed in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, captioned Bailey v. Skyline, et.al. GL Nursing, LLC, the Company’s wholly owned subsidiary, was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, no responsive pleadings have been filed and no further information is known regarding the merits of the claim.

After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

As we simply were the owners of the property and not the operators, we believe that primary responsibility, if any, falls with the operator at the time. Under the terms of the lease, the operator has a duty to indemnify the Company, a claim which we intend to assert.

While it is too early to assess the Company’s exposure, we believe at this time that the likelihood of an adverse outcome is remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GBCS”. On April 25, 2011, the quotation was moved from the OTCBB to the OTCQB due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2017 through December 31, 2018.

	High	Low
Jan – Mar 2017	$0.57	$0.35
Apr – June 2017	$0.52	$0.40
July – Sept 2017	$0.52	$0.35
Oct – Dec 2017	$0.54	$0.33
Jan - Mar 2018	$0.55	$0.32
Apr - June 2018	$0.40	$0.32
July - Sept 2018	$0.40	$0.28
Oct - Dec 2018	$0.40	$0.18

The closing price of the Company’s common stock as of April 15, 2019 was $0.33, as reported on the OTCQB. The OTCBB and OTCQB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of April 13, 2019, there were approximately 850 record owners of the Company’s common stock.

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

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2018 and 2017, the Company paid dividends on common stock of $0, and $0 per share in addition to the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code if and when we elect to be treated as a REIT, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any formal equity compensation plans.

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	600,000	$0.36	-0-
Total	600,000	$0.36	-0-

(1)	The Company entered into an Employment Agreement with Zvi Rhine on April 1, 2018 with an effective date of January 1, 2018. Under the terms of the Agreement, Mr. Rhine was granted options exercisable to purchase 600,000 shares of common stock at an exercise price of $0.36 per share. Of the options, 150,000 vested immediately, 150,000 will vest April 1, 2019, 150,000 will vest October 1, 2019 and 150,000 will vest April 1, 2020. Mr. Rhine was also granted a restricted stock award of 150,000 shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2018, the Company incurred a net loss of $2,007,006, reported net cash provided by operations of $108,188 and has an accumulated deficit of $11,070,606. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2018 totaled $3,507,366, compared to $3,129,928 for the year ended December 31, 2017, an increase of $377,438. The company also had net Healthcare revenue of $116,025 for the year end December 31, 2018, compared to $0 for the year ended December 31, 2017, related to the newly commenced operation at the Abbeville facility. Factors that contributed to the increase in rental revenue included improved performance at the Southern Hills SNF as well as base rent and occupancy-based escalators at other facilities. These factors were offset by the performance decline at Meadowview, which generated no rent since February 2018.

Going forward, we expect to commence operations at the Southern Hills ALF and ILF facilities in 2019 which we expect to contribute more meaningfully to revenues as the year progresses. We also expect Meadowview to begin paying rent in the second quarter of 2019 with material upside if certain occupancy-based escalators are triggered.

General and administrative expenses were $1,099,179 for the year ended December 31, 2018 compared to $1,001,202 for the year ended December 31, 2017, an increase of $97,977. The increase was due to higher salaries and wages particularly at the Glen Eagle facility. The Company stringently reviews its costs regularly but believes its cost structure has been optimized for its current portfolio. For the years ended December 31, 2018 and 2017, general and administrative expenses included $402,392 and $488,321, respectively, of stock-based compensation related to restricted stock and common stock awards granted. We recognized $56,000 of bad debt expense during 2018 related to a rent receivable which we determined to be uncollectible.

Property taxes, insurance, and other operating expenses totaled $790,954 and $424,348 for the years ended December 31, 2018 and 2017, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We were required to cover these expenses at our GL Nursing facility in 2017. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center as well as all working capital related to our Abbeville facility until such time as we enter into a lease agreement at those properties.

We periodically review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2017, we determined that the carrying value of GL Nursing’s property and equipment was greater than their estimated fair value. In accordance with the guidance for the impairment of long-lived assets, we recorded an impairment loss of $1,560,000 in 2017 to adjust the carrying value of the asset to our estimate of its fair value. No impairment loss was recorded in 2018.We estimated that fair value using the comparable sales method.

Depreciation expense totaled $1,258,345 for the year ended December 31, 2018 compared to $1,239,865 for the year ended December 31, 2017, an increase of $18,480. We have not recorded depreciation expense on our independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the property is placed in service.

Warrants to purchase our common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. For the years ended December 31, 2018 and 2017, we recognized a change in fair value of the warrant liability of $92,586 and $151,080, respectively.

For the year ended December 31, 2018, we recognized a net loss of $276,140 on extinguishment of debt. For the year ended December 31, 2017 we recognized a gain of $175,129 on the extinguishment of debt as a result of tender offer repurchases and retirements of $519,000 in IRB’s payable as a discount.

For the year ended December 31, 2018, the Company recognized a net loss of $383,514 on the settlement of debts, accounts payable and other liabilities, compared to $32,073 during 2017.

Interest income of $29,983 and $13,079 was recognized for the years ended December 31, 2018 and 2017, respectively, from outstanding investment securities.

Interest expense totaled $2,137,887 for the year ended December 31, 2018 compared to $2,214,796 for the year ended December 31, 2017, a decrease of $76,909. The decrease in interest expense is attributable to debt service transferred to a third party guarantor for GL Nursing, and by favorable debt refinancing we completed in 2017 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2018, the Company had cash and cash equivalents of $1,100,218 and restricted cash of $206,989. Our restricted cash is to be expended on debt service, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2019, as our projected cash flow from operations will be insufficient to retire the debt.

Cash provided by operating activities was $108,188 for the year ended December 31, 2018 compared to cash provided by operating activities of $218,252 for the year ended December 31, 2017. Cash flows provided by operations in 2017 were negatively impacted by the decrease in rental revenues as a result of the bankruptcy filing of a lease operator and the closure of one facility. Cash flows provided by operations in 2018 were improved by increased rental revenues but were negatively impacted by increases in operating expenses and rising accounts receivable at Abbeville.

Cash used in investing activities was $595,176 and $1,243,104 for the years ended December 31, 2018 and 2017, respectively. During 2018, we spent $763,258 in capital expenditures and disbursed $106,334 on a note receivable issued for $250,000. The Company realized a gain of 193,053 and net cash proceeds from investment in debt securities during the year of $274,416. During 2017, we issued an $84,000 note receivable, purchased $298,736 in debt securities, and spent $860,368 on capital expenditures.

Cash provided by financing activities was $822,047 for the year ended December 31, 2018 compared to cash provided by financing activities of $838,011 for the year ended December 31, 2017. During 2018, we made payments on debt of $465,704 and received proceeds from issuance of debt of $2,053,384. During 2017, we made payments on debt of $720,044 and received proceeds from issuance of debt of $1,604,955.

As of December 31, 2018 and 2017, our debt balances consisted of the following:

	2018	2017

Senior Secured Promissory Notes	$1,485,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,049,981	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	-	5,061,000
Line of Credit	7,240,183	1,873,733
Other Debt	1,536,000	1,536,000
	37,104,170	35,931,790
Premium, Unamortized Discount and Debt Issuance Costs	(507,829)	(809,699)
	$36,596,341	$35,122,091

As presented in the Consolidated Balance Sheets:
Debt, Net	$35,721,341	$34,282,407
Debt - Related Parties, Net	$875,000	$839,684
	$36,596,341	$35,122,091

The weighted average interest rate and term of our fixed rate debt are 6.14% and 4.0 years, respectively, as of December 31, 2018. The weighted average interest rate and term of our variable rate debt are 6.50% and 18.9 years, respectively, as of December 31, 2018.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at
Property	Face Amount	December 31, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Middle Georgia Nursing Home (1,7)	$3,570,000	$3,561,461	$3,643,545	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)	4,976,316	4,390,082	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (2)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (3)	2,720,000	2,287,323	2,376,101	5.50% Fixed	January 20, 2020
Edward Redeemer Health & Rehab	2,303,815	2,138,128	2,205,934	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (4)	2,761,250	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Glen Eagle Health & Rehab Line of Credit(4)	200,365	120,440	-	6.50% Fixed	September 30, 2019
Southern Hills Retirement Center (8)	7,229,052	7,119,743	1,873,733	5.25% Fixed	April 28, 2019
Providence of Sparta Nursing Home (5)	3,039,300	2,975,337	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (6)	3,000,000	2,936,400	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (9)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$32,908,170	$27,834,790

(1)	Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.
(2)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.
(3)	Amortization expense related to loan costs of this loan totaled $6,160 for the year ended December 31, 2018. The loan was extended on January 19, 2019 to January 20, 2020. The Company has incurred $43,681 in unamortized loan costs to refinance this debt with HUD.
(4)	Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and $38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of December 31, 2018, and amortization expense related to loan costs of this loan totaled $5,342 for the year ended December 31, 2018. Amortizing payments will begin in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity of September 30, 2019.
(5)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $4,984 for the year ended December 31, 2018.
(6)	Amortization expense related to loan costs of this loan totaled $9,303 for the year ended December 31, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(7)	The loan at Middle Georgia was renewed on November 26, 2018 with the maturity extended to October 26, 2021.
(8)	In February 2019, the maturity of the line of credit was extended to April 28, 2019, with the intent to convert into an amortizing loan thereafter.
(9)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

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

Amortization expense related to deferred loan costs and the original issue discount totaled $18,817 and $2,791 for the year ended December 31, 2018 and $18,817 and $3,044 for the year ended December 31, 2017. The loan agreement includes certain financial covenants required to be maintained by the Company, with which we were not compliance as of December 31, 2018. There is $5,061,000 in voluntary non-cash principal reduction payments during the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, restricted cash of $1,179 and $565,963, respectively is related to these bonds.

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

During the year ended December 31, 2018 the Company undertook six tender offers with funds from the First Commercial Line of Credit to purchase bonds from note holders, retiring $608,000 bonds for $509,479 and recording a corresponding gain on settlement of debt of $98,521. The Company also invested $64,426 in debt securities consisting of the Tulsa County Industrial Authority Series 2014 Bonds. On November 1, 2018, the Company called and retired these bonds with $4,560,010 of proceeds from the First Commercial Line of Credit in place at the Southern Hills Retirement Center, and recognized a net loss onf extinguishment debt settlement of $383,514, and paid $559,158 cash for bond retirement and accrued interest.

Subordinated and Corporate Debt

Our subordinated debt due at December 31, 2018 and 2017 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	December 31, 2018	December 31, 2017	Stated Interest Rate	Maturity Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to an additional one-time premium payment in the amount of 15% of the principal balance of the notes, bringing the total premium to 20%.

Our corporate debt at December 31, 2018 and 2017 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding on December 31,		Stated Interest	Maturity
Series	Amount	2018	2017	Rate	Date

10% Senior Secured Promissory Note	$125,000	$125,000	$1,200,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Note	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Note	2,235,000	2,235,000	-	11.0% Fixed	October 31, 2021

		$2,660,000	$1,500,000

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has complied in some instances in an untimely manner.

Contractual Obligations

As of December 31, 2018, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$37,104,170	$19,681,716	$14,620,262	$130,554	$2,671,638
Notes and Bonds Payable - Interest	4,153,092	1,397,867	1,115,346	212,661	1,427,218

Total Contractual Obligations	$41,257,262	$21,079,583	$15,735,608	$343,215	$4,098,856

We have $8.9 million of debt maturing and expect principal reduction payments of approximately $459,000 in the year ended December 31, 2019. There is also $10.3 million in debt in technical default maturing after December 31, 2019 but shown due immediately. The total of $19.6 million compares to $22.5 million of debt that matured or was in default in the year ending December 31, 2018.While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance $8.9 million in mortgage loans maturing in 2019 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $125,000 in note obligations maturing in 2019. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details.

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our Senior Secured Promissory Notes in the aggregate amount of $1,160,000 and $900,000 during 2018 and 2017 and revenues generated from operations, are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Subsequent Events

In January 2019, we extended our first mortgage note on the Warrenton property to January 20, 2020. The interest rate increased from 5.0% to 5.5% but our monthly debt service payments were held constant from the prior loan.

In February 2019, Colony Bank expanded our line of credit to $400,000 to provide additional working capital to scale operations at our Abbeville facility. The line of credit matures on September 30, 2019.

In February 2019, the maturity of the line of credit on our Southern Hills Retirement Center was extended to April 28, 2019, with the intent to convert into an amortizing loan thereafter.

In March 2019, the company issued 90,909 shares of common stock to each of three directors without compensation plans, for a total of 272,727 shares issued under the Directors’ compensation plan for 2019.

On April 12, 2019, the Company entered into a definitive Asset Purchase Agreement to acquire the Higher Call Nursing Center in Quapaw, Oklahoma. The transaction is subject to numerous conditions such as completing our due diligence, financing, completion of the operations transfer agreement, and is not closed as of the date of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2018. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	45	Director, CEO	2015
Clifford L. Neuman	70	Director	2014
Andrew L. Sink	52	Director, Interim COO(1)	2015
Zvi Rhine	39	Director, President, CFO	2015
Adam Desmond	48	Director	2017
Josh Mandel	44	Director(2)	2017

(1)	Mr. Sink resigned as Interim COO in March 2017.
(2)	Mr. Mandel resigned as Director in March 2019.

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

Clifford L. Neuman has been engaged as a principal in his own law firms for over 45 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves as a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

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

Zvi Rhine has nearly 20 years of experience in the securities industry. He is the principal and managing member of Sabra Capital Partners which he founded in 2012, a multi-strategy hedge fund that focuses on event-driven, value and special situations investments primarily in North America. Prior to founding Sabra Capital Partners, he worked at Hilco Real Estate concentrating on asset-backed investments and sale-leaseback transactions. From 2005 to 2008, he was a Director of Boone Capital, an event-driven hedge fund concentrating on small to mid-cap companies. Mr. Rhine has also worked in various investment capacities for Banc of America Securities and US Bancorp Piper Jaffray. He is a graduate of the University of Illinois where he was the recipient of the Bronze Tablet for being in the top 1% of his graduating class.

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

Josh Mandell is currently Chief Operating Officer of the Gateway Companies, an investor, developer and manager of multifamily housing properties across the Southeastern USA. From 2014-2017, he served as the Director of Investments for StoneRiver Company, a full-service private real estate firm focused on the investment, development and management of commercial real estate across the Southeastern US. Prior to that Mr. Mandell served as General Counsel and later, Chief Development Officer for BSR Trust (formerly Summit Housing Partners), an owner/operator of approximately 20,000 affordable and conventional multifamily housing units across 10 states in the SoutheastMr. Mandell is a graduate of the University of Alabama (B.A. History, 1996) and Loyola University (New Orleans) School of Law (JD, International Law Certificate, 2000), and he is a member of the Louisiana and Alabama State Bar Associations. He also serves on the Boards of Directors of The Alabama Wildlife Federation, The Eyesight Foundation of Alabama, Birmingham Jewish Federation and Mountain Brook Athletics.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2018, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were six (6) meetings of the Board during 2018. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2018, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”), which was amended in January 2018, pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

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

The third grant date was January 1, 2017, and consisted of 52,632 shares of common stock issued to each of the five Directors, for a total of 263,160 shares issued under the Plan for 2017. The fourth grant date was January 23, 2018, and consisted of 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Plan for 2018. The fifth grant date was March 1, 2019 and consisted of 90,909 shares of common stock valued at $0.33 per share issued to each of Baller, Desmond and Neuman. Mr. Rhine is compensated through his Employment Agreement and did not participate in the Director Compensation Plan. Mr. Sink did not receive any shares at present.

The following table summarizes director compensation paid for the year ended December 31, 2018:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	-	$30,000	-	-	-	-	$30,000
Zvi Rhine	-	$30,000	-	-	-	-	$30,000
Clifford Neuman	-	$30,000	-	-	-	-	$30,000
Adam Desmond	-	$30,000	-	-	-	-	$30,000
Andrew Sink	-	$30,000					$30,000
Josh Mandel		$30,000					$30,000

Director Independence

Our common stock is listed on the OTCPink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. Andy Sink, Mr. Adam Desmond and Mr. Josh Mandel would be considered “independent” under the NASDAQ rule.

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

The compensation advisory committee did not meet during fiscal 2018. The compensation advisory committee will, when appointed:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Lance Baller, Interim President, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2019.

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

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Global Healthcare REIT, Inc., at the Company’s principal executive offices located in Niwot, Colorado. Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Messrs. Neuman and Mandell each failed to file one (1) report covering one (1) transaction in a timely fashion; Mr. Rhine failed to file one (1) report covering four (4) transactions in a timely manner, Mr. Baller failed to file two (2) reports covering two (2) transactions in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Components of Compensation.

The CEO receives exclusively stock based compensation at the discretion of the Board, and on September 6, 2018, a stock-based compensation grant was made to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 250,000 shares of common stock valued at $0.33 per share, total value $82,500. The Company did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

In April 2018, the Company approved an Employment Agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company has accrued $165,000 in executive salaries, $25,000 in bonuses, and recognized $41,787 in stock-based compensation and $98,105 in option based compensation.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Lance Baller,	2018	-0-	-0-	$82,500	-0-	-0-	-0-	-0-	$82,500
CEO	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558
	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000

Zvi Rhine,	2018	$165,000	$25,000	$41,787	$98,105	-0-	-0-	-0-	$329,892
President & CFO	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558
	2016	-0-	-0-	$172,000	-0-	-0-	-0-	-0-	$172,000

(1)	Does not include stock based compensation for services as Directors.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the “Incentive Plan”). An aggregate of 100,000 shares of the Company’s Common Stock were reserved for issuance under the Incentive Plan. As of December 31, 2017, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

Equity Awards at Year End

Except for the awards and option grants to Mr. Rhine under his Employment Agreement, there were no other unexercised options, unvested stock awards or equity incentive plan awards for any named executive officer outstanding as of the end of the most recently completed fiscal year.

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

In April 2018, the Company approved an Employment Agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company has accrued $165,000 in executive salaries, $25,000 in bonuses, and recognized $41,787 in stock-based compensation and $98,105 in option based compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2019 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company’s Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent (1)(6)

Common Stock

	Clifford L. Neuman (2) 6800 N. 79 th St., Ste. 200 Niwot, CO 80503	1,081,762	4.02%

	Lance Baller(3) 8480 E. Orchard Rd., Ste. 4900 Greenwood Village, CO 80111	2,510,145	9.33%

	Andrew Sink(5) 3412 Sherwood Rd. Birmingham, AL 35233	599,278	2.23%

	Zvi Rhine(4) 401 E. Ontario St., #2301 Chicago, Ill. 60611	2,523,000	9.17%

	Adam Desmond PO Box 2036 Carbondale, CO 81623	302,823	1.13%

	Josh Mandel c/o 6800 N. 79th St., Ste. 200 Niwot, CO 80503	109,315	0.41%

	All Officers and Directors as a Group (6 persons)	7,126,323	25.91%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals’ right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 952,974 shares owned individually; and 128,788 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)	Includes 1,614,654 shares owned individually, 266,156 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,335 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(4)	Includes 1,368,000 shares owned individually which includes 150,000 shares subject to future vesting, 555,000 shares owned by Sabra Investments, LP, of which Mr. Rhine is a control person. Also includes options exercisable to purchase 600,000 shares subject to future vesting.

(5)	Includes 541,278 shares owned individually and 58,000 shares owned by Andrew L. Sink IRA

(6)	Based on 26,902,403 shares issued and outstanding on April 1, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands. There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

Related Party Transactions

During 2018, among the $225,000 senior secured notes that were extended to December 31, 2018, $125,000 were to related parties and among the $1.075 million senior secured notes that were extended to October 31, 2021, $875,000 were to related parties.

In the fourth quarter of 2016 and the first quarter of 2017, the Company undertook a private offering (“Offering”) of Units, each Unit consisting of a 10% Senior Secured Note and one warrant for every dollar in principal amount of Note purchased. In the Offering, Ultimate Investments, Ltd and the Baller Family Foundation, Inc., each entity controlled by Mr, Baller, invested $300,000 and $200,000 respectively. Zvi Rhine invested $50,000, while his brother David Rhine invested $50,000 and his father Gary Rhine invested $25,000. In addition, Adam Desmond invested $100,000 in the Offering and his father Robert Desmond invested $150,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by MaloneBailey, LLP, its current registered independent public accounting firm, since their appointment in 2015:

	2017	2018

Audit Fees	$100,500	$101,186
Tax Fees	-	-
All Other Fees	-	-0-

Total	$100,500	$101,186

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

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-39 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock

(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994
(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist

(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement

(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders
(55)	10.127	Form of Promissory Note

(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Gran
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.
(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.

(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.

*	Filed herewith
**	furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 16, 2019

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Property and Equipment, Net	$35,885,145	$36,380,232
Cash and Cash Equivalents	1,100,218	154,566
Restricted Cash	206,989	817,582
Accounts Receivable, Net	166,696	88,476
Investments in Debt Securities	162,106	243,469
Prepaid Expenses and Other	774,733	546,098
Total Assets	$38,295,887	$38,230,423

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $507,829 and $774,383, respectively	$35,721,341	$34,282,407
Debt – Related Parties, Net of discount of $0 and $35,316, respectively	875,000	839,684
Accounts Payable and Accrued Liabilities	306,437	350,189
Accounts Payable – Related Parties	118,230	93,114
Dividends Payable	7,500	7,500
Derivative Liability	2,785	95,371
Lease Security Deposit	280,000	280,000
Total Liabilities	37,311,293	35,948,265
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,804,677 and 26,300,317 Shares Issued and Outstanding at December 31, 2018 and December 31, 2017, Respectively	1,340,234	1,315,016
Additional Paid-In Capital	10,137,148	9,422,924
Accumulated Deficit	(11,070,606)	(9,048,443)
Total Global Healthcare REIT, Inc.
Stockholders’ Equity	1,182,776	2,465,497
Noncontrolling Interests	(198,182)	(183,339)
Total Equity	984,594	2,282,158
Total Liabilities and Equity	$38,295,887	$38,230,423

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2018	December 31, 2017

Revenue
Rental Revenue	$3,507,366	$3,129,928
Healthcare Revenue	116,025	-
Total Revenue	3,623,391	3,129,928
Expenses
General and Administrative	1,099,179	1,001,202
Property Taxes, Insurance and Other Operating	790,954	424,348
Depreciation	1,258,345	1,239,865
Total Expenses	3,148,478	2,665,415
Income (Loss) from Operations	474,913	464,513
Other (Income) Expense
Gain on Warrant Liability	(92,586)	(151,080)
(Gain) Loss on Extinguishment of Debt	276,140	(175,129)
(Gain) Loss on Settlement of Other Liabilities	383,514	(32,073)
Gain on Sale of Investments	(193,053)	-
Impairment Loss of Long Term Assets	-	1,560,000
Interest Income	(29,983)	(13,079)
Loss on modification of warrant	-	62,696
Interest Expense	2,137,887	2,214,796
Total Other (Income) Expense	2,481,919	3,466,131
Net Loss	(2,007,006)	(3,001,618)
Net Loss Attributable to Noncontrolling Interests	14,843	5,078
Net Loss Attributable to Global Healthcare REIT, Inc.	(1,992,163)	(2,996,540)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders	$(2,022,163)	$(3,026,540)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.08)	$(0.12)
Diluted	$(0.08)	$(0.12)
Weighted Average Common Shares Outstanding:
Basic	26,913,045	25,849,025
Diluted	26,913,045	25,849,025

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred		Series D Preferred						Global
	Stock		Stock		Common Stock				Healthcare
	Number		Number		Number		Additional		REIT, Inc.	Non-
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2016	200,500	$401,000	375,000	$375,000	25,027,260	$1,251,363	$8,707,116	$(6,021,903)	$4,712,576	$(178,261)	$4,534,315
Share Based Compensation and settlement of accrued salary – Restricted Stock Awards - Related Parties	-	-	-	-	1,273,057	63,653	531,677	-	595,330	-	595,330
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Relative Fair Value of Warrants Issued with Notes Payable	-	-	-	-	-	-	121,435	-	121,435	-	121,435
Loss on Modification of Warrants	-	-	-	-	-	-	62,696	-	62,696	-	62,696
Net Loss	-	-	-	-	-	-	-	(2,996,540)	(2,996,540)	(5,078)	(3,001,618)
Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Global Healthcare
	Number		Number		Number		Additional		REIT, Inc.	Non-
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	962,500	48,125	354,267	-	402,392	-	402,392
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Repurchase Common Stock	-	-	-	-	(458,140)	(22,907)	(109,888)	-	(132,795)	-	(132,795)
Warrant Expense for Debt Extinguishment	-	-	-	-	-	-	241,367	-	241,367	-	241,367
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	207,025	-	207,025	-	207,025
Fair value of warrants issued to the placement agent							21,453		21,453		21,453
Net Loss	-	-	-	-	-	-	-	(1,992,163)	(1,992,163)	(14,843)	(2,007,006)
Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net loss	$(2,007,006)	$(3,001,618)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,258,345	1,239,865
Amortization and Accretion	155,011	283,601
Impairment Loss on Long Term Assets	-	1,560,000
Provision for Bad Debt	56,000	-
Increase in Deferred Rent Receivable	(127,184)	(325,137)
Stock Based Compensation	402,392	488,320
Gain on Settlement of Accounts Payable	-	(32,073)
(Gain) Loss on Settlement of Debt	383,514	(175,129)
Gain on Sale of Investments	(193,053)	-
Loss on Modification of Warrants	-	62,696
Loss on Extinquishment of Debt	276,140	-
Gain on Derivative Liability	(92,586)	(151,080)
Premium on Debt, net	-	(64,107)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Rents Receivable	(134,220)	(4,476)
Prepaid Expenses and Other Assets	4,883	1,001
Accounts Payable and Accrued Liabilities	125,952	86,389
Lease Security Deposits	-	250,000
Cash Provided by (Used in) Operating Activities	108,188	218,252

Cash Flows From Investing Activities:
Issuance of Note Receivable	(106,334)	(84,000)
Sales (Purchase) of Investments in Debt Securities	274,416	(298,736)
Capital Expenditures for Property and Equipment	(763,258)	(860,368)
Cash Provided by (Used in) Investing Activities	(595,176)	(1,243,104)

Cash Flows From Financing Activities:
Proceeds from Debt, Related Parties	-	425,000
Proceeds from Issuance of Debt, Non-Related Party	2,053,384	1,179,955
Payments on Debt , Non-Related Party	(465,704)	(720,044)
Cash Paid for Bond Retirement and Accrued Interest	(559,158)	-
Deferred Loan Costs Paid	(43,680)	(16,900)
Dividends Paid on Preferred Stock	(30,000)	(30,000)
Repurchases of Common Stock	(132,795)	-
Cash Provided by (Used in) Financing Activities	822,047	838,011

Net Increase (Decrease) in cash	335,059	(186,841)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Year	972,148	1,158,989
Cash and Cash Equivalents and Restricted Cash at End of the Year	$1,307,207	$972,148
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,875,753	$2,015,055
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$1,100,218	$154,566
Restricted Cash	206,989	817,582
Total Cash and Cash Equivalent and Restricted Cash	$1,307,207	$972,148
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$30,000	$30,000
Additions to fixed assets financed with debt	$-	$2,156,847
Fair Value of Warrants Issued to Placement Agent	$21,453	$-
Common Stock issued for Settlement of Accrued Compensation	$-	$107,010
Relative Fair Value of Warrants issued with Senior Secured Promissory Notes	$207,025	$121,435
Offers from Line of Credit to Settle Bonds Payable	$4,560,010	$-
Extinguishment of Bonds through Investments in Debt Securities	$-	$519,000
Refinancing of Mortgage Loans	$-	$7,884,437
Loan costs incurred for refinancing	$-	$219,005

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

The Company intends to make a REIT election under sections 856 through 859 of the Internal Revenue Code of 1986, as amended. Such election will be made by the Board of Directors at such time as the Board determines that we qualify as a REIT under applicable provisions of the Internal Revenue Code and that such election is in the best interest of our stockholders.

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of December 31, 2018, the Company owned eleven healthcare properties which are leased to third-party operators under triple-net operating terms.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2018	2017

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	$206,989	$817,582

	$206,989	$817,582

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2018 and 2017 were $741,197 and $315,955, respectively. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2018 and 2017, deferred loan costs paid in cash totaled $43,680 and $16,900, respectively; deferred loan costs paid using proceeds from loans totaled $73,900 and $219,005, respectively. Amortization expense for the years ended December 31, 2018 and 2017 totaled $155,011 and $283,601, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $665,307 and $541,649 as of December 31, 2018 and 2017, respectively. Adjustments to reflect rental income on a straight-line basis totaled $127,184 and $321,612 for the years ended December 31, 2018 and 2017, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2018 and 2017, there were no deferred lease incentives recorded.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard was limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the adoption of this standard did not have a significant impact on its consolidated financial statements and related disclosures. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

For our Nursing Home Operations in Abbeville, the adoption of ASU 2014-09 resulted in changes to Abbeville’s presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of Glen Eagle’s provision for doubtful accounts would have related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts.

Under ASU 2014-09 and in accordance with FASB ASC 606-10-05-4

An entity recognizes revenue in accordance with that core principle by applying the following steps:

a.	Step 1: Identify the contract(s) with a customer
b.	Step 2: Identify the performance obligations in the contract
c.	Step 3: Determine the transaction price
d.	Step 4: Allocate the transaction price to the performance obligations in the contract
e.	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation”

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. As of December 31, 2018, the Company has 3,142,586 common stock warrants outstanding, which could be converted into 3,142,586 shares of common stock; 200,500 shares of Series A Preferred Stock outstanding, which could be converted into 200,500 shares of commons stock; 375,000 shares of Series D Preferred Stock outstanding, which could be converted into 375,000 shares of common stock.

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted loss per share as of December 31:

	2018	2017

Weighted Average Number of Common Shares Used in Basic Loss Per Share	26,913,045	25,849,025

Effect of Dilutive Securities:
Common Stock Warrants	-	-
Convertible Preferred Stock	-	-

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Diluted Loss Per Share	26,913,045	25,849,025

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this standard as of January 1, 2018 using the retrospective approach. The impact of this adoption was disclosure only for periods presented on the Company’s Statements of Cash Flows.

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

For the year ended December 31, 2018, the Company incurred a net loss of $2,007,006 and has an accumulated deficit of $11,070,606. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INVESTMENTS IN DEBT SECURITIES

At December 31, 2018 and 2017, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	December 31, 2018	December 31, 2017

States and Municipalities	$162,106	$243,469

Contractual maturities of held-to-maturity securities at December 31, 2018 are as follows:

Net Carrying Amount

Due in One Year or Less	$162,006

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had net cash proceeds from the sale of investment in debt securities during 2018 of $274,416

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Land	$1,597,500	$1,597,500
Land Improvements	200,000	200,000
Buildings and Improvements	36,076,630	35,312,194
Furniture, Fixtures and Equipment	1,469,977	1,430,502
Construction in Progress	3,916,187	3,956,841

	43,260,295	42,497,037
Less Accumulated Depreciation	(5,815,150)	(4,556,805)
Less Impairment	(1,560,000)	(1,560,000)

	$35,885,145	$36,380,232

Depreciation Expense	$1,258,345	$1,239,865

Impairment Expense	$-	$1,560,000

Cash Paid for Capital Expenditures	$763,258	$860,368

Property and Equipment financed with Debt	$-	$2,156,847

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

The facility was closed in March 2016 due to uncured deficiencies. On March 17, 2017, in anticipation of the Company’s purchase of the facility, the State of Georgia approved a 45 day extension followed by a one-year provisional Certificate of Need (“CON”) to allow the Company to complete renovations and reopen the property. The Company assessed that the acquisition of the Abbeville facility did not qualify as a business combination in accordance with the provisions of ASC 805. The Company accounted for the acquisition as an acquisition of asset.

We completed approximately $1.0 million in renovations at this facility and achieved recertification on October 12, 2018. As such, we have commenced full scale operations at the facility. We still have not collected any governmental revenues but are entitled to bill back to the recertification date once our billing enrollment with the appropriate government agencies is complete.

5. Notes receivable

Note Receivable – Receiver for Healthcare Management of Oklahoma, LLC

On May 10, 2016, the Company obtained a Court Order appointing a receiver to control and operate the skilled nursing facility in Southern Hills, Tulsa. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the receiver was part of a turnaround effort to restore viable operations at the facility. The Court ordered the Company to provide the receiver a revolving line of credit not to exceed $250,000 of which the Company advanced $150,000 during 2016. The receiver is to repay the revolving unsecured line of credit from the operation or sale of the facility or other sources. The Company has determined the note as no longer being collectible based on the ability to repay and has recorded bad debt expense of $150,000 in the consolidated statements of operations for the year ended December 31, 2016. During November 2017, the company made a short-term loan in the amount of $84,000 to the operator with the understanding that it would be repaid immediately; the loan was repaid during 2018.

Note Receivable: Accounts Receivable Line of Credit (“ARLOC”) – Infinity Health Interests, LLC

As part of the transition to a new tenant at High Street Nursing facility, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to an affiliate of Infinity Health Interests, LLC (“Infinity”) in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. The Company expects facility level operational performance to quickly improve under Infinity’s stewardship and commitment to the surrounding community. As of December 31, 2018 the company lent $106,334 to Infinity under this agreement.

6. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2018 and 2017:

	2018	2017

Senior Secured Promissory Notes	$1,485,000	$325,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	21,049,981	18,750,685
Variable-Rate Mortgage Loans	4,618,006	7,210,372
Bonds Payable	-	5,061,000
Line of Credit	7,240,183	1,873,733
Other Debt	1,536,000	1,536,000
	37,104,170	35,931,790

Premium, Unamortized Discount and Debt Issuance Costs	(507,829)	(809,699)

	$36,596,341	$35,122,091

As presented in the Consolidated Balance Sheets:

Debt, Net	$35,721,341	$34,282,407

Debt - Related Parties, Net	$875,000	$839,684

	$36,596,341	$35,122,091

Meadowview Convertible Notes Payable

6.5% Notes Due September, 2017

On September 26, 2014, the Company completed a private offering of its 6.5% Senior Secured Convertible Promissory Notes in the amount of $3,200,000 which mature on September 25, 2017. Deferred loan costs incurred of $180,963 related to the loan were amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs totaled $45,241 for the year ended December 31, 2017. The Notes are secured by a senior mortgage on the Meadowview Healthcare Center located in Seville, Ohio.

On November 1, 2017, the Company, through its wholly-owned subsidiary High Street Nursing, LLC consummated a refinancing of its senior notes on its skilled nursing facility in Seville, Ohio with ServisFirst Bank pursuant to term note in the principal amount of $3,000,000 (the “Meadowview Note”).

Proceeds from the Meadowview Note were used to pay off $3,000,000 of Senior Secured Convertible Promissory Notes and the remaining $200,000 balance of the Senior Secured Convertible Promissory Notes was paid using cash. The interest rate on Meadowview Note is 6.0%. Monthly payments of interest only begin on November 30, 2017 until January 2018, at which time monthly payments of principal and accrued interest shall be due until the Meadowview Note is paid in full on October 30, 2022 (the “Maturity Date”). The Note is secured by an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Mortgage”). Deferred loan costs incurred of $46,517 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs totaled $9,303 for the year ended December 31, 2018.

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

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date, $225,000 of which occurred in 2018. During 2018, among the $225,000 senior secured notes that were extended to December 31, 2018, $125,000 were to related parties. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018 as well, 225,000 warrants of which occurred in 2018.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600, and issued 111,000 warrants to the Placement Agent with $21,453 of the fair value of the warrants recorded as loan cost. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. During 2018, among the $1.075 million senior secured notes that were extended to October 31, 2021, $875,000 were to related parties. As of December 31, 2018 the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and were technically in default.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

	December 31, 2018	December 31, 2017

Volatility	122% - 123%	110% - 157%
Risk-free Interest Rate	2.76% - 2.94%	0.82% - 1.6%
Exercise Price	$0.50	$0.75
Fair Value of Common Stock	$0.30 - $0.35	$0.40 - $0.50
Expected Life	2.9 – 3 years	1 – 1.5 years

During the year ended December 31, 2017, the Company issued 900,000 warrants in connection with its note offerings with a value on the issue date estimated to be $121,435, bifurcated from the value of the note. As of December 31, 2017, the unamortized balance of discount on notes was $77,105. During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new ones in connection with its note offerings. As a result of the modification the Company recognized a loss on extinguishment of $248,346. As of December 31, 2018, the unamortized balance of discount on notes was $184,013. Amortization expense was $93,138and $140,203 for the years ended December 31, 2018 and December 31, 2017 respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	December 31, 2018	December 31, 2017	Rate	Date

Southern Hills Retirement Center Line of Credit (1)	7,229,052	7,119,743	1,873,733	5.25% Fixed	April 28, 2019
Middle Georgia Nursing Home (2,8)	$3,570,000	$3,561,461	$3,643,545	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (2)	4,976,316	4,390,082	4,466,375	5.50% Fixed	March 19, 2020
Goodwill Nursing Home (3)	80,193	-	23,904	5.50% Fixed	June 12, 2018
Warrenton Nursing Home (4)	2,720,000	2,287,323	2,376,101	5.50% Fixed	January 20, 2020
Edward Redeemer Health & Rehab	2,303,815	2,138,128	2,205,934	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (5)	2,761,250	2,761,250	2,592,366	5.50% Fixed	May 25, 2021
Glen Eagle Health & Rehab Line of Credit(5)	200,365	120,440		6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (6)	3,039,300	2,975,337	3,034,826	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,936,400	3,000,000	6.00% Fixed	October 30, 2022
GL Nursing Home (9)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$32,908,170	$27,834,790

F-14

(1)

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with First Commercial Bank pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801,funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2017, a total of $1,873,733 was drawn under the Line of Credit, and as of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit.

The interest rate on Line of Credit is 5.25%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. On May 3, 2018 the Maturity Date was extended from April 30, 2018 to October 30, 2018. The Maturity Date was further extended to February 28, 2019 and subsequently to April 28, 2019, with the intent to convert to an amortizing loan thereafter. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, First Commercial Bank moved into a senior position on the ALF and ILF properties.

(2)	Mortgage loans are non-recourse to the Company except for the senior loans held by ServisFirst Bank on Meadowview (Ohio), held by Colony Bank on Abbeville, and the Southern Hills line of credit owed to First Commercial Bank, discussed under line of credit.
(3)	The $80,193 debt at Goodwill Nursing Home was incurred to pay off accrued interest on the original primary note. The balance of this note was paid in full on June 12, 2018.
(4)	Amortization expense related to loan costs of this loan totaled $6,160 for the year ended December 31, 2018. The loan was extended on January 19, 2019 to January 20, 2020. The Company has incurred $43,681 in unamortized loan costs to refinance this debt with another lender.
(5)	Proceeds of $2,138,126 were disbursed directly to the seller of the property for acquisition and $597,799 was disbursed to the Company as reimbursement for renovation cost, and $38,421 of loan costs and interest were capitalized. The loan has been fully drawn as of December 31, 2018, and amortization expense related to loan costs of this loan totaled $5,342 for the year ended December 31, 2018. Amortizing payments will begin in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity of September 30, 2019.
(6)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. The total amount borrowed under the new loan is $3,039,300 at time of debt issuance, with the Company receiving only $28,596 in cash. The senior note balance of $1,655,123 on December 31, 2016 was paid off using $29,747 in cash and $1,625,376 using the proceeds from the new loan. The subordinated note balance of $1,050,000 was paid off using loan proceeds, $218,619 went to restricted cash and the rest was used to pay fees. Amortization expense related to loan costs totaled $4,984 for the year ended December 31, 2018.
(7)	Amortization expense related to loan costs of this loan totaled $9,303 for the year ended December 31, 2018. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2018, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(8)	The loan at Middle Georgia was renewed on November 26, 2018 with the maturity extended to October 26, 2021.
(9)	Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2018, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in an untimely manner. These mortgage loans are technically in default.

Bonds Payable – Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. The Series 2014 Bonds were issued pursuant to a March 1, 2014 Indenture of Trust between the Authority and the Bank of Oklahoma. $4,325,000 of the Series 2014A Bonds mature on March 1, 2044 and accrue interest at a fixed rate of 7.75% per annum. The remaining $750,000 of the Series 2014A Bonds mature on various dates through final maturity on March 1, 2029 and accrue interest at a fixed rate of 7.0% per annum. The Series 2014B Bonds mature on March 1, 2023 and accrue interest at a fixed rate of 8.5% per annum. The debt is secured by a first mortgage lien on the independent living units and assisted living facility (facilities), an assignment of the facilities’ leases, a first lien on all personal property located in the facilities, and a guarantee by the Company. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $18,817 and $2,791 for the year ended December 31, 2018 and $18,817 and $3,044 for the year ended December 31, 2017. The loan agreement includes certain financial covenants required to be maintained by the Company, with which we were not compliance as of December 31, 2018. There is $5,061,000 in voluntary non-cash principal reduction payments during the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, restricted cash of $1,179 and $565,963, respectively is related to these bonds.

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

During the year ended December 31, 2018 the Company undertook six tender offers with funds from the First Commercial Line of Credit to purchase bonds from note holders, retiring $608,000 bonds for $509,479 and recording a corresponding gain on settlement of debt of $98,521. On November 1, 2018, the Company called and retired these bonds with $4,560,010 of proceeds from the First Commercial Line of Credit in place at the Southern Hills Retirement Center, recognized a net loss on debt settlement of $383,514, and paid $559,158 cash for bond retirement and accrued interest.

Other Debt

Other debt due at December 31, 2018 and 2017 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	December 31, 2018	December 31, 2017	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

For the years ended December 31, 2018 and 2017, the Company received proceeds from the issuance of debt of $2,053,384 and $1,386,336, respectively. Cash payments on debt totaled $465,704 and $720,044 for the years ended December 31, 2018 and 2017, respectively

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2019	$19,681,716
2020	8,991,484
2021	5,628,778
2022	64,013
2023	66,541
2024 and after	2,671,638

$37,104,170

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

As of December 31, 2018 and 2017, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2018 and 2017, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2018 and 2017, the Company declared $30,000 in preferred dividends. During the years ended December 31, 2018 and 2017, the Company paid $30,000 and $30,000, respectively, for Series D preferred stock dividends. $7,500 were accrued as of December 31, 2018 and will be paid in 2019; $7,500 were accrued as of December 31, 2017 and were paid in 2018.

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

The Company issued 962,500 shares of common stock to directors and executive officers for compensation during 2018. The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance.

Under the Company’s stock repurchase program approved by the Board in July 2018, in November 2018 the Company completed repurchases of 458,140 shares of Common Stock for $132,795 in privately negotiated transactions.

For the years ended December 31, 2018 and 2017, the Company did not pay dividends on common stock.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2018	2017

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	962,500	1,273,057
Vested	(812,500)	(1,273,057)

Outstanding Non-Vested Restricted Stock Units, Ending	150,000	-

In connection with director restricted stock grants, the Company recognized stock-based compensation of $402,392 and $488,320 for the years ended December 31, 2018 and 2017, respectively.

Common Stock Warrants

As of December 31, 2018 and 2017, the Company had 2,874,461 and 2,269,596, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.57 and $0.80, respectively. Activity for the years ended December 31, 2018 and 2017 related to common stock warrants follows:

	2018		2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	2,269,596	$0.80	1,821,736	$0.79
Issued	2,346,000	0.27	900,000	0.75
Cancelled	(1,075,000)	0.75	-	-
Expired	(398,010)	0.68	(452,140)	0.65

Ending Balance	3,142,586	$0.60	2,269,596	$0.80

The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2018 and 2017 was $0 and $0, respectively.

8. RELATED PARTIES

During 2018 the management company involved with the Abbeville facility incurred $15,617 of expenses that are reimbursable by the Company, and the Company accrued $15,617 of liabilities presented net of “other assets” on the balance sheet.

Mr. Neuman provides office space for the Company’s Controller at no charge. In 2017, Mr. Neuman was issued 52,632 shares of common stock with a fair value of $30,000 for directors’ fees. During the year ended December 31, 2017, a gain of $32,073 was recognized from an agreement to reduce the accounts payable due to Mr. Neuman for legal services rendered. As of December 31, 2018 and December 31, 2017, the Company owed Mr. Neuman for legal services rendered $118,230 and $93,114, respectively.

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

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. The Board approved an annual grant to each of its six Directors of 93,750 shares, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $180,000 for the year ended December 31, 2018.

In May 2018, the Company approved an Employment Agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company has accrued $165,000 in salaries and recognized $139,892 in stock-based compensation.

On September 6, 2018, a stock-based compensation grant was made to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 250,000 shares of common stock valued at $0.33 per share, total value $82,500.

9. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia	$60,000	October 31, 2022	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview(3)	$-	October 31, 2023	Term may be extended for one additional five-year term.
GL Nursing (4)	$-	-	None
Abbeville (5)	$-	-	None
Southern Hills SNF (6)	$37,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (7)	$-	-	None
Southern Hills ILF (8)	$-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	In January 2016, the Goodwill facility was closed by Georgia regulators and all residents were removed. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point executed a ten year operating lease covering Goodwill. After investing approximately $2.0 million in capital improvements in the property, the lease operator obtained all regulatory approvals and began admitting patients in December 2016. The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(3)	The lease was generating $33,000 in monthly gross rent; however, the operator experienced adverse results in late 2017 and throughout 2018. In April 2018 the Company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments.
(4)	Effective January 1, 2016, the GL Nursing facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator. The lease term was to commence at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. Prior to the end of the straddle period, the lease operator informed the Company that it would vacate the facility. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in March 2018 under an OTA. We do not expect the facility to generate any future revenue for the Company.
(5)	The Company entered into a management agreement with Cadence Healthcare Solutions to operate Abbeville after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and plans to begin billing and collecting revenues from Medicare and Medicaid going forward.
(6)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company.
(7)	The lease on the ALF has been abandoned. The Company plans to seek a new tenant for this facility to assume operations at the completion of construction.
(8)	The Southern Hills ILF requires renovation and is not subject to an operating lease.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses previously at Grand Prairie in Lonoke, Abbeville, and Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Meadowview, Southern Tulsa ALF and Southern Tulsa ILF (due to property being non-operating), as well as and GL Nursing):

Years

2019	$3,477,438
2020	3,165,946
2021	3,183,242
2022	3,015,544
2023	1,922,794
2024 and Thereafter	5,120,111

$19,885,075

10. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 1999 through 2018 due to the carry back of net operating losses. On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the “Act”) was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31:

	2018	2017

Statutory Federal Income Tax Rate	21%	34%
Warrant Liability	21	34
Tax Rate Reduction	-	(13)
Effect of Valuation Allowance on Deferred Tax Assets	(21)	(21)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31 are as follows:

	2018	2017
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,730,949	$4,026,943
Capital Loss Carryforward	-	-
Impairment Loss on Long Term Assets	327,600	327,600
Goodwill Impairment	595,154	595,154
Stock Based Compensation	369,590	285,088
Acquisition Costs	111,099	111,099
Other	147,552	195,348

	4,281,944	5,541,232
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(313,848)	(375,640)
Other	(26,709)	(13,462)

	(1,360,557)	(1,409,102)

Valuation Allowance	(2,921,387)	(4,132,130)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2018 and 2017 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $13,000,000 prior to the expiration of the net operating loss carryforwards beginning in 2018. Taxable loss for the year ended December 31, 2018 approximated $1,350,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2018.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2018, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

11. FAIR VALUE MEASUREMENTS

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

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs. These Level 3 inputs can include comparable sales values, discount rates, and capitalization rates from a third party appraisal or other market sources.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$2,785	$-	$-	$2,785
Investment in Debt Securities	162,106	162,106	-	-

Fair Value at December 31, 2018	$164,891	$162,106	$-	$2,785

Warrant Liability	$95,371	$-	$-	$95,371
Investment in Debt Securities	243,469	243,469	-	-

Fair Value at December 31, 2017	$338,840	$243,469	$-	$95,371

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

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the years ended December 31:

	2018	2017

Beginning Balance January 1	$95,371	$246,451

Change in Fair Value of Warrant Liability	(92,586)	(151,080)

Ending Balance, December 31	$2,785	$95,371

The significant assumptions used in the Black-Scholes option pricing model as of December 31, 2018 and 2017 include the following:

	December 31, 2018	December 31, 2017

Volatility	63.58% - 91.93%	109.3% - 122.22%
Risk-free Interest Rate	2.36% - 2.59%	1.03% - 1.27%
Exercise Price	$0.75 - $1.37	$0.75 - $1.37
Fair Value of Common Stock	$0.33	$0.40
Expected Life	0.45 – 0.99 years	0.97 – 1.99 years

12. SEGMENT REPORTING

The Company had two primary reporting segments during the year ended December 31, 2018, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $145,260 and $38,150,627, respectively, as of December 31, 2018. As of December 31, 2017, all the Company’s assets were in the real estate services segment.

	Statements of Operations Items for the Year Ended
	December 31, 2018			December 31, 2017
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$3,507,366	$-	$3,507,366	$3,129,928	$-	$3,129,928
Net Healthcare Revenue	-	116,025	116,025	-	-	-
Total Revenue	3,507,366	116,025	3,623,391
Expenses
General and Administrative	752,812	346,367	1,099,179	1,001,202	-	1,001,202
Property Taxes, Insurance and Other Operating	232,090	558,864	790,954	424,348	-	424,348
Depreciation	1,256,279	2,066	1,258,345	1,239,865	-	1,239,865
Total Expenses	2,241,181	907,297	3,148,478	2,665,415	-	2,665,415
Income (Loss) from Operations	1,266,185	(791,272)	474,913	464,513	-	464,513
Other (Income) Expense
Gain on Warrant Liability	(92,586)	-	(92,586)	(151,080)	-	(151,080)
(Gain) Loss on Extinguishment of Debt	659,654	-	659,654	(175,129)	-	(175,129)
Gain on Settlement of Other Liabilities	-	-	-	(32,073)	-	(32,073)
Gain on Sale of Investments	(193,053)	-	(193,053)		-
Impairment Loss of Long Term Assets	-	-	-	1,560,000	-	1,560,000
Interest Income	(29,983)	-	(29,983)	(13,079)	-	(13,079)
Loss on Modification of Warrant	-	-	-	62,696		62,696
Interest Expense	2,137,887	-	2,137,887	2,214,796	-	2,214,796
Total Other (Income) Expense	2,481,919	-	2,481,919	3,466,131	-	3,466,131
Net Income (Loss)	(1,215,734)	(791,272)	(2,007,006)	(3,001,618)	-	(3,001,618)
Net Loss Attributable to Noncontrolling Interests	14,843	-	14,843	5,078	-	5,078
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(1,200,891)	$(791,272)	$(1,992,163)	$(2,996,540)	$-	$(2,996,540)

13. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are or were involved in the following litigation:

In March 2019, a civil complaint was filed in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, captioned Bailey v. Skyline, et.al. GL Nursing, LLC, the Company’s wholly owned subsidiary, was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, no responsive pleadings have been filed and no further information is known regarding the merits of the claim.

After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

As we simply were the owners of the property and not the operators, we believe that primary responsibility, if any, falls with the operator at the time. Under the terms of the lease, the operator has a duty to indemnify the Company, a claim which we intend to assert.

While it is too early to assess the Company’s exposure, we believe at this time that the likelihood of an adverse outcome is remote.

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

14. SUBSEQUENT EVENTS

In January 2019, we extended our first mortgage note on the Warrenton property to January 20, 2020. The interest rate increased from 5.0% to 5.5% but our monthly debt service payments were held constant from the prior loan.

In February 2019, Colony Bank expanded our line of credit to $400,000 to provide additional working capital to scale operations at our Abbeville facility. The line of credit matures on September 30, 2019.

In February 2019, the maturity of the line of credit on our Southern Hills Retirement Center was extended to April 28, 2019, with the intent to convert into an amortizing loan thereafter.

Effective March 1, 2019, we issued 90,909 shares of common stock to each of Baller, Desmond and Neuman under the Directors’ Compensation Plan.

On April 12, 2019, the Company entered into a definitive Asset Purchase Agreement to acquire the Higher Call Nursing Center in Quapaw, Oklahoma. The transaction is subject to numerous conditions such as completing our due diligence, financing, completion of the operations transfer agreement, and is not closed as of the date of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: April 16, 2019	By:	/s/ Lance Baller
Lance Baller
Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lance Baller
Lance Baller	Interim CEO (Principal Executive Officer)	April 16, 2019

/s/ Zvi Rhine
Zvi Rhine	Chief Financial Officer (Principal Accounting Officer )	April 16, 2019

/s/ Adam Desmond
Adam Desmond	Director	April 16, 2019

/s/ Clifford L. Neuman
Clifford L. Neuman	Director	April 16, 2019

/s/ Andrew Sink
Andrew Sink	Director	April 16, 2019

41