Form 10-Q
period 2019-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2019-05-20
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from_______ to ______

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification number

6800 N. 79th St., Ste. 200, Niwot, CO 80503	80503
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

As of May 20, 2019, the Registrant had 27,350,131 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Property and Equipment, Net	$36,524,474	$35,885,145
Cash and Cash Equivalents	386,124	1,100,218
Restricted Cash	228,515	206,989
Accounts Receivable, Net	435,659	166,696
Investments in Debt Securities	12,134	162,106
Prepaid Expenses and Other	902,403	774,733
Total Assets	$38,489,309	$38,295,887

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $483,590 and $507,829, respectively	$35,744,057	$35,721,341
Debt – Related Parties, Net of discount of $0 and $0, respectively	875,000	875,000
Accounts Payable and Accrued Liabilities	298,886	306,437
Accounts Payable – Related Parties	93,406	118,230
Dividends Payable	7,500	7,500
Derivative Liability	2,682	2,785
Lease Security Deposit	280,000	280,000
Total Liabilities	37,301,531	37,311,293
Commitments and Contingencies Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,077,404 and 26,300,317 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018, Respectively	1,353,870	1,340,234
Additional Paid-In Capital	10,174,041	10,137,148
Accumulated Deficit	(10,913,810)	(11,070,606)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	1,390,101	1,182,776
Noncontrolling Interests	(202,323)	(198,182)
Total Equity	1,187,778	984,594
Total Liabilities and Equity	$38,489,309	$38,295,887

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenue
Rental Revenue	$895,288	$812,065
Healthcare Revenue	379,791	-
Total Revenue	1,275,079	812,065
Expenses
General and Administrative	193,479	145,155
Property Taxes, Insurance and Other Operating	349,188	80,816
Depreciation	322,925	305,410
Total Expenses	865,592	531,381
Income from Operations	409,487	280,684
Other (Income) Expense
Gain on Warrant Liability	(103)	(40,423)
Gain on Extinguishment of Debt	-	(94,925)
Loss on Settlement of Other Liabilities	-	29,900
Gain on Sale of Investments	(1,069)	-
Gain on Proceeds from Insurance Claim	(270,264)	-
Interest Income	(5,467)	-
Interest Expense	526,235	598,366
Total Other (Income) Expense	249,332	492,918
Net Income (Loss)	160,155	(212,234)
Net Loss Attributable to Noncontrolling Interests	4,141	7,901
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	164,296	(204,333)
Series D Preferred Dividends	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$156,796	$(211,833)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	26,895,586	26,662,817
Diluted	26,895,586	26,662,817

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	272,727	13,636	36,893	-	50,529	-	50,529
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	164,296	164,296	(4,141)	160,155
Balance, March 31, 2019	200,500	$401,000	375,000	$375,000	27,077,404	$1,353,870	$10,174,041	$(10,913,810)	$1,390,101	$(202,323)	$1,187,778

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards	-	-	-	-	562,500	28,125	16,875	-	45,000	-	45,000
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Loss on Modification of Warrants Triggering Extinguishment of Debt	-	-	-	-	-	-	29,900	-	29,900		29,900
Net Loss	-	-	-	-	-	-	-	(204,333)	(204,333)	(7,901)	(212,234)
Balance, March 31, 2018	200,500	$401,000	375,000	$375,000	26,862,817	$1,343,141	$9,469,699	$(9,260,276)	$2,328,564	$(191,240)	$2,137,324

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$160,155	$(212,234)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	322,925	305,410
Amortization and Accretion	33,124	45,047
Increase in Deferred Rent Receivable	(22,089)	(23,736)
Stock Based Compensation	50,529	45,000
Gain on Sale of Investments	(1,069)	-
Loss on Extinguishment of Debt	-	29,900
Gain on Settlement of Debt	-	(94,925)
Gain on Derivative Liability	(103)	(40,423)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts & Rents Receivable	(268,963)	52,796
Prepaid Expenses	38,085	(45,979)
Accounts Payable and Accrued Liabilities	(46,455)	147,464
Cash Provided by Operating Activities	266,139	208,320

Cash Flows From Investing Activities:
Issuance of Note Receivable	(143,666)	-
Purchase of Investments in Debt Securities	-	(34,576)
Proceeds from Sale of Investments in Debt Securities	151,041	-
Capital Expenditures on Property and Equipment Additions	(962,254)	(143,445)
Cash Used in Investing Activities	(954,879)	(178,021)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Outside Parties	159,875	52,862
Payments on Debt, Outside Parties	(147,318)	(132,448)
Deferred Loan Costs Paid	(8,885)	-
Dividends Paid on Preferred Stock	(7,500)	(7,500)
Cash Used In Financing Activities	(3,828)	(87,086)

Net Decrease in Cash	(692,568)	(56,787)
Cash and Cash Equivalent and Restricted Cash at Beginning of the Year	1,307,207	972,148
Cash and Cash Equivalent and Restricted Cash at End of the Year	$614,639	$915,361

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$506,367	$453,698
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$386,124	$105,486
Restricted Cash	228,515	809,875
Total Cash and Cash Equivalent and Restricted Cash	$614,639	$915,361

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$7,500	$7,500
Offers from Line of Credit to Settle Bonds Payable	$-	$380,075

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of March 31, 2019, the Company owned eleven healthcare properties which are leased or managed by third-party operators under triple-net operating terms.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company as of January 1, 2019 and adoption requires using a modified retrospective approach with the option to elect certain practical expedients. The Company has determined that it does not have any leases that fall under the guidance of ASU 2016-02 and it had no impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2019. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the three months ended March 31, 2019, the Company had net income of $160,155 and reported net cash provided by operations of $266,139. During the years ended December 31, 2018 and December 31, 2017, the Company incurred net losses of $2,007,006 and $3,001,618, respectively, and as of March 31, 2019 has an accumulated deficit of $10,913,810. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Land	$1,597,500	$1,597,500
Land Improvements	200,000	200,000
Buildings and Improvements	36,126,867	36,076,632
Furniture, Fixtures and Equipment	1,475,923	1,469,976
Construction in Progress	4,822,259	3,916,187
	44,222,549	43,260,295

Less Accumulated Depreciation	(6,138,075)	(5,815,150)
Less Impairment	(1,560,000)	(1,560,000)

	$36,524,474	$35,885,145

	For the Three Months Ended March 31,
	2019	2018

Depreciation Expense	$322,925	$305,410
Cash Paid for Capital Expenditures	$962,254	$143,445

4. INVESTMENTS IN DEBT SECURITIES

At March 31, 2019 and December 31, 2018, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2019	December 31, 2018

States and Municipalities	$12,134	$162,106

Contractual maturity of held-to-maturity securities at March 31, 2019 is September 1, 2043, and total value of securities at their respective maturity dates is $30,000. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The Company received proceeds of $151,041 from the sale of debt securities, and recognized a gain on sale of investments of $1,069 during the three months ended March 31, 2019.

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

Note Receivable: Accounts Receivable Line of Credit (“ARLOC”) – Infinity Health Interests, LLC

As part of the transition to a new tenant at High Street Nursing facility, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to an affiliate of Infinity Health Interests, LLC (“Infinity”) in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. The Company expects facility level operational performance to improve under Infinity’s stewardship and commitment to the surrounding community. As of March 31, 2019 and December 31, 2018 the Company had lent $250,000 and $106,334, respectively, to Infinity under this agreement.

6. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	20,902,663	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit	7,385,978	7,240,183
Other Debt	1,536,000	1,536,000

	37,102,647	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(483,590)	(507,829)

	$36,619,057	$36,596,341

As presented in the Consolidated Balance Sheets:

Debt, Net	$35,744,057	$35,721,341

Debt - Related Parties, Net	875,000	875,000

	$36,619,057	$36,596,341

Corporate Senior and Senior Secured Promissory Notes

From November through December 2016, the Company undertook a private offering of its 10% Senior Secured Promissory Notes. As of December 31, 2016, $600,000 of the notes had been issued of which $450,000 were issued to the directors of the Company or entities or persons affiliated with these directors. The notes initially bore interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity, originally January 13, 2018. The notes were issued with warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision.

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

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, (October 31, 2021) and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600, and issued 111,000 warrants to the Placement Agent with $21,453 of the fair value of the warrants recorded as loan cost. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. During 2018, among the $1.075 million senior secured notes that were extended to October 31, 2021 by virtue of the exchange, $875,000 were to related parties. As of March 31, 2019 the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

December 31, 2018

Volatility	122% - 123%
Risk-free Interest Rate	2.76% - 2.94%
Exercise Price	$0.50
Fair Value of Common Stock	$0.30 - $0.35
Expected Life	2.9 – 3.0 years

During the year ended December 31, 2017, the Company issued 900,000 warrants in connection with its note offerings with a value on the issue date estimated to be $121,435, bifurcated from the value of the note. As of December 31, 2017, the unamortized balance of discount on notes was $77,105. During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new ones in connection with its note offerings. As a result of the modification the Company recognized a loss on extinguishment of $248,346. As of March 31, 2019, the unamortized balance of discount on notes was $196,908. Amortization expense was $16,261 and $19,568 for the three months ended March 31, 2019 and 2018, respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2019	December 31, 2018	Rate	Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,229,052	$7,105,218	$7,119,743	5.25% Fixed	April 28, 2019
Middle Georgia Nursing Home (2,3)	3,570,000	3,533,486	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (2)	5,005,000	4,355,739	4,390,082	5.50% Fixed	March 19, 2020
Warrenton Nursing Home (4)	2,720,000	2,270,447	2,287,323	5.50% Fixed	January 20, 2020
Edward Redeemer Health & Rehab	2,303,815	2,118,284	2,138,128	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (5)	2,761,250	2,743,557	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health and Rehab Line of Credit (2)(5)	400,000	280,760	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (6)	3,039,300	2,961,250	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,919,900	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (8)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$32,906,647	$32,908,170

(1) On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801,funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit, and as of March 31, 2019, a total of $7,105,218 was drawn under the Line of Credit.

The interest rate on the Line of Credit is 5.25%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. On May 3, 2018 the Maturity Date was extended from April 30, 2018 to October 30, 2018. The Maturity Date was further extended to February 28, 2019 and subsequently to April 28, 2019, with the intent to convert to an amortizing loan thereafter. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(2) Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loan held by Colony Bank on Middle Georgia and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).

(3) The loan at Middle Georgia was renewed on November 26, 2018 with the maturity extended to October 26, 2021.

(4) The loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid, amortized over the term of the extension. Amortization expense related to loan costs of this loan totaled $2,050 for the three months ended March 31, 2019. The Company has incurred $43,681 in unamortized loan costs to refinance this debt with another lender.

(5) Amortization expense related to loan costs of this loan totaled $219 for the three months ended March 31, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity of September 30, 2019. As of March 31, 2019, the Company had drawn $280,760 on the line.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $1,246 for the three months ended March 31, 2019.

(7) Amortization expense related to loan costs of this loan totaled $2,326 for the three months ended March 31, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(8) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred, and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and 67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $4,704 and $761, respectively, for the three months ended March 31, 2018. The loan agreement includes certain financial covenants required to be maintained by the Company, with which we were not in compliance as of March 31, 2019. There is $5,061,000 in voluntary non-cash principal reduction payments during the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, restricted cash of $1,179 and $1,179, respectively is related to these bonds.

Other Debt

Other debt due at March 31, 2019 and December 31, 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2019	December 31, 2018	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

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

For the three months ended March 31, 2019 and 2018, the Company received proceeds from the issuance of debt of $159,875 and $52,862, respectively. Cash payments on debt totaled $147,318 and $132,448 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for deferred loan costs totaled $33,124 and $45,047 for the three months ended March 31, 2019 and 2018, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2019	$19,659,755	(1)
2020	9,013,714
2021	5,626,986
2022	64,013
2023	66,541
2024 and after	2,671,638

	$37,102,647

(1) Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at Meadowview and Abbeville have such covenants which were in technical non-compliance at March 31, 2019, but the Company believes that its relationships with these lenders is good.

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

As of March 31, 2019 and December 31, 2018, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2019 and December 31, 2018, the Company had 375,000 shares of Series D preferred stock outstanding.

During the three months ended March 31, 2019 and 2018, the Company paid $7,500 and $7,500, respectively, for Series D preferred stock dividends. Dividends of $7,500 and $7,500 were declared during the three months ended March 31, 2019 and 2018, respectively, with dividends of $7,500 accrued and payable as of March 31, 2019 and 2018. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	272,727	562,500
Vested	(68,182)	(140,625)

Outstanding Non-Vested Restricted Stock Units, Ending	204,545	421,875

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $22,500 and $45,000 for the three months ended March 31, 2019 and 2018, respectively.

Common Stock Warrants

As of March 31, 2019 and December 31, 2018, the Company had 2,714,918 and 3,142,586, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.57 and $0.60, respectively. During the three month period ended March 31, 2019 and 2018, an aggregate of 427,668 and 71,250 warrants with a weighted average exercise price of $0.75 and $0.60, respectively, expired. The aggregate intrinsic value of the common stock warrants outstanding at March 31, 2019 was $0.

Common Stock Options

As of March 31, 2019 and December 31, 2018, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36. During the three month period ended March 31, 2019 and 2018, no options expired. The aggregate intrinsic value of the common stock options outstanding at March 31, 2019 was $0.

8. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of March 31, 2019 and December 31, 2018, the Company owed Mr. Neuman for legal services rendered $93,406 and $118,230, respectively.

Creative Cyberweb developed and maintains the Company’s website, and is affiliated with CFO Zvi Rhine’s family. The ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. In March 2019, The Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $22,500 and $45,000 for the three months ended March 31, 2019 and 2018, respectively.

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the three months ended March 31, 2019 the Company has accrued $58,750 in salaries, and recognized $22,500 in stock-based compensation for Directors and $28,029 for Mr. Rhine. Effective April 1, 2019, the Company and Mr. Rhine entered into an Amendment No. 1 to the Employment Agreement. See Subsequent Events for details.

9. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at March 31, 2019:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Middle Georgia	$60,000	October 31, 2022	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (2)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (3)	$-	October 31, 2023	Term may be extended for one additional five-year term.
GL Nursing (4)	$-	-	None
Glen Eagle (5)	$-	-	None
Southern Hills SNF (6)	$37,000	May 31, 2019	Term may be extended for one additional five-year term.
Southern Hills ALF (7)	-	-	None
Southern Hills ILF (8)	-	-	None

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

(5) The Company entered into a management agreement with Cadence Healthcare Solutions to operate Glen Eagle after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and started collecting revenues from Medicare and Medicaid in April 2019.

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

(7) The Company plans to operate the Southern Hills ALF through a third-party manager once construction is complete and a state license is secured.

(8) The Company plans to operate the Southern Hills ILF through a third-party manager once renovations are complete. The first residents are expected in July 2019.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa ALF and Southern Tulsa ILF due to property being non-operating, and GL Nursing):

Years

2018	$2,345,240
2019	3,126,946
2020	3,183,242
2021	3,015,544
2022	1,922,794
2023 and Thereafter	5,120,111

$18,713,877

10. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$2,682	$-	$-	$2,682
Investment in Debt Securities	12,134	12,134	-	-

Fair Value at March 31, 2019	$14,816	$12,134	$-	$2,682

Warrant Liability	$2,785	$-	$-	$2,785
Investment in Debt Securities	162,106	162,106	-	-

Fair Value at December 31, 2018	$164,891	$162,106	$-	$2,785

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the three months ended March 31, 2019 and 2018:

	2019	2018

Beginning Balance January 1	$2,785	$95,371

Change in Fair Value of Warrant Liability	(103)	(40,423)

Ending Balance, March 31	$2,682	$54,948

The significant assumptions used in the Black-Scholes option pricing model as of March 31, 2019 and December 31, 2018 include the following:

	March 31, 2019	December 31, 2018

Volatility	147.43%	63.58% - 91.93%
Risk-free Interest Rate	2.44%	2.36% - 2.59%
Exercise Price	$1.37	$0.75 - 1.37
Fair Value of Common Stock	$0.33	$0.33
Expected Life	0.49 years	0.45 – 0.99 years

11. SEGMENT REPORTING

The Company had two primary reporting segments during the three months ended March 31, 2019, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $561,376 and $37,927,933, respectively, as of March 31, 2019 and $145,260 and $38,150,627, respectively, as of December 31, 2018.

	Statements of Operations Items for the Three Months Ended
	March 31, 2019			March 31, 2018
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$895,288	$-	$895,288	$812,065	$-	$812,065
Healthcare Revenue	-	379,791	379,791	-	-	-
Total Revenue	895,288	379,791	1,275,079	812,065	-	812,065
Expenses
General and Administrative	112,215	81,264	193,479	104,926	40,229	145,155
Property Taxes, Insurance and Other Operating	62,655	286,533	349,188	22,203	58,613	80,816
Depreciation	319,456	3,469	322,925	305,410	-	305,410
Total Expenses	494,326	371,266	865,592	432,539	98,842	531,381
Income (Loss) from Operations	400,962	8,525	409,487	379,526	(98,842)	280,684
Other (Income) Expense
Gain on Warrant Liability	(103)	-	(103)	(40,423)	-	(40,423)
Gain on Extinguishment of Debt	-	-	-	(94,925)	-	(94,925)
(Gain) Loss on Settlement of Other Liabilities	-	-	-	29,900	-	29,900
Gain on Sale of Investments	(1,069)	-	(1,069)
Gain from Insurance Claim	(270,264)	-	(270,264)
Interest Income	(5,467)	-	(5,467)	-	-	-
Interest Expense	526,235	-	526,235	598,366	-	598,366
Total Other (Income) Expense	249,332	-	249,332	492,918	-	492,918
Net Income (Loss)	151,630	8,525	160,155	(113,392)	(98,842)	(212,234)
Net Loss Attributable to Noncontrolling Interests	4,141	-	4,141	7,901	-	7,901
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$155,771	$8,525	$164,296	$(105,491)	$(98,842)	$(204,333)

12. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are involved in the following litigation:

Bailey v. GL Nursing, LLC, et. al in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

The Company’s wholly owned subsidiary, was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged counsel but no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

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

13. SUBSEQUENT EVENTS

On April 12, 2019, the Company entered into a definitive Asset Purchase Agreement to acquire the Higher Call Nursing Center in Quapaw, Oklahoma. The transaction is subject to numerous conditions such as completing our due diligence, financing, completion of the operations transfer agreement, and is not closed as of the date of this report.

On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Zvi Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defines a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones are achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

We plan to elect to be treated as a real estate investment trust (REIT) in the future; however, we did not make that election for the 2019 fiscal year.

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

Acquisitions

We did not acquire any properties during the three month periods ended March 31, 2019 and 2018.

Properties

As of March 31, 2019, we owned eleven long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2019:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at March 31, 2019

Middle GA Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,533,486

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$2,270,447

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,105,218

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$4,355,739

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,118,284

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,961,250

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,919,900

Grand Prairie Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab (Formerly Abbeville Health & Rehab)	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$3,024,317

Property Name	2019 Base Revenue Per Lease	Operating Lease Expiration

Middle Georgia Nursing Home (a/k/a Crescent Ridge)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$642,846	June 30, 2026
Southern Hills Retirement Center	$78,000	May 31, 2019
Goodwill Nursing Home	$560,138	February 1, 2027
Edwards Redeemer Health & Rehab	$574,958	October 31, 2022
Providence of Sparta Nursing Home	$494,496	June 30, 2026
Meadowview Healthcare Center	$-	November 30, 2023
GL Nursing Home	$-	-
Abbeville Health & Rehab	$-	-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2019, the Company had net income of $160,155 and reported net cash provided by operations of $266,139. During the years ended December 31, 2018 and December 31, 2017, the Company incurred net losses of $2,007,006 and $3,001,618, respectively, and as of March 31, 2019 has an accumulated deficit of $10,913,810. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations, or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Three months Ended March 31, 2019 Compared to the Three months Ended March 31, 2018

Rental revenues for the three month periods ended March 31, 2019 and 2018 totaled $895,288 and $812,065, respectively, an increase of $83,223. The Company also had healthcare revenue of $379,791 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018, related to the commencement of operations at the Glen Eagle facility in Abbeville, GA. Looking forward, we expect to commence operations at the Southern Hills ILF facility in 2019 which we expect to contribute more meaningfully to healthcare revenues as the year progresses, as we expect to be the operator of that facility with a manager. We also expect Meadowview to begin paying rent in 2019 with material upside if certain occupancy-based escalators are triggered.

For the three months ended March 31, 2019, we recognized rental revenues on seven properties, with no revenues recognized from our assisted living facility and independent living facility located in Tulsa, Oklahoma the GL Nursing facility in Lonoke, AR or the Meadowview facility in Seville, OH.

General and administrative expenses were $193,479 and $145,155 for the three month periods ended March 31, 2019 and 2018, respectively, an increase of $48,324. For the three months ended March 31, 2019 and March 31, 2018, respectively, general and administrative expenses included $50,529 and $45,000 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $349,188 and $80,816 for the three month periods ended March 31, 2019 and 2018, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We have been required to cover these expenses at our Abbeville facility as we fund the initial working capital needs to stabilize the operations. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $17,515 from $305,410 for the three months ended March 31, 2018 to $322,925 for three months ended March 31, 2019. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

The Company had $5,467 interest income for the three months ended March 31, 2019 and no interest income for the three months ended March 31, 2018.

Interest expense decreased $72,131 from $598,366 for the three months ended March 31, 2018 to $526,235 for the three months ended March 31, 2019. We capitalized $14,525 of interest during the three months ended March 31, 2019.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2019, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $228,515 as of March 31, 2019 and is to be expended on debt service, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home.

Cash provided by operating activities was $266,139 for the three months ended March 31, 2019 compared to cash provided by operating activities of $208,320 for the three months ended March 31, 2018. Cash flows from operations were impacted by the decrease in expenses and accounts receivable, and the increase in rental revenues received and accounts payable during the first three months of 2019.

Cash used in investing activities was $954,879 for the three-month period ended March 31, 2019 compared to cash used in investing activities of $178,021 for the three month period ended March 31, 2018. The increase reflects increased spending on property renovations and refurbishments.

Cash used financing activities was $3,828 for the three months ended March 31, 2019 compared to cash used in financing activities of $87,086 for the three months ended March 31, 2018. During the first three months of 2019, we issued $159,875 in debt and made payments on debt of $147,318. During the first three months of 2018, we issued $52,862 in debt in cash and made cash payments on debt of $132,448.

As of March 31, 2019 and December 31, 2018, our debt balances consisted of the following:

	March 31, 2019	December 31, 2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	20,902,663	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit	7,385,978	7,240,183
Other Debt	1,536,000	1,536,000

	37,102,647	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(483,590)	(507,829)

	$36,619,057	$36,596,341

As presented in the Consolidated Balance Sheets:

Debt, Net	$35,744,057	$35,721,341

Debt - Related Parties, Net	875,000	875,000

	$36,619,057	$36,596,341

The weighted average interest rate and term of our fixed rate debt are 6.14% and 3.88 years, respectively, as of March 31, 2019. The weighted average interest rate and term of our variable rate debt are 7% and 18.36 years, respectively, as of March 31, 2019.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2019	December 31, 2018	Rate	Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,229,052	$7,105,218	$7,119,743	5.25% Fixed	April 28, 2019
Middle Georgia Nursing Home (2,3)	3,570,000	3,533,486	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (2)	5,005,000	4,355,739	4,390,082	5.50% Fixed	March 19, 2020
Warrenton Nursing Home (4)	2,720,000	2,270,447	2,287,323	5.50% Fixed	January 20, 2020
Edward Redeemer Health & Rehab	2,303,815	2,118,284	2,138,128	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (5)	2,761,250	2,743,557	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health and Rehab Line of Credit (2)(5)	400,000	280,760	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (6)	3,039,300	2,961,250	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,919,900	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (8)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$32,906,647	$32,908,170

(1) On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801,funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit, and as of March 31, 2019, a total of $7,105,218 was drawn under the Line of Credit.

The interest rate on the Line of Credit is 5.25%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. On May 3, 2018 the Maturity Date was extended from April 30, 2018 to October 30, 2018. The Maturity Date was further extended to February 28, 2019 and subsequently to April 28, 2019, with the intent to convert to an amortizing loan thereafter. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(2) Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loan held by Colony Bank on Middle Georgia and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).

(3) The loan at Middle Georgia was renewed on November 26, 2018 with the maturity extended to October 26, 2021.

(4) The loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid, amortized over the term of the extension. Amortization expense related to loan costs of this loan totaled $2,050 for the three months ended March 31, 2019. The Company has incurred $43,681 in unamortized loan costs to refinance this debt with another lender.

(5) Amortization expense related to loan costs of this loan totaled $219 for the three months ended March 31, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity of September 30, 2019. As of March 31, 2019, the Company had drawn $280,760 on the line.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $1,246 for the three months ended March 31, 2019.

(7) Amortization expense related to loan costs of this loan totaled $2,326 for the three months ended March 31, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(8) Effective September 19, 2016, we executed a Modification to the mortgage note pursuant to which some accrued payments were deferred, and the lender agreed to permit interest only payments through March 2017. The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender. The Company is in negotiations with Mr. Brogdon to sell him the facility.

We have $8.9 million of debt maturing and expect principal reduction payments of approximately $391,661 in the year ended December 31, 2019. There is also $10.3 million in debt in technical default maturing after December 31, 2019 but shown due immediately. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance $7.4 million in mortgage loans maturing in 2019 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $125,000 in note obligations maturing in 2019. The following is a summary of our subordinated debt and corporate debt at March 31, 2019 and December 31, 2018:

Subordinated and Corporate Debt

Our subordinated debt at March 31, 2019 and December 31, 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2019	December 31, 2018	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

Our corporate debt at March 31, 2019 and December 31, 2018 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at,		Stated Interest	Maturity
Series	Amount	March 31, 2019	December, 31, 2018	Rate	Date

10% Senior Secured Promissory Note	$125,000	$125,000	$125,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	2,235,000	2,235,000	2,235,000	11.0% Fixed	October 31, 2021

		$2,660,000	$2,660,000

Contractual Obligations

As of March 31, 2019, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$37,102,647	$28,239,408	$6,076,830	$131,824	$2,654,585
Notes and Bonds Payable - Interest	3,760,500	1,228,060	919,692	211,390	1,401,358

Total Contractual Obligations	$40,863,147	$29,467,468	$6,996,522	$343,214	$4,055,943

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand, combined proceeds from the issuance of our Senior Secured Promissory Notes in the aggregate amount of $1,160,000 during 2018 and revenues generated from operations are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company as of January 1, 2019 and adoption requires using a modified retrospective approach with the option to elect certain practical expedients. The Company has determined that it does not have any leases that fall under the guidance of ASU 2016-02 and it had no impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Zvi Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also provides for an incentive bonus program for future periods subject to meeting certain performance milestones.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company and/or its affiliated subsidiaries are involved in the following litigation:

Bailey v. GL Nursing, LLC, et.al. in the in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

The Company’s wholly owned subsidiary, was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged legal counsel but have no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease. As we simply were the owners of the property and not the operators, we believe that primary responsibility, if any, falls with the operator at the time. Under the terms of the lease, the operator has a duty to indemnify the Company, a claim which we intend to assert.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed, such as the 272,727 shares of restricted common stock granted to Mr. Zvi Rhine as a bonus for services in 2018, and effective March 1, 2019, we issued 90,909 shares of common stock to each of Baller, Desmond and Neuman under the Directors’ Compensation Plan.

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

GLOBAL HEALTHCARE REIT, INC.

Date: May 20, 2019	By:	/s/ Lance Baller
Lance Baller, Interim CEO (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Zvi Rhine
Zvi Rhine, Chief Financial Officer
(Principal Accounting Officer)

