Form 10-Q
period 2019-09-30
GLOBAL HEALTHCARE REIT, INC.
filed 2019-11-18
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

As of November 18, 2019, the Registrant had 27,441,040 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Property and Equipment, Net	$36,782,009	$35,885,145
Cash and Cash Equivalents	447,945	1,100,218
Restricted Cash	351,238	206,989
Accounts Receivable, Net	759,900	166,696
Investments in Debt Securities	19,861	162,106
Notes Receivable	1,000,000	106,334
Prepaid Expenses and Other	901,558	668,399
Total Assets	$40,262,511	$38,295,887

LIABILITIES AND EQUITY
Liabilities
Debt, Net of unamortized discount of $526,132 and $507,829, respectively	$37,193,521	$35,721,341
Debt – Related Parties, Net of unamortized discount of $0 and $0, respectively	875,000	875,000
Accounts Payable and Accrued Liabilities	498,490	306,437
Accounts Payable – Related Parties	48,280	118,230
Dividends Payable	7,500	7,500
Derivative Liability	-	2,785
Lease Security Deposit	250,600	280,000
Total Liabilities	38,873,391	37,311,293
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,441,040 and 26,804,677 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018, Respectively	1,372,052	1,340,234
Additional Paid-In Capital	10,359,464	10,137,148
Accumulated Deficit	(10,912,983)	(11,070,606)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	1,594,533	1,182,776
Noncontrolling Interests	(205,413)	(198,182)
Total Equity	1,389,120	984,594
Total Liabilities and Equity	$40,262,511	$38,295,887

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue
Rental Revenue	$2,789,220	$2,599,224	$963,645	$885,013
Healthcare Revenue	2,089,386	-	1,025,458	-
Total Revenue	4,878,606	2,599,224	1,989,103	885,013
Expenses
General and Administrative	891,031	687,649	320,195	187,035
Property Taxes, Insurance and Other Operating	1,596,835	446,240	703,816	218,138
Acquisition Costs	6,771	-	6,771	-
Depreciation	969,834	941,569	323,983	322,986
Total Expenses	3,464,471	2,075,458	1,354,765	728,159
Income from Operations	1,414,135	523,766	634,338	156,854
Other (Income) Expense
Gain on Warrant Liability	(2,785)	(92,586)	(27)	(15,974)
Loss on Extinguishment of Debt	-	57,694	-	-
Gain on Settlement of Other Liabilities	-	(98,521)	-	354
Gain on Sale of Investments	(1,069)	-	-	-
Gain on Proceeds from Insurance Claim	(324,018)	-	(53,754)	-
Interest Income	(26,248)	-	(19,245)	-
Interest Expense	1,595,363	1,783,296	524,503	590,514
Total Other (Income) Expense	1,241,243	1,649,883	451,477	574,894
Net Income (Loss)	172,892	(1,126,117)	182,861	(418,040)
Net (Income) Loss Attributable to Noncontrolling Interests	7,231	17,965	1,221	(948)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	180,123	(1,108,152)	184,082	(418,988)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$157,623	$(1,130,652)	$176,582	$(426,488)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.01	$(0.04)	$0.01	$(0.02)
Diluted	$0.01	$(0.04)	$0.01	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	27,228,919	26,900,729	27,438,076	27,078,034
Diluted	27,228,919	26,900,729	27,438,076	27,078,034

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	272,727	13,636	36,893	-	50,529	-	50,529
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	164,296	164,296	(4,141)	160,155
Balance, March 31, 2019	200,500	$401,000	375,000	$375,000	27,077,404	$1,353,870	$10,174,041	$(10,913,810)	$1,390,101	$(202,323)	$1,187,778
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	272,727	13,637	110,813	-	124,450	-	124,450
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	(168,255)	(168,255)	(1,869)	(170,124)
Balance, June 30, 2019	200,500	$401,000	375,000	$375,000	27,350,131	$1,367,507	$10,284,854	$(11,089,565)	$1,338,796	$(204,192)	$1,134,604
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	90,909	4,545	74,610	-	79,155	-	79,155
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	184,082	184,082	(1,221)	182,861
Balance, September 30, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,359,464	$(10,912,983)	$1,594,533	$(205,413)	$1,389,120

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards	-	-	-	-	562,500	28,125	16,875	-	45,000	-	45,000
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Loss on Modification of Warrants Triggering Extinguishment of Debt	-	-	-	-	-	-	29,900	-	29,900		29,900
Net Loss	-	-	-	-	-	-	-	(204,333)	(204,333)	(7,901)	(212,234)
Balance, March 31, 2018	200,500	$401,000	375,000	$375,000	26,862,817	$1,343,141	$9,469,699	$(9,260,276)	$2,328,564	$(191,240)	$2,137,324
Share Based Compensation – Restricted Stock Awards	-	-	-	-	150,000	7,500	104,700	-	112,200	-	112,200
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Loss	-	-	-	-	-	-	-	(484,831)	(484,831)	(11,012)	(495,843)
Balance, June 30, 2018	200,500	$401,000	375,000	$375,000	27,012,817	$1,350,641	$9,574,399	$(9,752,607)	$1,948,433	$(202,252)	$1,746,181
Share Based Compensation – Restricted Stock Awards	-	-	-	-	250,000	12,500	151,346	-	163,846	-	163,846
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Loss	-	-	-	-	-	-	-	(418,988)	(418,988)	948	(418,040)
Balance, September 30, 2018	200,500	$401,000	375,000	$375,000	27,262,817	$1,363,141	$9,725,745	$(10,179,095)	$1,685,791	$(201,304)	$1,484,487

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$172,892	$(1,126,117)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	969,834	941,569
Amortization and Accretion	103,572	115,462
Bad Debt Expense	-	56,000
Increase in Deferred Rent Receivable	(61,949)	(68,552)
Stock Based Compensation	254,134	321,046
Gain on Sale of Investments	(1,069)	-
Loss on Extinguishment of Debt	-	57,694
Gain on Settlement of Debt	-	(98,521)
Gain on Derivative Liability	(2,785)	(92,586)
Changes in Operating Assets and Liabilities:
Accounts & Rents Receivable	(593,204)	(60,713)
Lease Security Deposit	(29,400)	-
Prepaid Expenses	(171,210)	(25,512)
Accounts Payable and Accrued Liabilities	114,296	384,273
Cash Provided by Operating Activities	755,111	404,043

Cash Flows From Investing Activities:
Issuance of Note Receivable	(893,666)	-
Purchase of Investments in Debt Securities	(7,727)	(64,426)
Proceeds from Sale of Investments in Debt Securities	151,041	-
Capital Expenditures on Property and Equipment Additions	(1,866,698)	(565,036)
Cash Used in Investing Activities	(2,617,050)	(629,462)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Outside Parties	1,800,187	493,533
Payments on Debt, Outside Parties	(414,887)	(373,868)
Cash Overdraft	-	6,529
Deferred Loan Costs Paid	(8,885)	(31,875)
Dividends Paid on Preferred Stock	(22,500)	(22,500)
Cash Provided by Financing Activities	1,353,915	71,819

Net Increase (Decrease) in Cash	(508,024)	(153,600)
Cash and Cash Equivalent and Restricted Cash at Beginning of the Year	1,307,207	972,148
Cash and Cash Equivalent and Restricted Cash at End of the Year	$799,183	$818,548

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,613,109	$1,446,855
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$447,945	$-
Restricted Cash	351,238	818,548
Total Cash and Cash Equivalent and Restricted Cash	$799,183	$818,548

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$22,500	$22,500
Accrued Interest Paid by Proceeds from Debt	$-	$22,800
Offers from Line of Credit to Settle Bonds Payable	$-	$509,479

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (the “Company” or “Global”) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry. The Company’s focus has partially shifted toward owning and operating its real estate assets. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF) in a transaction accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of September 30, 2019, the Company owned eleven healthcare properties which are primarily leased or managed by third-party operators under triple-net operating terms. However, the Company operates the facilities internally when advantageous and expedient.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

 Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Reclassification adjustments are amounts reclassified to Notes Receivable that were presented in Prepaid Expenses and Other in previous period.

2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the nine months ended September 30, 2019, the Company had net income of $172,892 and reported net cash provided by operations of $755,111. During the years ended December 31, 2018 and December 31, 2017, the Company incurred net losses of $2,007,006 and $3,001,618, respectively, and as of September 30, 2019 had an accumulated deficit of $10,912,983. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

Failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Land	$1,597,500	$1,597,500
Land Improvements	242,000	200,000
Buildings and Improvements	36,153,900	36,076,632
Furniture, Fixtures and Equipment	1,511,826	1,469,976
Construction in Progress	5,621,767	3,916,187
	45,126,993	43,260,295

Less Accumulated Depreciation	(6,784,984)	(5,815,150)
Less Impairment	(1,560,000)	(1,560,000)

	$36,782,009	$35,885,145

	For the Nine Months Ended September 30,
	2019	2018

Depreciation Expense	$969,834	$941,569
Cash Paid for Capital Expenditures	$1,866,698	$565,036

4. INVESTMENTS IN DEBT SECURITIES

At September 30, 2019 and December 31, 2018, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	September 30, 2019	December 31, 2018

State and Municipal Bonds	$19,861	$162,106

Contractual maturity of held-to-maturity securities at September 30, 2019 is September 1, 2043 and September 1, 2022, and total value of securities at their respective maturity dates is $60,000. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The Company received proceeds of $151,041 from the sale of debt securities and recognized a gain on sale of investments of $1,069 during the nine months ended September 30, 2019 and invested $7,727 in purchase of investments in debt securities.

5. NOTES RECEIVABLE

Note Receivable: Accounts Receivable Line of Credit (“ARLOC”) – Infinity Health Interests, LLC

As part of the transition to a new tenant at High Street Nursing facility, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to an affiliate of Infinity Health Interests, LLC (“Infinity”) in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. The Company expects facility level operational performance to improve under Infinity’s stewardship and commitment to the surrounding community. As of September 30, 2019 and December 31, 2018 the Company had lent $250,000 and $106,334, respectively, to Infinity under this agreement. The interest rate is 10% payable at the maturity date on August 31, 2019. The maturity date is under negotiation for further extension, currently the note is technically in default at the default interest rate of 15% annually.

 Note Receivable: Commercial Promissory Note – Receivership Estate of Healthcare Management of Oklahoma, LLC

The Company purchased a $750,000 note from F&M Bank on August 6, 2019, as part of a Receivership certificate in our Southern Hills SNF, for $694,609 paid to F&M bank and $55,391 paid to the Receiver. The maturity date of the note is February 07, 2018, and carries an interest rate of 6.75% as of September 30, 2019 (prime rate +2%). The note is past its maturity date and is in default. This purchase was made to facilitate the termination of the Receivership and transfer of the HMO assets and operations, subject to the approval of the Oklahoma Department of Health, to Southern Hills Rehab Center, LLC, a wholly-owned subsidiary of the Company.

6. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	22,551,595	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit	7,229,052	7,240,183
Other Debt	1,536,000	1,536,000

	38,594,653	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(526,132)	(507,829)

	$38,068,521	$36,596,341

As presented in the Consolidated Balance Sheets:

Debt, Net	$37,193,521	$35,721,341

Debt - Related Parties, Net	875,000	875,000

	$38,068,521	$36,596,341

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

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision.

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, (October 31, 2021) and one Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600, and issued 111,000 warrants to the Placement Agent with $21,453 of the fair value of the warrants recorded as loan cost. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. During 2018, among the $1.075 million senior secured notes that were extended to October 31, 2021 by virtue of the exchange, $875,000 were to related parties. As of September 30, 2019 the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

December 31, 2018

Volatility	122% - 123%
Risk-free Interest Rate	2.76% - 2.94%
Exercise Price	$0.50
Fair Value of Common Stock	$0.30 - $0.35
Expected Life	2.9 – 3.0 years

During the year ended December 31, 2017, the Company issued 900,000 warrants in connection with its note offerings with a value on the issue date estimated to be $121,435, bifurcated from the value of the note. As of December 31, 2017, the unamortized balance of discount on notes was $77,105. During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new ones in connection with its note offerings. As a result of the modification the Company recognized a loss on extinguishment of $248,346. As of September 30, 2019, the unamortized balance of discount on notes was $129,580. Amortization expense was $54,433 and $57,856 for the nine months ended September 30, 2019 and 2018, respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2019	December 31, 2018	Rate	Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,229,052	$7,229,052	$7,119,743	5.75% Fixed	October 28, 2019
Eastman Nursing Home (2,3)	3,570,000	3,481,745	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (2)	5,005,000	4,308,416	4,390,082	5.50% Fixed	March 19, 2020
Warrenton Nursing Home (4)	3,768,600	3,757,190	2,287,323	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab	2,303,815	2,081,053	2,138,128	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (5)	2,761,250	3,103,926	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health and Rehab Line of Credit (2)(5)	400,000	-	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (6)	3,039,300	2,932,665	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,886,600	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (8)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$34,398,653	$32,908,170

(1) On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit, and as of September 30, 2019, a total of $7,229,052 was drawn under the Line of Credit.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and will remain at that rate until the Line of Credit converts to an amortizing loan. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times; initially from April 30, 2018 to October 30, 2018. The Maturity Date was further extended in three month increments to October 28, 2019. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(2) Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).

(3) The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021.

(4) The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was subsequently refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the nine months ended September 30, 2019, amortization expense related to loan costs of the prior loan totaled $8,885 and amortization expense related to loan costs for the new loan, which began in July 2019, totaled $870.

(5) Amortization expense related to loan costs of this loan totaled $656 for the nine months ended September 30, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 21, 2021.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $3,738 for the nine months ended September 30, 2019.

(7) Amortization expense related to loan costs of this loan totaled $6,978 for the nine months ended September 30, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(8) The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default; however our relationship with these lenders is considered good.

Bonds Payable - Tulsa County Industrial Authority

On March 1, 2014, Southern Tulsa, LLC (Southern Tulsa), a subsidiary of WPF that owns the Southern Hills Retirement Center, entered into a loan agreement with the Tulsa County Industrial Authority (Authority) in the State of Oklahoma pursuant to which the Authority lent to Southern Tulsa the proceeds from the sale of the Authority’s Series 2014 Bonds. The Series 2014 Bonds consisted of $5,075,000 of principal in Series 2014A First Mortgage Revenue Bonds and $625,000 of principal in Series 2014B Taxable First Mortgage Revenue Bonds. During the year ended December 31, 2017, $127,000 of Series 2014B Taxable First Mortgage Revenue Bond were retired with $60,000 in cash payments and $67,000 in non-cash payments; $452,000 of Series 2014A First Mortgage Revenue Bonds were retired with non-cash payments. Deferred loan costs incurred of $478,950 and an original issue discount of $78,140 related to the loan are amortized to interest expense over the life of the loan. Amortization expense related to deferred loan costs and the original issue discount totaled $14,113 and $2,283, respectively, for the nine months ended September 30, 2018. The Bonds were retired in full in November 2018. As of September 30, 2019 and December 31, 2018, restricted cash of $0 and $1,179, respectively is related to these bonds.

Other Debt

Other debt due at September 30, 2019 and December 31, 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2019	December 31, 2018	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

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

Our corporate debt at September 30, 2019 and December 31, 2018 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest	Maturity
Series	Amount	September 30, 2019	December 31, 2018	Rate	Date

10% Senior Secured Promissory Note	$125,000	$125,000	$125,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	2,235,000	2,235,000	2,235,000	11.0% Fixed	October 31, 2021

		$2,660,000	$2,660,000

For the nine months ended September 30, 2019 and 2018, the Company received proceeds from the issuance of debt of $1,800,187 and $493,533, respectively. Cash payments on debt totaled $414,887 and $373,868 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for deferred loan costs totaled $103,572 and $115,462 for the nine months ended September 30, 2019 and 2018, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2019	$19,603,962	(1)
2020	6,893,587
2021	5,705,128
2022	140,332
2023	145,757
2024 and after	6,105,887

	$38,594,653

(1) Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at Meadowview and Abbeville have such covenants which were in technical non-compliance at September 30, 2019, but the Company believes that its relationships with these lenders is good.

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

As of September 30, 2019 and December 31, 2018, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of September 30, 2019 and December 31, 2018, the Company had 375,000 shares of Series D preferred stock outstanding.

During the nine months ended September 30, 2019 and 2018, the Company paid $22,500 and $22,500, respectively, for Series D preferred stock dividends. Dividends of $22,500 and $22,500 were declared during the nine months ended September 30, 2019 and 2018, respectively, with dividends of $7,500 accrued and payable as of September 30, 2019 and 2018. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018

Outstanding Non-Vested Restricted Stock Units, Beginning	-	-
Granted	636,363	962,500
Vested	(545,453)	(821,875)

Outstanding Non-Vested Restricted Stock Units, Ending	90,910	140,625

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $180,000 and $321,046 for the nine months ended September 30, 2019 and 2018, respectively.

Common Stock Warrants

As of September 30, 2019 and December 31, 2018, the Company had 2,598,130 and 3,142,586, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.54 and $0.60, respectively. During the nine-month period ended September 30, 2019 and 2018, an aggregate of 544,456 and 241,135 warrants with a weighted average exercise price of $0.88 and $0.74, respectively, expired. The aggregate intrinsic value of the common stock warrants outstanding at September 30, 2019 was $0.

Common Stock Options

As of September 30, 2019 and December 31, 2018, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36. During the nine-month period ended September 30, 2019 and 2018, no options expired. The aggregate intrinsic value of the common stock options outstanding at September 30, 2019 was $0.

8. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of September 30, 2019 and December 31, 2018, the Company owed Mr. Neuman for legal services rendered $48,280 and $118,230, respectively.

Creative Cyberweb developed and maintains the Company’s website and is affiliated with CFO Zvi Rhine’s family. The ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. In March 2019, the Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In July 2019, the Board approved a pro-rated annual grant to two of its Directors without other compensation plans restricted stock awards of 90,909 shares in aggregate, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $90,000 and $135,000 for the nine months ended September 30, 2019 and 2018, respectively.

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the nine months ended September 30, 2019 the Company has accrued $183,950 in salaries and recognized $90,000 in stock-based compensation for Directors and $74,134 for Mr. Rhine. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defines a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones are achieved.

9. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at September 30, 2019:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Eastman (2)	$60,000	October 31, 2022	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (3)	$40,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (4)	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (5)	$-	October 31, 2023	Term may be extended for one additional five-year term.
GL Nursing (6)	$-	-	None
Glen Eagle (7)	$-	-	None
Southern Hills SNF (8)	$-	-	Term may be extended for two additional five-year term.
Southern Hills ALF (9)	$-	-	None
Southern Hills ILF (10)	$-	-	None

(1) Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.

(2) On October 18, 2019, the Company terminated the lease at its Eastman property and is pursuing a Receivership to assume the operations of the facility.

(3) In January 2016, the Goodwill facility was closed by Georgia regulators and all residents were removed. In a transaction related to the sale of the Greene Point facility, an affiliate of the buyer of Greene Point executed a ten-year operating lease covering Goodwill. After investing approximately $2.0 million in capital improvements in the property, the lease operator obtained all regulatory approvals and began admitting patients in December 2016. The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

(4) Cadence informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. The renovations are expected to take up to 12 months.

(5) The lease was generating $33,000 in monthly gross rent; however, the operator experienced adverse results in late 2017 and throughout 2018. In April 2018 the Company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments.

(6) Effective January 1, 2016, the GL Nursing facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator. The lease term was to commence at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. Prior to the end of the straddle period, the lease operator informed the Company that it would vacate the facility. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in March 2018 under an OTA. We do not expect the facility to generate any future revenue for the Company.

(7) The Company entered into a management agreement with Cadence Healthcare Solutions to operate Glen Eagle after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and started collecting revenues from Medicare and Medicaid in April 2019. On October 17, 2019, the Company terminated its management with Cadence Healthcare Solutions and is currently operating the building independently.

(8) Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company. In May 2019 the lease expired, and in July 2019 the facility was leased to Southern Hills Rehab Center LLC, a wholly owned subsidiary of the Company, to conduct operations. Commencement of the lease is contingent upon regulatory approval of the transfer of the Certificates of Need and appropriate licenses to operate the facility, and the lease term extends five years from the contingent commencement date. The Company plans to operate this building independently.

(9) The Company plans to operate the Southern Hills ALF independently once construction is complete and a state license is secured.

(10) The Company has been operating the Southern Hills ILF independently since October 2019.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Edwards Redeemer, Southern Tulsa SNF and Southern Tulsa ALF and ILF due to properties being independently operated, and GL Nursing):

Years
2019	$625,725
2020	2,540,490
2021	2,585,058
2022	2,508,774
2023	1,922,794
2024 and Thereafter	5,120,111

$15,302,952

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Warrant Liability	$-	$-	$-	$-
Investment in Debt Securities	19,861	19,861	-	-

Fair Value at September 30, 2019	$19,861	$19,861	$-	$-

Warrant Liability	$2,785	$-	$-	$2,785
Investment in Debt Securities	162,106	162,106	-	-

Fair Value at December 31, 2018	$164,891	$162,106	$-	$2,785

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the nine months ended September 30, 2019 and 2018:

	2019	2018

Beginning Balance January 1	$2,785	$95,371

Change in Fair Value of Warrant Liability	(2,785)	(92,586)

Ending Balance, September 30	$-	$2,785

The significant assumptions used in the Black-Scholes option pricing model as of September 30, 2019 and December 31, 2018 include the following:

	September 30, 2019	December 31, 2018

Volatility	-%	63.58% - 91.93%
Risk-free Interest Rate	-%	2.36% - 2.59%
Exercise Price	$-	$0.75 - 1.37
Fair Value of Common Stock	$-	$0.33
Expected Life	-	0.45 – 0.99 years

11. SEGMENT REPORTING

The Company had two primary reporting segments during the nine months ended September 30, 2019, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $ 880,632 and $39,381,879, respectively, as of September 30, 2019 and $145,260 and $38,150,627, respectively, as of December 31, 2018.

	Statements of Operations Items for the Nine Months Ended
	September 30, 2019			September 30, 2018
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$2,789,220	$-	$2,789,220	$2,599,224	$-	$2,599,224
Healthcare Revenue	-	2,089,386	2,089,386	-	-	-
Total Revenue	2,789,220	2,089,386	4,878,606	2,599,224	-	2,599,224
Expenses
General and Administrative	575,930	315,101	891,031	569,807	117,842	687,649
Property Taxes, Insurance and Other Operating	117,778	1,479,047	1,596,835	105,593	340,647	446,240
Acquisition Costs	6,771	-	6,771	-	-	-
Depreciation	959,427	10,407	969,834	936,943	4,626	941,569
Total Expenses	1,659,916	1,804,555	3,464,471	1,612,343	463,115	2,075,458
Income (Loss) from Operations	1,129,304	284,831	1,414,135	986,881	(463,115)	523,766
Other (Income) Expense
Gain on Warrant Liability	(2,785)	-	(2,785)	(92,586)	-	(92,586)
Loss on Extinguishment of Debt	-	-	-	57,694	-	57,694
Gain on Settlement of Other Liabilities	-	-	-	(98,521)	-	(98,521)
Gain on Sale of Investments	(1,069)	-	(1,069)	-	-	-
Gain from Insurance Claim	(324,018)	-	(324,018)	-	-	-
Interest Income	(26,248)	-	(26,248)	-	-	-
Interest Expense	1,595,363	-	1,595,363	1,783,296	-	1,783,296
Total Other (Income) Expense	1,241,243	-	1,241,243	1,649,883	-	1,649,883
Net Income (Loss)	(111,939)	284,831	172,892	(663,002)	(463,115)	(1,126,117)
Net Loss Attributable to Noncontrolling Interests	7,231	-	7,231	17,965	-	17,965
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(104,708)	$284,831	$180,123	$(645,037)	$(463,115)	$(1,108,152)

	Statements of Operations Items for the Three Months Ended
	September 30, 2019			September 30, 2018
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$963,645	$-	$963,645	$885,013	$-	$885,013
Healthcare Revenue	-	1,025,458	1,025,458	-	-	-
Total Revenue	963,645	1,025,458	1,989,103	885,013	-	885,013
Expenses
General and Administrative	185,263	134,932	320,195	176,036	10,999	187,035
Property Taxes, Insurance and Other Operating	29,892	673,924	703,816	48,964	169,174	218,138
Acquisition Costs	6,771	-	6,771	-	-	-
Depreciation	320,514	3,469	323,983	319,516	3,470	322,986
Total Expenses	542,440	812,325	1,354,765	544,516	183,643	728,159
Income (Loss) from Operations	421,205	213,133	634,338	340,497	(183,643)	156,854
Other (Income) Expense
Gain on Warrant Liability	(27)	-	(27)	(15,974)	-	(15,974)
Loss on Extinguishment of Debt	-	-	-	-	-	-
Gain on Settlement of Other Liabilities	-	-	-	354	-	354
Gain from Insurance Claim	(53,754)		(53,754)
Interest Income	(19,245)	-	(19,245)	-	-	-
Interest Expense	524,503	-	524,503	590,514	-	590,514
Total Other (Income) Expense	451,477	-	451,477	574,894	-	574,894
Net Income (Loss)	(30,272)	213,133	182,861	(234,397)	(183,643)	(418,040)
Net Loss Attributable to Noncontrolling Interests	1,221	-	1,221	(948)	-	(948)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(29,051)	$213,133	$184,082	$(235,345)	$(183,643)	$(418,988)

12. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are involved in the following litigation:

Bailey v. GL Nursing, LLC, et. al in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

The Company’s wholly-owned subsidiary was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged legal counsel but no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

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

Southern Tulsa, LLC v. Healthcare Management of Oklahoma, LLC, District Court of Tulsa County, State of Oklahoma, Case No. CJ – 2016- 01781.

This matter was brought by us to have the appointment of a Receiver for the Southern Tulsa SNF and to recover damages from our former operator at that facility. The Court ordered the appointment of a Receiver effective May 10, 2016. Other claims and matters are pending. The Company has entered into an agreement with the Receiver to assign operations and assets to a subsidiary of the Company and, once the assignments are approved by the State, discharge the Receiver.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity and, as a result, we believe the likelihood of a material adverse result is remote.

Edwards Redeemer Property Holdings LLC v. Edwards Redeemer Healthcare & Rehab, LLC, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-19-5883.

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. Other claims are pending.

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 8, 2019, we filed a Motion for Appointment of Receiver, which Motion is pending.

13. OTHER INCOME

During the nine months ended September 30, 2019, the Company received proceeds from insurance claims in excess of the cost of repairs. The net gain of $324,018 has been recognized under other income as Gain on Proceeds from Insurance Claim.

14. SUBSEQUENT EVENTS

Edwards Redeemer

Cadence informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. The renovations are expected to take up to 12 months.

Eastman

The operating leases at Edwards Redeemer and Eastman contain cross-default provisions, meaning a default by the lessee under one lease constituted a default under the other. Inasmuch as Cadence’s defaults at Edward Redeemer were incurable, on October 18, 2019 we delivered to Cadence a Notice of Termination of the lease covering Eastman. Concurrently, we applied for a Temporary Restraining Order requiring Cadence to continue to operate the facility and maintain the status quo under the provisions of the operating lease. Subsequently, the Company has filed a Motion to Appoint Receiver as under the terms of the operating lease, Cadence is required to turn over operations of Eastman to the Company, as Lessor.

Abbeville

Effective October 17, 2019, the Company’s affiliate Global Abbeville, LLC terminated the Management Agreement dated January 1, 2018, between Global Abbeville, LLC, a wholly-owned subsidiary of the Company and Cadence Healthcare Solutions, LLC. The Company plans to operate Abbeville with its existing staff at the location.

Southern Hills

Effective October 16, 2019, the Receiver at Southern Hills terminated its Management Agreement with Cadence Healthcare Solutions, LLC dated October 1, 2017. The Company plans to operate Southern Hills with its existing staff at the location.

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

Acquisitions

We did not acquire any properties during the nine-month periods ended September 30, 2019 and 2018.

Properties

As of September 30, 2019, we owned eleven long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2019:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at September 30, 2019

Eastman Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,481,745

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$3,757,190

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,229,052

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,844,416

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,081,053

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,932,665

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,886,600

Grand Prairie Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab (Formerly Abbeville Health & Rehab)	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$3,103,926

Property Name	2019 Base Revenue Per Lease	Operating Lease Expiration

Eastman Nursing Home (a/k/a Crescent Ridge)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$642,846	June 30, 2026
Southern Hills Retirement Center	$12,000	-
Goodwill Nursing Home	$560,138	February 1, 2027
Edwards Redeemer Health & Rehab	$574,958	October 31, 2022
Providence of Sparta Nursing Home	$494,496	June 30, 2026
Meadowview Healthcare Center	$-	November 30, 2023
GL Nursing Home	$-	-
Abbeville Health & Rehab	$-	-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2019, the Company had net income of $172,892 and reported net cash provided by operations of $755,111. During the years ended December 31, 2018 and December 31, 2017, the Company incurred net losses of $2,007,006 and $3,001,618, respectively, and as of September 30, 2019 has an accumulated deficit of $10,912,983. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Rental revenues for the nine-month periods ended September 30, 2019 and 2018 totaled $2,789,220 and $2,599,224, respectively, an increase of $189,996. The Company also had healthcare revenue of $2,089,386 for the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018, related to the commencement of operations at the Glen Eagle facility in Abbeville, GA. Looking forward, we anticipate growing the revenue at the Southern Hills ILF facility in 2019 and beyond. We also expect to acquire from the Receiver the assets and operations of the Southern Hills SNF and plan to operate the SNF independently. Offsetting these increases will be the lost revenue from our Edwards facility which closed on October 2019.

For the nine months ended September 30, 2019, we recognized rental revenues on eight properties, with no revenues recognized from our assisted living facility located in Tulsa, Oklahoma, the GL Nursing facility in Lonoke, AR or the Meadowview facility in Seville, OH.

General and administrative expenses were $891,031 and $687,649 for the nine-month periods ended September 30, 2019 and 2018, respectively, an increase of $203,382 largely due to increases in the size of the operation at our Abbeville facility. For the nine months ended September 30, 2019 and September 30, 2018, respectively, general and administrative expenses included $254,134 and $321,046 of share based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $1,596,835 and $446,240 for the nine-month periods ended September 30, 2019 and 2018, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. As the operator at Glen Eagle facility in Abbeville, GA, we are responsible to cover these expenses. We are also responsible for property taxes and insurance related to the ALF and ILF at our Southern Hills Retirement Center.

Depreciation expense increased $28,265 from $941,569 for the nine months ended September 30, 2018 to $969,834 for nine months ended September 30, 2019. We have not recorded depreciation expense on our assisted living facility and independent living facility located at our Southern Hills Retirement Center which will commence once renovations have been completed and the properties are placed in service.

The Company had $26,248 interest income for the nine months ended September 30, 2019 and no interest income for the nine months ended September 30, 2018.

Interest expense decreased $187,933 from $1,783,296 for the nine months ended September 30, 2018 to $1,595,363 for the nine months ended September 30, 2019. We capitalized $8,698 of interest during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2019, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $351,238 as of September 30, 2019 and is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home.

Cash provided by operating activities was $755,111 for the nine months ended September 30, 2019 compared to cash provided by operating activities of $404,043 for the nine months ended September 30, 2018. Cash flows from operations were beneficially impacted by increased net income offset by increases in prepaid expenses and accounts receivable during the first nine months of 2019.

Cash used in investing activities was $2,617,050 for the nine-month period ended September 30, 2019 compared to cash used in investing activities of $629,462 for the nine-month period ended September 30, 2018. The increase reflects increased spending on property renovations and refurbishments.

Cash provided by financing activities was $1,353,915 for the nine months ended September 30, 2019 compared to cash provided by financing activities of $71,819 for the nine months ended September 30, 2018. During the first nine months of 2019, we received proceeds from the issuance of debt of $1,800,187 and made payments on debt of $414,887. During the first nine months of 2018, we issued $493,533 in debt in cash and made cash payments on debt of $373,868.

As of September 30, 2019 and December 31, 2018, our debt balances consisted of the following:

	September 30, 2019	December 31, 2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	22,551,595	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit	7,229,052	7,240,183
Other Debt	1,536,000	1,536,000

	38,594,653	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(526,132)	(507,829)

	$38,068,521	$36,596,341

As presented in the Consolidated Balance Sheets:

Debt, Net	$37,193,521	$35,721,341

Debt - Related Parties, Net	875,000	875,000

	$38,068,521	$36,596,341

The weighted average interest rate and term of our fixed rate debt are 6.02% and 6.60 years, respectively, as of September 30, 2019. The weighted average interest rate and term of our variable rate debt are 7% and 17.85 years, respectively, as of September 30, 2019.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2019	December 31, 2018	Rate	Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,229,052	$7,229,052	$7,119,743	5.75% Fixed	October 28, 2019
Eastman Nursing Home (2,3)	3,570,000	3,481,745	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (2)	5,005,000	4,308,416	4,390,082	5.50% Fixed	March 19, 2020
Warrenton Nursing Home (4)	3,768,600	3,757,190	2,287,323	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab	2,303,815	2,081,053	2,138,128	5.50% Fixed	January 16, 2020
Glen Eagle Health & Rehab (5)	2,761,250	3,103,926	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health and Rehab Line of Credit (2)(5)	400,000	-	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (6)	3,039,300	2,932,665	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (7)	3,000,000	2,886,600	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (8)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$34,398,653	$32,908,170

(1) On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit, and as of September 30, 2019, a total of $7,229,052 was drawn under the Line of Credit.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and will remain at that rate until the Line of Credit converts to an amortizing loan. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times; initially from April 30, 2018 to October 30, 2018. The Maturity Date was further extended in three month increments to October 28, 2019. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for it Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(2) Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).

(3) The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021.

(4) The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was subsequently refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the nine months ended September 30, 2019, amortization expense related to loan costs of the prior loan totaled $8,885 and amortization expense related to loan costs for the new loan, which began in July 2019, totaled $870.

(5) Amortization expense related to loan costs of this loan totaled $656 for the nine months ended September 30, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 21, 2021.

(6) The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $3,738 for the nine months ended September 30, 2019.

(7) Amortization expense related to loan costs of this loan totaled $6,978 for the nine months ended September 30, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of September 30, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(8) The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of September 30, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender.

We have $7.2 million of debt maturing and expect principal reduction payments of approximately $105,378 in the year ended December 31, 2019. There is also $10.6 million in debt in technical default maturing after December 31, 2019 but shown due immediately. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance $7.2 million in mortgage loans maturing in 2019 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $1,661,000 in note obligations maturing in 2019. Following is a summary of our subordinated debt and corporate debt at September 30, 2019 and December 31, 2018.

Subordinated and Corporate Debt

Our subordinated debt at September 30, 2019 and December 31, 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	September 30, 2019	December 31, 2018	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes.

Our corporate debt at September 30, 2019 and December 31, 2018 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest	Maturity
Series	Amount	September 30, 2019	December 31, 2018	Rate	Date

10% Senior Secured Promissory Note	$125,000	$125,000	$125,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	2,235,000	2,235,000	2,235,000	11.0% Fixed	October 31, 2021

		$2,660,000	$2,660,000

Contractual Obligations

As of September 30, 2019, we had the following contractual obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes and Bonds Payable - Principal	$38,594,653	$26,134,409	$6,173,017	$294,343	$5,992,884
Notes and Bonds Payable - Interest	5,366,869	976,997	965,007	477,088	2,947,777

Total Contractual Obligations	$43,961,522	$27,111,406	$7,138,024	$771,431	$8,940,661

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

Subsequent Events

Edwards Redeemer

Cadence informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. The renovations are expected to take up to 12 months.

Eastman

The operating leases at Edwards Redeemer and Eastman contain cross-default provisions, meaning a default by the lessee under one lease constituted a default under the other. Inasmuch as Cadence’s defaults at Edward Redeemer were incurable, on October 18, 2019 we delivered to Cadence a Notice of Termination of the lease covering Eastman. Concurrently, we applied for a Temporary Restraining Order requiring Cadence to continue to operate the facility and maintain the status quo under the provisions of the operating lease. Subsequently, the Company has filed a Motion to Appoint Receiver as under the terms of the operating lease, Cadence is required to turn over operations of Eastman to the Company, as Lessor.

Abbeville

Effective October 17, 2019, the Company’s affiliate Global Abbeville, LLC terminated the Management Agreement dated January 1, 2018, between Global Abbeville, LLC, a wholly-owned subsidiary of the Company and Cadence Healthcare Solutions, LLC. The Company plans to operate Abbeville with its existing staff at the location.

Southern Hills

Effective October 16, 2019, the Receiver at Southern Hills terminated its Management Agreement with Cadence Healthcare Solutions, LLC dated October 1, 2017. The Company plans to operate Southern Hills with its existing staff at the location.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company and/or its affiliated subsidiaries are involved in the following litigation:

Bailey v. GL Nursing, LLC, et.al. in the in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

The Company’s wholly-owned subsidiary was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged legal counsel but no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease. As we simply were the owners of the property and not the operators, we believe that primary responsibility, if any, falls with the operator at the time. Under the terms of the lease, the operator has a duty to indemnify the Company, a claim which we intend to assert.

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

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity and, as a result, we believe the likelihood of a material adverse result is remote.

Edwards Redeemer Property Holdings LLC v. Edwards Redeemer Healthcare & Rehab, LLC, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-19-5883.

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. Other claims are pending.

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 8, 2019, we filed a Motion for Appointment of Receiver, which Motion is pending.

Item 1A. Risk Factors

None, except as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed, such as the 272,727 shares of restricted common stock granted to Mr. Zvi Rhine as a bonus for services in 2018, and effective March 1, 2019, we issued 90,909 shares of common stock to each of Baller, Desmond and Neuman under the Directors’ Compensation Plan. Also, in July 2019, we issued 37,879 and 53,030 shares of common stock to Mr. Sink and Mr. Downs, respectively, as director compensation for 2019.

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

GLOBAL HEALTHCARE REIT, INC.

Date: November 18, 2019	By:	/s/ Lance Baller
Lance Baller, Interim Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2019	By:	/s/ Zvi Rhine
Zvi Rhine, Chief Financial Officer
(Principal Accounting Officer)

