Form 10-K
period 2019-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2020-07-10
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the 21,858,734 shares of voting and non-voting common equity held by non-affiliates as of April 14, 2020 was $ 7,213,382 computed by reference to the price at which the common equity was last sold at June 28, 2019.

The number of shares outstanding of the registrant’s common stock as of July 10, 2020 is 27,414,525.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and,
*	expectations regarding competition from other companies.
*	the duration and scope of the COVID-19 pandemic
*	the impact of the COVID-10 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants.
*	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operators/tenants.
*	The effects of health and safety measures adopted by us and our operators/tenants in response to the COVID-19 pandemic.
*	Increased operational costs as a result of health and safety measures related to COVID-19.
*	The impact of the COVID-19 pandemic on the business and financial conditions of our operators/tenants and their ability to pay rent.
*	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19.
*	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

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

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was organized for the purpose of investing in real estate related to the long-term care industry. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF). WPF was merged into the Company in 2019.

We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio will be comprised of investments in the following three healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following five investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA.

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

WPF was merged into Global in 2019 and its direct ownership interests are now directly owned by Global.

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

In 2019 the Company brought an action against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court has been overseeing the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations in light of the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. We are currently in the process of having approved by the Court an Operations Transfer Agreement from the Receiver to a newly formed subsidiary of the Company.

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

The SNF was refinanced with a commercial bank for $1,750,000. The SNF was under a five-year lease to Healthcare Management of Oklahoma for an initial rent of $35,000 per month commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the Receiver resulted in our engaging in a turnaround effort to restore viable operations at the SNF. Under the oversight of the Receiver, we have undertaken substantial renovations at the SNF at a cost of over $1,500,000. The Company purchased a $750,000 note from F&M Bank on August 6, 2019, as part of a Receivership certificate in our Southern Hills SNF, for $694,609 paid to F&M bank and $55,391 paid to the Receiver. The maturity date of the note is February 7, 2018, and carries an interest rate of 6.75% as of September 30, 2019 (prime rate +2%). The note is past its maturity date and is in default. This purchase was made to facilitate the termination of the Receivership and transfer of the HMO assets and operations to Southern Hills Rehab Center, LLC, a wholly-owned subsidiary of the Company. This transfer was approved by the Oklahoma Department of Health and went into effect December 1, 2019.

The ILF underwent a $2.5 million renovation project and opened in September 2019. The facility is being operated internally in conjunction with the nursing home.

The ALF renovations were substantially complete until a fire incident at the facility in November 2018. This incident resulted in a $210,000 insurance claim. All restorative work has been complete. To date we have expended in excess of $2.0 million in upgrades at the ALF and expect to begin operations once the ILF is operating and further stabilized.

In November 2017 we obtained a new line of credit for Southern Hills in the principal amount of $7.3 million. The line of credit matures June 18, 2023; and we expect it to convert into an amortizing loan thereafter. The line of credit was used to refinance the $1.75 million loan on the SNF and opportunistically repurchase some of the Industrial Revenue Bonds (“IRB’s”) on the ALF and ILF. The Company repurchased $1.62 million of the IRB’s for $1.17 million in cash through open market purchases and various tender offers at discounted prices. On November 1, 2018, the remaining IRB’s outstanding were called and retired utilizing the proceeds from the line of credit.

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

In April 2017, the former GWH Investors, LLC executed an Allonge and Modification Agreement pursuant to which they agreed to (i) waive all accrued and unpaid interest (ii) waive further interest payments until January 2018 (iii) fix interest at 13% beginning January 2018, (iv) extend the maturity date to December 31, 2019 and (v) agreed to accept a 15% premium payment upon repayment of the notes.

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

Edwards Redeemer Health & Rehab is operated under a triple-net operating lease to a regional professional skilled nursing home operator, which expired in December 2017. On January 22, 2016, the lease operator that operates the facility filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The lease operator emerged from bankruptcy in 2017 and executed a new five year lease. In 2019 the operator informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, the operator began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by the operator of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. The renovations are expected to take up to 12 months.

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

In 2017, we executed an amendment to the operating lease to clarify that the straddle period would end February 28, 2018. On or about that date, the operator informed us that it would not continue as a lease operator. In March 2018, a new lease operator assumed operations of the facility under an Operations Transfer Agreement. We do not receive any rental income from this property.

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

Meadowview was operated under a triple-net operating lease to skilled nursing home operator, which expired in October 2024. The lease was generating $396,000 in gross annual rent; however, the operator experienced adverse results in late 2017 and throughout 2018. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments. As part of the transition, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to Infinity in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the principal of Infinity. As of December 31, 2019 the Company lent $250,000 to Infinity under this agreement.

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

We completed approximately $1.0 million in renovations at this facility and achieved recertification on October 12, 2018. As such, we have commenced full scale operations at the facility through a wholly-owned subsidiary of the Company.

Recent Financings

2018 Senior Secured Note Offering

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants which the Company had previously sold in the 2016 and 2017 Senior Note Offerings for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. As a result of the exchange, only $25,000 of 10% Senior Secured Notes due on December 31, 2018 remain outstanding, all other previously outstanding senior notes have been exchanged for new 11% Senior Secured Notes due in 2021. There was additional $160,000 of 11% Senior Secured Notes due in 2021 sold in February 2020.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has now spread to the United States and infections have been reported globally.

Starting in March, the COVID-19 pandemic and measures to prevent its spread began to affect us in a number of ways. In our operating portfolio, occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. These trends accelerated in April and May, and are expected to continue through at least September, impacting revenues and net operating income.

Our triple-net tenants experienced similar trends, which has put them under increased operational and financial pressure. Without financial support or other government assistance, certain of our triple-net tenants will likely experience worsening financial conditions through the third quarter, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

As of the date of this Report, two of our facilities have reported “presumptive positive” cases of COVID-19. The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and state Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at both locations are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Additionally, as of the date of this Report, none of our other operators have reported any occurrences of COVID-19 in any of the buildings they are managing. Our operators have also reported to us that they currently have adequate supply levels, including appropriate quantities of Personal Protective Equipment (PPE) for staff. Additionally, as of the date of filing the Company has received no additional information.

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers and managers. While these government assistance programs are not expected to fully offset the negative financial impact of the pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded, we are monitoring them closely and have been in active dialogue with our tenants, operators, borrowers and managers regarding ways in which these programs could benefit them or us.

In May, we applied for and were approved for an aggregate of $1,610,169 in PPP loans issued by the SBA. As a result of newly adopted amendments to the PPP program, 60% of the PPP loan amount must be expended on payroll in the 24 week-period following the loan date. We believe that most if not all of the PPP loans will be eligible to be forgiven under the PPP guidelines. Any portion that is not forgiven must be repaid over two years.

The COVID-19 pandemic is rapidly evolving. The information in this Annual Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows but it could be material.

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

Investment Products

Direct Ownership. We plan to primarily generate revenue by purchasing properties and operating the facilities internally. Most of revenue will be received from government agencies, hospice companies, managed care contracts and private pay receipts that will provide for a substantial recovery of operating expenses including but not limited to staffing, supplies, bed taxes, real estate taxes, repairs and maintenance, utilities and insurance. For existing properties with leases in place, our rents will be received from leases under triple net leases.

Our ability to grow income from our properties depends, in part, on our ability to (i) increase revenue and other earned income by increasing occupancy levels and improving rates, (ii) manage bad debt and (iii) control operating expenses. For properties under lease, most of our leases will include contractual annual base rent escalation clauses that are either predetermined fixed increases and/or are a function of an inflation index.

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

Government Regulations, Licensing and Enforcement

Overview

Our tenants and operations will typically be subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and our operations to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operations can all have a significant effect on the financial condition of the property, which in turn may adversely impact us.

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operations by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operations base to limit our exposure to any single entity, and seeking tenants and operations that are not largely dependent on Medicaid reimbursement for their revenues. In addition, we ensure in each instance that our operators have obtained all necessary licenses and permits before beginning operations, and require that those operators covenant that they will comply with all applicable laws and regulations in connection with the facility operations.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operations and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operations will include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operations.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio will be subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and our ability to expand or operative effectively.

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

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update skilled nursing facility rates and policies for fiscal year 2021, which starts October 1, 2020. CMS estimates that payments to skilled nursing facilities would increase by $784 million, or 2.3%, for fiscal year 2021 compared to fiscal year 2020. CMS also proposes to revise the geographic wage index and apply a cap on wage index decreases used in setting skilled nursing facility rates. The proposal would also make changes to the patient classifications under the Patient Driven Payment Model and certain minor policy changes to the Value-Based Purchasing program. CMS is expected to release the final rule by August 1, 2020.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including skilled nursing facilities, respond to the COVID-19 pandemic. These include, waiving the skilled nursing facility’s 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow skilled nursing facilities and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspends the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers must agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) has authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers have to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers must attest to and agree to specific terms and conditions for the use of such funds. HHS will make the additional distributions with the goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue. CMS is expected to distribute additional funding to Medicaid and potentially other providers, but the details are not yet known.

On July 18, 2019, CMS published a final rule that eliminates the prohibition on pre-dispute binding arbitration agreements between long-term care facilities and their residents. The rule also strengthens the transparency of arbitration agreements and makes other changes to arbitration requirements for long-term care facilities. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. Congress continues to consider further legislative action in response to the COVID-19 pandemic. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our lessees and borrowers, which subsequently could materially adversely impact our company.

Additional reforms affecting the payment for and availability of health care services have been proposed at the federal and state level and adopted by certain states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. State Medicaid budgets may experience shortfalls due to increased costs in addressing the COVID-19 pandemic. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors.

EMPLOYEES

As of December 31, 2019, the Company and its subsidiaries had 166 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: Our revenues and our operators’ revenues are dependent, in part, on occupancy. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, we and our operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experience significant delays or disruptions, but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in this Report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2019, we owned nine senior living facilities. The following table provides summary information regarding these facilities.

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at December 31, 2019

Eastman Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,451,593

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$3,739,942

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,230,582

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,822,237

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,074,958

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,923,013

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,869,200

Grand Prairie Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$3,083,006

Property Name	2019 Base Rent Per Lease Agreement	Operating Lease Expiration

Eastman Nursing Home (a/k/a Crescent Ridge)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$636,480	June 30, 2026
Southern Hills Retirement Center	$12,000	-
Goodwill Nursing Home	$560,138	February 1, 2027
Edwards Redeemer Health & Rehab	$574,958	October 31, 2022
Providence of Sparta Nursing Home	$494,496	June 30, 2026
Meadowview Healthcare Center	$-	November 30, 2023
Grand Prairie Nursing Home	$-	-
Glen Eagle Healthcare & Rehab	$-	-

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims, or disputes. We are or were a party to the following pending legal proceedings.

Bailey v. GL Nursing, LLC, et. al in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

In April 2019, the Company’s wholly-owned subsidiary was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged legal counsel, but no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

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

Southern Tulsa, LLC v. Healthcare Management of Oklahoma, LLC, District Court of Tulsa County, State of Oklahoma, Case No. CJ – 2016- 01781.

This matter was brought by us to have the appointment of a Receiver for the Southern Tulsa SNF and to recover damages from our former operator at that facility. The Court ordered the appointment of a Receiver effective May 10, 2016. Other claims and matters have been dismissed. The Company entered into an agreement with the Receiver to assign operations and assets to a subsidiary of the Company and discharge the Receiver. The transition and discharge were effective in December 2019.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility, filed in April 2016. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity and, as a result, we believe the likelihood of a material adverse result is remote.

Edwards Redeemer Property Holdings LLC v. Edwards Redeemer Healthcare & Rehab, LLC, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-19-5883.

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. Other claims against the former operator are pending.

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court will oversee the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations in light of the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. On January 15, 2020, the Receiver filed a Motion for the Court to authorize the Receiver to negotiate an Operations Transfer Agreement with the Company, which Motion was granted.

Village of Seville v. High Street Nursing, LLC, Wadsworth Municipal Court, State of Ohio, Case No 20-CRB-58.

This is an action filed March 2020 for sanctions against our subsidiary arising from a claimed nuisance activity (assaults on patients) at the skilled nursing facility. As we lease the facility to an operator, we have retained an attorney and entered a plea of Not Guilty. We are the landlord and don’t believe we have any liability in this matter. The issue has subsequently been dismissed without prejudice.

Cadence Healthcare Solutions, LLC.

We received a demand letter in February 2020 from an attorney representing Cadence Healthcare Solutions, LLC (“Cadence”) claiming unpaid management fees incurred at our Glen Eagle Healthcare facility in Abbeville, Georgia. Cadence is the same manager that is involved in the matters related to Edwards Redeemer in Oklahoma City and Eastman in Eastman, Georgia, as Cadence was the manager in all three facilities until it was terminated in Q4 2019. We believe we have significant defenses and offsets to this claim and intend to defend vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC.Pink under the symbol “GBCS”. On April 25, 2011, the quotation was moved from the OTCBB to the OTC.Pink due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January 2018 through December 31, 2019.

	High	Low
Jan - Mar 2018	$0.55	$0.32
Apr - June 2018	$0.40	$0.32
July - Sept 2018	$0.40	$0.28
Oct - Dec 2018	$0.40	$0.18
Jan - Mar 2019	$0.35	$0.28
Apr - June 2019	$0.42	$0.30
July - Sept 2019	$0.35	$0.21
Oct - Dec 2019	$0.30	$0.19

The closing price of the Company’s common stock as of July 1, 2020 was $0.20, as reported on the OTC.Pink. The OTCBB and OTC.Pink prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of July 1, 2020, there were approximately 850 record owners of the Company’s common stock.

The OTC.Pink is a quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The OTC.Pink is not an issuer listing service, market or exchange. Although the OTC.Pink does not have any listing requirements, per se, to be eligible for quotation on the OTC.Pink, issuers must remain current in their filings with the SEC or applicable regulatory authority.

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2019 and 2018, the Company paid no dividends on common stock but did pay the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our board of directors and will depend on our actual cash flow, financial condition, capital requirements, and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any formal equity compensation plans.

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	600,000	$0.36	-0-
Total	600,000	$0.36	-0-

(1)	The Company entered into an Employment Agreement with Zvi Rhine on April 1, 2018 with an effective date of January 1, 2018. Under the terms of the Agreement, Mr. Rhine was granted options exercisable to purchase 600,000 shares of common stock at an exercise price of $0.36 per share. Of the options, 150,000 vested immediately, 150,000 vested April 1, 2019, 150,000 vested October 1, 2019 and 150,000 vested April 1, 2020. Mr. Rhine was also granted a restricted stock award of 150,000 shares of common stock on April 1, 2018, vesting one-half each on January 1, 2019 and January 1, 2020. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a restricted stock award of 272,727 shares of Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern.

For the year ended December 31, 2019, the Company incurred a net loss of $868,031 and has an accumulated deficit of $11,962,220. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of COVID-19 Pandemic

The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:

●	Our operating revenues and our triple-net operators’ revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. In addition, increased expenses are expected to continue until the pandemic subsides. Such factors may impact our triple-net operator’s ability to pay rent and contractual obligations. Furthermore, various local and state stay at home orders and the temporary closure of certain medical practices as a result may impact our medical office building tenants’ ability to pay rent. These factors may cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables.

●	Assessing properties for potential impairment involves subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or estimated fair value of the asset. Key assumptions are made in this assessment and drive conclusions include the estimation of future rental revenues, operating expenses, capitalization rates and the ability and intent to hold the respective asset. All of these assumptions are significantly affected by our expectations of future market or economic conditions and can be highly impacted by the uncertainty of the COVID-19 pandemic, leading us to recognize increased impairment charges.

●	The determination of the allowance for credit losses is based on our evaluation of collectability of our loans receivable and includes review of factors such as delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying collateral. Reduced economic activity severely impacts our borrowers’ businesses, financial conditions and liquidity and may hinder their ability to make contractual payments to us, leading to an increase in loans deemed to have deteriorated credit which could result in an increase in the provision for loan losses.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2019 totaled $3,267,644, compared to $3,507,366 for the year ended December 31, 2018, a decrease of $239,954. The Company also had Healthcare revenue of $3,662,344 for the year end December 31, 2019, an increase of $3,546,319, compared to $116,025 for the year ended December 31, 2018, primarily related to the Abbeville facility which commenced operations in late 2018. Factors that contributed to the decrease in rental revenue included the appointment of a receivership at Eastman as well as the closure of Edwards Redeemer. Also, the Southern Tulsa facility is operated directly by the Company as of December 1, 2019, increasing Healthcare revenues but decreasing rental revenues.

General and administrative expenses were $1,298,593 for the year ended December 31, 2019 compared to $1,178,120 for the year ended December 31, 2018, an increase of $120,473. Significant factors include an increase in healthcare salaries and wages, as well as legal, accounting, and license fees, offset by decreases in non-healthcare salaries and wages, director compensation, and other miscellaneous gains. The Company stringently reviews its costs regularly but believes its cost structure has been optimized for its current portfolio. For the years ended December 31, 2019 and 2018, general and administrative expenses included $280,087 and $402,392, respectively, of stock-based compensation related to restricted stock and common stock awards granted.

Property taxes, insurance, and other operating expenses totaled $2,760,227 and $790,954 for the years ended December 31, 2019 and 2018, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We are also responsible for all working capital related to our Abbeville facility and the Southern Hills ALF, ILF and SNF.

Depreciation expense totaled $1,351,810 for the year ended December 31, 2019 compared to $1,258,345 for the year ended December 31, 2018, an increase of $93,465.

Warrants to purchase our common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. For the years ended December 31, 2019 and 2018, we recognized a change in fair value of the warrant liability of $2,785 and $92,586, respectively.

For the year ended December 31, 2019, we recorded no extinguishment of debt. For the year ended December 31, 2018 we recognized a net loss of $276,140 on the extinguishment of debt.

For the year ended December 31, 2019, the Company recorded no settlement of debts, accounts payable and other liabilities, compared to $383,514 during 2018.

Interest income of $56,012 and $29,983 was recognized for the years ended December 31, 2019 and 2018, respectively, from outstanding investment securities.

Interest expense totaled $2,136,701 for the year ended December 31, 2019 compared to $2,137,887 for the year ended December 31, 2017, a decrease of $1,186.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2019, the Company had cash and cash equivalents of $641,215 and restricted cash of $351,298. Our restricted cash is to be expended on debt service, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with the acquisition of properties. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2020, as our projected cash flow from operations will be insufficient to retire the debt.

Cash provided by operating activities was $868,921 for the year ended December 31, 2019 compared to cash provided by operating activities of $108,188 for the year ended December 31, 2018. Cash flows provided by operations in 2019 were positively impacted by the increase in healthcare revenues, offset somewhat by the increase in Accounts Receivable.

Cash used in investing activities was $2,407,914 and $595,176 for the years ended December 31, 2019 and 2018, respectively. During 2019, we spent $1,668,867 in capital expenditures, disbursed $143,666 on notes receivable. The Company realized net cash proceeds from investments in debt securities during 2019 of $138,788. Net cash paid in 2019 for the acquisition of SHR operating assets was $734,169. During 2018, we spent $763,258 in capital expenditures and disbursed $106,334 on a note receivable issued for $250,000. The Company realized net cash proceeds from investment in debt securities during 2018 of $274,416.

Cash provided by financing activities was $1,224,299 for the year ended December 31, 2019 compared to cash provided by financing activities of $822,047 for the year ended December 31, 2018. During 2019, we made payments on debt of $538,534 and received proceeds from issuance of debt of $1,801,718. During 2018, we made payments on debt of $465,704 and received proceeds from issuance of debt of $2,053,384.

As of December 31, 2019 and 2018, our debt balances consisted of the following:

	2019	2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	22,427,949	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit	7,230,582	7,240,183
Other Debt	1,386,000	1,386,000
Other Debt – Related Parties	150,000	150,000
	38,472,537	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(493,353)	(507,829)

	$37,979,184	$36,596,341

The weighted average interest rate and term of our fixed rate debt are 6.02% and 6.4 years, respectively, as of December 31, 2019. The weighted average interest rate and term of our variable rate debt are 6.25% and 17.6 years, respectively, as of December 31, 2019.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

		Principal Outstanding at		Stated
Property	Face Amount	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,227,074	$7,230,582	$7,119,743	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,451,593	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,286,237	4,390,082	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,739,942	2,287,323	3.73% Fixed	July 1, 2049
Edwards Redeemer Health & Rehab (6)	2,065,804	2,074,958	2,138,128	4.75% Fixed	June 29, 2021
Glen Eagle Health & Rehab (7)	3,119,214	3,083,006	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health & Rehab Line of Credit(1)(7)	400,000	-	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (8)	3,039,300	2,923,013	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,869,200	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$34,276,537	$32,908,170

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).

(2)	On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit, and as of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and subsequently was changed to 4.75%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times in three month increments initially from April 30, 2018 to May 5, 2020, and subsequently to June 18, 2023 with a principal amount of $7,227,074. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for its Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021.

(4)	The maturity date for the loan at Goodwill Nursing was extended to April 12, 2025 in June 2020.

(5)	The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was subsequently refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the year ended December 31, 2019, amortization expense related to loan costs of the prior loan totaled $8,885 and amortization expense related to loan costs for the new loan, which began in July 2019, totaled $2,176.

(6)	The maturity date for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020.

(7)	Amortization expense related to loan costs of this loan totaled $874 for the year ended December 31, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.

(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $4,984 for the year ended December 31, 2019.

(9)	Amortization expense related to loan costs of this loan totaled $9,303 for the year ended December 31, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.

(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has not complied in some instances in a timely manner.

Subordinated, Corporate, and Other Debt

Our subordinated debt due at December 31, 2019 and 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	December 31, 2019	December 31, 2018	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The note matured December 31,2019 and as of filing date has not been repaid, and is therefore in default. Of the total principal outstanding as of December 31, 2019 of $1,536,000, $150,000 is owed to related parties.

Our corporate debt at December 31, 2019 and 2018 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at		Stated
Series	Face Amount	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date

10% Senior Secured Promissory Note(1)	$25,000	$25,000	$125,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes(1)	1,460,000	1,460,000	1,360,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes- Related Party	875,000	875,000	875,000	11.0% Fixed	October 31, 2021

		$2,660,000	$2,660,000

(1)	On January 28, 2020, the Company exchanged $100,000 of 10% Senior Secured Promissory Notes with a maturity date of December 31, 2018 for $100,000 of 11% Senior Secured Promissory Notes with a maturity date of October 31, 2021.

Other mortgage loans contain financial and non-financial covenants, including reporting obligations, with which the Company has complied in some instances in an untimely manner.

Contractual Obligations

As of December 31, 2019, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes Payable - Principal	$38,472,537	$26,271,344	$5,943,763	$297,148	$5,960,282
Notes Payable - Interest	5,089,851	861,002	861,543	474,673	2,892,632

Total Contractual Obligations	$43,562,388	$27,132,346	$6,805,306	$771,821	$8,852,914

We have $13.6 million of debt maturing and expect principal reduction payments of approximately $2.1 million in the year ending December 31, 2020. There is also $10.6 million in debt in technical default maturing after December 31, 2020 but shown due immediately. The total of debt maturing, expected principal reduction payments, and debt in technical default is $26.3 million for the year ending December 31,2020, which compares to $19.6 million of debt that was maturing, expected to pay down or was in default at the beginning of the year ended December 31, 2019. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We have already refinanced $6.4 million in mortgage loans maturing in 2020 as the associated properties met loan to value requirements currently being employed in commercial lending markets. We have $300,000 in note obligations maturing in 2020. See the consolidated financial statements included elsewhere in the Form 10-K for additional debt details.

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand and revenues generated from operations are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Grand Prairie and Southern Hills Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Subsequent Events

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the offering period of its 2018 Offering of 11% Senior Secured Notes (the “Offering”). The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors.

Effective January 28, 2020 the Company exchanged $100,000 of 10% Senior Secured Promissory Notes with a maturity date of December 31, 2018 for $100,000 of 11% Senior Secured Promissory Notes with a maturity date of October 31, 2021. The exchange of note was accompanied by the issuance of 100,000 warrants for the purchase of company stock at $0.50, expiring October 31, 2021.

In January 2020, the Board of Directors approved an amendment to the Director Compensation Plan to provide that the annual $30,000 fee to non-employee directors would be paid proportionately at the end of each fiscal quarter 50% in cash and 50% in stock with the stock valued at the end of each quarter.

The Company completed the sale of an aggregate of $160,000 of its 11% Senior Secured Notes (“Note”), $60,000 effective February 5, 2020 and $100,000 effective March 3, 2020. The purchase price for the Notes is equal to the principal amount of the Notes. The Notes accrue interest at the rate of 11% per annum, payable monthly, and mature in October 2021. No fees or commissions were paid on the sale of the Notes. The notes were accompanied by the issuance of an aggregate of 160,000 warrants for the purchase of Company stock at $0.50, expiring October 31, 2021.The proceeds will be used for general working capital.

On February 11, 2020, former Director John Downs returned 26,515 shares granted but not vested prior to his resignation from the Board of Directors. The shares had been granted under the Company’s compensation plan.

Effective March 2, 2020, the Company, through its wholly-owned subsidiary, Global Quapaw, LLC (“Quapaw”), completed the acquisition of an 86-licensed bed, long-term care facility known as Higher Call Nursing Center (“Higher Call”) located in Quapaw, Oklahoma for the purchase price of $1,300,000. Quapaw has entered into an Operating Lease Agreement with Global Higher Call Nursing, LLC, a wholly-owned subsidiary of the Company, as lessee, to be the Operator of the facility. The acquisition represents the consummation of an Asset Purchase Agreement dated October 21, 2019 between Higher Call Nursing Center, Inc., as Seller, and Quapaw, as Buyer.

In connection with the acquisition of Higher Call, the Company entered into two credit facilities, summarized as follows:

The Company entered into a senior loan agreement with Security Bank in the principal amount of $1.0 million (the “Senior Loan”). The Senior Loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The Senior Loan matures in 2040. The Senior Loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents (“Mortgage”) covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets.

The Company also executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 (the “Seller Note”). The Seller Note accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest, and matures in April 2024. The Seller Note is secured by a Corporate Guaranty of Global.

The Company is in the process of gathering relevant information needed to complete the initial accounting of the acquisition. As a result, the initial accounting for the acquisition is incomplete and, therefore, the Company is unable to disclose the information required by ASC 805, “Business Combinations”.

On April 20, 2020, the Company through its subsidiaries received a loan of $574,975 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.

On July 2nd, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA will be effective as of the date that Global Eastman, LLC secures an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and select critical liabilities associated with the prior operator.

As of June 30th, 2020, the Company purchased from former GWH Investors, LLC $402,000 of interest in the note issued to its partly-owned subsidiary Goodwill Hunting, LLC for an equal amount of cash. The notes matured on December 31, 2019 and were in default. The Company will recognize a gain from elimination of the premium owed to the note holders. The notes cannot be retired until all interests are repaid.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2019. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported material weaknesses resulting from the following significant deficiencies:

●	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

●	Lack of a formal review process that includes multiple levels of review.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many new ventures. We may not be able to fully remediate the material weakness until we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	46	Director, CEO	2015
Clifford L. Neuman	71	Director	2014
Zvi Rhine	40	Director, President, CFO	2015
Adam Desmond	49	Director	2017

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

Clifford L. Neuman has been engaged as a principal in his own law firms for over 46 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves as a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

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

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2019, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were eight (8) meetings of the Board during 2019. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2019, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

In January 2020, the Board amended the Plan to provide the following:

1.	Each non-employee director shall receive annual fees of $30,000. The fee was further amended to be fully payable 100% in cash.

2.	The share portion of the fee will be issuable quarterly and shall be priced at the closing price of the common stock on the last day of each quarter.

The following table summarizes director compensation paid for the year ended December 31, 2019:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	-	$30,000	-	-	-	-	$30,000
Zvi Rhine	-	$-	-	-	-	-	$-
Clifford Neuman	-	$30,000	-	-	-	-	$30,000
Adam Desmond	-	$30,000	-	-	-	-	$30,000
Andrew Sink (Retired)	-	$12,500					$12,500
John Downs (Retired)		$17,500					$17,500

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

The compensation advisory committee did not meet during fiscal 2019. The compensation advisory committee will, when appointed:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Lance Baller, Interim President, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2020.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Mr. Neuman failed to file one (1) report covering one (1) transaction in a timely fashion and Mr. Rhine failed to file one (1) report covering three (3) transactions in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company accrued $165,000 in salaries, $25,000 in bonuses, and recognized $139,892 in stock and option-based compensation. For the year ended December 31, 2019 the Company has accrued $165,000 in salaries and recognized $160,087 in stock and option-based compensation for Mr. Rhine. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defines a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones are achieved.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Lance Baller,	2019	-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
CEO	2018	-0-	-0-	$82,500	-0-	-0-	-0-	-0-	$82,500
	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558

Zvi Rhine,	2019	$165,000	$-0-	$90,000	$70,087	-0-	-0-	-0-	$325,087
President & CFO	2018	165,000	$25,000	$41,787	$98,105	-0-	-0-	-0-	$329,892
	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558

(1)	Does not include stock based compensation for services as Directors.

Company Stock Incentive Plans

In 1993, the Board of Directors and the Shareholders of the Company adopted the Global Casinos, Inc., Stock Incentive Plan (the “Incentive Plan”). An aggregate of 100,000 shares of the Company’s Common Stock were reserved for issuance under the Incentive Plan. As of December 31, 2019, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

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

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company accrued $165,000 in salaries, $25,000 in bonuses, and recognized $139,892 in stock and option-based -based compensation. For the year ended December 31, 2019 the Company has accrued $165,000 in salaries and recognized $160,087 in stock and option-based compensation for Mr. Rhine. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defines a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones are achieved.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 1, 2020 the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company’s Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted. In presenting the information contained in this Item 12, the Company has relied upon publicly available reports of beneficial ownership filed by persons required to do so pursuant to Section 13 of the Exchange Act.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner	Number	Percent (1)(5)

Common Stock

	Clifford L. Neuman (2) 6800 N. 79 th St., Ste. 200 Niwot, CO 80503	991,762	3.62%

	Lance Baller(3) 8480 E. Orchard Rd., Ste. 4900 Greenwood Village, CO 80111	2,510,145	9.16%

	Zvi Rhine(4) 401 E. Ontario St., #2301 Chicago, Ill. 60611	2,402,575	8.56%

	Adam Desmond PO Box 2036 Carbondale, CO 81623	302,823	1.10%

	All Officers and Directors as a Group (4 persons)	6,207,305	22.12%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals’ right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 862,974 shares owned individually; and 128,788 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)	Includes 1,614,654 shares owned individually, 266,156 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,335 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person, but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.

(4)	Includes 1,752,575 shares owned individually which includes warrants exercisable to purchase 50,000 shares and options exercisable to purchase 600,000 shares.

(5)	Based on 27,414,525 shares issued and outstanding on July 1, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following table details the aggregate fees billed to the Company by MaloneBailey, LLP, its current registered independent public accounting firm, for the years ended December 31, 2018 and 2019:

	2018	2019

Audit Fees	$101,186	$115,500
Tax Fees	-	-
All Other Fees	-0-	-0-

Total	$101,186	$115,500

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

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-39 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc. and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc. and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc. and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc. and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P. and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.

(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc. and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release

(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders
(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November, 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.
(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.

(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.
(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.

*	Filed herewith
**	furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2016.
Houston, Texas
July 10, 2020

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Property and Equipment, Net	$36,394,587	$35,885,145
Cash and Cash Equivalents	641,215	1,100,218
Restricted Cash	351,298	206,989
Accounts Receivable, Net	1,188,100	166,696
Investments in Debt Securities	24,387	162,106
Intangible Assets	15,258	-
Goodwill	379,479	-
Prepaid Expenses and Other	883,839	774,733
Total Assets	$39,878,163	$38,295,887

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $493,353 and $507,829, respectively	$36,954,184	$35,571,341
Debt – Related Parties, Net of discount of $0 and $0, respectively	1,025,000	1,025,000
Accounts Payable and Accrued Liabilities	1,241,573	306,437
Accounts Payable – Related Parties	32,156	118,230
Dividends Payable	7,500	7,500
Derivative Liability	-	2,785
Lease Security Deposit	251,100	280,000
Total Liabilities	39,511,513	37,311,293
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,441,040 and 26,804,677 Shares Issued and Outstanding at December 31, 2019 and December 31, 2018, respectively	1,372,052	1,340,234
Additional Paid-In Capital	10,385,417	10,137,148
Accumulated Deficit	(11,962,220)	(11,070,606)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	571,249	1,182,776
Noncontrolling Interests	(204,599)	(198,182)
Total Equity	366,650	984,594
Total Liabilities and Equity	$39,878,163	$38,295,887

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Revenue
Rental Revenue	$3,267,644	$3,507,366
Healthcare Revenue	3,662,344	116,025
Total Revenue	6,929,988	3,623,391
Expenses
General and Administrative	1,298,593	1,178,120
Property Taxes, Insurance and Other Operating	2,760,227	790,954
Provision for Bad Debt	155,833	56,000
Acquisition Costs	62,882	-
Depreciation	1,351,810	1,258,345
Total Expenses	5,629,345	3,283,419
Income from Operations	1,300,643	339,972
Other (Income) Expense
Gain on Warrant Liability	(2,785)	(92,586)
Loss on Extinguishment of Debt	-	276,140
Loss on Extinguishment of Other Liabilities	-	383,514
Gain on Sale of Investments	(1,069)	(193,053)
Interest Income	(56,012)	(29,983)
Gain on Proceeds from Insurance Claim	(158,161)	(134,941)
Loss on Write-Off of Note Receivable	250,000	-
Interest Expense	2,136,701	2,137,887
Total Other (Income) Expense	2,168,674	2,346,978
Net Loss	(868,031)	(2,007,006)
Net Loss Attributable to Noncontrolling Interests	6,417	14,843
Net Loss Attributable to Global Healthcare REIT, Inc.	(861,614)	(1,992,163)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders	$(891,614)	$(2,022,163)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)
Weighted Average Common Shares Outstanding:
Basic	27,282,385	26,913,045
Diluted	27,282,385	26,913,045

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Global Healthcare
	Number		Number		Number		Additional		REIT, Inc.	Non-
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2017	200,500	$401,000	375,000	$375,000	26,300,317	$1,315,016	$9,422,924	$(9,048,443)	$2,465,497	$(183,339)	$2,282,158
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	962,500	48,125	354,267	-	402,392	-	402,392
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Repurchase Common Stock	-	-	-	-	(458,140)	(22,907)	(109,888)	-	(132,795)	-	(132,795)
Warrant Expense for Debt Extinguishment	-	-	-	-	-	-	241,367	-	241,367	-	241,367
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	207,025	-	207,025	-	207,025
Fair value of warrants issued to the placement agent							21,453		21,453		21,453
Net Loss	-	-	-	-	-	-	-	(1,992,163)	(1,992,163)	(14,843)	(2,007,006)
Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594

	Series A Preferred		Series D Preferred						Global
	Stock		Stock		Common Stock				Healthcare
	Number		Number		Number		Additional		REIT, Inc.	Non-
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	636,363	31,818	248,269	-	280,087	-	280,087
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Net Loss	-	-	-	-	-	-	-	(861,614)	(861,614)	(6,417)	(868,031)
Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,385,417	$(11,962,220)	$571,249	$(204,599)	$366,650

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net loss	$(868,031)	$(2,007,006)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	1,324,883	1,258,345
Amortization	163,279	155,011
Provision for Bad Debt	155,833	56,000
(Increase) Decrease in Deferred Rent Receivable	112,035	(127,184)
Stock Based Compensation	280,087	402,392
Loss on Write-off of Note Receivable	250,000	-
Loss on Settlement of Debt	-	383,514
Gain on Sale of Investments	(1,069)	(193,053)
Loss on Extinguishment of Debt	-	276,140
Gain on Derivative Liability	(2,785)	(92,586)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(436,495)	(134,220)
Prepaid Expenses and Other Assets	(326,765)	4,883
Accounts Payable and Accrued Liabilities	246,849	125,952
Lease Security Deposit	(28,900)	-
Cash Provided by Operating Activities	868,921	108,188

Cash Flows From Investing Activities:
Issuance of Note Receivable	(143,666)	(106,334)
Purchase of Investments in Debt Securities	(12,353)	-
Proceeds from Sale of Investments in Debt Securities	151,141	274,416
Net Cash Paid in SHR Operating Assets Acquisition	(734,169)	-
Capital Expenditures for Property and Equipment	(1,668,867)	(763,258)
Cash Used in Investing Activities	(2,407,914)	(595,176)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	1,801,718	2,053,384
Payments on Debt , Non-Related Party	(538,534)	(465,704)
Cash Paid for Bond Retirement and Accrued Interest	-	(559,158)
Deferred Loan Costs Paid	(8,885)	(43,680)
Dividends Paid on Preferred Stock	(30,000)	(30,000)
Repurchases of Common Stock	-	(132,795)
Cash Provided by Financing Activities	1,224,299	822,047

Net Increase (Decrease) in cash	(314,694)	335,059
Cash and Cash Equivalents and Restricted Cash at Beginning of the Year	1,307,207	972,148
Cash and Cash Equivalents and Restricted Cash at End of the Year	$992,513	$1,307,207
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$2,021,218	$1,875,753
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalent	$641,215	$1,100,218
Restricted Cash	351,298	206,989
Total Cash and Cash Equivalent and Restricted Cash	$992,513	$1,307,207
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$30,000	$30,000
Fair Value of Warrants Issued to Placement Agent	$-	$21,453
Relative Fair Value of Warrants Issued with Senior Secured Promissory Notes	$-	$207,025
Offers Financed by Line of Credit to Settle Bonds Payable	$-	$4,560,010
Net Assets Acquired by Payable in SHR Operating Assets Acquisition	$176,000	$-

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of December 31, 2019, the Company owned eleven healthcare properties which are operated internally as well as leased to third-party operators under triple-net operating terms.

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

There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. For the year ended December 31, 2019, the Company did not have any variable interest entities for which it is the primary beneficiary.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Reclassification adjustments include amounts reclassified to Gain on Proceeds from Insurance Claim and Provision for Bad Debt that were presented in General and Administrative Expenses in previous period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2019	2018

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	$351,298	$206,989

	$351,298	$206,989

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2019 and 2018 were $108,356 and $741,197, respectively. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2019 and 2018, deferred loan costs paid in cash totaled $8,885 and $43,680, respectively. Amortization expense for the years ended December 31, 2019 and 2018 totaled $136,352 and $155,011, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

The Company recorded Goodwill as a result of a business acquisition in December 2019. During the year ended December 31, 2019, the Company recorded no impairment of Goodwill.

Intangible Assets

As part of the acquisition of the operations at Southern Hills Rehab Center, LLC (“SHR”), the Company recognized certain intangible assets related to the potential net income from the existing patients in the facility. The Company estimated the value of these contracts to be $42,185 based on historical net revenues and census information provided by the seller. The asset will be depreciated on a straight-line basis over 47 days, starting from December 1, 2019. Accordingly, the Company recognized depreciation expenses of $26,927, and net intangible assets of 15,258 as of December 31, 2019.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $553,272 and $665,307 as of December 31, 2019 and 2018, respectively. Adjustments to reflect rental income on a straight-line basis totaled $112,035 and $127,184 for the years ended December 31, 2019 and 2018, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2019 and 2018, there were no deferred lease incentives recorded.

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

For our Nursing Home Operations in Abbeville, the adoption of ASU 2014-09 resulted in changes to Abbeville’s presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of Glen Eagle’s provision for doubtful accounts would have related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. ASU 2014-09 is already in place in subsequent acquisitions.

Under ASU 2014-09 and in accordance with FASB ASC 606-10-05-4, an entity recognizes revenue in accordance with that core principle by applying the following steps:

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. As of December 31, 2019, the Company had 2,598,130 common stock warrants outstanding, which could be converted into 2,598,130 shares of common stock; 200,500 shares of Series A Preferred Stock outstanding, which could be converted into 200,500 shares of common stock; and 375,000 shares of Series D Preferred Stock outstanding, which could be converted into 375,000 shares of common stock. As of December 31, 2018, the Company had 3,142,586 common stock warrants outstanding, which could be converted into 3,142,586 shares of common stock; 200,500 shares of Series A Preferred Stock outstanding, which could be converted into 200,500 shares of commons stock; and 375,000 shares of Series D Preferred Stock outstanding, which could be converted into 375,000 shares of common stock.

The following table details the calculation of the weighted average number of common shares and dilutive common shares used in diluted loss per share as of December 31:

	2019	2018

Weighted Average Number of Common Shares Used in
Basic Loss Per Share	27,282,385	26,913,045

Effect of Dilutive Securities:
Common Stock Warrants	-	-
Convertible Preferred Stock	-	-

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Diluted Loss Per Share	27,282,385	26,913,045

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

For the year ended December 31, 2019, the Company incurred a net loss of $868,031 and has an accumulated deficit of $11,962,220. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INVESTMENTS IN DEBT SECURITIES

At December 31, 2019 and 2018, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	December 31, 2019	December 31, 2018

States and Municipalities	$24,387	$162,106

Contractual maturities of held-to-maturity securities at December 31, 2019 are as follows:

Net Carrying Amount

Due in One Year or Less	$24,387

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had net cash proceeds from the sale of investment in debt securities during 2019 of $151,141, a gain of $1,069 on sale of investment in debt securities, and used $12,353 cash in the purchase of investment in debt securities.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Land	$1,597,500	$1,597,500
Land Improvements	242,000	200,000
Buildings and Improvements	38,362,127	36,076,632
Furniture, Fixtures and Equipment	1,707,925	1,469,976
Construction in Progress	3,185,068	3,916,187

	45,094,620	43,260,295
Less Accumulated Depreciation	(7,140,033)	(5,815,150)
Less Impairment	(1,560,000)	(1,560,000)

	$36,394,587	$35,885,145

Depreciation Expense (excluding Intangible Assets)	$1,324,883	$1,258,345

Cash Paid for Capital Expenditures	$1,668,867	$763,258

We completed approximately $1.0 million in renovations at the Abbeville facility and achieved recertification on October 12, 2018. As such, we have commenced full scale operations at the facility.

5. Notes receivable

Note Receivable – Receiver for Healthcare Management of Oklahoma, LLC

On May 10, 2016, the Company obtained a Court Order appointing a receiver to control and operate the skilled nursing facility in Southern Hills, Tulsa. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. The transition to the receiver was part of a turnaround effort to restore viable operations at the facility. The Court ordered the Company to provide the receiver a revolving line of credit not to exceed $250,000 of which the Company advanced $150,000 during 2016. The receiver was to repay the revolving unsecured line of credit from the operation or sale of the facility or other sources. The Company determined the note as no longer being collectible based on the ability to repay and recorded bad debt expense of $150,000 in the consolidated statements of operations for the year ended December 31, 2016. During November 2017, the Company made a short-term loan in the amount of $84,000 to the operator with the understanding that it would be repaid immediately; the loan was repaid during 2018.

The Company purchased a $750,000 note from F&M Bank on August 6, 2019, as part of a Receivership certificate in our Southern Hills SNF, for $694,609 paid to F&M bank and $55,391 paid to the Receiver. The maturity date of the note is February 7, 2018 and carried an interest rate of 6.75% as of December 31, 2018 (prime rate +2%). The note is past its maturity date and is in default. This purchase was made to facilitate the termination of the Receivership and transfer of the HMO assets and operations, subject to the approval of the Oklahoma Department of Health, to Southern Hills Rehab Center, LLC, a wholly-owned subsidiary of the Company. On December 1, 2019, this note receivable was written-off as consideration to the receiver for acquisition of the assets and operations of Southern Hills Rehabilitation Center.

Note Receivable: Accounts Receivable Line of Credit (“ARLOC”) – Infinity Health Interests, LLC

As part of the transition to a new tenant at High Street Nursing facility, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to an affiliate of Infinity Health Interests, LLC (“Infinity”) in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. As of December 31, 2018 the Company had loaned $106,334 to Infinity under this agreement and during the year ended December 31, 2019 loaned another $143,666 to bring the balance of the ARLOC to $250,000. During the year ended December 31, 2019, the Company determined the it was unlikely the amount due on the ARLOC would be collected and wrote-off the balance, recording a bad debt expense of $250,000.

6. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2019 and 2018:

	2019	2018

Senior Secured Promissory Notes	$1,485,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	875,000	875,000
Fixed-Rate Mortgage Loans	22,427,949	21,049,981
Variable-Rate Mortgage Loans	4,618,006	4,618,006
Line of Credit, Senior Secured	7,230,582	7,240,183
Other Debt, Subordinated Secured	1,386,000	1,386,000
Other Debt, Subordinated Secured – Related Parties	150,000	150,000
	38,472,537	37,104,170

Premium, Unamortized Discount and Debt Issuance Costs	(493,353)	(507,829)

	$37,979,184	$36,596,341

As presented in the Consolidated Balance Sheets:

Debt, Net	$36,954,184	$35,571,341

Debt - Related Parties, Net	$1,025,000	$1,025,000

	$37,979,184	$36,596,341

Corporate Senior and Senior Secured Promissory Notes

From November through December 2016, the Company undertook a private offering of its 10% Senior Secured Promissory Notes. The notes are secured by all assets of the Company not serving as collateral for other notes. As of December 31, 2016, $600,000 of the notes had been issued of which $450,000 were issued to the directors of the Company or entities or persons affiliated with these directors. The notes initially bore interest at a rate of 10% payable monthly with principal and unpaid interest due at maturity, originally January 13, 2018. The notes were issued with warrants to purchase 600,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. All Series 2016 notes were retired prior to 2019.

In 2017, an additional $600,000 in notes were sold and issued, of which $425,000 were to related parties. At December 31, 2017, there were an aggregate of $1.2 million outstanding in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date, $225,000 of which occurred in 2018. During 2018, among the $225,000 senior secured notes that were extended to December 31, 2018, $125,000 were to related parties. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018, 225,000 warrants of which occurred in 2018. As of December 31, 2019 the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default. Subsequently, $100,000 notes were exchanged in January 2020, and $25,000 remained in default.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in October 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $.75 per share. The warrants have a cashless exercise provision. All notes remain outstanding as of December 31, 2019.

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years (October 31, 2021) and one Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600, and issued 111,000 warrants to the Placement Agent with $21,453 of the fair value of the warrants recorded as loan cost. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. During 2018, among the $1.075 million senior secured notes that were extended to October 31, 2021 by virtue of the exchange, $875,000 were to related parties. In January 2020 the Company exchanged $100,000 of older 10% notes for 11% Senior Secured Promissory Notes with a maturity date of October 31, 2021. Of the older notes, $25,000 remain outstanding and in default. Subsequent to December 31, 2019, the Company sold an additional $160,000 in 11% Senior Secured Notes due in 2021.

The value of the warrants issued to the note holders was calculated using the Black-Scholes pricing model using the following significant assumptions:

December 31, 2018

Volatility	122% - 123%
Risk-free Interest Rate	2.76% - 2.94%
Exercise Price	$0.50
Fair Value of Common Stock	$ 0.30 - $0.35
Expected Life	2.9 – 3 years

The Company did not issue any warrants during the year ended December 31, 2019. During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new ones in connection with its note offerings. As a result of the modification the Company recognized a loss on extinguishment of $248,346. As of December 31, 2019, the unamortized balance of discount on notes was $111,236, which compares to the balance of $184,013 as of December 31, 2018. Amortization expense was $72,777 and $93,138 for the years ended December 31, 2019 and December 31, 2018, respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

				Stated
	Face	Principal Outstanding at		Interest	Maturity
Property	Amount	December 31, 2019	December 31, 2018	Rate	Date

Southern Hills Retirement Center Line of Credit (1)(2)	$7,227,074	$7,230,582	$7,119,743	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,451,593	3,561,461	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,286,237	4,390,082	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,739,942	2,287,323	3.73% Fixed	July 1, 2049
Edwards Redeemer Health & Rehab (6)	2,065,804	2,074,958	2,138,128	4.75% Fixed	June 29, 2021
Glen Eagle Health & Rehab (7)	3,119,214	3,083,006	2,761,250	5.50% Fixed	May 25, 2021
Glen Eagle Health & Rehab Line of Credit(1)(7)	400,000	-	120,440	6.50% Fixed	September 30, 2019
Providence of Sparta Nursing Home (8)	3,039,300	2,923,013	2,975,337	3.88% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,869,200	2,936,400	6.00% Fixed	October 30, 2022
GL Nursing Home (10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037

		$34,276,537	$32,908,170

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).
(2)

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit, and as of December 31, 2018, a total of $7,119,743 was drawn under the Line of Credit.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and subsequently was changed to 4.75%. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times in three month increments initially from April 30, 2018 to May 5, 2020, and subsequently to June 18, 2023 with a principal amount of $7,227,074. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for its Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021.
(4)	The maturity for the loan at Goodwill Nursing was extended to April 12, 2025 in June 2020.
(5)	The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was subsequently refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the year ended December 31, 2019, amortization expense related to loan costs of the prior loan totaled $8,885 and amortization expense related to loan costs for the new loan, which began in July 2019, totaled $2,176.
(6)	The maturity for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020.
(7)	Amortization expense related to loan costs of this loan totaled $874 for the year ended December 31, 2019. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. As of December 31, 2018 the Company had drawn $120,440 on the line. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.
(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $4,984 for the year ended December 31, 2019.
(9)	Amortization expense related to loan costs of this loan totaled $9,303 for the year ended December 31, 2019. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of December 31, 2019, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of December 31, 2019, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is dealing with the lender.

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

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2019 and 2018 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	December 31, 2019	December 31, 2018	Rate	Date

Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. Of the $1,536,000 outstanding, $150,000 is owed to related parties. The Company has not repaid or renewed the note subsequent to December 31, 2019 and it is technically in default.

For the years ended December 31, 2019 and 2018, the Company received proceeds from the issuance of debt of $1,801,718 and $2,053,384, respectively. Cash payments on debt totaled $538,534 and $465,704 for the years ended December 31, 2019 and 2018, respectively.

Our corporate debt at December 31, 2019 and December 31, 2018 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at		Stated
Series	Face Amount	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date

10% Senior Secured Promissory Note(1)	$25,000	$25,000	$125,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes(1)	1,460,000	1,460,000	1,360,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes- Related Party	875,000	875,000	875,000	11.0% Fixed	October 31, 2021

		$2,660,000	$2,660,000

As of December 31, 2019, the Company had not renewed or repaid $25,000 in 10% Senior Secured Promissory Notes with a maturity date of December 31, 2018, and those notes were technically in default. Subsequent to December 31, 2019 the Company exchanged $100,000 of the 10% Senior Secured Promissory Notes for 11% Senior Secured Promissory Notes with a maturity date of October 31, 2021.

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2020	$26,271,344	(1)
2021	5,803,431
2022	140,332
2023	145,757
2024	151,391
2025 and after	5,960,282

	$38,472,537

(1)	Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at GL Nursing Home, Meadowview and Abbeville have such covenants which were in technical non-compliance at December 31, 2019, but the Company believes that its relationships with these lenders is good.

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

As of December 31, 2019 and 2018, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2019 and 2018, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2019 and 2018, the Company declared $30,000 in preferred dividends. During the years ended December 31, 2019 and 2018, the Company paid $30,000 and $30,000, respectively, for Series D preferred stock dividends. $7,500 were accrued as of December 31, 2019 and will be paid in 2020; $7,500 were accrued as of December 31, 2018 and were paid in 2019.

Common Stock

The Company issued 636,363 shares of common stock to directors and executive officers for compensation during 2019, compared to 962,500 during 2018. The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance.

Under the Company’s stock repurchase program approved by the Board in July 2018, in November 2018 the Company completed repurchases of 458,140 shares of Common Stock for $132,795 in privately negotiated transactions.

For the years ended December 31, 2019 and 2018, the Company did not pay dividends on common stock.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2019	2018

Outstanding Non-Vested Restricted Stock Units, Beginning	150,000	-
Granted	636,363	962,500
Vested	(711,363)	(812,500)

Outstanding Non-Vested Restricted Stock Units, Ending	75,000	150,000

In connection with director restricted stock grants, the Company recognized stock-based compensation of $280,087 and $402,392 for the years ended December 31, 2019 and 2018, respectively.

Common Stock Warrants

As of December 31, 2019 and 2018, the Company had 2,598,130 and 3,142,586, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.54 and $0.60, respectively. Activity for the years ended December 31, 2019 and 2018 related to common stock warrants follows:

	2019		2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	3,142,586	$0.60	2,269,596	$0.80
Issued	-	-	2,346,000	0.27
Cancelled	-	-	(1,075,000)	0.75
Expired	(544,456)	0.88	(398,010)	0.68

Ending Balance	2,598,130	$0.54	3,142,586	$0.60

As more fully disclosed in Note 6, during the year ended December 31, 2018, the Company issued 2,346,000 warrants in connection with a private offering of its 11% Senior Secured Notes. The weighted average remaining contractual life of all outstanding warrants is 1.81 years as of December 31, 2019.

The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2019 and 2018 was $0 and $0, respectively.

Common Stock Options

As of December 31, 2019 and December 31, 2018, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36. During the years ended December 31, 2019 and 2018, no options expired. The aggregate intrinsic value of the common stock options outstanding at December 31, 2019 was $0.

8. RELATED PARTIES

Mr. Neuman provides office space for the Company’s Controller at no charge. As of December 31, 2019 and December 31, 2018, the Company owed Mr. Neuman for legal services rendered $32,156 and $118,230, respectively.

Creative Cyberweb developed and maintains the Company’s website and is affiliated with CFO Zvi Rhine’s family. The ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months and approved an annual grant to each of its six Directors of 93,750 shares, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $180,000 for the year ended December 31, 2018. In March 2019, the Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In July 2019, the Board approved a pro-rated annual grant to two of its Directors without other compensation plans restricted stock awards of 90,909 shares in aggregate, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $120,000 and $180,000 for the year ended December 31, 2019 and 2018, respectively.

In May 2018, the Company approved a compensation agreement for CFO Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company accrued $165,000 in salaries and recognized $139,892 in stock-based compensation. For the year ended December 31, 2019 the Company has accrued $165,000 in salaries and recognized $120,000 in stock-based compensation for Directors and $160,087 in stock-based and option-based compensation for Mr. Rhine. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defines a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones are achieved.

On September 6, 2018, a stock-based compensation grant was made to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 250,000 shares of common stock valued at $0.33 per share for a total value of $82,500.

During 2018 the management company involved with the Abbeville facility incurred $15,617 of expenses that are reimbursable by the Company, and the Company accrued $15,617 of liabilities presented net of “other assets” on the balance sheet.

9. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option, if any
Eastman(2)	$60,000	October 31, 2022	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (3)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer(4)	$48,728	October 31, 2022	Term may be extended for one additional five-year term.
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview(5)	$-	September 30, 2023	Term may be extended for one additional five-year term.
GL Nursing (6)	$-	-	None
Glen Eagle (7)	$-	-	None
Southern Hills SNF (8)	$-	-	Term may be extended for two additional five-year terms.
Southern Hills ALF (9)	$-	-	None
Southern Hills ILF (10)	$-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	On October 18, 2019, the Company terminated the lease at its Eastman property. A Receivership was appointed to assume the operations of the facility. The Company has not included rental revenues in its future forecasts and will not until rents are paid consistently for this facility.
(3)	In January 2016, the Goodwill facility was closed by Georgia regulators and all residents were removed. We subsequently entered into a ten-year operating lease covering Goodwill. After investing approximately $2.0 million in capital improvements in the property, the lease operator obtained all regulatory approvals and began admitting patients in December 2016. The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(4)	Cadence informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. The renovations are expected to take up to 12 months.
(5)	The lease was generating $33,000 in monthly gross rent; however, the operator experienced adverse results in late 2017 and throughout 2018. In April 2018 the Company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease is structured with a lower base rent component than the prior operator but also includes occupancy-based escalators that will better align facility operations with future rental payments. The Company did not receive any cash rent for the facility in 2019 and has not recorded any rental revenues or receivables for this facility. The Company has not included rental revenues in its future forecasts and will not until rents are paid consistently for this facility.
(6)	Effective January 1, 2016, the GL Nursing facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator. The lease term was to commence at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. Prior to the end of the straddle period, the lease operator informed the Company that it would vacate the facility. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in March 2018 under an OTA. We do not expect the facility to generate any future revenue for the Company.

(7)	The Company entered into a management agreement with Cadence Healthcare Solutions to operate Glen Eagle after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and started collecting revenues from Medicare and Medicaid in April 2019. On October 17, 2019, the Company terminated its management with Cadence Healthcare Solutions and is currently operating the building independently.
(8)	Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company. In May 2019 the lease expired, and in July 2019 the facility was leased to Southern Hills Rehab Center LLC, a wholly owned subsidiary of the Company, to conduct operations. The approval of the transfer of the Certificates of Need and appropriate licenses to operate the facility was granted on December 1, 2019.The Company is currently operating the building independently.
(9)	The Company plans to operate the Southern Hills ALF independently once construction is complete and a state license is secured.
(10)	The Company has been operating the Southern Hills Independent Living Facility (ILF) directly since September 2019. The facility does not provide healthcare services. It consists of private one- and two-bedroom units leased separately to individual tenants.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills SNF, ALF and ILF.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Edwards Redeemer, Southern Tulsa SNF and Southern Tulsa ALF and ILF due to properties being independently operated, and GL Nursing):

Years

2020	$1,732,632
2021	1,764,942
2022	1,796,400
2023	1,828,480
2024	1,860,867
2025 and Thereafter	3,223,628

$12,206,949

10. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 2000 through 2019 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31:

	2019	2018

Statutory Federal Income Tax Rate	21%	21%
Warrant Liability	21	21
Effect of Valuation Allowance on Deferred Tax Assets	(21)	(21)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31 are as follows:

	2019	2018
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,742,283	$2,730,949
Capital Loss Carryforward	-	-
Impairment Loss on Long Term Assets	327,600	327,600
Goodwill Impairment	595,154	595,154
Stock Based Compensation	428,408	369,590
Acquisition Costs	124,304	111,099
Other	254,832	147,552

	4,472,581	4,281,944
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(352,701)	(313,848)
Other	(107,944)	(26,709)

	(1,480,645)	(1,360,557)

Valuation Allowance	(2,991,936)	(2,921,387)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2019 and 2018 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $12.6 million prior to the expiration of the net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2019 approximated $465,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2019.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2019, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are summarized below:

		Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Investment in Debt Securities	24,387	24,387	-	-

Fair Value at December 31, 2019	$24,387	$24,387	$-	$-

Warrant Liability	$2,785	$-	$-	$2,785
Investment in Debt Securities	162,106	162,106	-	-

Fair Value at December 31, 2018	$164,891	$162,106	$-	$2,785

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

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the years ended December 31:

	2019	2018

Beginning Balance January 1	$2,785	$95,371

Change in Fair Value of Warrant Liability	(2,785)	(92,586)

Ending Balance, December 31	$-	$2,785

The significant assumptions used in the Black-Scholes option pricing model as of December 31, 2019 and 2018 include the following:

	December 31, 2019	December 31, 2018

Volatility	-%	63.58% - 91.93%
Risk-free Interest Rate	-%	2.36% - 2.59%
Exercise Price	$-	$0.75 - $1.37
Fair Value of Common Stock	$-	$0.33
Expected Life	-	0.45 – 0.99 years

12. GOODWILL

On August 5, 2019, Southern Hills Rehab Center, LLC (“SHR”), a wholly-owned subsidiary of the Company, entered into an Operations Transfer Agreement (the “OTA”) with C. David Rhoades, Court-Appointed Receiver (the “Receiver”). Pursuant to terms of the OTA, SHR purchased the Operating Assets (as defined in the OTA) of Southern Hills Rehabilitation Center in Tulsa, Oklahoma (“Southern Hills”) from the Receiver on December 1, 2019, the date on which SHR completed licensing for Southern Hills. The purchase of the Operating Assets was accounted for as a business combination in accordance with ASC 805, “Business Combinations”. The goodwill of $379,479 arising from the acquisition was assigned to the Company’s Healthcare Services segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration
Write-off of note receivable from the Receiver	$750,000
Cash (to be paid subsequent to December 31, 2019 in equal monthly installments of $8,000 over 22 months)	176,000
Cash (paid in advance)	24,000
Total consideration	950,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and Cash Equivalents	39,831
Accounts Receivable	740,742
Property and Equipment	165,458
Prepaid Expenses and Other	710
Intangible Assets	42,185
Accounts Payable and Accrued Liabilities	(418,405)
Total identifiable net assets	570,521

Goodwill	$379,479

Acquisition-related costs (included in the Company’s consolidated statement of operations for the year ended December 31, 2019)	$62,882

The amounts of SHR’s revenue and earnings included in the Company’s consolidated statement of operations for the year ended December 31, 2019, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2018 are as follows:

	Revenue	Net Income (Loss)
Actual from December 1, 2019 to December 31, 2019	$526,787	$(6,275)
2019 supplemental pro forma from January 1, 2019 to December 31, 2019	13,005,638	(529,990)
2018 supplemental pro forma from January 1, 2018 to December 31, 2018	10,245,589	(1,450,934)

13. SEGMENT REPORTING

The Company had two primary reporting segments during the years ended December 31, 2019 and 2018, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $4,654,845 and $35,223,318, respectively, as of December 31, 2019 and $2,857,525 and $35,438,362, respectively, as of December 31, 2018.

	Statements of Operations Items for the Year Ended
	December 31, 2019			December 31, 2018
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$3,267,644	$-	$3,267,644	$3,507,366	$-	$3,507,366
Healthcare Revenue	-	3,662,344	3,662,344	-	116,025	116,025
Total Revenue	3,267,644	3,662,344	6,929,988	3,507,366	116,025	3,623,391
Expenses
General and Administrative	820,822	477,771	1,298,593	946,039	232,081	1,178,120
Property Taxes, Insurance and Other Operating	203,854	2,556,373	2,760,227	199,070	591,884	790,954
Provision for bad debt	152,224	3,609	155,833	56,000	-	56,000
Acquisition Costs	24,073	38,809	62,882	-	-	-
Depreciation	1,197,402	154,408	1,351,810	1,150,445	107,900	1,258,345
Total Expenses	2,398,375	3,230,970	5,629,345	2,351,554	931,865	3,283,419
Income (Loss) from Operations	869,269	431,374	1,300,643	1,155,812	(815,840)	339,972
Other (Income) Expense
Gain on Warrant Liability	(2,785)	-	(2,785)	(92,586)	-	(92,586)
(Gain) Loss on Extinguishment of Debt	-	-	-	631,860	27,794	659,654
Gain on Sale of Investments	(1,069)	-	(1,069)	(193,053)	-	(193,053)
Gain on Proceeds from Insurance Claim	(158,161)	-	(158,161)	(134,941)	-	(134,941)
Loss on write-off of note receivable	250,000	-	250,000
Interest Income	(56,012)	-	(56,012)	(29,983)	-	(29,983)
Interest Expense	1,959,853	176,848	2,136,701	1,980,753	157,134	2,137,887
Total Other (Income) Expense	1,991,826	176,848	2,168,674	2,162,050	184,928	2,346,978
Net Income (Loss)	(1,122,557)	254,526	(868,031)	(1,006,238)	(1,000,768)	(2,007,006)
Net Loss Attributable to Noncontrolling Interests	6,417	-	6,417	14,843	-	14,843
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(1,116,140)	$254,526	$(861,614)	$(991,395)	$(1,000,768)	$(1,992,163)

14. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries are or were involved in the following litigation:

Bailey v. GL Nursing, LLC, et. al in the Circuit Court of Lonoke County, Arkansas, 23rd Circuit, 43CV-19-151.

In April 2019, the Company’s wholly-owned subsidiary was named as a co-defendant in the action arising out of a claimed personal injury suffered by the plaintiff while a resident of the skilled nursing home owned, but not operated, by GL Nursing. As of this date, we have engaged legal counsel, but no further information is known regarding the merits of the claim. After initial inquiry, it does not appear that the lease operator of the facility had in effect general liability insurance covering the GL Nursing, as landlord, as required by the operating lease.

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

Southern Tulsa, LLC v. Healthcare Management of Oklahoma, LLC, District Court of Tulsa County, State of Oklahoma, Case No. CJ – 2016- 01781.

This matter was brought by us to have the appointment of a Receiver for the Southern Tulsa SNF and to recover damages from our former operator at that facility. The Court ordered the appointment of a Receiver effective May 10, 2016. Other claims and matters have been dismissed. The Company entered into an agreement with the Receiver to assign operations and assets to a subsidiary of the Company and discharge the Receiver. The transition and discharge were effective December 2019.

Thomas v. Edwards Redeemer Property Holdings, LLC, et.al., District Court for Oklahoma County, Oklahoma, Case No. CJ 2016-2160.

This action arises from a personal injury claim brought by heirs of a former resident of our Edwards Redeemer facility, filed in April 2016. We are entitled to indemnification from the lease operator and should be covered under the lease operator’s general liability policy. As we are not the operators of the facility and believe we have indemnity coverage, we believe we have no exposure. The lease operator’s insurance carrier is providing a defense and indemnity and, as a result, we believe the likelihood of a material adverse result is remote.

Edwards Redeemer Property Holdings LLC v. Edwards Redeemer Healthcare & Rehab, LLC, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-19-5883.

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. Other claims against the former operator are pending.

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court will oversee the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations in light of the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. On January 15, 2020, the Receiver filed a Motion for the Court to authorize the Receiver to negotiate an Operations Transfer Agreement with the Company, which Motion was granted.

Village of Seville v. High Street Nursing, LLC, Wadsworth Municipal Court, State of Ohio, Case No 20-CRB-58.

This is an action filed March 2020 for sanctions against our subsidiary arising from a claimed nuisance activity (assaults on patients) at the skilled nursing facility. As we lease the facility to an operator, we have retained an attorney and entered a plea of Not Guilty. We are the landlord and don’t believe we have any liability in this matter. The action was subsequently dismissed without prejudice.

Cadence Healthcare Solutions, LLC.

We received a demand letter in February 2020 from an attorney representing Cadence Healthcare Solutions, LLC (“Cadence”) claiming unpaid management fees incurred at our Glen Eagle Healthcare facility in Abbeville, Georgia. Cadence is the same manager that is involved in the matters related to Edwards Redeemer in Oklahoma City and Eastman in Eastman, Georgia, as Cadence was the manager in all three facilities until it was terminated in Q4 2019. We believe we have significant defenses and offsets to this claim and intend to defend vigorously.

15. SUBSEQUENT EVENTS

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the offering period of its 2018 Offering of 11% Senior Secured Notes (the “Offering”). The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors.

Effective January 28, 2020 the Company exchanged $100,000 of 10% Senior Secured Promissory Notes with a maturity date of December 31, 2018 for $100,000 of 11% Senior Secured Promissory Notes with a maturity date of October 31, 2021. The exchange of note was accompanied by the issuance of 100,000 warrants for the purchase of company stock at $0.50, expiring October 31, 2021.

In January 2020, the Board of Directors approved an amendment to the Director Compensation Plan to provide that the annual $30,000 fee to non-employee directors would be paid proportionately at the end of each fiscal quarter 50% in cash and 50% in stock with the stock valued at the end of each quarter.

The Company completed the sale of an aggregate of $160,000 of its 11% Senior Secured Notes (“Note”), $60,000 effective February 5, 2020 and $100,000 effective March 3, 2020. The purchase price for the Notes is equal to the principal amount of the Notes. The Notes accrue interest at the rate of 11% per annum, payable monthly, and mature in October 2021. No fees or commissions were paid on the sale of the Notes. The notes were accompanied by the issuance of an aggregate of 160,000 warrants for the purchase of Company stock at $0.50, expiring October 31, 2021.The proceeds will be used for general working capital.

On February 11, 2020, former Director John Downs returned 26,515 shares granted but not vested prior to his resignation from the Board of Directors. The shares had been granted under the Company’s compensation plan.

Effective March 2, 2020, the Company, through its wholly-owned subsidiary, Global Quapaw, LLC (“Quapaw”), completed the acquisition of an 86-licensed bed, long-term care facility known as Higher Call Nursing Center (“Higher Call”) located in Quapaw, Oklahoma for the purchase price of $1,300,000. Quapaw has entered into an Operating Lease Agreement with Global Higher Call Nursing, LLC, a wholly-owned subsidiary of the Company, as lessee, to be the Operator of the facility. The acquisition represents the consummation of an Asset Purchase Agreement dated October 21, 2019 between Higher Call Nursing Center, Inc., as Seller, and Quapaw, as Buyer.

In connection with the acquisition of Higher Call, the Company entered into two credit facilities, summarized as follows:

The Company entered into a senior loan agreement with Security Bank in the principal amount of $1.0 million (the “Senior Loan”). The Senior Loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The Senior Loan matures in 2040. The Senior Loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents (“Mortgage”) covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets.

The Company also executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 (the “Seller Note”). The Seller Note accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest, and matures in April 2024. The Seller Note is secured by a Corporate Guaranty of Global.

The Company is in the process of gathering relevant information needed to complete the initial accounting of the acquisition. As a result, the initial accounting for the acquisition is incomplete and, therefore, the Company is unable to disclose the information required by ASC 805, “Business Combinations”.

On April 20, 2020, the Company through its subsidiaries received a loan of $574,975 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act.

On July 2nd, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA will be effective as of the date that Global Eastman, LLC secures an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and select critical liabilities associated with the prior operator.

As of June 30th, 2020, the Company purchased from former GWH Investors, LLC $402,000 of interest in the note issued to its partly-owned subsidiary Goodwill Hunting, LLC for an equal amount of cash. The notes matured on December 31, 2019 and were in default. The Company will recognize a gain from elimination of the premium owed to the note holders. The notes cannot be retired until all interests are repaid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: July 10, 2020	By:	/s/ Lance Baller
Lance Baller
Interim CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lance Baller
Lance Baller	Interim CEO (Principal Executive Officer)	July 10, 2020

/s/ Zvi Rhine
Zvi Rhine	Chief Financial Officer (Principal Accounting Officer )	July 10, 2020

/s/ Adam Desmond
Adam Desmond	Director	July 10, 2020

/s/ Clifford L. Neuman
Clifford L. Neuman	Director	July 10, 2020

44