Form 10-Q
period 2020-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2020-10-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from_______ to ______

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

6800 N. 79th St., Ste. 200, Niwot, CO 80503	80503
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 449-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	NA	NA

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

Yes [  ] No [X]

As of October 14, 2020, the Registrant had 26,971,094 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(UNAUDITED)
ASSETS
Property and Equipment, Net	$37,376,050	$36,394,587
Cash and Cash Equivalents	854,834	641,215
Restricted Cash	383,760	351,298
Accounts Receivable, Net	1,429,063	1,188,100
Investments in Debt Securities	24,387	24,387
Intangible Assets	-	15,258
Goodwill	379,479	379,479
Prepaid Expenses and Other	653,443	883,839
Total Assets	$41,101,016	$39,878,163

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $462,162 and $493,353, respectively	$38,122,480	$36,954,184
Debt – Related Parties, Net of discount of $6,160 and $0, respectively	1,118,840	1,025,000
Accounts Payable and Accrued Liabilities	1,158,377	1,241,573
Accounts Payable – Related Parties	-	32,156
Dividends Payable	7,500	7,500
Lease Security Deposit	252,100	251,100
Total Liabilities	40,659,297	39,511,513
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,441,040 and 27,441,040 Shares Issued and Outstanding at March 31, 2020 and December 31, 2019, respectively	1,372,052	1,372,052
Additional Paid-In Capital	10,405,179	10,385,417
Accumulated Deficit	(11,908,620)	(11,962,220)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	644,611	571,249
Noncontrolling Interests	(202,892)	(204,599)
Total Equity	441,719	366,650
Total Liabilities and Equity	$41,101,016	$39,878,163

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Revenue
Rental Revenue	$521,012	$895,288
Healthcare Revenue	3,330,589	379,791
Total Revenue	3,851,601	1,275,079
Expenses
General and Administrative	343,063	193,479
Property Taxes, Insurance and Other Operating	2,331,744	349,188
Provision for Bad Debts	206,608	-
Acquisition Costs	14,891	-
Depreciation	387,218	322,925
Total Expenses	3,283,524	865,592
Income from Operations	568,077	409,487
Other (Income) Expense
Gain on Warrant Liability	-	(103)
Gain on Sale of Investments	-	(1,069)
Gain on Proceeds from Insurance Claim	-	(270,264)
Interest Income	-	(5,467)
Interest Expense	505,270	526,235
Total Other (Income) Expense	505,270	249,332
Net Income	62,807	160,155
Net (Income) Loss Attributable to Noncontrolling Interests	(1,707)	4,141
Net Income Attributable to Global Healthcare REIT, Inc.	61,100	164,296
Series D Preferred Dividends	(7,500)	(7,500)
Net Income Attributable to Common Stockholders	$53,600	$156,796
Per Share Data:
Net Income per Share Attributable to Common Stockholders:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted Average Common Shares Outstanding:
Basic	27,441,040	26,895,586
Diluted	27,441,040	26,895,586

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,385,417	$(11,962,220)	$571,249	$(204,599)	$366,650
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	19,762	-	19,762	-	19,762
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	61,100	61,100	1,707	62,807
Balance, March 31, 2020	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,405,179	$(11,908,620)	$644,611	$(202,892)	$441,719

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards	-	-	-	-	272,727	13,636	36,893	-	50,529	-	50,529
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Loss	-	-	-	-	-	-	-	164,296	164,296	(4,141)	160,155
Balance, March 31, 2019	200,500	$401,000	375,000	$375,000	27,077,404	$1,353,870	$10,174,041	$(10,913,810)	$1,390,101	$(202,323)	$1,187,778

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net Income	$62,807	$160,155
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	387,218	322,925
Amortization of Deferred Loan Costs and Debt Discount	44,793	33,124
Provision for Bad Debt	206,608	-
Stock Based Compensation	-	50,529
Gain on Sale of Investments	-	(1,069)
Gain on Derivative Liability	-	(103)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(447,571)	(268,963)
Prepaid Expenses and Other Assets	126,038	38,085
Deferred Rent Receivable	(13,142)	(22,089)
Accounts Payable and Accrued Liabilities	(115,327)	(46,455)
Lease Security Deposits	1,000	-
Cash Provided by Operating Activities	252,424	266,139

Cash Flows From Investing Activities:
Issuance of Note Receivable	-	(143,666)
Proceeds from Sale of Investment in Debt Securities	-	151,041
Net Cash Paid in Higher Call Asset Acquisition	(1,045,767)	-
Capital Expenditures for Property and Equipment	(40,156)	(962,254)
Cash Used in Investing Activities	(1,085,923)	(954,879)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	100,000	-
Proceeds from Issuance of Debt, Non-Related Party	1,111,721	159,875
Payments on Debt, Non-Related Party	(124,641)	(147,318)
Deferred Loan Costs Paid	-	(8,885)
Dividends Paid on Preferred Stock	(7,500)	(7,500)
Cash Provided by (Used in) Financing Activities	1,079,580	(3,828)

Net Increase (Decrease) in Cash	246,081	(692,568)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	992,513	1,307,207
Cash and Cash Equivalents and Restricted Cash at End of the Period	$1,238,594	$614,639

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$460,478	$506,367
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalents	$854,834	$386,124
Restricted Cash	383,760	228,515
Total Cash and Cash Equivalents and Restricted Cash	$1,238,594	$614,639

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$7,500
Non-cash owner financing for fixed assets purchase	150,000	-
Prepaid deposit exchanged for fixed asset acquisition	117,500	-
Relative Fair Value of Warrants Issued with Senior Secured Notes	$19,762	$-

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (the “Company” or “Global”) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry. The Company’s focus has shifted toward owning and operating its real estate assets. Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (WPF) in a transaction accounted for as a reverse acquisition whereby WPF was deemed to be the accounting acquirer.

The Company acquires, develops, leases, manages, operates and disposes of healthcare real estate. As of March 31, 2020, the Company owned twelve healthcare properties which are primarily leased or managed by third-party operators under triple-net operating terms. However, the Company operates the facilities internally when advantageous and expedient.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2020. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

For the three months ended March 31, 2020, the Company had net income of $62,807 and reported net cash provided by operations of $252,424. However, the Company has incurred net losses in each of the previous five fiscal years and, as of March 31, 2020, had an accumulated deficit of $11,908,620. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

Failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. ASSET ACQUISITION – HIGHER CALL NURSING CENTER

Effective March 2, 2020 (the “acquisition date”), the Company, through its wholly-owned subsidiary, Global Quapaw, LLC (“Quapaw”), completed the acquisition of an 86-licensed bed, long-term care facility known as Higher Call Nursing Center (“Higher Call”) located in Quapaw, Oklahoma for the purchase price of $1.3 million. Quapaw has entered into an operating lease agreement with Global Higher Call Nursing, LLC, a wholly-owned subsidiary of the Company, as lessee, to be the operator of the facility. The acquisition represents the consummation of an Asset Purchase Agreement dated October 21, 2019 between Higher Call Nursing Center, Inc., as Seller, and Quapaw, as Buyer. The purchase was accounted for as an asset acquisition in accordance with ASC 805. Accordingly, on the acquisition date, the Company recorded property and equipment in the amount of $1.3 million in connection with the asset acquisition which consists of the purchase consideration of $1.3 million and acquisition costs of $13,267. In connection with the acquisition, the Company paid net cash of $1,045,767, relinquished prepaid cash deposit pf $117,500, and agreed to non-cash owner financing debt of $150,000.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Land	$1,676,692	$1,597,500
Land Improvements	242,000	242,000
Buildings and Improvements	39,596,202	38,362,127
Furniture, Fixtures and Equipment	1,748,081	1,707,925
Construction in Progress	3,185,068	3,185,068
	46,448,043	45,094,620

Less Accumulated Depreciation	(7,511,993)	(7,140,033)
Less Impairment	(1,560,000)	(1,560,000)

	$37,376,050	$36,394,587

	For the Three Months Ended March 31,
	2020	2019

Depreciation Expense	$371,960	$322,925
Cash Paid for Capital Expenditures	$40,156	$962,254

5. INVESTMENTS IN DEBT SECURITIES

At March 31, 2020 and December 31, 2019, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2020	December 31, 2019

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at March 31, 2020 is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

6. INTANGIBLE ASSETS

As part of the acquisition of the operations on December 1, 2019 at Southern Hills Rehab Center, LLC (“SHR”), the Company recognized certain intangible assets related to the potential net income from the existing patients in the facility. The Company estimated the value of these contracts to be $42,185 based on historical net revenues and census information provided by the seller. The asset was depreciated on a straight-line basis over 47 days, starting from December 1, 2019. Accordingly, the Company recognized depreciation expense of $15,258 during the three months ended March 31, 2020. The intangible asset was fully depreciated as of March 31, 2020.

7. GOODWILL

The Company recorded Goodwill as a result of the acquisition of the operations at SHR in December 2019. Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended March 31, 2020, the Company recorded no impairment of Goodwill.

8. DEBT AND DEBT-RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Senior Secured Promissory Notes	$1,545,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	22,306,946	22,427,949
Variable-Rate Mortgage Loans	5,669,727	4,618,006
Line of Credit, Senior Secured	7,226,969	7,230,582
Other Debt, Subordinated Secured	1,536,000	1,386,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000

	39,709,642	38,472,537

Unamortized Discount and Debt Issuance Costs	(468,322)	(493,353)

	$39,241,320	$37,979,184

As presented in the Consolidated Balance Sheets:

Debt, Net	$38,122,480	$36,954,184

Debt - Related Parties, Net	1,118,840	1,025,000

	$39,241,320	$37,979,184

Corporate Senior and Senior Secured Promissory Notes

In 2017, $600,000 in notes were sold and issued, of which $425,000 were to related parties. At December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018, 225,000 warrants of which occurred in 2018. As of December 31, 2019, the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default. Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes and Warrants that had matured on December 31, 2018 for 11% Senior Secured Promissory Notes and issued 100,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. As of March 31, 2020 the Company had not renewed or repaid $25,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due October 31, 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. All notes remain outstanding as of March 31, 2020.

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

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors. Effective February 5, 2020 and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020 was to a related party. No fees or commissions were paid on the sale of the Units. The proceeds will be used for general working capital.

The value of the warrants issued to the note holders during the three months ended March 31, 2020 was calculated using the Black-Scholes pricing model using the following significant assumptions:

Volatility	115.2% - 117.3%
Risk-free Interest Rate	0.71% - 1.45%
Exercise Price	$0.50
Fair Value of Common Stock	$0.20 - $0.24
Expected Life	1.7 – 1.8 years

During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new ones in connection with its note offerings. During the three months ended March 31, 2020, the Company issued 160,000 warrants, 100,000 of which to related parties, with a value on the issue date estimated to be $11,616 bifurcated from the value of the note, and exchanged 100,000 existing warrants for new ones with a value on the issue date estimated to be $8,146 in connection with its note offerings. For all notes issued with warrants, the relative fair value of the warrants issued were recorded as debt discounts. As of March 31, 2020, the unamortized balance of discount on notes was $111,310. Amortization expense was $19,688 and $16,261 for the three months ended March 31, 2020 and 2019, respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated	Maturity
Property	Amount	March 31, 2020	December 31, 2019	Interest Rate	Date

Southern Hills Retirement Center Line of Credit(1)(2)	$7,227,074	$7,226,969	$7,230,582	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,423,170	3,451,593	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,268,878	4,286,237	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,722,532	3,739,942	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab(6)	2,065,804	2,065,773	2,074,958	4.75% Fixed	June 29, 2021
Glen Eagle Health and Rehab(7)	3,119,214	3,066,376	3,083,006	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (8)	3,039,300	2,908,417	2,923,013	3.50% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,851,800	2,869,200	6.00% Fixed	October 30, 2022
GL Nursing Home(10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
Higher Call Nursing Center(11)	1,051,721	1,051,721	-	Prime Plus 2.00%	March 3, 2040

		$35,203,642	$34,276,537

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).
(2)	On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of March 31, 2020, a total of $7,226,969 was drawn under the Line of Credit, and as of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and subsequently was reduced to 4.75% as part of a new three-year loan renewal. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times in three month increments initially from April 30, 2018 to May 5, 2020, and subsequently to June 18, 2023 with a principal amount of $7,227,074. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for its Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.
(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021. For the three months ended March 31, 2020, amortization expense related to loan costs totaled $322.
(4)	The maturity for the loan at Goodwill Nursing was extended on April 28, 2020 to April 12, 2025 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of 4,268,878, and the interest rate was decreased to 4.75%, from 5.50%.
(5)	The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the three months ended March 31, 2020, amortization expense related to loan costs totaled $1,306.
(6)	The maturity for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of the modification, $2,065,804, and the interest rate was decreased from 5.50% to 4.75%.
(7)	Amortization expense related to loan costs of this loan totaled $219 for the three months ended March 31, 2020. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.
(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $1,246 for the three months ended March 31, 2020. The interest rate was reduced from 3.88% to 3.50% as part of a refinance completed in April 2020.
(9)	Amortization expense related to loan costs of this loan totaled $2,326 for the three months ended March 31, 2020. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2020, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(11)	In connection with the acquisition of Higher Call, the Company entered into a senior loan agreement with Security Bank in the principal amount of $1,051,721. This loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with these covenants.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default; however, our relationship with these lenders is considered good.

Other Debt

Other debt due at March 31, 2020 and December 31, 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2020	December 31, 2019	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center(2)	150,000	150,000	-	8% Fixed	April 1, 2024

		$1,686,000	$1,536,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $402,000 for an equal amount of cash. The Company has not repaid or renewed the note as of March 31, 2020 and it is technically in default.
(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at March 31, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest
Series	Amount	March 31, 2020	December 31, 2019	Rate	Maturity Date

10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,520,000	1,520,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,820,000	$2,660,000

Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes that had matured on December 31, 2018 for an 11% Senior Secured Note with a maturity date of October 31, 2021 and issued 100,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021.

For the three months ended March 31, 2020 and 2019, the Company received proceeds from the issuance of debt of $1,211,721 and $159,875, respectively. Proceeds from the issuance of debt in 2020 includes $100,000 from related parties. Cash payments on debt totaled $124,641 and $147,318 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for deferred loan costs and debt discounts totaled $44,793 and $33,124 for the three months ended March 31, 2020 and 2019, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2020	$12,793,414	(1)
2021	8,150,530
2022	350,121
2023	7,594,853
2024	352,542
2025 and after	10,468,182

	$39,709,642

(1)	Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at GL Nursing Home, Meadowview and Abbeville have such covenants which were in technical non-compliance at March 31, 2020, but the Company believes that its relationships with these lenders is good.

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

As of March 31, 2020, and December 31, 2019, the Company has 200,500 shares of Series A Preferred stock outstanding.

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

As of March 31, 2020, and December 31, 2019, the Company had 375,000 shares of Series D preferred stock outstanding.

During the three months ended March 31, 2020 and 2019, the Company paid $7,500 and $7,500, respectively, for Series D preferred stock dividends. Dividends of $7,500 and $7,500 were declared during the three months ended March 31, 2020 and 2019, respectively, with dividends of $7,500 accrued and payable as of March 31, 2020 and 2019. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019

Outstanding Non-Vested Restricted Stock Units, Beginning	75,000	-
Granted	-	272,727
Vested	(75,000)	(68,182)

Outstanding Non-Vested Restricted Stock Units, Ending	-	204,545

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $22,500 for the three months ended March 31, 2019. No stock-based compensation was recognized for the three months ended March 31, 2020.

Common Stock Warrants

As of March 31, 2020 and December 31, 2019, the Company had 2,858,130 and 2,598,130, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.53 and $0.54, respectively, and weighted average remaining term of 1.58 years and 2.10 years, respectively. During the three months ended March 31, 2020, an aggregate of 260,000 warrants with a weighted average exercise price of $0.50 were issued in connection with a private offering of the Company’s 11% Senior Secured Notes. During the three-month period ended March 31, 2019, an aggregate of 427,668 warrants with a weighted average exercise price of $0.75 expired. The aggregate intrinsic value of the common stock warrants outstanding at March 31, 2020 was $0.

Common Stock Options

As of March 31, 2020 and December 31, 2019, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36 and a weighted average remaining term of 3.00 years and 3.25 years, respectively. During the three-month period ended March 31, 2020 and 2019, no options expired. The aggregate intrinsic value of the common stock options outstanding at March 31, 2020 was $0.

Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. FASB ASC Topic 260, “Earnings per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options and warrants were converted or exercised by applying the treasury stock method and that all convertible preferred stock were converted into common shares by applying the if-converted method. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period or at the time of issuance, if later, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator. The convertible preferred stock shall be assumed to have been converted at the beginning of the period or at time of issuance, if later, and the resulting common shares shall be included in the denominator.

We calculate basic earnings per share by dividing net income attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding options, warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible preferred stock outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator for basic and diluted earnings per share:
Net Income Attributable to Global Healthcare REIT, Inc.	$61,100	$164,296
Series D Preferred Dividends	(7,500)	(7,500)
Net Income Attributable to Common Stockholders	$53,600	$156,796

Denominator for basic and diluted earnings per share:
Weighted Average Common Shares Outstanding	27,441,040	26,895,586

Net Income per Share Attributable to Common Stockholders:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Options to purchase 600,000 shares of common stock were outstanding during each of the three months ended March 31, 2020 and March 31, 2019 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares. Warrants to purchase 2,858,130 and 2,714,918 shares of common stock were outstanding during each of the three months ended March 31, 2020 and March 31, 2019, respectively, but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares. The computation of diluted earnings per share for each of the three months ended March 31, 2020 and March 31, 2019 does not include 375,000 shares of common stock assumed to be issued upon conversion of Series D Preferred Stock because they are anti-dilutive.

10. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of March 31, 2020 and December 31, 2019, the Company owed Mr. Neuman for legal services rendered $0 and $32,156, respectively.

Creative Cyberweb developed and maintains the Company’s website and is affiliated with former CFO Zvi Rhine’s family. The ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. In March 2019, the Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In July 2019, the Board approved a pro-rated annual grant to two of its Directors without other compensation plans restricted stock awards of 90,909 shares in aggregate, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $22,500 for the three months ended March 31, 2019. No stock-based compensation was recognized for the three months ended March 31, 2020.

11. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at March 31, 2020:

Facility	Monthly Lease Income (1)		Lease Expiration	Renewal Option, if any
Eastman (2)		$-	-	None
Warrenton		$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (3)		$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (4)	$			None
Providence		$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (5)		$-		None
GL Nursing (6)		$-	-	None
Glen Eagle (7)		$-	-	None
Southern Hills SNF (8)		$-	-	Term may be extended for two additional five-year term.
Southern Hills ALF (9)		$-	-	None
Southern Hills ILF (10)		$-	-	None

(1) Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.

(2) On October 18, 2019, the Company terminated the lease at its Eastman property. A Receivership was appointed to assume the operations of the facility. The receivership was discharged on July 1, 2020 and the Company is currently operating the building independently.

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

(5) The lease was generating $33,000 in monthly gross rent; however, the operator experienced adverse results in late 2017 and throughout 2018. In April 2018 the Company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease was structured with a lower base rent component than the prior operator but included occupancy-based escalators that were intended to better align facility operations with future rental payments. The Company did not receive any cash rent for the facility and has not recorded any rental revenues or receivables for this facility since the inception of the lease. On August 7, 2020, the facility was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline, and as a result the facility has been closed. The Company has submitted an application with the ODH for a new nursing home license which is pending. The Company has not determined what future courses of action may be required or appropriate.

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

(8) Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company. In May 2019 the lease expired, and in July 2019 the facility was leased to Southern Hills Rehab Center LLC, a wholly owned subsidiary of the Company, to conduct operations. The approval of the transfer of the Certificates of Need and appropriate licenses to operate the facility was granted on December 1, 2019. The Company is currently operating the building independently.

(9) The Company plans to operate the Southern Hills ALF independently once construction is complete and a state license is secured.

(10) The Company has been operating the Southern Hills Independent Living Facility (ILF) directly since September 2019. The facility does not provide healthcare services. It consists of private one- and two-bedroom units leased separately to individual tenants.

Lessees are responsible for payment of insurance, taxes and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, or the Company is operating a facility itself, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, and Edwards properties.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Edwards Redeemer, Southern Tulsa SNF and Southern Tulsa ALF and ILF, and Higher Call due to properties being independently operated, and GL Nursing):

Years
2020	$1,303,890
2021	1,764,942
2022	1,796,400
2023	1,828,480
2024	1,860,867
2025 and Thereafter	3,223,628

$11,778,207

12. FAIR VALUE MEASUREMENTS

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, restricted cash, accounts payable, debt and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values. The carrying value of debt approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price base on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs. These Level 3 inputs can include comparable sales values, discount rates, and capitalization rate assumptions from a third-party appraisal or other market sources.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the three months ended March 31, 2020 and 2019:

	2020	2019

Beginning Balance January 1	$-	$2,785

Change in Fair Value of Warrant Liability	-	(103)

Ending Balance, March 31	$-	$2,682

13. SEGMENT REPORTING

The Company had two primary reporting segments during the three months ended March 31, 2020, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $6,318,565 and $34,782,451, respectively, as of March 31, 2020 and $4,654,845 and $35,223,318, respectively, as of December 31, 2019.

	Statements of Operations Items for the Three Months Ended
	March 31, 2020			March 31, 2019
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$521,012	$-	$521,012	$895,288	$-	$895,288
Healthcare Revenue	-	3,330,589	3,330,589	-	379,791	379,791
Total Revenue	521,012	3,330,589	3,851,601	895,288	379,791	1,275,079
Expenses
General and Administrative	148,570	194,493	343,063	112,215	81,264	193,479
Property Taxes, Insurance and Other Operating	145,840	2,185,904	2,331,744	62,655	286,533	349,188
Provision for Bad Debt	-	206,608	206,608	-	-	-
Acquisition Costs	14,891	-	14,891	-	-	-
Depreciation	335,359	51,859	387,218	319,456	3,469	322,925
Total Expenses	644,660	2,638,864	3,283,524	494,326	371,266	865,592
Income (Loss) from Operations	(123,648)	691,725	568,077	400,962	8,525	409,487
Other (Income) Expense
Gain on Warrant Liability	-	-	-	(103)	-	(103)
Gain on Sale of Investments	-	-	-	(1,069)	-	(1,069)
Gain from Insurance Claim	-	-	-	(270,264)	-	(270,264)
Interest Income	-	-	-	(5,467)	-	(5,467)
Interest Expense	477,763	27,507	505,270	526,235	-	526,235
Total Other (Income) Expense	477,763	27,507	505,270	249,332	-	249,332
Net Income (Loss)	(601,411)	664,218	62,807	151,630	8,525	160,155
Net (Income) Loss Attributable to Noncontrolling Interests	(1,707)	-	(1,707)	4,141	-	4,141
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(603,118)	$664,218	$61,100	$155,771	$8,525	$164,296

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

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court will oversee the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations in light of the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. On January 15, 2020, the Receiver filed a Motion for the Court to authorize the Receiver to negotiate an Operations Transfer Agreement with the Company, which Motion was granted. On July 2nd, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. On the same date, Global Eastman, LLC secured an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and select critical liabilities associated with the prior operator.

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

Cadence Healthcare Solutions, LLC.

We received a demand letter in February 2020 from an attorney representing Cadence Healthcare Solutions, LLC (“Cadence”) claiming unpaid management fees incurred at our Glen Eagle Healthcare facility in Abbeville, Georgia. Cadence is the same manager that is involved in the matters related to Edwards Redeemer in Oklahoma City and Eastman in Eastman, Georgia, as Cadence was the manager in all three facilities until it was terminated in Q4 2019. We believe we have significant defenses and offsets to this claim and intend to defend vigorously. We believe the likelihood of a material adverse outcome is extremely remote.

15. SUBSEQUENT EVENTS

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

As of June 30, 2020, the Company purchased from former GWH Investors, LLC their notes issued by Goodwill Hunting LLC in the aggregate principal amount of $402,000 for an equal amount of cash. The notes matured on December 31, 2019 and were in default. The Company will recognize a gain from elimination of the premium owed to the note holders. The notes cannot be retired until all interests are repaid.

On July 2, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA will be effective as of the date that Global Eastman, LLC secures an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and select critical liabilities associated with the prior operator.

Effective July 23, 2020, Global Fairland Property, LLC (“Fairland Property”), a newly formed wholly-owned subsidiary of the Company, signed a definitive Asset Purchase Agreement (the “Agreement’) pursuant to which Fairland Property intends to purchase a skilled nursing facility located in Fairland, Oklahoma consisting of 29 licensed beds and commonly known as “Family Care Center of Fairland” (the “Facility”). The purchase price of the Facility will be $796,500. The purchase and sale of the Facility is subject to numerous conditions, including satisfactory due diligence, financing and other conditions customary in transactions of this nature. There can be no assurance that the transaction will be consummated.

Effective July 31, 2020 the Company received a line of credit of $500,000 and a construction loan of $750,000 to be used for renovation and capital investment in its Edwards facility from Southern Bank. Both loans carry an interest rate of 4.75% on principal balance and mature July 30, 2021.

On August 7, 2020, the Meadowview skilled-nursing facility owned by the Company was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline and, as a result, the facility has been closed. The Company has submitted an application with the ODH for a new nursing home license which is pending. The Company has not determined what other future courses of action may be required or appropriate.

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 443,431 shares of common stock for $75,385 or $0.17 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock cancelled.

On September 29, 2020, the Company’s President and Chief Financial Officer and a member of the Board of Directors resigned from all positions with the Company. The resignations were prompted by regulatory issues not involving the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

In April and May, we applied for and were approved for an aggregate of $1,610,169 in PPP loans issued by the SBA. As a result of newly adopted amendments to the PPP program, 60% of the PPP loan amount must be expended on payroll in the 24 week-period following the loan date. We believe that most if not all of the PPP loans will be eligible to be forgiven under the PPP guidelines. Any portion that is not forgiven must be repaid over two years.

The COVID-19 pandemic is rapidly evolving. The information in this Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition.

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

We acquire, develop, lease, manage, operate and dispose of healthcare real estate. Our portfolio will be comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We will make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA.

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

Acquisitions

Effective March 2, 2020, the Company, through its wholly-owned subsidiary, Global Quapaw, LLC (“Quapaw”), completed the acquisition of an 86-licensed bed, long-term care facility known as Higher Call Nursing Center (“Higher Call”) located in Quapaw, Oklahoma for the purchase price of $1.3 million. Quapaw has entered into an operating lease agreement with Global Higher Call Nursing, LLC, a wholly owned subsidiary of the Company, as lessee, to be the operator of the facility. The acquisition represents the consummation of an Asset Purchase Agreement dated October 21, 2019 between Higher Call Nursing Center, Inc., as Seller, and Quapaw, as Buyer.

In connection with the acquisition of Higher Call, the Company entered into two credit facilities, summarized as follows:

The Company entered into a senior loan agreement with Security Bank in the principal amount of $1.1 million (the “Senior Loan”). The Senior Loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The Senior Loan matures in 2040. The Senior Loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents (“Mortgage”) covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets.

The Company also executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 (the “Seller Note”). The Seller Note accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest, and matures in April 2024. The Seller Note is secured by a Corporate Guaranty of Global.

Properties

As of March 31, 2020, we owned twelve long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2020:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at March 31, 2020

Eastman Nursing Home (a/k/a Crescent Ridge)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,423,170

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$3,722,532

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,226,969

Goodwill Nursing Home	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,804,878

Edwards Redeemer Health & Rehab	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,065,773

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,908,417

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,851,800

Grand Prairie Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$3,066,376

Higher Call Nursing Center	Quapaw, OK	100%	3/2/2020	20,694	$1,300,000	$1,201,721

Property Name	2020 Base Revenue Per Lease	Operating Lease Expiration

Eastman Nursing Home (a/k/a Crescent Ridge)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$642,846	June 30, 2026
Southern Hills Retirement Center	$12,000	-
Goodwill Nursing Home	$560,138	February 1, 2027
Edwards Redeemer Health & Rehab	$574,958	October 31, 2022
Providence of Sparta Nursing Home	$494,496	June 30, 2026
Meadowview Healthcare Center	$-	November 30, 2023
Grand Prairie Nursing Home	$-	-
Glen Eagle Healthcare & Rehab	$-	-
Higher Call Nursing Center	$-	-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2020, the Company had net income of $62,807 and reported net cash provided by operations of $252,424. However, the Company has incurred net losses in each of the previous five fiscal years and, as of March 31, 2020, had an accumulated deficit of $11,908,620. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Rental revenues for the three-month periods ended March 31, 2020 and March 31, 2019 totaled $521,012 and $895,288, respectively, a decrease of 374,276. The Company also had healthcare revenue of $3,330,589 for the three months ended March 31, 2020, compared to $379,791 for the three months ended March 31, 2019. Factors that contributed to the decrease in rental revenue included the appointment of a receivership at Eastman as well as the closure of Edwards Redeemer. Also, the Southern Tulsa facility is operated directly by the Company as of December 1, 2019, increasing Healthcare revenues but decreasing rental revenues. The acquisition of the Higher Call Nursing Center also increased healthcare revenues. Looking forward, we anticipate growing the rental revenue at the Southern Hills ILF facility in 2020 and beyond, but the shift toward healthcare revenue will continue as we operate more facilities directly.

General and administrative expenses were $343,063 and $193,479 for the three-month periods ended March 31, 2020 and 2019, respectively, an increase of $149,584 primarily due to additional expenses with the Southern Tulsa facility being operated directly by the Company as of December 1, 2019 and Higher Call Nursing Center as of March 1, 2020. The Company stringently reviews its costs regularly but believes its cost structure has been optimized for its current portfolio. For the three months ended March 31, 2020 and March 31, 2019, respectively, general and administrative expenses included $0 and $50,529 of share-based compensation related to restricted stock and common stock awards.

Property taxes, insurance, and other operating expenses totaled $2,331,744 and $349,188 for the three-month periods ended March 31, 2020 and 2019, respectively. Lessees are responsible for the payment of insurance, taxes and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We are also responsible for all working capital related to our Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, and Edwards properties.

Expenses related to the provision for bad debt increased $206,608 from $0 for the three months ended March 31, 2019 to $206,608 for the three months ended March 31, 2020. The company’s greatly increased Healthcare Services operations require more complicated billing and less certain collection, and the company anticipates and preemptively records bad debt expense as a proportion of revenues.

Depreciation expense increased $64,293 from $322,925 for the three months ended March 31, 2019 to $387,218 for three months ended March 31, 2020.

The Company had no interest income for the three months ended March 31, 2020 and $5,467 interest income for the three months ended March 31, 2019.

Interest expense decreased $20,965 from $526,235 for the three months ended March 31, 2019 to $505,270 for the three months ended March 31, 2020. We capitalized $25 of interest during the three months ended March 31, 2020.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2020, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $383,760 as of March 31, 2020 and is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home.

Cash provided by operating activities was $252,424 for the three months ended March 31, 2020 compared to cash provided by operating activities of $266,139 for the three months ended March 31, 2019. Cash flows from operations were beneficially impacted by net income and a decrease in prepaid expenses offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities during the first three months of 2020.

Cash used in investing activities was $1,085,923 for the three-month period ended March 31, 2020 compared to cash used in investing activities of $954,879 for the three-month period ended March 31, 2019. The increase is primarily due to net cash paid in the acquisition of Higher Call assets offset by decreased spending on property renovations and refurbishments.

Cash provided by financing activities was $1,079,580 for the three months ended March 31, 2020 compared to cash used in financing activities of $3,828 for the three months ended March 31, 2019. During the first three months of 2020, we received proceeds from the issuance of debt of $1,211,721 and made payments on debt of $124,641. During the first three months of 2019, we issued $159,875 in debt in cash and made cash payments on debt of $147,318.

As of March 31, 2020, and December 31, 2019, our debt balances consisted of the following:

	March 31, 2020	December 31, 2019

Senior Secured Promissory Notes	$1,545,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	22,306,946	22,427,949
Variable-Rate Mortgage Loans	5,669,727	4,618,006
Line of Credit, Senior Secured	7,226,969	7,230,582
Other Debt, Subordinated Secured	1,536,000	1,386,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000

	39,709,642	38,472,537

Premium, Unamortized Discount and Debt Issuance Costs	(468,322)	(493,353)

	$39,241,320	$37,979,184

As presented in the Consolidated Balance Sheets:

Debt, Net	$38,122,480	$36,954,184

Debt - Related Parties, Net	1,118,840	1,025,000

	$39,241,320	$37,979,184

The weighted average interest rate and term of our fixed rate debt are 5.88% and 7.66 years, respectively, as of March 31, 2020. The weighted average interest rate and term of our variable rate debt are 5.89% and 17.83 years, respectively, as of March 31, 2020.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated	Maturity
Property	Amount	March 31, 2020	December 31, 2019	Interest Rate	Date

Southern Hills Retirement Center Line of Credit(1)(2)	$7,227,074	$7,226,969	$7,230,582	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,423,170	3,451,593	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,268,878	4,286,237	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,722,532	3,739,942	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab(6)	2,065,804	2,065,773	2,074,958	4.75% Fixed	June 29, 2021
Glen Eagle Health and Rehab(7)	3,119,214	3,066,376	3,083,006	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (8)	3,039,300	2,908,417	2,923,013	3.50% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,851,800	2,869,200	6.00% Fixed	October 30, 2022
GL Nursing Home(10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
Higher Call Nursing Center(11)	1,051,721	1,051,721	-	Prime Plus 2.00%	March 3, 2040

		$35,203,642	$34,276,537

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).
(2)

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of March 31, 2020, a total of $7,226,969 was drawn under the Line of Credit, and as of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit.

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

(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity extended to October 26, 2021. For the three months ended March 31, 2020, amortization expense related to loan costs totaled $322.
(4)	The maturity for the loan at Goodwill Nursing was extended on April 28, 2020 to April 12, 2025. The face value of the note was adjusted to the principal outstanding at the time of 4,268,878, and the interest rate was decreased to 4.75%, from 5.50%.
(5)	The original loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the three months ended March 31, 2020, amortization expense related to loan costs totaled $1,306.
(6)	The maturity for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of the modification, $2,065,804, and the interest rate was decreased from 5.50% to 4.75%.
(7)	Amortization expense related to loan costs of this loan totaled $219 for the three months ended March 31, 2020. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.

(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $1,246 for the three months ended March 31, 2020. The interest rate was reduced from 3.88% to 3.50% as part of a refinance completed in April 2020.
(9)	Amortization expense related to loan costs of this loan totaled $2,326 for the three months ended March 31, 2020. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of March 31, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2020, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(11)	In connection with the acquisition of Higher Call, the Company entered into a senior loan agreement with Security Bank in the principal amount of $1,051,721. This loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets. The Company is subject to financial covenants and customary affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with these covenants.

We have $1.9 million of debt maturing and expect principal reduction payments of approximately $527,000 in the next twelve months. There is also $10.5 million in debt in technical default maturing after March 31, 2021 but shown due immediately. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance $1.5 million in mortgage loans maturing in 2020 as the associated properties meet loan to value requirements currently being employed in commercial lending markets. We have $325,000 in note obligations maturing in 2020. Following is a summary of our subordinated debt and corporate debt at March 31, 2020 and December 31, 2019.

Subordinated and Corporate Debt

Our subordinated debt at March 31, 2020 and December 31, 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	March 31, 2020	December 31, 2019	Rate	Date
Goodwill Nursing Home	$2,180,000	$1,536,000	$1,536,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center(2)	150,000	150,000	-	8% Fixed	April 1, 2024

		$1,686,000	$1,536,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes issued by Goodwill Hunting, LLC in the aggregate principal amount of $402,000 for an equal amount of cash. The Company has not repaid or renewed the note as of March 31, 2020 and it is technically in default.

(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at March 31, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest	Maturity
Series	Amount	March 31, 2020	December 31, 2019	Rate	Date

10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,520,000	1,520,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,820,000	$2,660,000

Contractual Obligations

As of March 31, 2020, we had the following contractual obligations:

	Total Contractual Terms	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes Payable - Principal	$39,709,642	$12,930,156	$8,454,163	$7,945,024	$10,380,299
Notes Payable – Interest	7,638,137	1,554,656	1,985,567	1,034,212	3,063,702

Total Contractual Obligations	$47,347,779	$14,484,812	$10,439,730	$8,979,236	$13,444,001

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

Impairment of Long-Lived Assets

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

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2020. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

As of June 30, 2020, the Company purchased from former GWH Investors, LLC their notes issued by Goodwill Hunting LLC in the aggregate principal amount of $402,000 for an equal amount of cash. The notes matured on December 31, 2019 and were in default. The Company will recognize a gain from elimination of the premium owed to the note holders. The notes cannot be retired until all interests are repaid.

On July 2, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA will be effective as of the date that Global Eastman, LLC secures an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and select critical liabilities associated with the prior operator.

Effective July 23, 2020, Global Fairland Property, LLC (“Fairland Property”), a newly formed wholly-owned subsidiary of the Company, signed a definitive Asset Purchase Agreement (the “Agreement’) pursuant to which Fairland Property intends to purchase a skilled nursing facility located in Fairland, Oklahoma consisting of 29 licensed beds and commonly known as “Family Care Center of Fairland” (the “Facility”). The purchase price of the Facility will be $796,500. The purchase and sale of the Facility is subject to numerous conditions, including satisfactory due diligence, financing and other conditions customary in transactions of this nature. There can be no assurance that the transaction will be consummated.

Effective July 31, 2020 the Company received a line of credit of $500,000 and a construction loan of $750,000 to be used for renovation and capital investment in its Edwards facility from Southern Bank. Both loans carry an interest rate of 4.75% on principal balance and mature July 30, 2021.

On August 7, 2020, the Meadowview skilled-nursing facility owned by the Company was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline and, as a result, the facility has been closed. The Company has submitted an application with the ODH for a new nursing home license which is pending. The Company has not determined what additional future courses of action may be required or appropriate.

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 443,431 shares of common stock for $75,385 or $0.17 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock cancelled.

On September 29, 2020, the Company’s President and Chief Financial Officer and a member of the Board of Directors resigned from all positions with the Company. The resignations were prompted by regulatory issues not involving the Company or its subsidiaries.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cadence Healthcare Solutions, LLC.

We received a demand letter in February 2020 from an attorney representing Cadence Healthcare Solutions, LLC (“Cadence”) claiming unpaid management fees incurred at our Glen Eagle Healthcare facility in Abbeville, Georgia. Cadence is the same manager that is involved in the matters related to Edwards Redeemer in Oklahoma City and Eastman in Eastman, Georgia, as Cadence was the manager in all three facilities until it was terminated in Q4 2019. We believe we have significant defenses and offsets to this claim and intend to defend vigorously. We believe the likelihood of a material adverse outcome is remote.

Item 1A. Risk Factors

COVID

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: Our revenues and our operators’ revenues are dependent, in part, on occupancy. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, we and our operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experience significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

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

SEC ADMINISTRATIVE ORDER

On September 25, 2020, the SEC issued an Administrative Order against Sabra Capital Partners, LLC and Zvi Rhine requiring that those respondents cease and desist from further violations of certain federal securities laws. The full text of that Order is a matter of public record and can be found at the SEC’s website: www.sec.gov. Following the entry of that Order, on September 29, 2020, Mr. Rhine voluntarily resigned as a Director, President and CFO of the Company. The Company intends to engage a new CFO and is actively recruiting. The Company is also engaged in discussions with Mr. Rhine to secure his services as a consultant on some basis but as of the date of this Report, no arrangement has been finalized. Nevertheless, it is likely that Mr. Rhine’s resignation will have a disruptive effect on the Company’s near-term operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None, except as disclosed in this Report.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

31	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

* filed herewith

** furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: October 14, 2020	By:	/s/ Lance Baller
Lance Baller, Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

