Form 10-Q
period 2020-06-30
GLOBAL HEALTHCARE REIT, INC.
filed 2020-11-18
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

As of November 18, 2020, the Registrant had 26,866,379 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Property and Equipment, Net	$37,140,599	$36,394,587
Cash and Cash Equivalents	2,844,515	641,215
Restricted Cash	424,636	351,298
Accounts Receivable, Net	1,562,911	1,188,100
Investments in Debt Securities	24,387	24,387
Intangible Assets	-	15,258
Goodwill	379,479	379,479
Prepaid Expenses and Other	674,404	883,839
Total Assets	$43,050,931	$39,878,163

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $450,111 and $493,353, respectively	$39,113,315	$36,954,184
Debt – Related Parties, Net of discount of $5,192 and $0, respectively	1,119,808	1,025,000
Accounts Payable and Accrued Liabilities	1,011,543	1,241,573
Accounts Payable – Related Parties	-	32,156
Dividends Payable	7,500	7,500
Lease Security Deposit	252,600	251,100
Total Liabilities	41,504,766	39,511,513
Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 27,414,525 and 27,441,040 Shares Issued and Outstanding at June 30, 2020 and December 31, 2019, respectively	1,370,726	1,372,052
Additional Paid-In Capital	10,397,755	10,385,417
Accumulated Deficit	(10,792,565)	(11,962,220)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	1,751,916	571,249
Noncontrolling Interests	(205,751)	(204,599)
Total Equity	1,546,165	366,650
Total Liabilities and Equity	$43,050,931	$39,878,163

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
Rental Revenue	$1,144,605	$1,825,575	$623,593	$930,287
Healthcare Revenue	7,837,461	1,063,928	4,506,872	684,137
Total Revenue	8,982,066	2,889,503	5,130,465	1,614,424
Expenses
General and Administrative	715,770	570,836	372,707	377,357
Property Taxes, Insurance and Other Operating	4,985,975	893,019	2,654,231	543,831
Provision for Bad Debts	263,890	-	57,282	-
Acquisition Costs	28,654	-	13,763	-
Depreciation	768,103	645,851	380,885	322,926
Total Expenses	6,762,392	2,109,706	3,478,868	1,244,114
Income from Operations	2,219,674	779,797	1,651,597	370,310
Other (Income) Expense
Gain on Warrant Liability	-	(2,758)	-	(2,655)
Gain on Extinguishment of Debt	(80,400)	-	(80,400)	-
Gain on Sale of Investments	-	(1,069)	-	-
Gain on Proceeds from Insurance Claim	-	(270,264)	-	-
Interest Income	-	(7,003)	-	(1,536)
Interest Expense	1,116,571	1,070,860	611,301	544,625
Total Other (Income) Expense	1,036,171	789,766	530,901	540,434
Net Income (Loss)	1,183,503	(9,969)	1,120,696	(170,124)
Net Loss Attributable to Noncontrolling Interests	1,152	6,010	2,859	1,869
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	1,184,655	(3,959)	1,123,555	(168,255)
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$1,169,655	$(18,959)	$1,116,055	$(175,755)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.04	$(0.00)	$0.04	$(0.01)
Diluted	$0.04	$(0.00)	$0.04	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	27,427,928	27,122,607	27,414,816	27,347,134
Diluted	27,810,428	27,122,607	27,797,316	27,347,134

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,385,417	$(11,962,220)	$571,249	$(204,599)	$366,650
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	19,762	-	19,762	-	19,762
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	61,100	61,100	1,707	62,807
Balance, March 31, 2020	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,405,179	$(11,908,620)	$644,611	$(202,892)	$441,719
Share Based Compensation – Restricted Stock Awards (Forfeitures)	-	-	-	-	(26,515)	(1,326)	(7,424)	-	(8,750)	-	(8,750)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	1,123,555	1,123,555	(2,859)	1,120,696
Balance, June 30, 2020	200,500	$401,000	375,000	$375,000	27,414,525	$1,370,726	$10,397,755	$(10,792,565)	$1,751,916	$(205,751)	$1,546,165

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	272,727	13,636	36,893	-	50,529	-	50,529
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	164,296	164,296	(4,141)	160,155
Balance, March 31, 2019	200,500	$401,000	375,000	$375,000	27,077,404	$1,353,870	$10,174,041	$(10,913,810)	$1,390,101	$(202,323)	$1,187,778
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	272,727	13,637	110,813	-	124,450	-	124,450
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Loss	-	-	-	-	-	-	-	(168,255)	(168,255)	(1,869)	(170,124)
Balance, June 30, 2019	200,500	$401,000	375,000	$375,000	27,350,131	$1,367,507	$10,284,854	$(11,089,565)	$1,338,796	$(204,192)	$1,134,604

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$1,183,503	$(9,969)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	768,103	645,851
Amortization of Deferred Loan Costs and Debt Discount	90,907	71,231
Provision for Bad Debt	263,890	-
Stock Based Compensation (Forfeitures)	(8,750)	174,979
Gain on Sale of Investments	-	(1,069)
Gain on Extinguishment of Debt	(80,400)	-
Gain on Derivative Liability	-	(2,758)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(638,701)	(358,523)
Prepaid Expenses and Other Assets	115,786	(121,818)
Deferred Rent Receivables	(23,851)	(42,019)
Accounts Payable and Accrued Liabilities	(262,051)	74,934
Lease Security Deposits	1,500	(30,000)
Cash Provided by Operating Activities	1,409,936	400,839
Cash Flows From Investing Activities:
Issuance of Note Receivable	-	(143,666)
Purchase of Investments in Debt Securities	-	(910)
Proceeds from Sale of Investment in Debt Securities	-	151,041
Net Cash Paid in Higher Call Asset Acquisition	(1,045,767)	-
Capital Expenditures on Property and Equipment Additions	(185,590)	(1,464,562)
Cash Used in Investing Activities	(1,231,357)	(1,458,097)
Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	100,000	-
Proceeds from Issuance of Debt, Non-Related Party	2,721,890	1,676,354
Payments on Debt, Non-Related Party	(675,736)	(273,550)
Deferred Loan Costs Paid	(33,095)	(8,885)
Dividends Paid on Preferred Stock	(15,000)	(15,000)
Cash Provided by Financing Activities	2,098,059	1,378,919
Net Increase in Cash	2,276,638	321,661
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	992,513	1,307,207
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,269,151	$1,628,868
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,025,664	$1,094,089
Cash Paid for Income Taxes	$-	$-
Cash and Cash Equivalents	$2,844,515	$1,314,364
Restricted Cash	424,636	314,504
Total Cash and Cash Equivalents and Restricted Cash	$3,269,151	$1,628,868
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$15,000	$15,000
Non-cash owner financing for fixed assets purchase	150,000	-
Prepaid deposit exchanged for fixed asset acquisition	117,500	-
Relative Fair Value of Warrants Issued with Senior Secured Notes	19,762	-
Interest on debt capitalized into principal	135

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (“we”, “our”, the “Company” or “Global”) was organized with the intent of operating as a real estate investment trust (REIT) for the purpose of investing in real estate and other assets related to the healthcare industry. The Company’s focus has partially shifted from leasing nursing home assets to independent operators toward owning and operating its real estate assets itself. As a result, the Company no longer intends to elect to qualify as a REIT, and is currently considering changing its name and other charter provisions to better reflect its current business model.

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

The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. As of June 30, 2020, the Company owned twelve healthcare properties which are either leased or managed by third-party operators under triple-net operating terms or operated directly by the Company. The Company operates the facilities internally when advantageous and expedient.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.

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

For the six months ended June 30, 2020, the Company had net income of $1,183,503 and reported net cash provided by operations of $1,409,936. However, the Company has incurred net losses in each of the previous five fiscal years and, as of June 30, 2020, had an accumulated deficit of $10,792,565. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

Failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. ASSET ACQUISITION – HIGHER CALL NURSING CENTER

Effective March 2, 2020, the Company, through its newly formed wholly-owned subsidiary, Global Quapaw, LLC (“Quapaw”), completed the acquisition of an 86-licensed bed, long-term care facility known as Higher Call Nursing Center (“Higher Call”) located in Quapaw, Oklahoma for the purchase price of $1.3 million. Quapaw has entered into an operating lease agreement with Global Higher Call Nursing, LLC, a wholly owned subsidiary of the Company, as lessee, to be the operator of the facility. The acquisition represents the consummation of an Asset Purchase Agreement dated October 21, 2019 between Higher Call Nursing Center, Inc., as Seller, and Quapaw, as Buyer. The purchase was accounted for as an asset acquisition in accordance with ASC 805. Accordingly, on the acquisition date, the Company recorded property and equipment in the amount of $1.3 million in connection with the asset acquisition which consists of the purchase consideration of $1.3 million and acquisition costs of $13,267. In connection with the acquisition, the Company paid net cash of $1,045,767, relinquished a prepaid cash deposit of $117,500, and agreed to non-cash owner financing debt of $150,000.

4. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019

Land	$1,676,692	$1,597,500
Land Improvements	242,000	242,000
Buildings and Improvements	39,710,962	38,362,127
Furniture, Fixtures and Equipment	1,778,755	1,707,925
Construction in Progress	3,185,068	3,185,068
	46,593,477	45,094,620

Less Accumulated Depreciation	(7,892,878)	(7,140,033)
Less Impairment	(1,560,000)	(1,560,000)

	$37,140,599	$36,394,587

	For the Six Months Ended June 30,
	2020	2019

Depreciation Expense	$752,845	$645,851
Cash Paid for Capital Expenditures	$185,590	$1,464,562

5. INVESTMENTS IN DEBT SECURITIES

On June 30, 2020 and December 31, 2019, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	June 30, 2020	December 31, 2019

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at June 30, 2020 is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

6. INTANGIBLE ASSETS

As part of the acquisition of the operations at Southern Hills Rehab Center, LLC (“SHR”), the Company recognized certain intangible assets related to the potential net income from the existing patients in the facility. The Company estimated the value of these contracts to be $42,185 based on historical net revenues and census information provided by the seller. The asset was depreciated on a straight-line basis over 47 days, starting from December 1, 2019. Accordingly, the Company recognized depreciation expense of $15,258 during the six months ended June 30, 2020. The intangible asset was fully depreciated as of June 30, 2020.

7. GOODWILL

The Company recorded Goodwill because of the acquisition of the operations at SHR in December 2019. Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the six months ended June 30, 2020, the Company recorded no impairment of Goodwill.

8. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Senior Secured Promissory Notes	$1,545,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	29,399,050	22,427,949
Variable-Rate Mortgage Loans	5,663,646	4,618,006
Line of Credit, Senior Secured	-	7,230,582
Other Debt, Subordinated Secured	1,045,561	1,386,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Paycheck Protection Program Loans	1,610,169	-
	40,688,426	38,472,537
Unamortized Discount and Debt Issuance Costs	(455,303)	(493,353)

	$40,233,123	$37,979,184
As presented in the Consolidated Balance Sheets:

Debt, Net	$39,113,315	$36,954,184

Debt - Related Parties, Net	1,119,808	1,025,000
	$40,233,123	$37,979,184

Corporate Senior and Senior Secured Promissory Notes

In 2017, $600,000 in notes were sold and issued, of which $425,000 were to related parties. On December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018, 225,000 warrants of which occurred in 2018. As of December 31, 2019, the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default. Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes and Warrants that had matured on December 31, 2018 for 11% Senior Secured Promissory Notes and issued 100,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. As of June 30, 2020, the Company had not renewed or repaid $25,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and are due in October 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. All notes remain outstanding as of June 30, 2020. Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 150,000 cashless exercise warrants for purchase of the Company’s common stock at $0.50 per share, expiring October 31, 2021. The Company also repaid the remaining $150,000 of 10% Senior Unsecured Notes.

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

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors. Effective February 5, 2020 and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020 was to a related party. Effective October 31, 2020 the Company completed the exchange of $150,000 of Units in the Offering for matured Senior Unsecure notes. No fees or commissions were paid on the sale of the Units. The proceeds will be used for general working capital.

The value of the warrants issued to the note holders during the six months ended June 30, 2020 was calculated using the Black-Scholes pricing model using the following significant assumptions:

Volatility	115.2% - 117.3%
Risk-free Interest Rate	0.71% - 1.45%
Exercise Price	$0.50
Fair Value of Common Stock	$0.20 - $0.24
Expected Life	1.7 – 1.8 years

During the year ended December 31, 2018, the Company issued 1,160,000 warrants with a value on the issue date estimated to be $207,025 bifurcated from the value of the note and exchanged 1,075,000 existing warrants for new warrants in connection with its note offerings. During the six months ended June 30, 2020, the Company issued 160,000 warrants, 100,000 of which to related parties, with a value on the issue date estimated to be $11,616 bifurcated from the value of the note and exchanged 100,000 existing warrants for new warrants with a value on the issue date estimated to be $8,146 in connection with its note offerings. For all notes issued with warrants, the relative fair value of the warrants issued were recorded as debt discounts. As of June 30, 2020, the unamortized balance of discount on notes was $90,302. Amortization expense was $40,696 and $36,089 for the six months ended June 30, 2020 and 2019, respectively.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated	Maturity
Property	Amount	June 30, 2020	December 31, 2019	Interest Rate	Date

Southern Hills Retirement Center (1)(2)	$7,227,074	$7,227,074	$7,230,582	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,394,866	3,451,593	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,242,171	4,286,237	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,704,959	3,739,942	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab(6)	2,065,804	2,065,773	2,074,958	4.75% Fixed	June 29, 2021
Glen Eagle Health and Rehab(7)	3,119,214	3,036,436	3,083,006	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (8)	3,039,300	2,893,371	2,923,013	3.50% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,834,400	2,869,200	6.00% Fixed	October 30, 2022
GL Nursing Home(10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
Higher Call Nursing Center (11)	1,051,721	1,045,640	-	Prime Plus 2.00%	March 3, 2040

		$35,062,696	$34,276,537

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).
(2)

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of June 30, 2020, a total of $7,227,074 was drawn under the Line of Credit, and as of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit. Modifications to the loan in June 2020 effectively convert it from a line of credit to a term loan.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and subsequently was reduced to 4.75% as part of a new three-year loan renewal. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times in three month increments initially from April 30, 2018 to May 5, 2020, and subsequently to June 18, 2023 with a principal amount of $7,227,074. During the six months ended June 30, 2020, the Company capitalized $33,095 in loan costs paid. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for its Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity date extended to October 26, 2021. For the six months ended June 30, 2020, amortization expense related to loan costs totaled $643.
(4)	The maturity date for the loan at Goodwill Nursing was extended to April 12, 2025 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of $4,268,878, and the interest rate was decreased to 4.75%, from 5.50%. The modification of the loan was substantial and resulted in an extinguishment of the original loan.
(5)	The original maturity date for the loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the six months ended June 30, 2020, amortization expense related to loan costs totaled $2,611.
(6)	The maturity date for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of the modification, $2,065,804, and the interest rate was decreased from 5.50% to 4.75%.
(7)	Amortization expense related to loan costs of this loan totaled $437 for the six months ended June 30, 2020. Amortizing payments began in January 2019. In June 2018, the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018, the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.
(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $2,492 for the six months ended June 30, 2020. The interest rate was reduced from 3.88% to 3.50% as part of a refinance completed in April 2020.
(9)	Amortization expense related to loan costs of this loan totaled $4,652 for the six months ended June 30, 2020. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2020, the Company was not in compliance with certain of these financial and non-financial covenants which is a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(11)	In connection with the acquisition of Higher Call, the Company entered into a senior loan agreement with Security Bank in the principal amount of $1,051,721. This loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with these covenants.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default; however, our relationship with these lenders is considered good.

Other Debt

Other debt due at June 30, 2020 and December 31, 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2020	December 31, 2019	Rate	Date
Goodwill Nursing Home (1)	$2,180,000	$1,053,600	$1,536,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center (2)	150,000	141,961	-	8% Fixed	April 1, 2024

		$1,195,561	$1,536,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The Corporate entity, Global Healthcare REIT Inc. owns $800,000 of its own subsidiary’s notes, Goodwill Hunting, LLC, but this amount is excluded from the above table and eliminated in consolidation on the balance sheet. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400, and subsequently in October purchased from two more investors an aggregate amount of $108,000 for $90,000 of cash and will recognize a gain of $18,000. The Company has not repaid or renewed the note as of June 30, 2020 and it is technically in default.
(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at June 30, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest
Series	Amount	June 30, 2020	December 31, 2019	Rate	Maturity Date

10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,520,000	1,520,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,820,000	$2,660,000

Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes that had matured December 31, 2018 for an 11% Senior Secured Note with a maturity date of October 31, 2021 and issued 100,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021.

Paycheck Protection Program Loans and Other Debt

On April 20, 2020, the Company through its subsidiaries received a loan of $574,975 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act.

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loans to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act.

For the six months ended June 30, 2020 and 2019, the Company received proceeds from the issuance of debt of $2,821,890 and $1,676,354, respectively. Proceeds from the issuance of debt in the six months ended June 30, 2020 includes $100,000 from related parties. Cash payments on debt totaled $675,736 and $273,550 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for deferred loan costs and debt discounts totaled $90,907 and $71,231 for the six months ended June 30, 2020 and 2019, respectively.

Future maturities and principal reduction payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2020	$12,135,289	(1)
2021	8,182,778
2022	1,960,552
2023	7,595,127
2024	352,829
2025 and after	10,461,851

	$40,688,426

(1)	Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by the facilities at GL Nursing Home, Meadowview and Abbeville have such covenants which were in technical non-compliance at June 30, 2020, but the Company believes that its relationships with these lenders is good.

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

As of June 30, 2020 and December 31, 2019, the Company has 200,500 shares of Series A Preferred stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share. Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of eight percent (8%) based on the stated value per share computed on the basis of a 360-day year and twelve 30-day months. Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the fifteenth day of April, July, October, and January. The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date. Shares of the Series D preferred stock are redeemable at the Company’s option. At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of June 30, 2020, and December 31, 2019, the Company had 375,000 shares of Series D preferred stock outstanding.

During the six months ended June 30, 2020 and 2019, the Company paid $15,000 and $15,000, respectively, for Series D preferred stock dividends. Dividends of $15,000 and $15,000 were declared during the six months ended June 30, 2020 and 2019, respectively, with dividends of $7,500 accrued and payable as of June 30, 2020 and 2019. All quarterly dividends previously declared have been paid.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019

Outstanding Non-Vested Restricted Stock Units, Beginning	75,000	-
Granted	-	545,454
Vested	(75,000)	(409,091)

Outstanding Non-Vested Restricted Stock Units, Ending	-	136,363

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $135,000 for the six months ended June 30, 2019. No stock-based compensation was recognized for restricted stock grants for the six months ended June 30, 2020, but a reversal of stock-based compensation of $8,750 due to forfeitures of restricted stock awards granted in the prior year was recognized.

Common Stock Warrants

As of June 30, 2020 and December 31, 2019, the Company had 2,858,130 and 2,598,130, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.53 and $0.54, respectively, and weighted average remaining term of 1.33 years and 2.10 years, respectively. During the six months ended June 30, 2020, an aggregate of 260,000 warrants with a weighted average exercise price of $0.50 were issued in connection with a private offering of the Company’s 11% Senior Secured Notes. During the six-month period ended June 30, 2019, an aggregate of 427,668 warrants with a weighted average exercise price of $0.75 expired. The aggregate intrinsic value of the common stock warrants outstanding at June 30, 2020 was $0.

Common Stock Options

As of June 30, 2020, and December 31, 2019, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36 and a weighted average remaining term of 2.75 and 3.00 years, respectively. During the six-month period ended June 30, 2020 and 2019, no options expired. The aggregate intrinsic value of the common stock options outstanding at June 30, 2020 was $0.

Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. FASB ASC Topic 260, “Earnings per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options and warrants were converted or exercised by applying the treasury stock method and that all convertible preferred stock were converted into common shares by applying the if-converted method. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period or at the time of issuance, if later, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, the preferred dividends applicable to convertible preferred stock are added back to the numerator. The convertible preferred stock is assumed to have been converted at the beginning of the period or at time of issuance, if later, and the resulting common shares are included in the denominator.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$1,184,655	$(3,959)	$1,123,555	$(168,255)
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders - Basic	$1,169,655	$(18,959)	$1,116,055	$(175,755)

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$1,169,655	$(18,959)	$1,116,055	$(175,755)
Series D Preferred Dividends	15,000	-	7,500	-
Net Income (Loss) Attributable to Common Stockholders - Diluted	$1,184,655	$(18,959)	$1,123,555	$(175,755)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	27,427,928	27,122,607	27,414,816	27,347,134

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding – Basic	27,427,928	27,122,607	27,414,816	27,347,134
Effect of dilutive securities:
Conversion of Series D Convertible Preferred Stock	382,500	-	382,500	-
Weighted Average Common Shares Outstanding - Diluted	27,810,428	27,122,607	27,797,316	27,347,134

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.04	$(0.00)	$0.04	$(0.01)
Diluted	$0.04	$(0.00)	$0.04	$(0.01)

Options to purchase 600,000 shares of common stock were outstanding during each of the three and six months ended June 30, 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares. Warrants to purchase 2,858,130 shares of common stock were outstanding during each of the three and six months ended June 30, 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares.

10. RELATED PARTIES

Clifford Neuman provides office space for the Company’s Controller at no charge. As of June 30, 2020, and December 31, 2019, the Company owed Mr. Neuman for legal services rendered $0 and $32,156, respectively.

Creative Cyberweb developed and maintains the Company’s website and is affiliated with former CFO Zvi Rhine’s family. The ongoing upkeep is $450 per month.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. In March 2019, the Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In July 2019, the Board approved a pro-rated annual grant to two of its Directors without other compensation plans restricted stock awards of 90,909 shares in aggregate, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $45,000 for the six months ended June 30, 2019. No stock-based compensation was recognized in connection with director restricted stock grants for the six months ended June 30, 2020, but a reversal of stock-based compensation of $8,750 due to forfeitures of the restricted stock awards granted in prior year was recognized.

In the first quarter of 2020, the Board revised the Director Compensation Plan to provide that non-employee directors are entitled to a directors’ fee equal to $7,500 per quarter, payable in cash.

11. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at June 30, 2020:

Facility	Monthly Lease Income (1)		Lease Expiration	Renewal Option if any
Eastman (2)		$-	-	None
Warrenton		$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (3)		$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (4)	$			None
Providence		$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (5)		$-		None
GL Nursing (6)		$-	-	None
Glen Eagle (7)		$-	-	None
Southern Hills SNF (8)		$-	-	Term may be extended for two additional five-year term.
Southern Hills ALF (9)		$-	-	None
Southern Hills ILF (10)		$-	-	None
Higher Call		$-	-	None

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

(4) Cadence, our former lease operator, informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The Company will allow Edwards Redeemer to remain closed for the purpose of undertaking extensive renovations to the facility. We are planning to reopen the facility in the first quarter of 2021 to be operated by our newly formed wholly-owned subsidiary Tiaps Rehab Center, LLC.

(5) The lease was generating $33,000 in monthly gross rent; however, the operator experienced adverse results in late 2017 and throughout 2018. In April 2018, the Company recognized a bad debt expense of $56,000 related to rent receivables previously booked in 2018 at the Meadowview facility. Effective December 1, 2018, the Company completed the operations transfer to an affiliate of Infinity Health Interests, LLC (“Infinity”). The lease was structured with a lower base rent component than the prior operator but included occupancy-based escalators that were intended to better align facility operations with future rental payments. The Company did not receive any cash rent for the facility and has not recorded any rental revenues or receivables for this facility since the inception of the lease. On August 7, 2020, the facility was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline, and as a result the facility has been closed. The Company has applied with the ODH for a new nursing home license which is pending. In September 2020, the ODH served notice that it intended to commence proceedings to revoke the nursing license on the facility. The Company has not determined what future courses of action may be required or appropriate.

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

(8) Lease agreement dated May 21, 2014 with lease payments commencing February 1, 2015. On May 10, 2016, the Company obtained a Court Order appointing a Receiver to control and operate the Southern Hills SNF. The former lease operator represented that it was unable to meet the financial commitments of the facility, including the payment of rent, payroll, and other operating requirements. In October 2017, the Receiver engaged a new manager for the facility at the request of the Company. In May 2019, the lease expired, and in July 2019 the facility was leased to Southern Hills Rehab Center LLC, a wholly owned subsidiary of the Company, to conduct operations. The approval of the transfer of the Certificates of Need and appropriate licenses to operate the facility was granted on December 1, 2019. The Company is currently operating the building independently.

(9) The Company plans to operate the Southern Hills ALF independently once COVID-19 is brought under control.

(10) The Company has been operating the Southern Hills Independent Living Facility (ILF) directly since September 2019. The facility does not provide healthcare services. It consists of private one- and two-bedroom units leased separately to individual tenants. The rollout of the ILF has been slowed due to COVID-19.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Edwards Redeemer, Southern Tulsa SNF and Southern Tulsa ALF and ILF, and Higher Call due to properties being independently operated, and GL Nursing):

Years
2020	$873,048
2021	1,764,942
2022	1,796,400
2023	1,828,480
2024	1,860,867
2025 and Thereafter	3,223,628

$11,347,365

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, notes receivable, restricted cash, accounts payable, debt and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values. The carrying value of debt approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the six months ended June 30, 2020 and 2019:

	2020	2019

Beginning Balance January 1	$-	$2,785

Change in Fair Value of Warrant Liability	-	(2,758)

Ending Balance, June 30	$-	$27

13. SEGMENT REPORTING

The Company had two primary reporting segments during the six months ended June 30, 2020, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $8,191,160 and $34,859,771, respectively, as of June 30, 2020 and $4,654,845 and $35,223,318, respectively, as of December 31, 2019.

	Statements of Operations Items for the Six Months Ended
	June 30, 2020			June 30, 2019
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$1,144,605	$-	$1,144,605	$1,825,575	$-	$1,825,575
Healthcare Revenue	-	7,837,461	7,837,461	-	1,063,928	1,063,928
Total Revenue	1,144,605	7,837,461	8,982,066	1,825,575	1,063,928	2,889,503
Expenses
General and Administrative	296,149	419,621	715,770	390,097	180,739	570,836
Property Taxes, Insurance and Other Operating	299,379	4,686,596	4,985,975	86,065	806,954	893,019
Provision for Bad Debts	-	263,890	263,890	-	-	-
Acquisition Costs	28,654	-	28,654	-	-	-
Depreciation	670,767	97,336	768,103	582,723	63,128	645,851
Total Expenses	1,294,949	5,467,443	6,762,392	1,058,885	1,050,821	2,109,706
Income (Loss) from Operations	(150,344)	2,370,018	2,219,674	766,690	13,107	779,797
Other (Income) Expense
Gain on Warrant Liability	-	-	-	(2,758)	-	(2,758)
Gain on Extinguishment of Debt	(80,400)	-	(80,400)	-	-	-
Gain on Sale of Investments	-	-	-	(1,069)	-	(1,069)
Gain on Proceeds from Insurance Claim	-	-	-	(270,264)	-	(270,264)
Interest Income	-	-	-	(7,003)	-	(7,003)
Interest Expense	1,010,360	106,211	1,116,571	989,042	81,818	1,070,860
Total Other (Income) Expense	929,960	106,211	1,036,171	707,948	81,818	789,766
Net Income (Loss)	(1,080,304)	2,263,807	1,183,503	58,742	(68,711)	(9,969)
Net Loss Attributable to Noncontrolling Interests	1,152	-	1,152	6,010	-	6,010
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(1,079,152)	$2,263,807	$1,184,655	$64,752	$(68,711)	$(3,959)

	Statements of Operations Items for the Three Months Ended
	June 30, 2020			June 30, 2019
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$623,593	$-	$623,593	$930,287	$-	$930,287
Healthcare Revenue	-	4,506,872	4,506,872	-	684,137	684,137
Total Revenue	623,593	4,506,872	5,130,465	930,287	684,137	1,614,424
Expenses
General and Administrative	147,579	225,128	372,707	278,327	99,030	377,357
Property Taxes, Insurance and Other Operating	153,539	2,500,692	2,654,231	25,241	518,590	543,831
Provision for Bad Debts	-	57,282	57,282	-	-	-
Acquisition Costs	13,763	-	13,763	-	-	-

Depreciation	335,408	45,477	380,885	291,362	31,564	322,926
Total Expenses	650,289	2,828,579	3,478,868	594,930	649,184	1,244,114
Income (Loss) from Operations	(26,696)	1,678,293	1,651,597	335,357	34,953	370,310
Other (Income) Expense
Gain on Warrant Liability	-	-	-	(2,655)	-	(2,655)
Gain on Extinguishment of Debt	(80,400)	-	(80,400)	-	-	-
Interest Income	-	-	-	(1,536)	-	(1,536)
Interest Expense	532,597	78,704	611,301	505,093	39,532	544,625
Total Other (Income) Expense	452,197	78,704	530,901	500,902	39,532	540,434
Net Income (Loss)	(478,893)	1,599,589	1,120,696	(165,545)	(4,579)	(170,124)
Net Loss Attributable to Noncontrolling Interests	2,859	-	2,859	1,869	-	1,869
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(476,034)	$1,599,589	$1,123,555	$(163,676)	$(4,579)	$(168,255)

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

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients, and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. Other claims against the former operator are pending.

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court will oversee the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations in light of the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. On January 15, 2020, the Receiver filed a Motion for the Court to authorize the Receiver to negotiate an Operations Transfer Agreement with the Company, which Motion was granted. On July 2nd, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. Nearly simultaneously Global Eastman, LLC secured an operating license from the state with an effective date of July 1, 2020. Pursuant to the terms of the OTA, Global Eastman has assumed all receivables and selected critical liabilities associated with the prior operator.

Village of Seville v. High Street Nursing, LLC, Wadsworth Municipal Court, State of Ohio, Case No 20-CRB-58.

This is an action filed March 2020 for sanctions against our subsidiary arising from a claimed nuisance activity (assaults on patients) at the skilled nursing facility. As we lease the facility to an operator, we have retained an attorney and entered a plea of Not Guilty. We are the landlord and do not believe we have any liability in this matter. The action was subsequently dismissed without prejudice.

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

Oliphant v. Global Eastman, LLC, et.al., State Court of Cobb County, State of Georgia, Civil Action No. 20-A-3983

This is a personal injury lawsuit against various defendants arising out of the death of a patient of the Eastman Healthcare & Rehab Center (the “Facility”). At all relevant times, the Facility was owned by the Company wholly owned subsidiary Dodge NH, LLC and leased to Eastman Health & Rehab LLC, an affiliate of Cadence Healthcare, as lease operator. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident complained of. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care.  The landlord is Dodge NH, LLC.  Global Eastman, LLC was not formed as a legal entity during the period of the incident and did not assume the past liabilities as part of the OTA with the receivership of Eastman Healthcare & Rehab LLC which was effective July 1, 2020.  Global Eastman LLC was formed on November 21, 2019. We strongly deny any liability and intend to vigorously defend. We believe that the likelihood of a material adverse outcome is extremely remote.

 15. SUBSEQUENT EVENTS

On July 2, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA was made effective July 1, 2020, as that was the effective date of the nearly simultaneous issuance of operating license from the state. Pursuant to the terms of the OTA, Global Eastman assumed all receivables and only selected critical ongoing liabilities associated with the prior operator. All other liabilities remain with the prior operator in the former entity.

Effective July 23, 2020, Global Fairland Property, LLC (“Fairland Property”), a newly formed wholly-owned subsidiary of the Company, signed a definitive Asset Purchase Agreement (the “Agreement’) pursuant to which Fairland Property intends to purchase a skilled nursing facility located in Fairland, Oklahoma consisting of 29 licensed beds and commonly known as “Family Care Center of Fairland” (the “Facility”). The purchase price of the Facility will be $796,500. The purchase and sale of the Facility is subject to numerous conditions, including satisfactory due diligence, financing, and other conditions customary in transactions of this nature. There can be no assurance that the transaction will be consummated.

Effective July 31, 2020 the Company received a line of credit of $500,000 and a construction loan of $750,000 to be used for renovation and capital investment in its Edwards facility from Southern Bank. Both loans carry an interest rate of 4.75% on principal balance and mature July 30, 2021.

On August 7, 2020, the Meadowview skilled-nursing facility owned by the Company was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline and, as a result, the facility has been closed. The Company has applied with the ODH for a new nursing home license which is pending. In September 2020, the ODH served notice that it intended to commence proceedings to revoke the license on the facility. The Company has not determined what other future courses of action may be required or appropriate.

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 443,431 shares of common stock for $75,385 or $0.17 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock were cancelled.

On September 29, 2020, the Company’s President and Chief Financial Officer and a member of the Board of Directors resigned from all positions with the Company. The resignations were prompted by regulatory issues not involving the Company or its subsidiaries.

On October 30, 2020, the Company purchased from two former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $108,000 for $90,000 of cash and will recognize a gain of $18,000.

Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 150,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. The Company also repaid the remaining $150,000 of 10% Senior Unsecured Notes.

On November 13, 2020, the Company’s Board of Directors approved the repurchase for redemption of 104,715 shares of common stock for $26,718 or $0.25 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock were cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

Starting in March, the COVID-19 pandemic, and measures to prevent its spread began to affect us in a number of ways. In our operating portfolio, occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. These trends accelerated in April and May, and are expected to continue through at least June 2021, impacting revenues and net operating income.

Our triple-net tenants experienced similar trends, which has put them under increased operational and financial pressure. Without financial support or other government assistance, certain of our triple-net tenants will likely experience worsening financial conditions through the second quarter of 2021, which would pressure their rent coverage ratios and may affect their ability to pay us contractual rent in full on a timely basis.

As of the date of this Report, four of our facilities have reported “presumptive positive” cases of COVID-19 involving both employees and residents. The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and state Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at all of our facilities are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Additionally, as of the date of this Report, none of our third party operators have reported any occurrences of COVID-19 in any of the buildings they are managing. Our operators have also reported to us that they currently have adequate supply levels, including appropriate quantities of Personal Protective Equipment (PPE) for staff. Additionally, as of the date of filing the Company has received no additional information.

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

In April and May, we applied for and were approved for an aggregate of $1,610,169 in PPP loans issued by the SBA. As a result of newly adopted amendments to the PPP program, 60% of the PPP loan amount must be expended on payroll in the 24 week-period following the loan date. We believe that most if not all the PPP loans will be eligible to be forgiven under the PPP guidelines. Any portion that is not forgiven must be repaid over two years.

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

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows but it could be material.

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

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update skilled nursing facility rates and policies for fiscal year 2021, which starts October 1, 2020. CMS estimates that payments to skilled nursing facilities would increase by $784 million, or 2.3%, for fiscal year 2021 compared to fiscal year 2020. CMS also proposes to revise the geographic wage index and apply a cap on wage index decreases used in setting skilled nursing facility rates. The proposal would also make changes to the patient classifications under the Patient Driven Payment Model and certain minor policy changes to the Value-Based Purchasing program. Those rules were finalized in October 2020.

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

In connection with the acquisition of Higher Call, the Company entered two credit facilities, summarized as follows:

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

Properties

As of June 30, 2020, we owned twelve long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2020:

Property Name	Location	Effective Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Outstanding Debt at June 30, 2020

Eastman Nursing Home (a/k/a Middle Georgia) (1)	Eastman, GA	100%	3/15/2013	28,808	$5,000,000	$3,969,841

Warrenton Health and Rehabilitation	Warrenton, GA	100%	12/31/2013	26,894	$3,500,000	$3,704,959

Southern Hills Retirement Center	Tulsa, OK	100%	2/7/2014	104,192	$2,000,000	$7,227,074

Goodwill Nursing Home (a/k/a Archway)(1)	Macon, GA	85%	5/19/2014	46,314	$7,185,000	$5,295,771

Edwards Redeemer Health & Rehab (a/k/a Tiaps)	Oklahoma City, OK	100%	9/16/2014	31,939	$3,142,233	$2,065,773

Providence of Sparta Nursing Home	Sparta, GA	100%	9/16/2014	19,441	$2,836,930	$2,893,371

Meadowview Healthcare Center	Seville, OH	100%	9/30/2014	27,500	$3,000,000	$2,834,400

Grand Prairie Nursing Home	Lonoke, AR	100%	9/16/2014	40,737	$6,742,767	$4,618,006

Glen Eagle Healthcare & Rehab	Abbeville, GA	100%	5/25/2016	29,393	$2,100,000	$3,036,436

Higher Call Nursing Center (1)	Quapaw, OK	100%	3/2/2020	20,694	$1,300,000	$1,187,601

(1)	Outstanding Debt includes senior and subordinated debt, but excludes intercompany subordinated debt owed to wholly owned affiliates of the Company that are eliminated in consolidation of financial statements.

Property Name	2020 Base Revenue Per Lease	Operating Lease Expiration

Eastman Nursing Home (a/k/a Middle Georgia)	$720,000	October 31, 2022
Warrenton Health and Rehabilitation	$642,846	June 30, 2026
Southern Hills Retirement Center	$12,000	-
Goodwill Nursing Home (a/k/a Archway)	$560,138	February 1, 2027
Edwards Redeemer Health & Rehab (a/k/a Tiaps)	$574,958	October 31, 2022
Providence of Sparta Nursing Home	$494,496	June 30, 2026
Meadowview Healthcare Center	$-	November 30, 2023
Grand Prairie Nursing Home	$-	-
Glen Eagle Healthcare & Rehab	$-	-
Higher Call Nursing Center	$-

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2020, the Company had net income of $1,183,503 and reported net cash provided by operations of $1,409,936. However, the Company has incurred net losses in each of the previous five fiscal years and, as of June 30, 2020, had an accumulated deficit of $10,792,565. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues and cash flows to operate profitably and meet contractual obligations or raise additional capital through debt financing or through sales of common stock.

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

Results of Operations - Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Rental revenues for the six-month periods ended June 30, 2020 and 2019 totaled $1,144,605 and $1,825,575, respectively, a decrease of $680,970. The Company also had healthcare revenue of $7,837,461 for the six months ended June 30, 2020, compared to $1,063,928 for the six months ended June 30, 2019. Factors that contributed to the decrease in rental revenue included the appointment of a receivership at Eastman as well as the closure of Edwards Redeemer. Also, the Southern Tulsa facility is operated directly by the Company as of December 1, 2019, increasing Healthcare revenues but decreasing rental revenues. The acquisition of the Higher Call Nursing Center also increased healthcare revenues. Looking forward, we anticipate growing the rental revenue at the Southern Hills ILF facility in 2020 and beyond, but the shift toward healthcare revenue will continue as we operate more facilities directly.

General and administrative expenses were $715,770 and $570,836 for the six-month periods ended June 30, 2020 and 2019, respectively, an increase of $144,934 primarily due to additional expenses with the Southern Tulsa facility being operated directly by the Company as of December 1, 2019 and Higher Call Nursing Center as of March 1, 2020. The Company stringently reviews its costs regularly but believes its cost structure has been optimized for its current portfolio. For the six months ended June 30, 2020 and June 30, 2019, respectively, general and administrative expenses included $0 and $174,979 of share-based compensation related to restricted stock and common stock awards, and for the six months ended June 30, 2020 the company reversed expenses of $8,750 related to the forfeiture of restricted stock awards in the prior year.

Property taxes, insurance, and other operating expenses totaled $4,985,975 and $893,019 for the six-month periods ended June 30, 2020 and 2019, respectively. Lessees are responsible for the payment of insurance, taxes, and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We are also responsible for all working capital related to our Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, and Edwards properties.

Expenses related to the provision for bad debt was $0 for the six months ended June 30, 2019 and $263,890 for the six months ended June 30, 2020, an increase of $263,890. The Company’s greatly increased Healthcare Services operations require more complicated billing and less certain collection, and the Company anticipates and preemptively records bad debt expense as a proportion of revenues.

Depreciation expense increased $122,252 from $645,851 for the six months ended June 30, 2019 to $768,103 for six months ended June 30, 2020.

The Company had no interest income for the six months ended June 30, 2020 and $7,003 interest income for the six months ended June 30, 2019.

Interest expense increased $45,711 from $1,070,860 for the six months ended June 30, 2019 to $1,116,571 for the six months ended June 30, 2020. We capitalized $135 of interest during the six months ended June 30, 2020.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2020, as our projected cash flow from operations will be insufficient to retire the debt. Our restricted cash approximated $425,000 as of June 30, 2020 and is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home.

Cash provided by operating activities was $1,409,936 for the six months ended June 30, 2020 compared to cash provided by operating activities of $400,839 for the six months ended June 30, 2019. Cash flows from operations were beneficially impacted by increased net income offset primarily by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities during the first six months of 2020.

Cash used in investing activities was $1,231,357 for the six-month period ended June 30, 2020 compared to cash used in investing activities of $1,458,097 for the six-month period ended June 30, 2019. The decrease reflects less spending on property renovations and refurbishments offset by net cash paid in the acquisition of Higher Call assets.

Cash provided by financing activities was $2,098,059 for the six months ended June 30, 2020 compared to cash provided by financing activities of $1,378,919 for the six months ended June 30, 2019. During the first six months of 2020, we received proceeds from the issuance of debt of $2,821,890 and made payments on debt of $675,736. During the first six months of 2019, we issued $1,676,354 in debt in cash and made cash payments on debt of $273,550.

As of June 30, 2020, and December 31, 2019, our debt balances consisted of the following:

	June 30, 2020	December 31, 2019

Senior Secured Promissory Notes	$1,545,000	$1,485,000
Senior Unsecured Promissory Notes	300,000	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	29,399,050	22,427,949
Variable-Rate Mortgage Loans	5,663,646	4,618,006
Line of Credit, Senior Secured	-	7,230,582
Other Debt, Subordinated Secured	1,045,561	1,386,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Paycheck Protection Program Loans	1,610,169	-

	40,688,426	38,472,537

Unamortized Discount and Debt Issuance Costs	(455,303)	(493,353)

	$40,233,123	$37,979,184

As presented in the Consolidated Balance Sheets:

Debt, Net	$39,113,315	$36,954,184

Debt - Related Parties, Net	1,119,808	1,025,000

	$40,233,123	$37,979,184

The weighted average interest rate and term of our fixed rate debt are 5.38% and 7.16 years, respectively, as of June 30, 2020. The weighted average interest rate and term of our variable rate debt are 5.89% and 17.58 years, respectively, as of June 30, 2020.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Face	Principal Outstanding at		Stated	Maturity
Property	Amount	June 30, 2020	December 31, 2019	Interest Rate	Date

Southern Hills Retirement Center (1)(2)	$7,227,074	$7,227,074	$7,230,582	4.75% Fixed	June 18, 2023
Eastman Nursing Home (1)(3)	3,570,000	3,394,866	3,451,593	5.50% Fixed	October 26, 2021
Goodwill Nursing Home (1)(4)	4,268,878	4,242,171	4,286,237	4.75% Fixed	April 12, 2025
Warrenton Nursing Home (5)	3,768,600	3,704,959	3,739,942	3.73% Fixed	July 1, 2049
Edward Redeemer Health & Rehab(6)	2,065,804	2,065,773	2,074,958	4.75% Fixed	June 29, 2021
Glen Eagle Health and Rehab(7)	3,119,214	3,036,436	3,083,006	5.50% Fixed	May 25, 2021
Providence of Sparta Nursing Home (8)	3,039,300	2,893,371	2,923,013	3.50% Fixed	November 1, 2047
Meadowview Healthcare Center (9)	3,000,000	2,834,400	2,869,200	6.00% Fixed	October 30, 2022
GL Nursing Home(10)	5,000,000	4,618,006	4,618,006	Prime Plus 1.50%/ 5.75% Floor	August 3, 2037
Higher Call Nursing Center (11)	1,051,721	1,045,640	-	Prime Plus 2.00%	March 3, 2040

		$35,062,696	$34,276,537

(1)	Mortgage loans are non-recourse to the Company except for (i) the senior loan held by ServisFirst Bank on Meadowview (Ohio), (ii) the loans held by Colony Bank on Eastman and Glen Eagle, and (iii) the Southern Hills line of credit and Goodwill loan owed to Southern Bank (formerly First Commercial Bank).
(2)

On October 31, 2017, the Company, through its wholly-owned subsidiaries Southern Tulsa, LLC and Southern Tulsa TLC, LLC, as Co-Borrowers, consummated a new Line of Credit with Southern Bank (formerly First Commercial Bank) pursuant to a Promissory Note in the principal amount of $7,229,052 (the “Line of Credit”). Under the Line of Credit, the Company refinanced the prior mortgage on its skilled nursing facility in Tulsa for $1,546,801, funded open market and tender offer purchases of its Industrial Revenue Bonds covering the ALF and ILF as well as provided working capital for improvements to the ALF and ILF. As of June 30, 2020, a total of $7,227,074 was drawn under the Line of Credit, and as of December 31, 2019, a total of $7,230,582 was drawn under the Line of Credit. Modifications to the loan in June 2020 effectively convert it from a line of credit to a term loan and is treated as debt extinguishment.

The interest rate on the Line of Credit increased from 5.25% to 5.75% effective April 28, 2019 and subsequently was reduced to 4.75% as part of a new three-year loan renewal. Monthly payments of interest began on November 30, 2017 and continue until the Promissory Note is paid in full on the Maturity Date. The Maturity Date was been extended multiple times in three month increments initially from April 30, 2018 to May 5, 2020, and subsequently to June 18, 2023 with a principal amount of $7,227,074. During the six months ended June 30, 2020, the Company capitalized $33,095 in loan costs paid. The Credit Note is secured by a First Mortgage and Assignment of Rents on Real Property for Southern Hills Rehabilitation Center, a Junior Lien and Assignment of Rents on Real Property for its Southern Hills Independent Living Facility location and a Junior Lien on Real Property for its Southern Hills Assisted Living Facility location. With the retirement of the Tulsa Industrial Authority Bonds effective November 1, 2018, Southern Bank (formerly First Commercial Bank) moved into a senior position on the ALF and ILF properties.

(3)	The loan at Eastman was renewed on November 26, 2018 with the maturity date extended to October 26, 2021. For the six months ended June 30, 2020, amortization expense related to loan costs totaled $643.
(4)	The maturity date for the loan at Goodwill Nursing was extended to April 12, 2025 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of $4,268,878, and the interest rate was decreased to 4.75%, from 5.50%. The modification of the loan was substantial and resulted in an extinguishment of the original loan.
(5)	The original maturity date for the loan was extended on January 19, 2019 to January 20, 2020 and the Company capitalized $8,885 in loan costs paid. The loan was refinanced in June 2019. The Company has incurred $156,671 in unamortized loan costs to refinance this debt with another lender. The refinance was treated as debt extinguishment, with a new maturity date of July 1, 2049 and an interest rate of 3.73%. For the six months ended June 30, 2020, amortization expense related to loan costs totaled $2,611.

(6)	The maturity date for the loan at Edwards Redeemer was extended to June 29, 2021 in June 2020. The face value of the note was adjusted to the principal outstanding at the time of the modification, $2,065,804, and the interest rate was decreased from 5.50% to 4.75%.
(7)	Amortization expense related to loan costs of this loan totaled $437 for the six months ended June 30, 2020. Amortizing payments began in January 2019. In June 2018 the Company converted the original note to a fixed note which qualified as debt extinguishment, unamortized debt discount on the original note was expensed as a loss on extinguishment of $27,794. In April 2018, the Company capitalized $22,800 in fees and interest and added it to principal. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender. In October 2018 the Lender extended the Company a line of credit with a limit of $200,365 to provide working capital to scale operations at the facility. The line of credit was expanded in February 2019 to $400,000 with a maturity date of September 30, 2019. Prior to September 30, 2019, the Company had drawn $400,000 on the line which was subsequently merged into the amortizing note due May 25, 2021.
(8)	The senior debt and subordinated debt owed in relation to Providence of Sparta was refinanced into a single senior HUD note during 2017. Amortization expense related to loan costs totaled $2,492 for the six months ended June 30, 2020. The interest rate was reduced from 3.88% to 3.50% as part of a refinance completed in April 2020.
(9)	Amortization expense related to loan costs of this loan totaled $4,652 for the six months ended June 30, 2020. The Company is subject to financial covenants and customary affirmative and negative covenants, including compliance with the covenants of all other notes and bonds. As of June 30, 2020, the Company was not in compliance with some unrelated notes and bonds, which is considered to be a technical Event of Default as defined in the note agreement, but the Company believes that it is in good standing with the Lender.
(10)	The mortgage loan collateralized by the GL Nursing Home is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2020, the Company was not in compliance with certain of these financial and non-financial covenants which is considered to be a technical Event of Default as defined in the note agreement. The Company is also delinquent in installment payments due under the mortgage. Remedies available to the lender in the event of a continuing Event of Default, at its option, include, but are not necessarily limited to the following (1) lender may declare the principal and all accrued interest on the note due and payable; and (2) lender may exercise additional rights and remedies under the note agreement to include taking possession of the collateral or seeking satisfaction from the guarantors. The Company has been notified by the lender regarding the Events of Default. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(11)	In connection with the acquisition of Higher Call, the Company entered into a senior loan agreement with Security Bank in the principal amount of $1,051,721. This loan accrues interest at the rate of 6.5% per annum and is payable in monthly installments of $7,907. The loan is secured by a senior Mortgage, Security Agreement and Assignment of Rents covering the Higher Call facility and a UCC Security Interest covering the personal property and other non-real estate assets. The Company is subject to financial covenants and customary affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with these covenants.

We have $3.4 million of debt maturing and expect principal reduction payments of approximately $528,000 in the next twelve months. There is also $10.5 million in debt in technical default maturing after June 30, 2021 but shown due immediately. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance $1.2 million in loans maturing in 2020 as the associated properties meet loan to value requirements currently being employed in commercial lending markets, and have already refinanced or repaid $300,000 in loans matured or maturing in 2020. We have $325,000 in note obligations maturing in 2020. Following is a summary of our subordinated debt and corporate debt as of June 30, 2020 and December 31, 2019.

Other Debt

Our subordinated debt at June 30, 2020 and December 31, 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

	Face	Principal Outstanding at		Stated Interest	Maturity
Property	Amount	June 30, 2020	December 31, 2019	Rate	Date
Goodwill Nursing Home (1)	$2,180,000	$1,053,600	$1,536,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center (2)	150,000	141,961	-	8% Fixed	April 1, 2024

		$1,195,561	$1,536,000

(1)	The subordinated note on Goodwill matured on July 1, 2015. Investors in the Goodwill note were entitled to an additional 5% equity in Goodwill Hunting, LLC every six months if the note is not paid when due. Effective December 31, 2015, the investors holding the subordinated debt executed an Agreement Among Lenders pursuant to which they (i) agreed to waive any and all equity ratchets and (ii) agreed to extend the maturity date of the subordinated debt to June 30, 2017. In exchange, Goodwill Hunting agreed to pay the investors an additional one-time premium equal to 5% of the principal amount of the individual note at such time as the note is repaid. Effective May 3, 2017, we entered into an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400, and subsequently in October purchased from two more investors an aggregate amount of $108,000 for $90,000 of cash and will recognize a gain of $18,000 The Company has not repaid or renewed the note as of June 30, 2020 and it is technically in default.

(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at June 30, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest
Series	Amount	June 30, 2020	December 31, 2019	Rate	Maturity Date

10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	300,000	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,520,000	1,520,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,820,000	$2,660,000

Paycheck Protection Program Loans

On April 20, 2020, the Company through its subsidiaries received a loan of $574,975 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act.

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act.

Contractual Obligations

As of June 30, 2020, we had the following contractual obligations:

	Total Contractual Terms	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes Payable - Principal	$40,688,426	$14,380,281	$15,307,172	$4,202,025	$6,798,948
Notes Payable - Interest	7,239,368	1,489,315	1,861,203	897,581	2,991,269

Total Contractual Obligations	$47,927,794	$15,869,596	$17,168,375	$5,099,606	$9,790,217

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

Subsequent Events

On July 2, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. The OTA was made effective July 1, 2020, as that was the effective date of the nearly simultaneous issuance of operating license from the state. Pursuant to the terms of the OTA, Global Eastman assumed all receivables and only selected critical ongoing liabilities associated with the prior operator. All other liabilities remain with the prior operator in the former entity.

Effective July 23, 2020, Global Fairland Property, LLC (“Fairland Property”), a newly formed wholly-owned subsidiary of the Company, signed a definitive Asset Purchase Agreement (the “Agreement’) pursuant to which Fairland Property intends to purchase a skilled nursing facility located in Fairland, Oklahoma consisting of 29 licensed beds and commonly known as “Family Care Center of Fairland” (the “Facility”). The purchase price of the Facility will be $796,500. The purchase and sale of the Facility is subject to numerous conditions, including satisfactory due diligence, financing, and other conditions customary in transactions of this nature. There can be no assurance that the transaction will be consummated.

Effective July 31, 2020 the Company received a line of credit of $500,000 and a construction loan of $750,000 to be used for renovation and capital investment in its Edwards facility from Southern Bank. Both loans carry an interest rate of 4.75% on principal balance and mature July 30, 2021.

On August 7, 2020, the Meadowview skilled-nursing facility owned by the Company was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline and, as a result, the facility has been closed. The Company has submitted an application with the ODH for a new nursing home license which is pending. In September 2020, the ODH issued notice that intends to commence proceedings to revoke the license on the facility. The Company has not determined what other future courses of action may be required or appropriate.

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 443,431 shares of common stock for $75,385 or $0.17 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock were cancelled.

On September 29, 2020, the Company’s President and Chief Financial Officer and a member of the Board of Directors resigned from all positions with the Company. The resignations were prompted by regulatory issues not involving the Company or its subsidiaries.

On October 30, 2020, the Company purchased from two former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $108,000 for $90,000 of cash and will recognize a gain of $18,000.

Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 150,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. The Company also repaid the remaining $150,000 of 10% Senior Unsecured Notes.

On November 13, 2020, the Company’s Board of Directors approved the repurchase for redemption of 104,715 shares of common stock for $26,718 or $0.25 per share in a privately negotiated transaction. The redemption has been completed and the shares of common stock were cancelled.

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

Our management, including our CEO and CFO, the same individual as of filing, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dodge NH, LLC v. Eastman Healthcare & Rehab, LLC, Superior Court of Dodge County, State of Georgia, File No. 19V-8716.

This action was brought by us against the former lease operator for numerous violations of the operating lease, including violation of the cross-default provisions with Edwards Redeemer, which had been operated by an affiliate of the Eastman operator. We also served a Notice of Termination with respect to the operating lease. On October 18, 2019, the Court entered an Order granting to us a Temporary Restraining Order requiring the lease operator to maintain the status quo of the facility. On November 21, 2019, the prior Temporary Restraining Order was superseded by an Order Appointing Receiver requested by the Company’s subsidiary Dodge NH, LLC. Under the Order, a Receiver designated by us and approved by the Court will oversee the operations at the facility. This Order will mitigate any potential disruption to the facility’s ongoing operations considering the various disputes between the Company and the former operator, Eastman Healthcare & Rehab LLC, an affiliate of Cadence Healthcare Solutions, LLC. On January 15, 2020, the Receiver filed a Motion for the Court to authorize the Receiver to negotiate an Operations Transfer Agreement with the Company, which Motion was granted. On July 2nd, 2020, the court approved the Operations Transfer Agreement (“OTA”) from the receiver to Global Eastman, LLC, newly formed subsidiary of the Company. On the same date, Global Eastman, LLC secured an operating license from the state. Pursuant to the terms of the OTA, Global Eastman will assume all receivables and selected critical liabilities associated with the prior operator.

Village of Seville v. High Street Nursing, LLC, Wadsworth Municipal Court, State of Ohio, Case No 20-CRB-58.

This is an action filed March 2020 for sanctions against our subsidiary arising from a claimed nuisance activity (assaults on patients) at the skilled nursing facility. As we lease the facility to an operator, we have retained an attorney and entered a plea of Not Guilty. We are the landlord and do not believe we have any liability in this matter. The action was subsequently dismissed without prejudice.

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

Oliphant v. Global Eastman, LLC, et.al., State Court of Cobb County, State of Georgia, Civil Action No. 20-A-3983

This is a personal injury lawsuit against various defendants arising out of the death of a patient of the Eastman Healthcare & Rehab Center (the “Facility”). At all relevant times, the Facility was owned by the Company and leased to Eastman Health & Rehab LLC, an affiliate of Cadence Healthcare, as lease operator. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident complained of. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care. We strongly deny any liability and intend to vigorously defend. We believe that the likelihood of a material adverse outcome is extremely remote.

Item 1A. Risk Factors

COVID

The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: Our revenues and our operators’ revenues are dependent, in part, on occupancy. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, we and our operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experience significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

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

SEC ADMINISTRATIVE ORDER

On September 25, 2020, the SEC issued an Administrative Order against Sabra Capital Partners, LLC and Zvi Rhine requiring that those respondents cease and desist from further violations of certain federal securities laws. The full text of that Order is a matter of public record and can be found at the SEC’s website: www.sec.gov. Following the entry of that Order, on September 29, 2020, Mr. Rhine voluntarily resigned as a Director, President and CFO of the Company. The Company intends to engage a new CFO and is actively recruiting. Effective October 1, 2020, the Company entered into a consulting agreement with Mr. Rhine which is terminable by either party on 30 days’ notice after December 31, 2020. Mr. Rhine will be paid a fee of $15,000 per month. The agreement contains customary covenants concerning corporate opportunity and non-compete. Mr. Rhine will provide consulting services related to the Company’s operations, but under no circumstances will those services include or relate to, directly or indirectly, the Company’s financial management and reporting. Nevertheless, it is likely that Mr. Rhine’s resignation may have a disruptive effect on the Company’s near-term operations.

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

GLOBAL HEALTHCARE REIT, INC.

Date: November 18, 2020	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

