Form 10-K
period 2020-12-31
GLOBAL HEALTHCARE REIT, INC.
filed 2021-03-31
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the 22,858,454 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $4,343,106 computed by reference to the price at which the common equity was last sold at June 30, 2020.

The number of shares outstanding of the registrant’s common stock as of March 31, 2021 is 26,866,379.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

GLOBAL HEALTHCARE REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and,
*	expectations regarding competition from other companies.
*	the duration and scope of the COVID-19 pandemic
*	the impact of the COVID-19 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants.
*	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operators/tenants.
*	The effects of health and safety measures adopted by us and our operators/tenants in response to the COVID-19 pandemic.
*	Increased operational costs because of health and safety measures related to COVID-19.
*	The impact of the COVID-19 pandemic on the business and financial conditions of our operators/tenants and their ability to pay rent.
*	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19.
*	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

Although we believe that any forward-looking statements, we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;
*	developments that make our facilities less competitive;
*	changes in our business strategies;
*	the level of demand for our facilities; and
*	regulatory changes affecting the healthcare industry and third-party payor practices.

PART I

ITEM 1.	BUSINESS

Background

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was initially organized for the purpose of investing in real estate related to the long-term care industry. Intentionally, in 2019 the Company’s focus began to shift from leasing long-term care facilities to third-party, independent operators towards an owner operator model, where wholly-owned subsidiaries will operate these facilities. As a result, the Company no longer intended to elect to qualify as a REIT and is in the process of gaining approval for a name change and other charter provision changes to better reflect its current business model. In 2020, the Company adopted an assumed tradename “Selectis Health, Inc.” and intends to formally change its name to that moniker at the next annual meeting of shareholders.

Prior to the Company changing its name to Global Healthcare REIT, Inc. on September 30, 2013, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (“WPF”). WPF was merged into the Company in 2019.

We acquire, develop, lease, manage and dispose of healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (xi) owning healthcare operations.

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

In the future, the Company intends to continue to search for operations that will enhance our portfolio of healthcare centers.

Real Estate Industry

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses.

The Company owns 13 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations. In the future, the Company intends to own and operate all future facilities.

Business Strategy

Our primary goal is to increase shareholder value through profitable growth and conscious care at our operations. Our investment strategy to achieve this goal is based on three principles: (i) quality healthcare for our residents, (ii) opportunistic investing, (iii) portfolio diversification and (iv) conservative financing.

Quality Healthcare for our Residents

Our healthcare operations continue to bolster our revenue. Over the last two years, our operational footprint has grown from one facility to five. The mix of our revenues, from leasing facilities to our owner operator model has shifted drastically from rents to healthcare, as well. To ensure this continues our operational teams and staff at our facilities is dedicated to maintaining the highest of standards, and quality care metrics in line with, but not limited to, the CDC, ADA, CMS, and all state and local guidelines.

Opportunistic Investing

We will make investment decisions that are expected to drive profitable growth and create shareholder value. We will perform in depth due diligence and quantitative and qualitative analyses to ensure that we position ourselves to create and take advantage of situations to meet our goals and investment criteria that will continue to add to the Company’s strategic and financial value.

Portfolio Diversification

We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant, and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing this strategy of diversification, we will monitor, but will not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or mortgage loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

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

Competition

Investing in real estate serving the healthcare industry is highly competitive. We will face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.

Income from our facilities is dependent on the ability of our operations and tenants to compete with other healthcare companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal, and state payment programs as well as the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators.

Healthcare Segments

Post-acute/skilled nursing. Skilled Nursing Facilities (“SNF”) offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis.

Post-acute/skilled nursing services provided by our operations and tenants in these facilities will be primarily paid for either by private sources or through the Medicare and Medicaid programs.

Independent Living Facilities (“ILFs”). ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living (“ADL”), such as bathing, eating, and dressing. However, residents have the option to contract for these services.

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

Assisted Living Facilities. ALFs are licensed care facilities that provide personal care services, support, and housing for those who need help with activities of daily living yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

Continuing Care Retirement Communities (“CCRCs”). CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to “age in place.” Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals, and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

Investments

Direct Ownership. We plan to primarily generate revenue by purchasing properties and operating the facilities internally. Most of our revenue will be received from government agencies, hospice companies, managed care contracts and private pay receipts that will provide for a substantial recovery of operating expenses including but not limited to staffing, supplies, bed taxes, real estate taxes, repairs and maintenance, utilities, and insurance. For existing properties with leases in place, our rents will be received from leases under triple net leases.

Operating properties. We may enter contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”). Additionally, as an owner operator, our local teams work to create alignment with our internal health care providers to scale operating efficiencies, and/or ancillary services to drive profitable growth.

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

Debt investments. Our mezzanine loans will generally be secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our interest in mortgages and construction financing will typically be issued by federal, state, and/or local banks and will generally be secured by healthcare real estate.

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

Recent Financings

2018 Senior Secured Note Offering

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, and Warrant for each $1.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $0.50 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants which the Company had previously sold in the 2016 and 2017 Senior Note Offerings for Units in the Offering. In 2019, an additional $100,000 was exchanged. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. As a result of the exchanges since the offering began, only $25,000 of 10% Senior Secured Notes due on December 31, 2018 remain outstanding as of December 31, 2020, as all other previously outstanding senior notes have been exchanged for new 11% Senior Secured Notes due in 2021.

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

Starting in March 2020, the COVID-19 pandemic, and measures to prevent its spread began to affect us in a number of ways. In our operating portfolio, occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operators took appropriate actions to protect residents and caregivers. These trends accelerated in April and May, and are expected to continue through at least June 2021, impacting revenues and net operating income.

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

The federal government, as well as state and local governments, have implemented or announced programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefit or could benefit our company, tenants, operators, borrowers, and managers. While these government assistance programs are not expected to fully offset the negative financial impact of the pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded, we are monitoring them closely and have been in active dialogue with our tenants, operators, borrowers, and managers regarding ways in which these programs could benefit them or us.

The COVID-19 pandemic is rapidly evolving. The information in this Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results, and financial condition.

We expect the trends highlighted above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business, tenants, and operators and whether a resurgence of the outbreak occurs. Due to these uncertainties, we are not able at this time to estimate the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows but it could be material.

PPP and CARES Act

In April and May of 2020, we applied for and were approved for an aggregate of $1,610,169 in Paycheck Protection Program (“PPP”) loans issued by the SBA. As a result of newly adopted amendments to the PPP program, 60% of the PPP loan amount must be expended on payroll in the 24 week-period following the loan date. On November 19, 2020, the Company received notice of forgiveness of the entire balance on two of its three loans obtained through the PPP (the “PPP Loans”) of the CARES Act. The forgiveness included principal of $324,442 and $710,752, as well as interest payable of $1,794 and $3,869. The Company has applied for forgiveness on the remaining $574,975 principal and interest payable of $4,017, was approved by our Lender, and is awaiting final forgiveness from the SBA.

Government Regulations, Licensing and Enforcement

Overview

Our operations, and tenants will typically be subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and our operations to civil, criminal, and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operations can all have a significant effect on the financial condition of the property, which in turn may adversely impact us.

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our operations and tenants by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operations base to limit our exposure to any single entity, and seeking tenants and operations that are not largely dependent on Medicaid reimbursement for their revenues. In addition, we ensure in each instance that our operators have obtained all necessary licenses and permits before beginning operations and require that those operators covenant that they will comply with all applicable laws and regulations in connection with the facility operations.

The following is a discussion of certain laws and regulations generally applicable to our operations and tenants.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operations and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

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

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio will be subject to extensive federal, state, and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and our ability to expand or operative effectively.

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

Environmental Matters

A wide variety of federal, state, and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state, and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

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

This summary does not discuss all the aspects of U.S. federal income taxation that may be relevant to you considering your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning, and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the U.S. federal, state, local, foreign, and other tax consequences of acquiring, owning, and selling our securities.

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates, or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

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

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including skilled nursing facilities, respond to the COVID-19 pandemic. These include, waiving the skilled nursing facility’s 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow skilled nursing facilities and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state, and federal authorities.

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

EMPLOYEES

As of December 31, 2020, the Company and its subsidiaries had 287 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has subjected our business, operations, and financial condition to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experienced significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position, and access to capital markets.

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

As of December 31, 2020, we owned thirteen long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2020:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds	Average Occupancy
Arkansas	1	-	1	-	40,737	-	141	74%
Georgia	5	2	3	31,747	92,649	211	181	80%
Ohio	1	-	1	-	27,500	-	100	-
Oklahoma	6	5	1	131,037	31,939	417	-	52%
Total	13	7	6	162,784	192,825	628	422	60%

ITEM 3.	LEGAL PROCEEDINGS

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

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients, and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. We have entered into a Settlement Agreement and Release with the Receiver and an Operations Transfer Agreement pursuant to which out newly formed subsidiary will acquire the assets and operations of the facility. While awaiting Court approval of those two agreements, we have been completing extensive remodeling of the facility.

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

In the matter of Austin.

On December 23, 2020, we received written notice from an attorney of the intent to assert an action for damages against Dodge NH, LLC, which is our subsidiary that owns the nursing facility in Eastman Georgia. The action arises from the shooting death outside of the facility of a woman that worked for our cleaning contractor that cleaned the nursing home. The woman was shot by her former boyfriend who then committed suicide. The incident occurred in December 2019 when the facility was operated by a third-party operator who was in receivership. We do not believe there is any basis in law or fact to hold the owner of the real estate liable, and as a result management of the Company believes that the likelihood of a material adverse outcome is remote.

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. A Status Conference is scheduled for May 13, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding shares of the Company’s common stock are traded over-the-counter and quoted on the OTC.Pink under the symbol “GBCS”. On April 25, 2011, the quotation was moved from the OTCBB to the OTC.Pink due to the lack of a market maker. The reported high and low bid and ask prices for the common stock are shown below for the period from January1, 2019 through December 31, 2020.

	High	Low
Jan - Mar 2019	$0.35	$0.28
Apr - June 2019	$0.42	$0.30
July - Sept 2019	$0.35	$0.21
Oct - Dec 2019	$0.30	$0.19
Jan - Mar 2020	$0.24	$0.19
Apr - June 2020	$0.27	$0.16
July - Sept 2020	$0.21	$0.13
Oct - Dec 2020	$0.53	$0.13

The closing price of the Company’s common stock as of March 25, 2021 was $0.55, as reported on the OTC.Pink. The OTCBB and OTC.Pink prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of March 31, 2021, there were approximately 820 record owners of the Company’s common stock not including stock held in street name.

The OTC.Pink is a quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on any national securities exchange. The OTC.Pink is not an issuer listing service, market, or exchange. Although the OTC.Pink does not have any listing requirements, per se, to be eligible for quotation on the OTC.Pink, issuers must remain current in their filings with the SEC or applicable regulatory authority.

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2020 and 2019, the Company paid no dividends on common stock but did pay the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, and other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any formal equity compensation plans.

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	-0-	$0.00	-0-
Equity compensation plans not approved by security holders(1)	600,000	$0.36	-0-
Total	600,000	$0.36	-0-

(1)	The Company entered into an Employment Agreement with Zvi Rhine on April 1, 2018 with an effective date of January 1, 2018. Under the terms of the Agreement, Mr. Rhine was granted options exercisable to purchase 600,000 shares of common stock at an exercise price of $0.36 per share. Of the options, 150,000 vested immediately, 150,000 vested April 1, 2019, 150,000 vested October 1, 2019 and 150,000 vested April 1, 2020. Mr. Rhine was also granted a restricted stock award of 150,000 shares of common stock on April 1, 2018, vesting one-half each on January 1, 2019 and January 1, 2020. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a restricted stock award of 272,727 shares of Common Stock. On September 29, 2020, Mr. Rhine, resigned from all positions with the Company and from his Board seat. The resignations were prompted by regulatory issues not involving the Company or its subsidiaries. Effective October 1, 2020, the Company entered into a consulting agreement with Mr. Rhine with a termination date of December 31, 2020. In mid-December 2020, the Company advised Mr. Rhine that it would not be renewing his consulting agreement beyond the termination date.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2020 totaled $2,112,459, compared to $3,267,644 for the year ended December 31, 2019, a decrease of $1,155,185. The Company also had Healthcare revenue of $18,816,239 for the year end December 31, 2020, an increase of $15,153,895, compared to $3,662,344 for the year ended December 31, 2019. Factors that contributed to the decrease in rental revenue included the appointment of a receivership at Eastman as well as the closure of Edwards Redeemer. Also, the Southern Tulsa facility is operated directly by the Company as of December 1, 2019, increasing healthcare revenues but decreasing rental revenues. The acquisitions of the Higher Call Nursing Center on March 2, 2020 along with the Company assuming direct operation of the Eastman facility as of July 1, 2020 also increased healthcare revenues. The acquisition of the Fairland Family Care Center on December 31, 2020 did not contribute to revenues in 2020. Looking forward, we anticipate growing the rental revenue at the Southern Hills ILF facility in 2021 and beyond, but the shift toward healthcare revenue will continue as we operate more facilities directly.

General and administrative expenses were $2,088,722 for the year ended December 31, 2020 compared to $1,298,593 for the year ended December 31, 2019, an increase of $790,129. This increase is primarily due to additional expenses with the Southern Tulsa facility being operated directly by the Company as of December 1, 2019, Higher Call Nursing Center as of March 1, 2020, the Eastman facility as of July 1, 2020. The acquisition of the Fairland Family Care Center on December 31, 2020 did not contribute to expenses in 2020. The Company stringently reviews its costs regularly but believes its cost structure has been optimized for its current portfolio. For the years ended December 31, 2020 and 2019, general and administrative expenses included $0 and $280,087, respectively, of stock-based compensation related to restricted stock and stock option awards. During the year ended December 31, 2020, the Company reversed stock-based compensation expenses of $8,750 related to the forfeiture of restricted stock awarded in the prior year.

Property taxes, insurance, and other operating expenses totaled $13,384,322 and $2,760,227 for the years ended December 31, 2020 and 2019, respectively, an increase of $10,624,095. Lessees are responsible for the payment of insurance, taxes, and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. During the year ended December 31, 2020, we directly operated and are responsible for all working capital related to our Glen Eagle, Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, Edwards, Eastman, and Fairland properties. The increase is principally related to the increase in facilities that we directly operate, having added Meadowview, Higher Call, and Eastman during the year. Fairland was acquired on the last day of the year and did not materially contribute to expenses.

Expenses related to the provision for bad debt were $155,833 for the year ended December 31, 2019 and $292,529 for the year ended December 31, 2020, an increase of $136,696. The Company’s greatly increased healthcare services operations require more complicated billing and less certain collection, and the Company anticipates and preemptively records bad debt expense as a proportion of revenues.

Depreciation and amortization expense totaled $1,580,300 for the year ended December 31, 2020 compared to $1,351,810 for the year ended December 31, 2019, an increase of $228,490. This increase is primarily due to property and equipment additions in connection with the SHR acquisition in December 2019 and Higher Call and Eastman acquisitions in 2020 as well as increased amortization of intangible assets recognized in these acquisitions.

The Company had $465 of interest income for the year ended December 31, 2020 and $56,012 interest income for the year ended December 31, 2019.

Interest expense increased $3,665 from $2,136,701 for the year ended December 31, 2019 to $2,140,366 for the year ended December 31, 2020. We capitalized $5,177 of interest  and fees related to the extension of senior notes during the year ended December 31, 2020, an increase of $5,043 from the year ended December 31, 2019.

For the year ended December 31, 2020, we recorded gain on extinguishment of debt of $1,727,349. For the year ended December 31, 2019, we did not record any extinguishment of debt. The Company recorded an aggregate gain on extinguishment of debt in 2020 of $1,619,849 in connection with the forgiveness of the entire balance of principal and accrued interest on two of its three PPP loans and the likely forgiveness of the third. Additionally, in 2020 the Company recorded an aggregate gain on extinguishment of debt of $107,500 in connection with the purchase from certain former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC.

LIQUIDITY AND CAPITAL RESOURCES

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2020, the Company had cash and cash equivalents of $3,567,437 and restricted cash of $410,866. Our restricted cash is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2021, as our projected cash flow from operations will be insufficient to retire the debt.

Cash provided by operating activities was $2,734,207 for the year ended December 31, 2020 compared to cash provided by operating activities of $868,921 for the year ended December 31, 2019. Cash flows from operations were beneficially impacted by increased net income and decreases in prepaid expenses partially offset by decreases in accounts payable and accrued liabilities during the year ended December 31, 2020.

Cash used in investing activities was $1,572,818 for the year ended December 31, 2020 compared to cash used in investing activities of $2,407,914 for the year ended December 31, 2019. This decrease was primarily due to the Company issuing a note receivable in 2019, paying cash in the SHR acquisition in 2019 and reducing spending on property renovations and refurbishments in 2020, partially offset by the sale of investment in debt securities in 2019 and net cash paid in the acquisition of Higher Call assets in 2020. Additionally, the Company acquired cash in the acquisition of Global Eastman operations in July 2020.

Cash provided by financing activities was $1,824,401 for the year ended December 31, 2020 compared to cash provided by financing activities of $1,224,299 for the year ended December 31, 2019. During 2020, we made payments on debt of $1,352,300 and received proceeds from issuance of debt of $3,265,448. During 2019, we made payments on debt of $538,534 and received proceeds from issuance of debt of $1,801,718. Additionally, the increase is offset during 2020 by the $101,563 paid to repurchase shares of common stock.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to all of these positive changes to cash flows, positive year-end earnings, refinancing debt to more favorable terms, the forgiveness of our CARES Act loans, and the optimization of our operations in many of our current facilities.

As of December 31, 2020, and 2019, our debt balances consisted of the following:

	2020	2019

Senior Secured Promissory Notes	$1,695,000	$1,485,000
Senior Unsecured Promissory Notes	-	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	30,370,220	22,427,949
Variable-Rate Mortgage Loans	5,650,579	4,618,006
Line of Credit, Senior Secured	-	7,230,582
Other Debt, Subordinated Secured	741,000	1,386,000
Other Debt, Subordinated Secured – Related Parties	150,000	150,000
Other Debt, Subordinated Secured – Seller Financing	125,394	-
	39,707,193	38,472,537

Premium, Unamortized Discount and Debt Issuance Costs	(455,827)	(493,353)

	$39,251,366	$37,979,184

The weighted average interest rate and term of our fixed rate debt are 5.49% and 6.8 years, respectively, as of December 31, 2020. The weighted average interest rate and term of our variable rate debt are 5.89% and 17.1 years, respectively, as of December 31, 2020.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a formerly but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	December 31, 2020	December 31, 2019
Arkansas(1)	1	$5,000,000	$4,618,006	$4,618,006
Georgia(2)	5	$17,765,992	$17,029,094	$17,483,791
Ohio	1	$3,000,000	$2,798,000	$2,869,200
Oklahoma(3)	6	$12,378,599	$11,575,699	$9,305,540
	13	$38,144,591	$36,020,799	$34,276,537

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(2)	In 2021, the Company has two mortgages maturing totaling $6,326,598. Management is actively working with our lenders to either, refinance for better terms or extend these notes.
(3)	In 2021, the Company has three mortgages maturing totaling $2,609,331. As with our Georgia facilities, management is actively working with our lenders to either refinance for better terms or extend the current note.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2020 and 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	December 31, 2020	December 31, 2019	Stated Interest Rate	Maturity Date
Goodwill Nursing Home (1)	$2,030,000	$741,000	$1,386,000	13% (1) Fixed	December 31, 2019
Goodwill Nursing Home – Related Party (1)	$150,000	$150,000	150,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center (2)	150,000	125,394	-	8% Fixed	April 1, 2024

		$1,016,394	$1,536,000

(1)	Effective May 3, 2017, we entered an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The Corporate entity, Global Healthcare REIT Inc. owns $800,000 of its own subsidiary’s notes, Goodwill Hunting, LLC, but this amount is excluded from the above table and eliminated in consolidation on the balance sheet. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400. On October 30, 2020, the Company purchased from two more investors an aggregate amount of $108,000 for $90,000 cash and recognized a gain of $18,000. On November 20, 2020, the Company purchased from two additional investors an aggregate amount of $54,600 for $45,500 cash and recognized a gain of $9,100.
(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	December 31, 2020	December 31, 2019	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	-	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,670,000	1,670,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,670,000	$2,660,000

Contractual Obligations

As of December 31, 2020, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes Payable - Principal	$39,707,193	$20,425,870	$7,761,374	$4,864,929	$6,655,020
Notes Payable - Interest	6,389,032	1,333,626	1,516,386	830,981	2,708,039

Total Contractual Obligations	$46,096,225	$21,759,496	$9,277,760	$5,695,910	$9,363,059

We have $19.8 million of debt maturing and expect principal reduction payments of approximately $645,000   in the year ending December 31, 2021. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance all loans maturing in 2021 as the associated properties meet loan to value requirements currently being employed in commercial lending. See the consolidated financial statements included elsewhere in this Form 10-K for additional debt details.

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

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.   Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence period. Acquisition-related costs such as due diligence, legal and accounting fees are included in the purchase price.  Initial valuations are subject to change during the measurement period, but the period ends as soon as the information is available. The measurement period shall not exceed one year from the date of acquisition.

Business Acquisitions

Upon acquisition of business entities and real estate determined to be a business combination, the Company identifies and recognizes the net tangible and identified intangible assets based on fair values, and net assets as goodwill or gain on bargain purchase. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing, leasing, and or operating at the specific property. Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred. Initial valuations are subject to change during the measurement period, but the period ends as soon as the information is available. The measurement period shall not exceed one year from the date of acquisition.

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of properties using standard industry valuation techniques.

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

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

Subsequent Events

Effective January 1, 2021, Christopher “Randy” Barker has been appointed President and COO of the Company and will also serve as a member of its Board of Directors. Mr. Barker will replace Lance Baller who had been acting as the Company’s President. In consideration of services rendered as President and COO of the Company, Mr. Barker shall be paid an annual salary of $125,000.

Effective January 1, 2021, Lance Baller resigned as President of the Company but will remain as CEO and has also been appointed to serve as the Company’s Chairman of the Board. In consideration of services rendered as CEO of the Company, Mr. Baller shall be paid an annual salary of $125,000.

The Company has been a party to two operating leases covering its skilled nursing homes located in Warrenton, Georgia and Sparta, Georgia. The Company’s wholly owned subsidiary ALT/WARR, LLC was the landlord under a lease dated as of August 18, 2015, between ATL/WARR, LLC, and C.R.M. of Warrenton, LLC d/b/a C.R.M. Warrenton Health & Rehab, LLC (“Tenant”) governing the skilled-nursing facility located at 813 Atlanta Highway, Warrenton, Georgia, as amended; and the Company’s wholly-owned subsidiary Providence HR, LLC was the landlord under a lease dated as of dated as of August 18, 2015, between Providence HR, LLC, and C.R.M. of Sparta, LLC d/b/a C.R.M. Providence Health & Rehab, LLC (“Tenant”) governing the skilled-nursing facility located at 60 Providence Street, Sparta, Georgia, as amended. Both Tenant entities are affiliates of the same individual professional operator. Effective January 27, 2021, the Company served a Notice of Termination under both of the foregoing leases. The Notice of Termination was based upon numerous Events of Default under both leases, including the Tenant’s failure to pay required taxes, which have been accruing. The Company expects both Tenants to dispute the existence of Events of Default and object to the termination of the leases.

On March 8, 2021, we received notification that both lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code.

On January 28, 2021, the Company received the second round of PPP through the CARES Act. The company was issued $675,598 for the Southern Hills. As with previous rounds, the Company intends to use the funds for payroll and plans to apply for forgiveness once the funds are exhausted in the second quarter of 2021.

The Company has applied for an Operator License to commence operations in our Ohio facility. Prior to approval, repairs had to be completed on the facility, which have been completed in the first quarter of 2021. Since then, the Certificate of Occupancy has been issued. The CHOP license is awaiting approval from the State of Ohio, we anticipate an approval during the summer of 2021.

In late-February 2021, an unprecedented cold weather band moved across the Midwest. This caused unexpected damage to a number of buildings and homes in Oklahoma. Two of our facilities were impacted by the cold weather: Southern Hills, and TIAPS. Neither event adversely impacted operations, however, both experienced some water damage. We have been working with our insurance providers to assess the damage and have filed accordingly with the rules and policy documents.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2020. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for the Company violates the trust and integrity of the Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of the Company. When questions arise, they are escalated to the CFO, General Counsel, CEO, President, or Board for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2021, and management intends to work with our audit partners to ensure we have the proper controls in place going forward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

SEC ADMINISTRATIVE ORDER

On September 25, 2020, the SEC issued an Administrative Order against Sabra Capital Partners, LLC and Zvi Rhine requiring that those respondents cease and desist from further violations of certain federal securities laws. The full text of that Order is a matter of public record and can be found at the SEC’s website: www.sec.gov. Following the entry of that Order, on September 29, 2020, Mr. Rhine voluntarily resigned all positions with the Company, including as a Director, President and CFO of the Company. Effective October 1, 2020, the Company entered into a consulting agreement with Mr. Rhine. In mid-December 2020, the Company advised Mr. Rhine that it would not be renewing his consulting agreement beyond the termination date. The Company has discovered several matters involving a financial benefit undertaken by Mr. Rhine that had previously been unknown by the other members of the Board and were unauthorized by the Company. The Company is doing a thorough investigation into Mr. Rhine’s actions both as a former employee and subsequently as a consultant to determine the full and exact nature and extent of any unauthorized conduct.

The Company has hired a new CFO effective November 30, 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	47	Director, CEO	2015
Clifford L. Neuman	72	Director	2014
Brandon Thall	37	CFO	2020
Adam Desmond	50	Director	2017

Lance Baller serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. from 1993 to the present (personal holding company), High Speed Mines, LLC, Titan Au, Inc, Empire Leasing LLC, Yukon Au, LLC and High Speed Aggregate, LLC (gold, sand, rock, and gravel mining), RM Investments, LLC (fast food real estate), HSA Bedrock, LLC (landscape material supply) and Baller Family Foundation, Inc. (personal family foundation). He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Chairman. He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company. Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund. He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. He was also a director of Equal Earth, Inc. (2013 to 2014). He has served on numerous boards of directors of both private and public companies, including Index Asset Management, Inc., where he has served on the Board of Trustees since 2014.

Clifford L. Neuman has been engaged as a principal in his own law firms for over 46 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations, and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private, and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves as a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Shambhala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

Brandon L. Thall, has over 10 years’ experience in the financial planning and analysis (“FP&A”) field offering proven success in creating, executing, planning, and scheduling all aspects of FP&A, budget, strategic planning, business intelligence, portfolio management and regulatory compliance. From December 2019 to August 2020, Mr. Thall held the position of FP&A Manager at Trinidad Benham Corp. and was responsible for establishing and growing that company’s FP&A team. Prior to holding this position Mr. Thall was the Director of FP&A, Underwriting and Business Intelligence for Delta Dental of Colorado. Prior to 2015 Mr. Thall held numerous positions as a Director, Vice President and Senior Analyst positions at various high-profile companies. Mr. Thall received a Bachelor of Arts degree in Economics from Colorado State University in 2006 and a Master of Business Administration from the University of Denver, Daniels College of Business in 2010.

Adam Desmond is the founder and CEO of Needle Rock Capital, an investment banking firm located in Carbondale, Colorado. Prior to founding Needle Rock Capital, Mr. Desmond founded ASG Securities in 1998 that focused exclusively on small/mid-cap banks and thrift markets. In 2004 ASG Securities became FIG Partners LLC which expanded the business from a sales and trading platform to a full-service investment banking firm. Mr. Desmond assembled a team of principals at Fig Partners that raised over $2.5 billion in equity since 2007 and completed more than 95 whole bank transactions throughout the United States, with offices in Chicago, Los Angeles, San Francisco, Dallas, New Jersey, and Charlotte, employing over 60 people. Mr. Desmond began his career at the Chicago Mercantile Exchange in the financial quadrant and went on to Raymond James and Associates where he helped develop a high yield fixed income department. Mr. Desmond enjoys supporting and servicing many charitable organizations, including helping fund the building of a school in the Philippines through St. Mary’s Catholic Church in Aspen, Colorado. Mr. Desmond is a graduate of the University of Wisconsin – Madison with a Bachelor of Arts in International Economics and Political Science.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2020, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were eleven (11) meetings of the Board during 2020. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2020, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. The Board had no formal standing committees but plans to create those committees when it determines that those committees would be beneficial. No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

During fiscal 2014, the Board adopted the Director Compensation Plan (the “Plan”), which was amended in January 2018, pursuant to which each Director of the Company, whether or not independent, and whether or not such Director holds any other position with the Company, including any position as an executive officer, shall be entitled to an annual grant of restricted common stock in compensation for services during the year of grant, determined as follows:

1.	The grant to each Director shall consist of restricted shares of common stock of the Company having a Market Value equal to $30,000. For the purposes of the Plan, “Market Value” shall mean the closing price of the Company’s common stock on its principal trading market on a date determined by the Board of Directors.

2.	All shares granted to Directors under the Plan shall vest ratably at the rate of 1/12th per month for each month of service during the year.

3.	Should the Company determine that it is obligated to withhold payroll taxes from the Award, the undersigned Director will consent to the Company reducing the Award to the extent necessary to satisfy such obligation. Should the Company not withhold payroll taxes, each Director receiving a grant under the Plan shall be responsible for any and all federal, state, or local taxes assessed as a result of such grant and shall indemnify, defend, and hold harmless the Company for any liability therefore.

The fourth grant date was January 23, 2018 and consisted of 93,750 shares of common stock to each of the six Directors, for a total of 562,500 shares issued under the Plan for 2018. The fifth grant date was March 1, 2019 and consisted of 90,909 shares of common stock valued at $0.33 per share issued to each of Baller, Desmond and Neuman. Mr. Rhine was compensated through his Employment Agreement and did not participate in the Director Compensation Plan.

In January 2020, the Board amended the Plan to provide the following:

1.	Each non-employee director shall receive annual fees of $30,000. The fee was further amended to be fully payable 100% in cash.

2.	The share portion of the fee will be issuable quarterly and shall be priced at the closing price of the common stock on the last day of each quarter.

The following table summarizes director compensation paid for the year ended December 31, 2020:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	$30,000	-	-	-	-	-	$30,000
Zvi Rhine (former Director)	-	-	-	-	-	-	$-
Clifford Neuman	$30,000	-	-	-	-	-	$30,000
Adam Desmond	$30,000	-	-	-	-		$30,000

Director Independence

Our common stock is listed on the OTC.Pink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Mr. Adam Desmond would be considered “independent” under the NASDAQ rule.

Audit Committee

The Board as a whole served as the audit committee. We intend to establish a standing audit committee in the second quarter of 2021. When established, the audit committee will be comprised of exclusively persons who are “independent” within the meaning of the NYSE American, LLC’s listing standards and Item 407(a) of Regulation S-K. and at least one member who qualifies as an “audit committee financial expert” within the meaning of within the meaning of Item 407(d)(5) of Regulation S-K. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family, or other material personal ties to management.

The committee is responsible for accounting and internal control matters. The audit committee:

-	reviews with management and the independent auditors’ policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	recommends to the board of directors the independent registered public accounting firm to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent registered public accounting firm or controller whenever a special situation arises.

The Audit Committee of the Board of Directors will adopt a written charter, which, when adopted, will be filed with the Commission.

Compensation Advisory Committee

The Board, as a whole, served as the compensation committee. We intend to establish a standing compensation committee in the second quarter of 2021. When established, the compensation committee will be comprised of exclusively persons who are “independent” within the meaning of the NYSE American, LLC’s listing standards and Item 407(a) of Regulation S-K.

The composition of the compensation advisory committee has not been determined.

The compensation advisory committee did not meet during fiscal 2020. The compensation advisory committee will, when established:

-	recommend to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer, and the other executive officers;

-	administer our compensation plans for the same executives;

-	determine equity compensation for all employees;

-	review and approve the cash compensation and bonus objectives for the executive officers; and

-	review various matters relating to employee compensation and benefits.

Nomination Process

The Board of Directors has not appointed a standing nomination committee and intends to do so during the second quarter of 2021. The process of determining director nominees has been addressed by the board, as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process. The Company intends to establish a standing Nomination Committee in the second quarter of 2021.

The board of directors has not adopted a policy regarding the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Lance Baller, President, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2021.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Lance Baller, CEO, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

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

Indemnification and Limitation on Liability of Directors

The Company’s Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Utah law, any director, officer, employee, or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements, and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

The Company’s Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Utah Business Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company’s affairs. The Company has no retirement, pension, or profit-sharing plans for its officers and Directors.

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

Components of Compensation.

None of our executive officers serve as a member of the Compensation Committee or Nominating Committee.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Company’s three (3) most highly compensated executive officers, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company’s last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO  and CFO, whose total annual salary and bonus does not exceed $100,000.

Company Stock Incentive Plans

As of December 31, 2020, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

Equity Awards at Year End

Except for the awards and option grants to Mr. Rhine under his former Employment Agreement, there were no other unexercised options, unvested stock awards or equity incentive plan awards for any named executive officer outstanding as of the end of the most recently completed fiscal year.

Stock Based Compensation

On September 6, 2018, a stock-based compensation grant was made to Lance Baller in consideration of his services as CEO for the six months ended June 30, 2018. The grant consisted of 250,000 shares of common stock valued at $0.33 per share, total value $82,500.

In May 2018, the Company approved a compensation agreement for former CFO  Zvi Rhine that included (i) base salary of $165,000 per year (which accrues beginning January 1, 2018 but payable only after the Company raises capital of at least $600,000), (ii) 150,000 shares of restricted stock vesting one-half each on January 1, 2019 and January 1, 2020, and (iii) options to purchase 600,000 of the Company’s common stock at an exercise price of $.36 per share, each expiring on March 31, 2023, and vesting one quarter each on April 1, 2018, April 1, 2019, October 1, 2019, and April 1, 2020. For the year ended December 31, 2018 the Company accrued $165,000 in salaries, $25,000 in bonuses, and recognized $139,892 in stock and option-based -based compensation. For the year ended December 31, 2019 the Company has accrued $165,000 in salaries and recognized $160,087 in stock and option-based compensation for Mr. Rhine. On April 15, 2019, the Company executed an Amendment No. 1 to Employment Agreement (the “Amendment”), with an effective date of April 1, 2019, with Mr. Rhine. Pursuant to the Amendment, the Company granted Mr. Rhine a bonus for 2018 services in the amount of $90,000 payable in shares of restricted common stock. The shares were valued at $0.33 per share (the closing price of the Company’s stock on April 2, 2019), resulting in 272,727 shares of Common Stock. The Amendment also defined a Bonus Plan for Mr. Rhine for future periods which provides for additional incentive compensation if certain performance milestones were achieved. No other compensation was provided.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Lance Baller,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President & CEO	2019	-0-	-0-	$30,000	-0-	-0-	-0-	-0-	$30,000
	2018	-0-	-0-	$82,500	-0-	-0-	-0-	-0-	$82,500
	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558

Zvi Rhine,	2020	$123,750	$165,000	-0-	-0-	-0-	-0-	-0-	$288,750
Former President & CFO	2019	$165,000	-0-	$90,000	$70,087	-0-	-0-	-0-	$325,087
	2018	165,000	$25,000	$41,787	$98,105	-0-	-0-	-0-	$329,892
	2017	-0-	-0-	$157,558	-0-	-0-	-0-	-0-	$157,558

Brandon Thall, CFO	2020	$15,000	-0-	$-0-	-0-	-0-	-0-	-0-	$15,000

Except for Mr. Rhine’s options to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.35 per share, there were no unexercised options, nor stock and equity incentive plan awards for any named executive officer outstanding as of the end of the most recently completed fiscal year.  Nor were there any Golden Parachute Plans outstanding as of the end of the most recently completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of March 26, 2021 and the percentage of outstanding common stock owned as of March 26, 2021. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Title of Class	Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent (1)(5)
Common Stock
	Christopher R. Barker 8480 E. Orchard Road, Ste. 4900 Greenwood Village, CO. 80111	751,341		2.80%
	Brandon Thall 8480 E. Orchard Road, Ste. 4900 Greenwood Village, CO. 80111	-0-		NA
	Clifford L. Neuman 6800 N. 79th St., Ste. 200 Niwot, CO 80503	991,762	(2)	4.0%
	Lance Baller 8480 E. Orchard Rd., Ste. 4900 Greenwood Village, CO 80111	2,510,145	(3)	9.30%
	Zvi Rhine (former President and CFO) 401 E. Ontario St., #2301 Chicago, Ill. 60611	2,402,575	(4)	8.70%
	Adam Desmond PO Box 2036 Carbondale, CO 81623	302,823		1.10%
	All Officers and Directors as a Group (5 persons)	4,556,071		17.20%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals’ right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.
(2)	Includes 862,974 shares owned individually; and 128,788 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(3)	Includes 1,614,654 shares owned individually, 266,156 shares owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 629,335 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(4)	Includes 1,752,575 shares owned individually which includes warrants exercisable to purchase 50,000 shares and options exercisable to purchase 600,000 shares. Zvi Rhine is a former officer of the company but is not included in the total of All Officers and Directors pursuant to his resignation.
(5)	Based on 26,866,379 shares issued and outstanding on March 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal year 2020, Global Healthcare REIT, Inc. had positive net income, and was able to meet all its obligations without the assistance or needs of affiliated parties lending arrangements.

Related Party Transactions

During 2020, the Company issued $100,000 in notes and warrants to related parties out of 160,000  issued under its 2018 Senior Secured note Offering, for a total due to related parties under the offering of $975,000 as of December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by MaloneBailey, LLP, our principal registered public accountants:

	2020	2019
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$120,082	$109,334
Audit-related fees - related to the performance of audit or review of financial statements not reported under “audit fees” above	-	-
Tax fees - tax compliance, tax advice and tax planning	$12,500	$12,500
All other fees - services provided by our principal accountants other than those identified above	-	-

Total fees paid or accrued to our principal accountants	$132,582	$121,834

Votes Required. Ratification of the selection of MaloneBailey, LLP to serve as auditors for the fiscal year ending December 31, 2021 will require an affirmative vote of a majority of the outstanding shares of common stock of the Company represented by Internet or by proxy at the Annual Meeting and voting on this Proposal.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin
(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.

(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.
(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement
(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement

(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement
(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders
(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.
(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.

(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.
(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.

*	Filed herewith
**	furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Healthcare REIT, Inc., and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Houston, Texas
March 31, 2021

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Property and Equipment, Net	$38,238,367	$36,394,587
Cash and Cash Equivalents	3,567,437	641,215
Restricted Cash	410,866	351,298
Accounts Receivable, Net	1,931,569	1,188,100
Investments in Debt Securities	24,387	24,387
Intangible Assets	-	15,258
Goodwill	1,076,908	379,479
Prepaid Expenses and Other	682,949	883,839
Total Assets	$45,932,483	$39,878,163

LIABILITIES AND EQUITY
Liabilities
Debt, Net of discount of $452,593 and $493,353, respectively	$38,129,600	$36,954,184
Debt – Related Parties, Net of discount of $3,234 and $0, respectively	1,121,766	1,025,000
Accounts Payable and Accrued Liabilities	3,196,178	1,241,573
Accounts Payable – Related Parties	9,900	32,156
Dividends Payable	7,500	7,500
Lease Security Deposit	251,600	251,100
Total Liabilities	42,716,544	39,511,513
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,866,379 and 27,441,040 Shares Issued and Outstanding at December 31, 2020 and December 31, 2019, respectively	1,343,319	1,372,052
Additional Paid-In Capital	10,331,065	10,385,417
Accumulated Deficit	(9,036,400)	(11,962,220)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	3,413,984	571,249
Noncontrolling Interests	(198,045)	(204,599)
Total Equity	3,215,939	366,650
Total Liabilities and Equity	$45,932,483	$39,878,163

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Revenue, net
Rental Revenue	$2,112,459	$3,267,644
Healthcare Revenue	18,816,239	3,662,344
Total Revenue	20,928,698	6,929,988
Expenses
General and Administrative	2,088,722	1,298,593
Property Taxes, Insurance and Other Operating	13,384,322	2,760,227
Provision for Bad Debt	292,529	155,833
Acquisition Costs	207,899	62,882
Depreciation and Amortization	1,580,300	1,351,810
Total Expenses	17,553,772	5,629,345
Income from Operations	3,374,926	1,300,643
Other (Income) Expense
Gain on Warrant Liability	-	(2,785)
Gain on Extinguishment of Debt	(1,727,349)	-
Gain on Sale of Investments	-	(1,069)
Interest Income	(465)	(56,012)
Gain on Proceeds from Insurance Claim	-	(158,161)
Loss on Write-Off of Note Receivable	-	250,000
Interest Expense	2,140,366	2,136,701
Total Other (Income) Expense	412,552	2,168,674
Net Income (Loss)	2,962,374	(868,031)
Net (Income) Loss Attributable to Noncontrolling Interests	(6,554)	6,417
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	2,955,820	(861,614)
Series D Preferred Dividends	(30,000)	(30,000)
Net Income (Loss) Attributable to Common Stockholders	$2,925,820	$(891,614)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)
Weighted Average Common Shares Outstanding:
Basic	27,247,531	27,282,385
Diluted	27,630,031	27,282,385

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2018	200,500	$401,000	375,000	$375,000	26,804,677	$1,340,234	$10,137,148	$(11,070,606)	$1,182,776	$(198,182)	$984,594
Share Based Compensation – Restricted Stock Awards and Stock Options	-	-	-	-	636,363	31,818	248,269	-	280,087	-	280,087
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Net Loss	-	-	-	-	-	-	-	(861,614)	(861,614)	(6,417)	(868,031)
Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,385,417	$(11,962,220)	$571,249	$(204,599)	$366,650

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	27,441,040	$1,372,052	$10,385,417	$(11,962,220)	$571,249	$(204,599)	$366,650
Share Based Compensation – Restricted Stock Awards (Forfeitures)	-	-	-	-	(26,515)	(1,326)	(7,424)	-	(8,750)	-	(8,750)
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Repurchase of Common Stock	-	-	-	-	(548,146)	(27,407)	(74,156)	-	(101,563)	-	(101,563)
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	27,228	-	27,228	-	27,228
Net Income	-	-	-	-	-	-	-	2,955,820	2,955,820	6,554	2,962,374
Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	26,866,379	$1,343,319	$10,331,065	$(9,036,400)	$3,413,984	$(198,045)	$3,215,939

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net Income (Loss)	$2,962,374	$(868,031)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,580,300	1,351,810
Amortization of Deferred Loan Costs and Debt Discount	121,938	136,352
Provision for Bad Debts	292,529	155,833
Stock Based Compensation (Forfeitures)	(8,750)	280,087
Loss on Write-off of Note Receivable	-	250,000
Gain on Sale of Investments	-	(1,069)
Gain on Extinguishment of Debt	(1,727,349)	-
Gain on Derivative Liability	-	(2,785)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts Receivable	(491,881)	(436,495)
Prepaid Expenses and Other Assets	136,203	(326,765)
Deferred Rent Receivables	(36,107)	112,035
Accounts Payable and Accrued Liabilities	(95,550)	246,849
Lease Security Deposits	500	(28,900)
Net Cash Provided by Operating Activities	2,734,207	868,921

Cash Flows From Investing Activities:
Issuance of Note Receivable	-	(143,666)
Purchase of Investments in Debt Securities	-	(12,353)
Proceeds from Sale of Investments in Debt Securities	-	151,141
Net Cash Paid in SHR Operating Assets Acquisition	-	(734,169)
Net Cash Paid in Fairland Asset Acquisition	(74,060)	-
Net Cash Paid in Higher Call Asset Acquisition	(1,045,767)	-
Cash Acquired in Global Eastman Acquisition	532,690	-
Capital Expenditures for Property and Equipment	(985,681)	(1,668,867)
Net Cash Used in Investing Activities	(1,572,818)	(2,407,914)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	100,000	-
Proceeds from Issuance of Debt, Non-Related Party	3,265,448	1,801,718
Payments on Debt, Non-Related Party	(1,352,300)	(538,534)
Deferred Loan Costs Paid	(57,184)	(8,885)
Dividends Paid on Preferred Stock	(30,000)	(30,000)
Repurchases of Common Stock	(101,563)	-
Net Cash Provided by Financing Activities	1,824,401	1,224,299

Net Increase (Decrease) in Cash and Cash Equivalents	2,985,790	(314,694)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Year	992,513	1,307,207
Cash and Cash Equivalents and Restricted Cash at End of the Year	$3,978,303	$992,513

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$2,018,428	$2,021,218
Cash Paid for Income Taxes	$-	$-

Cash and Cash Equivalents	$3,567,437	$641,215
Restricted Cash	410,866	351,298
Total Cash and Cash Equivalents and Restricted Cash	$3,978,303	$992,513

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$30,000	$30,000
Relative Fair Value of Warrants Issued with Senior Secured Promissory Notes	$27,228	$-
Non-cash Debt Financing for Fixed Assets Acquisition	$784,000	$-
Non-cash Owner Financing for Fixed Assets Acquisition	$150,000	$-
Prepaid Deposit Exchanged for Fixed Assets Acquisition	$117,500	$-
Interest and Fees on Debt Capitalized into Principal	$5,177	$-
Net Assets Acquired by Payable in SHR Operating Assets Acquisition	$-	$176,000

See accompanying notes to these consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was initially organized for the purpose of investing in real estate related to the long-term care industry. In 2019, the Company’s focus began to shift from leasing nursing home assets to independent operators toward owning and operating its real estate assets itself. As a result, the Company no longer intends to elect to qualify as a REIT and is in the process of gaining approval for a name change and other charter provisions to better reflect its current business model.

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

The Company acquires, develops, leases, manages, and disposes of healthcare real estate, operates Skilled Nursing, Independent Living, and Assisted Living facilities, and provides financing to healthcare providers.

Basis of Presentation

The accompanying consolidated financial statements (the Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member of various consolidated limited liability companies established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to Global Healthcare REIT, Inc. and the noncontrolling interest in its consolidated statements of operations.

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included herein relate to the recoverability of assets, the purchase price allocation for properties acquired, and the fair value of certain assets and liabilities. Actual results may differ from estimates.

Management’s Liquidity Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

For the year ended December 31, 2019, the Company disclosed that there was substantial doubt as to its ability to continue as a going concern as a result of net losses incurred of $868,031 and its accumulated deficit. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the year ended December 31, 2020, the Company recorded net income of $2,925,820 and generated positive cash flows from operations. This resulted from the Company’s strategic decision to focus on its healthcare operations and opportunities to expand and improve those operations. In 2020, the Company opened three (3) additional facilities and in March of 2021 opened Park Place and is planning to acquire, or open one to three additional facilities in 2021.
2.	Future refinancing of existing debt. As of December 31, 2020, the Company has working a working capital deficit of approximately $17 million due to approximately $20 million of mortgage loans maturing in the 2021 fiscal year. Management is in discussion with all lenders, and HUD to begin the refinancing of these notes to longer-term paper which will provide more certainty for future loan payments.

The focus on opportunities within our current portfolio and future properties to acquire and operate, the settlement, refinance, and continued service of debt obligations, the potential funds generated from stock sales and other initiatives contributing to additional working capital should alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2020	2019

Funds held in escrow under the terms of notes or bonds payable for purposes of paying future debt service costs	$410,866	$351,298

	$410,866	$351,298

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2020 and 2019 were $2,406,815   and $108,356, respectively. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Upon acquisition of real estate properties determined to be asset acquisitions, the Company determines the total purchase price of each property and allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.   Fair value estimates are based on information obtained from independent appraisals, other market data, and information obtained during due diligence period. Acquisition-related costs such as due diligence, legal and accounting fees are included in the purchase price.  Initial valuations are subject to change during the measurement period, but the period ends as soon as the information is available. The measurement period shall not exceed one year from the date of acquisition.

Upon acquisition of business entities and real estate determined to be a business combination, the Company identifies and recognizes the net tangible and identified intangible assets based on fair values, and net assets  as goodwill or gain on bargain purchase. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing, leasing, and or operating at the specific property. Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred. Initial valuations are subject to change during the measurement period, but the period ends as soon as the information is available. The measurement period shall not exceed one year from the date of acquisition.

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

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of property and equipment may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. This estimate considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists, due to the inability to recover the carrying amount of the property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and equipment. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of the property using standard industry valuation techniques.

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

Deferred Loan Costs and Debt Discounts

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2020 and 2019, deferred loan costs paid in cash totaled $57,184 and $8,885, respectively. Amortization expense for the years ended December 31, 2020 and 2019 totaled $121,938 and $136,352, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than it’s carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

The Company has recorded Goodwill in connection with business acquisitions during each of the years ended December 31, 2020 and 2019 (see Note 10). During the years ended December 31, 2020 and 2019, the Company recorded no impairment of Goodwill.

Intangible Assets

As part of the acquisition of the operations at Southern Hills Rehab Center, LLC (“SHR”), the Company recognized certain intangible assets related to the potential net income from the existing patients in the facility. The Company estimated the value of these contracts to be $42,185 based on historical net revenues and census information provided by the seller. The asset was depreciated on a straight-line basis over 47 days, starting from December 1, 2019. Accordingly, the Company recognized amortization expense of $15,258 and $26,927 during the years ended December 31, 2020 and 2019, respectively, and the intangible asset was fully depreciated as of December 31, 2020.

As part of the acquisition of the operations at Global Eastman, the Company recognized certain intangible assets related to the potential net income from the existing patients in the facility. The Company estimated the value of these contracts to be $19,013 based on historical net revenues and census information provided by the seller. The asset was depreciated on a straight-line basis over 75 days, starting from July 1, 2020. Accordingly, the Company recognized amortization expense of $19,013 during the year ended December 31, 2020 and the intangible asset was fully depreciated as of December 31, 2020.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $589,379 and $553,272 as of December 31, 2020 and 2019, respectively. Adjustments to reflect rental income on a straight-line basis totaled $36,107 net increase to income and $112,035 net decrease to income for the years ended December 31, 2020 and 2019, respectively.

Rent receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent lease receivables arising from the straight-line recognition of rents. Such allowances are charged to net against rental incomes.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2020, and 2019, there were no deferred lease incentives recorded.

For our healthcare operations, we recognize revenue in accordance with ASC 606 whereby we apply the following steps:

a.	Step 1: Identify the contract(s) with a customer
b.	Step 2: Identify the performance obligations in the contract
c.	Step 3: Determine the transaction price
d.	Step 4: Allocate the transaction price to the performance obligations in the contract
e.	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

In accordance with ASC 606, estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 – Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020, and 2019.

The carrying values of cash and cash equivalents, accounts payable, accrued liabilities and other short-term debt, approximate their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

Upon acquisition of real estate properties, the Company determines the total purchase price of each property and allocates this price based on the fair value of the tangible assets and intangible assets, if any, acquired and any liabilities assumed based on Level 3 inputs. These Level 3 inputs can include comparable sales values, discount rates, and capitalization rates from a third-party appraisal or other market sources.

Income Taxes

As previously disclosed in the “Organization and Description of the Business” section of this Note, the Company’s focus has partially shifted from leasing nursing home assets to independent operators toward owning and operating its real estate assets itself. As a result, the Company no longer intends to elect to qualify as a REIT under applicable provisions of the Internal Revenue Code.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$2,955,820	$(861,614)
Series D Preferred Dividends	(30,000)	(30,000)
Net Income (Loss) Attributable to Common Stockholders – Basic	$2,925,820	$(891,614)

Numerator for Diluted earnings per share:
Net Income(Loss) Attributable to Common Stockholders	$2,925,820	$(891,614)
Series D Preferred Dividends	30,000	-
Net Income (Loss) Attributable to Common Stockholders – Diluted	$2,955,820	$(891,614)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	27,247,531	27,282,385

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding	27,247,531	27,282,385
Effect of dilutive securities:
Series D Convertible Preferred Stock	382,500	-
Weighted Average Common Shares Outstanding - Diluted	27,630,031	27,282,385

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)

Options to purchase 600,000 shares of common stock were outstanding during the year ended December 31, 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares. Warrants to purchase 2,708,130 shares of common stock were outstanding during the year ended December 31, 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares.

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

2. INVESTMENTS IN DEBT SECURITIES

At December 31, 2020 and 2019, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	December 31, 2020	December 31, 2019

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at December 31, 2020 is $24,387,  all due in one year or less, and total value of securities at their respective maturity dates is $24,387. The securities have technical defaults, but the Company still considers the investments to be recoverable. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had net cash proceeds from the sale of investment in debt securities during 2019 of $151,141, a gain of $1,069 on sale of investment in debt securities and used $12,353 cash in the purchase of investment in debt securities.

3. PROPERTY AND EQUIPMENT

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019

Land	$1,778,250	$1,597,500
Land Improvements	242,000	242,000
Buildings and Improvements	40,612,330	38,362,127
Furniture, Fixtures and Equipment	2,123,418	1,707,925
Construction in Progress	3,728,431	3,185,068

	48,484,429	45,094,620
Less Accumulated Depreciation	(8,686,062)	(7,140,033)
Less Impairment	(1,560,000)	(1,560,000)

	$38,238,367	$36,394,587

Depreciation Expense (excluding Intangible Assets)	$1,546,029	$1,324,883

Cash Paid for Capital Expenditures	$985,681	$1,668,867

4. Notes receivable

Note Receivable – Receiver for Healthcare Management of Oklahoma, LLC

The Company purchased a $750,000 note from F&M Bank on August 6, 2019, as part of a Receivership certificate in our Southern Hills SNF, for $694,609 paid to F&M bank and $55,391 paid to the Receiver. The maturity date of the note was February 7, 2018 and causing the note to be in default. This purchase was made to facilitate the termination of the Receivership and transfer of the HMO assets and operations, subject to the approval of the Oklahoma Department of Health, to Southern Hills Rehab Center, LLC, a wholly-owned subsidiary of the Company. On December 1, 2019, this note receivable was written-off as consideration to the receiver for acquisition of the assets and operations of Southern Hills Rehabilitation Center.

Note Receivable: Accounts Receivable Line of Credit (“ARLOC”) – Infinity Health Interests, LLC

As part of the transition to a new tenant at High Street Nursing facility, the Company committed a $250,000 Accounts Receivable Line of Credit (“ARLOC”) to an affiliate of Infinity Health Interests, LLC (“Infinity”) in order to ensure that no disruptions in management of the facility occur. The ARLOC is secured by a first lien on all the receivables of the facility as well as a personal guarantee from the two principals of Infinity. As of December 31, 2018, the Company had loaned $106,334 to Infinity under this agreement and during the year ended December 31, 2019 loaned another $143,666 to bring the balance of the ARLOC to $250,000. During the year ended December 31, 2019, the Company determined it was unlikely the amount due on the ARLOC would be collected and wrote-off the balance, recording a bad debt expense of $250,000.

5. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2020 and 2019:

	2020	2019

Senior Secured Promissory Notes	$1,695,000	$1,485,000
Senior Unsecured Promissory Notes	-	300,000
Senior Secured Promissory Notes - Related Parties	975,000	875,000
Fixed-Rate Mortgage Loans	30,370,220	22,427,949
Variable-Rate Mortgage Loans	5,650,579	4,618,006
Line of Credit, Senior Secured	-	7,230,582
Other Debt, Subordinated Secured	741,000	1,386,000
Other Debt, Subordinated Secured – Related Parties	150,000	150,000
Other Debt, Subordinated Secured – Seller Financing	125,394	-
	39,707,193	38,472,537

Premium, Unamortized Discount and Debt Issuance Costs	(455,827)	(493,353)

	$39,251,366	$37,979,184

As presented in the Consolidated Balance Sheets:

Debt, Net	$38,129,600	$36,954,184

Debt - Related Parties, Net	$1,121,766	$1,025,000

	$39,251,366	$37,979,184

The weighted average interest rate and term of our fixed rate debt are 5.49% and 6.8 years, respectively, as of December 31, 2020. The weighted average interest rate and term of our variable rate debt are 5.89% and 17.1 years, respectively, as of December 31, 2020. We capitalized $5,177 of interest and fees related to the extension of senior notes during the year ended December 31, 2020.

Corporate Senior and Senior Secured Promissory Notes

In 2017, $600,000 in notes were sold and issued, of which $425,000 were to related parties. On December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 1.2 million warrants issued along with the notes was extended to December 31, 2018, 225,000 warrants of which occurred in 2018. As of December 31, 2019, the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default. Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes and Warrants that had matured on December 31, 2018 for 11% Senior Secured Promissory Notes and issued 100,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. As of December 31, 2020, the Company had not renewed or repaid $25,000 in 10% notes with a maturity date of December 31, 2018. While this is technically in default, the Company continues to make interest payments to the noteholder.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and were due in October 2020. For every $1.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $0.75 per share. The warrants have a cashless exercise provision. On September 30, 2020, the Company repaid $150,000 of 10% Senior Unsecured Notes that matured October 31, 2020. Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 150,000 cashless exercise warrants for purchase of the Company’s common stock at $0.50 per share, expiring October 31, 2021.

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

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors. Effective February 5, 2020 and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020 was to a related party.  In connection with the sale of the Units on February 5, 2020 and March 3, 2020, the Company issued 60,000 and 100,000, respectively, cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. Effective October 31, 2020 the Company completed the exchange of $150,000 of Units in the Offering for matured Senior Unsecured notes. In connection with the exchange of the Units effective October 31, 2020, the Company issued 150,000 cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. No fees or commissions were paid on the sale of the Units. The proceeds were used for general working capital.

The fair value of warrants issued in connection with the sales and exchanges of Units during the year ended December 31, 2020 was $27,228 and was recorded as debt discount. Amortization expense related to the warrants was $75,025  and $72,777 during the years ended December 31, 2020 and 2019, respectively.

The value of the warrants issued to the note holders during the year ended December 31, 2020 was calculated using the Black-Scholes pricing model using the following significant assumptions:

Volatility	115.2% - 119.4%
Risk-free Interest Rate	0.13% - 1.45%
Exercise Price	$0.50
Fair Value of Common Stock	$0.20 - $0.24
Expected Life	1.0 – 1.8 years

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principle Outstanding as of
State	Number of Properties	Total Face Amount	12/31/2020	12/31/2019
Arkansas(1)	1	$5,000,000	$4,618,006	$4,618,006
Georgia(2)	5	$17,765,992	$17,029,094	$17,483,791
Ohio	1	$3,000,000	$2,798,000	$2,869,200
Oklahoma(3)	6	$12,378,599	$11,575,699	$9,305,540
	13	$38,144,591	$36,020,799	$34,276,537

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan.
(2)	In 2021, the Company has two mortgages maturing totaling $6,326,598. Management is actively working with our lenders to either, refinance for better terms or extend these notes.
(3)	In 2021, the Company has three mortgages maturing totaling $2,609,331. As with our Georgia facilities, management is actively working with our lenders to either refinance for better terms or extend the current note.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2020 and 2019 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	December 31, 2020	December 31, 2019	Stated Interest Rate	Maturity Date
Goodwill Nursing Home (1)	$2,030,000	$741,000	$1,386,000	13% (1) Fixed	December 31, 2019
Goodwill Nursing Home – Related Party (1)	$150,000	$150,000	150,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center (2)	150,000	125,394	-	8% Fixed	April 1, 2024

		$1,016,394	$1,536,000

(1)	On June 30, 2020, the Company purchased notes from four former investors in GWH Investors, LLC in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400. On October 30, 2020, the Company purchased from two more investors an aggregate amount of $108,000 for $90,000 of cash and recognized a gain of $18,000. On November 20, 2020, the Company purchased from two additional investors an aggregate amount of $54,600 for $45,500 cash and recognized a gain of $9,100.
(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2020 and December 31, 2019 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	December 31, 2020	December 31, 2019	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Unsecured Promissory Notes	300,000	-	300,000	10.0% Fixed	October 31, 2020
11% Senior Secured Promissory Notes	1,670,000	1,670,000	1,460,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	875,000	11.0% Fixed	October 31, 2021

		$2,670,000	$2,660,000

Effective February 5, 2020 the Company completed the sale of $60,000 of Units in the 11% Senior Secured Notes, and effective March 3, 2020 the Company completed the sale of $100,000 Units to a related party.  In connection with the sale of the Units on February 5, 2020 and March 3, 2020, the Company issued 60,000 and 100,000, respectively, cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021.

On September 30, 2020, the Company repaid $150,000 of 10% Senior Unsecured Notes that matured October 31, 2020. Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 150,000 cashless exercise warrants for purchase of the Company’s common stock at $0.50 per share, expiring October 31, 2021.

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

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loans to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act. On November 19, 2020, the Company received notice of forgiveness of the entire balance on two of its three loans obtained through the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. All requirements for loan forgiveness have been met prior to December 31, 2020 for all three loans. The forgiveness for the loan balance of $574,975 was approved by the lender and the Company is awaiting final forgiveness from the SBA.

The forgiveness recognized during the year ended December 31, 2020  included principal of $324,442, $574,975, and $710,752, as well as interest payable of $1,794, $4,017, and $3,869.

For the years ended December 31, 2020 and 2019, the Company received proceeds from the issuance of debt of $3,365,448 and $1,801,718, respectively. Proceeds from the issuance of debt in the year ended December 31, 2020 includes $100,000 from related parties. Cash payments on debt totaled $1,352,300 and $538,534 for the years ended December 31, 2020 and 2019, respectively. Amortization expense for deferred loan costs and debt discounts totaled $121,938 and $136,352  for the years ended December 31, 2020 and 2019, respectively.

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Years
2021	$20,425,870	(1)
2022	547,052
2023	7,214,322
2024	381,508
2025	4,483,421
2026 and after	6,655,020

	$39,707,193

(1)

Any note or bond that is not in compliance with all financial and non-financial covenants is considered to have an immediate maturity, including those that require compliance with covenants on any and all other notes. The notes secured by Meadowview, Abbeville, and GL Nursing have covenants which were in technical non-compliance at December 31, 2020, but the Company believes that its relationships with these lenders are good.

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

As of December 31, 2020, and 2019, the Company has 200,500 shares of Series A Preferred Stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated “Series D Convertible Preferred Stock” (Series D preferred stock) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share. Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of 8% based on the stated value per share computed on the basis of a 360-day year and twelve 30-day months. Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the 15th day of April, July, October, and January. The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date. Shares of the Series D preferred stock are redeemable at the Company’s option. At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of December 31, 2020, and 2019, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2020 and 2019, the Company declared $30,000 in preferred dividends. During the years ended December 31, 2020 and 2019, the Company paid $30,000 and $30,000, respectively, for Series D preferred stock dividends. Dividends declared of $7,500 were accrued as of December 31, 2020 and will be paid in 2021. Dividends declared of $7,500 were accrued as of December 31, 2019 and were paid in 2020.

Common Stock

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 443,431 shares of the Company’s $0.05 par value common stock (“Common Stock”) for $75,385, or $0.17 per share, in a privately negotiated transaction. The redemption has been completed and the shares of Common Stock were cancelled.

On November 13, 2020, the Company’s Board of Directors approved the repurchase for redemption of 104,715 shares of Common Stock for $26,178, or $0.25 per share, in a privately negotiated transaction. The redemption has been completed and the shares of Common Stock were cancelled.

On December 9, 2020, the Company’s Board of Directors approved the repurchase for redemption of 60,000 shares of Common Stock for $24,000, or $0.40 per share, in a privately negotiated transaction. The redemption and cancellation of these shares has not yet been completed prior to December 31, 2020, nor as of date of filing.

The Company issued 636,363 shares of common stock to directors and executive officers for compensation during 2019. The fair value of the common stock issued for compensation was measured at the volume weighted average price of the Company’s common stock for the ten trading days prior to issuance.

For the years ended December 31, 2020 and 2019, the Company did not pay dividends on common stock.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2020	2019

Outstanding Non-Vested Restricted Stock Units, Beginning	75,000	150,000
Granted	-	636,363
Vested	(75,000)	(711,363)

Outstanding Non-Vested Restricted Stock Units, Ending	-	75,000

In connection with these director and executive restricted stock grants, the Company recognized stock-based compensation of $280,087 for the year ended December 31, 2019. No stock-based compensation expense was recognized for restricted stock grants for the year ended December 31, 2020. However, during the year ended December 31, 2020, the Company recognized a reversal of stock-based compensation of $8,750 due to forfeitures of restricted stock awards granted in the prior year.

Common Stock Warrants

As of December 31, 2020, and 2019, the Company had 2,708,130 and 2,598,130, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.50 and $0.54, respectively, and weighted average remaining term of 0.93 years and 2.10 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2020 and 2019 was $82,680 and $0, respectively.

Activity for the years ended December 31, 2020 and 2019 related to common stock warrants is as follows:

	2020		2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	2,598,130	$0.54	3,142,586	$0.60
Issued	410,000	0.50	-	-
Cancelled	-	-	-	-
Expired	(300,000)	0.75	(544,456)	0.88

Ending Balance	2,708,130	$0.50	2,598,130	$0.54

Effective January 28, 2020, the Company issued 100,000 warrants in connection with the exchange of outstanding Senior Secured 10% Notes for 11% Senior Secured Promissory Notes. Effective February 5, 2020 and March 3, 2020, the Company issued 60,000 and 100,000 warrants, respectively, in connection with sales of its 11% Senior Secured Notes. The 100,000 warrants issued on March 3, 2020 were to a related party. Effective October 31, 2020, the Company issued 150,000 warrants in connection with the exchange of outstanding Senior Unsecured 10% Notes for 11% Senior Secured Promissory Notes. See Note 5 for full disclosure of these transactions.

Common Stock Options

As of December 31, 2020, and December 31, 2019, the Company had 600,000 and 600,000, respectively, of outstanding options to purchase common stock at a weighted average exercise price of $0.36, with a weighted average remaining term of 2.00 and 3.00 years, respectively. During the years ended December 31, 2020 and 2019, no options expired. The aggregate intrinsic value of the common stock options outstanding at December 31, 2020 and 2019 was $102,000 and $0, respectively.

7. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of December 31, 2020, and 2019, the Company owed Mr. Neuman for legal services rendered $9,900 and $32,156, respectively. As of September 2020, the Company no longer uses office space provided by Mr. Neuman.

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

Creative Cyberweb developed and maintained the Company’s website and is affiliated with Mr. Rhine’s family. The ongoing upkeep paid by the Company was $450 per month. Effective December 17, 2020, the Company terminated its relationship with Creative Cyberweb and Rhine and Associates. The Company’s website is being newly developed with an outside hosting and maintenance company at a nominal cost.

In January 2018, the Directors modified the Directors’ Compensation Plan to provide the annual grants be subject to ratable vesting over 12 months. In March 2019, the Board approved an annual grant to three of its Directors without other compensation plans, restricted stock awards of 90,909 shares each, subject to vesting. In July 2019, the Board approved a pro-rated annual grant to two of its Directors without other compensation plans restricted stock awards of 90,909 shares in aggregate, subject to vesting. In connection with these director restricted stock grants, the Company recognized stock-based compensation of $120,000 for the year ended December 31, 2019. No stock-based compensation expense was recognized in connection with director restricted stock grants for the year ended December 31, 2020. However, the Company recognized a reversal of stock-based compensation of $8,750 during the year ended December 31, 2020 due to forfeitures of restricted stock awards granted in the prior year.

In the first quarter of 2020, the Board revised the Director Compensation Plan to provide that non-employee directors are entitled to a directors’ fee equal to $7,500 per quarter, payable in cash.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2020:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option if any
Eastman (2)	$-	-	None
Warrenton	$55,724	June 30, 2026	Term may be extended for one additional ten-year term.
Goodwill (3)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Edwards Redeemer (4)	$-	-	None
Providence	$42,519	June 30, 2026	Term may be extended for one additional ten-year term.
Meadowview (5)	$-	-	None
GL Nursing (6)	$-	-	None
Glen Eagle (7)	$-	-	None
Southern Hills SNF (8)	$-	-	None
Southern Hills ALF (9)	$-	-	None
Southern Hills ILF (10)	$-	-	None
Higher Call (11)	$-	-	None
Fairland (12)	$-	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	On October 18, 2019, the Company terminated the lease at its Eastman property. A Receivership was appointed to assume the operations of the facility. The receivership was discharged on July 1, 2020 and the Company is currently operating the building independently.
(3)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(4)	Cadence, our former lease operator, informed the Company that it intended to close the Edwards Redeemer facility due to unprofitable operations. In violation of the operating lease, Cadence began moving patients from the facility and, as of October 18, 2019, all patients had been removed. In response to our Petition, on October 17, 2019, the District Court of Oklahoma County, State of Oklahoma issued a Temporary Order Appointing Receiver (the “Order”) pursuant to a Motion to Appoint Receiver filed by Edwards Redeemer Property Holdings, LLC (“Edwards Property”), a wholly-owned subsidiary of the Company, with respect as a skilled nursing facility. The Order was issued due to the violations by Cadence of the business-preservation obligations contained in the lease between Edwards Property and the Operator. The facility opened on March 26, 2021 to be operated by our newly formed wholly-owned subsidiary. During the year ended December 31, 2020 the Company recognized $150,000 in acquisition related expenses from the receivership.
(5)

On August 7, 2020, the facility was served with a Notice of Immediate Imposition of Remedies from the Centers for Medicare and Medicaid Services (“CMS”), as well as a Notice of Imposition of Remedies by the Ohio Department of Health (“ODH”) ordering the facility to relocate all residents no later than August 9, 2020. The actions of the CMS and ODH were the result of ongoing operating deficiencies which the operator failed to cure. All residents of the Meadowview facility were relocated by the August 9, 2020 deadline, and as a result the facility has been closed. A newly created wholly-owned subsidiary, Meadowview, has applied with the ODH for a new nursing home license which is pending. In September 2020, the ODH served notice to the former operator that it intended to commence proceedings to revoke the nursing license on the facility.

(6)	Effective January 1, 2016, the GL Nursing facility was leased to another operator for a period of ten years at a monthly base rent of $30,000 which was subject to increases based on census levels. Under the terms of the lease, the Company agreed to fund certain capital expenditures, which it was unable to fulfill. In July 2016, the new tenant served notice that it was terminating the lease effective August 31, 2016. The Company entered into a Lease Termination Agreement under which it paid the tenant $145,000 and is obligated to make future payments. Effective August 30, 2016, the Company entered into a new lease agreement with another nursing home operator. The lease term was to commence at the end of a straddle period. During the straddle period, the Company made working capital advances to enable the operator to cover cash flow deficits resulting from initial operations of the facility. Prior to the end of the straddle period, the lease operator informed the Company that it would vacate the facility. An entity affiliated with Mr. Brogdon, who is a guarantor of the mortgage, assumed operations of the facility in March 2018 under an OTA. Currently, this facility is not generating any income for the Company, all payments are being applied to debt services, we are unsure if the facility will generate any future revenue for the Company.
(7)	The Company entered into a management agreement to operate Glen Eagle after expending approximately $1.0 million in capital improvements. The facility passed its licensure survey and began admitting patients in June 2018. Effective October 12, 2018, the facility gained its certification and started collecting revenues from Medicare and Medicaid in April 2019. On October 17, 2019, the Company terminated its management agreement with the former operator and a wholly-owned subsidiary is currently operating the building independently.
(8)	In May 2019, the lease expired, and in July 2019 the facility was leased to Southern Hills Rehab Center LLC, a wholly owned subsidiary of the Company, to conduct operations. The approval of the transfer of the Certificates of Need and appropriate licenses to operate the facility was granted on December 1, 2019. The Company is currently operating the building independently.
(9)	The Company plans to operate the Southern Hills ALF independently once COVID-19 is brought under control.
(10)	The Company has been operating the Southern Hills Independent Living Facility (ILF) directly since September 2019. The facility does not provide healthcare services. It consists of private one- and two-bedroom units leased separately to individual tenants. The rollout of the ILF has been slowed due to COVID-19.
(11)	On March 1, 2020, the Company, through a wholly-owned subsidiary, completed its purchase transaction of the Higher Call property, and commenced healthcare and related operations.
(12)	On December 31, 2020 the Company, through a wholly-owned subsidiary, completed its purchase transaction of the Fairland property, and commenced healthcare and related operations.

Lessees are responsible for payment of insurance, taxes, and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, Edwards, and Fairland properties.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows (excludes Abbeville, Southern Tulsa SNF, Eastman, Higher Call, and Fairland due to properties being independently operated, as well as Meadowview, Edwards Redeemer, Southern Tulsa ALF and ILF, Warrenton, Providence, and GL Nursing):

Years

2021	$618,756
2022	626,808
2023	635,026
2024	643,401
2025	651,954
2026 and Thereafter	715,781

$3,891,726

9. INCOME  TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 2001 through 2020 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31, 2020 and 2019:

	2020	2019

Statutory Federal Income Tax Rate	21%	21%
Effect of Valuation Allowance on Deferred Tax Assets	(21)	(21)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred Tax Assets:
Net Operating Loss Carryforwards	$1,930,927	$2,742,283
Capital Loss Carryforward	-	-
Impairment Loss on Long Term Assets	327,600	327,600
Goodwill Impairment	595,154	595,154
Stock Based Compensation	31,387	428,408
Acquisition Costs	167,963	124,304
Other	618,072	254,832

	3,671,103	4,472,581
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(364,122)	(352,701)
Other	-	(107,944)

	(1,384,122)	(1,480,645)

Valuation Allowance	(2,286,981)	(2,991,936)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2020 and 2019 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $9.2 million prior to the expiration of the net operating loss carryforwards beginning in 2020. Estimated taxable income for the year ended December 31, 2020 approximated $1.3 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2020.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2020, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

The table presented below is a summary of changes in the fair value of the Company’s level 3 valuation for the warrant liability for the years ended December 31, 2020 and 2019:

	2020	2019

Beginning Balance January 1	$-	$2,785

Change in Fair Value of Warrant Liability	-	(2,785)

Ending Balance, December 31	$-	$-

10. GOODWILL

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

The following table summarizes the consideration paid and the amounts of the assets acquired, and liabilities assumed recognized at the acquisition date.

Consideration
Write-off of note receivable from the Receiver	$750,000
Cash (to be paid subsequent to December 31, 2019 in equal monthly installments of $8,000 over 22 months)	176,000
Cash (paid in advance)	24,000
Total consideration	950,000

Recognized amounts of identifiable assets acquired, and liabilities assumed
Cash and Cash Equivalents	39,831
Accounts Receivable	740,742
Property and Equipment	165,458
Prepaid Expenses and Other	710
Intangible Assets	42,185
Accounts Payable and Accrued Liabilities	(418,405)
Total identifiable net assets	570,521

Goodwill	$379,479

Acquisition-related costs (included in the Company’s consolidated statement of operations for the year ended December 31, 2019)	$62,882

The unaudited pro forma amounts of SHR’s revenue and earning had the acquisition date been January 1, 2019 are as follows:

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

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized by the Company at the acquisition date.

Recognized amounts of identifiable assets acquired, and liabilities assumed
Cash and Cash Equivalents	$532,690
Accounts Receivable	544,117
Property and Equipment	232,801
Prepaid Expenses	16,706
Intangible Assets	19,013
Accounts Payable and Accrued Liabilities	(2,042,756)
Total identifiable net liabilities	(697,429)

Goodwill	$697,429

Acquisition-related costs (included in the Company’s consolidated statement of operations for the year ended December 31, 2020)	$59,946

The unaudited pro forma amounts of Global Eastman’s revenue and earnings had the acquisition date been January 1, 2019 and 2020 are as follows:

	Revenue	Net Income (Loss)
Actual from July 1, 2020 to December 31, 2020	$3,609,944	$811,503
2020 supplemental pro forma from January 1, 2020 to December 31, 2020	24,689,774	3,441,898
2019 supplemental pro forma from January 1, 2019 to December 31, 2019	12,761,912	(841,035)

All goodwill included in the consolidated balance sheets as of December 31, 2020 and 2019 has been assigned to the Healthcare Services segment. Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2020 and 2019, the Company recorded no impairment of Goodwill.

Following is a summary of Activities in goodwill for the years ended December 31, 2020 and 2019:

Balance, December 31, 2018	$-
Goodwill acquired in 2019	379,479
Balance, December 31, 2019	379,479
Goodwill acquired in 2020	697,429
Balance, December 31, 2020	$1,076,908

11. ASSET ACQUISITIONS

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

On December 31, 2020, Global Fairland Property, LLC (“Global Fairland”), a newly-formed wholly-owned subsidiary of the Company, completed the purchase of a skilled nursing facility, including the real estate and all furniture, fixtures, machinery, and equipment, located in Fairland, Oklahoma consisting of 29 licensed beds and commonly known as “Family Care Center of Fairland” (the “Fairland Facility”). The purchase price of the Fairland Facility was $796,650. With all broker, loan origination fees, and closing costs included, the total purchase price was $858,060. The purchase of the Fairland Facility was accounted for as an asset acquisition in accordance with ASC 805 whereby, on the acquisition date, the Company recorded property and equipment in the amount of $858,060.

In connection with the acquisition of the Fairland Facility, the Company partially financed the acquisition with a conventional mortgage loan and executed a promissory note in favor of Simmons Bank in the principal amount of $784,000. The note bears interest at an annual rate of 4.45% and matures on December 30, 2025. The note is secured by a Mortgage covering the Fairland Facility and a UCC Security Interest covering the personal property and other non-real estate assets. The remainder of the purchase price of $74,060 was paid with cash.

As of December 31, 2020, the Fairland Facility is operated by another wholly-owned subsidiary under an operating lease because of the concurrent completion of an Operations Transfer Agreement with the former operator.

12. SEGMENT REPORTING

The Company had two primary reporting segments during the years ended December 31, 2020 and 2019, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $11,859,440 and $34,073,043,  respectively, as of December 31, 2020 and $4,654,845 and $35,223,318, respectively, as of December 31, 2019.

	Statements of Operations Items for the Year Ended
	December 31, 2020			December 31, 2019
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$2,112,459	$-	$2,112,459	$3,267,644	$-	$3,267,644
Healthcare Revenue	-	18,816,239	18,816,239	-	3,662,344	3,662,344
Total Revenue	2,112,459	18,816,239	20,928,698	3,267,644	3,662,344	6,929,988
Expenses
General and Administrative	866,787	1,221,935	2,088,722	820,822	477,771	1,298,593
Property Taxes, Insurance and Other Operating	580,265	12,804,057	13,384,322	203,854	2,556,373	2,760,227
Provision for Bad Debt	-	292,529	292,529	152,224	3,609	155,833
Acquisition Costs	207,899	-	207,899	24,073	38,809	62,882
Depreciation and Amortization	1,343,109	237,191	1,580,300	1,197,402	154,408	1,351,810
Total Expenses	2,998,060	14,555,712	17,553,772	2,398,375	3,230,970	5,629,345
Income from Operations	(885,601)	4,260,527	3,374,926	869,269	431,374	1,300,643
Other (Income) Expense
Gain on Warrant Liability	-	-	-	(2,785)	-	(2,785)
Gain on Extinguishment of Debt	(107,500)	(1,619,849)	(1,727,349)	-	-	-
Gain on Sale of Investments	-	-	-	(1,069)	-	(1,069)
Gain on Proceeds from Insurance Claim	-	-	-	(158,161)	-	(158,161)
Loss on Write-off of Note Receivable	-	-	-	250,000	-	250,000
Interest Income	(465)	-	(465)	(56,012)	-	(56,012)
Interest Expense	1,905,571	234,795	2,140,366	1,959,853	176,848	2,136,701
Total Other (Income) Expense	1,797,606	(1,385,054)	412,552	1,991,826	176,848	2,168,674
Net Income (Loss)	(2,683,207)	5,645,581	2,962,374	(1,122,557)	254,526	(868,031)
Net (Income) Loss Attributable to Noncontrolling Interests	(6,554)	-	(6,554)	6,417	-	6,417
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(2,689,761)	$5,645,581	$2,955,820	$(1,116,140)	$254,526	$(861,614)

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

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients, and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. We have entered into a Settlement Agreement and Release with the Receiver and an Operations Transfer Agreement pursuant to which out newly formed subsidiary will acquire the assets and operations of the facility. While awaiting Court approval of those two agreements, we have been completing extensive remodeling of the facility.

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

In the matter of Austin.

On December 23, 2020, we received written notice from an attorney of the intent to assert an action for damages against Dodge NH, LLC, which is our subsidiary that owns the nursing facility in Eastman Georgia. The action arises from the shooting death outside of the facility of a woman that worked for our cleaning contractor that cleaned the nursing home. The woman was shot by her former boyfriend who then committed suicide. The incident occurred in December 2019 when the facility was operated by a third-party operator who was in receivership. We do not believe there is any basis in law or fact to hold the owner of the real estate liable, and as a result management has concluded that the likelihood of a material adverse result is remote.

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. A Status Conference is scheduled for May 13, 2021.

14. SUBSEQUENT EVENTS

Effective January 1, 2021, Christopher “Randy” Barker has been appointed as President and COO of the Company and will also serve as a member of its Board of Directors. Mr. Barker will replace Lance Baller who had been acting as the Company’s Interim President. In consideration of services rendered as President and COO of the Company, Mr. Barker shall be paid an annual salary of $125,000.

Effective January 1, 2021, Lance Baller resigned as Interim President of the Company but will remain as CEO and has also been appointed to serve as the Company’s Chairman of the Board. In consideration of services rendered as CEO of the Company, Mr. Baller shall be paid an annual salary of $125,000.

The Company has been a party to two operating leases covering its skilled nursing homes located in Warrenton, Georgia and Sparta, Georgia. The tenant entities under these two leases are affiliates of the same individual professional operator. Effective January 27, 2021, the Company served a Notice of Termination  under both of the foregoing leases. The Notice of Termination was based upon numerous events of default under both leases, including the tenant’s failure to pay required taxes which have been accruing. The Company expects both tenants to dispute the existence of events of default and object to the termination of the leases. There can be no assurance how these matters will be resolved. See Legal Proceedings above.

On January 28, 2021, the Company received the second round of PPP through the CARES Act. The Company was issued $675,598 for the Southern Hills IL facility. As with previous rounds, the Company intends to use the funds for payroll and plans to apply for forgiveness once the funds are exhausted in the second quarter of 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTHCARE REIT, INC.

Date: March 31, 2021	By:	/s/ Lance Baller
Lance Baller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lance Baller
Lance Baller	Chief Executive Officer (Principal Executive Officer)	March 31, 2021

/s/ Brandon Thall
Brandon Thall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021

/s/ Christopher R. Barker
Christopher R. Barker	President, Chief Operating Officer and Director	March 31, 2021

/s/ Adam Desmond
Adam Desmond	Director	March 31, 2021

/s/ Clifford L. Neuman
Clifford L. Neuman	Director	March 31, 2021

37