Form 10-Q
period 2021-03-31
GLOBAL HEALTHCARE REIT, INC.
filed 2021-05-20
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ______

Commission file number 0-15415

GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

8480 E Orchard Rd, Ste 4900, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

As of May 15, 2021, the Registrant had 26,951,562 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,378,862	$3,567,437
Restricted Cash	410,866	410,866
Accounts Receivable, Net	2,272,978	1,931,569
Prepaid Expenses and Other	741,692	682,949
Investments in Debt Securities	24,387	24,387
Total Current Assets	6,828,785	6,617,208

Long Term Assets
Property and Equipment, Net	38,015,253	38,238,367
Goodwill	1,076,908	1,076,908
Total Assets	$45,920,946	$45,932,483

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,282,997	$3,196,178
Accounts Payable – Related Parties	72,800	9,900
Dividends Payable	7,500	7,500
Current Maturities of Long Term Debt, Net of Discount of $751 and $1,714, respectively	12,502,972	19,299,156
Debt – Related Parties, Net of discount of $3,234 and $3,234, respectively	1,121,766	1,121,766
Total Current Liabilities	16,988,035	23,634,500

Debt, Net of discount of $416,865 and $450,879, respectively	25,215,666	18,830,444
Lease Security Deposit	250,100	251,600
Total Liabilities	42,453,801	42,716,544
Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,866,379 and 26,866,379 Shares Issued and Outstanding at March 31, 2021 and December 31, 2020, respectively	1,343,319	1,343,319
Additional Paid-In Capital	10,331,065	10,331,065
Accumulated Deficit	(8,795,844)	(9,036,400)
Total Global Healthcare REIT, Inc. Stockholders’ Equity	3,654,540	3,413,984
Noncontrolling Interests	(187,395)	(198,045)
Total Equity	3,467,145	3,215,939
Total Liabilities and Equity	$45,920,946	$45,932,483

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue
Rental Revenue	$390,386	$521,012
Healthcare Revenue	5,372,457	3,330,589
Total Revenue	5,762,843	3,851,601
Expenses
Property Taxes, Insurance and Other Operating	3,544,730	2,331,744
General and Administrative	2,098,327	343,063
Provision for Bad Debts	24,134	206,608
Acquisition Costs	-	14,891
Depreciation and Amortization	401,023	387,218
Total Expenses	6,068,214	3,283,524
Income from Operations	(305,371)	568,077
Other Income
Interest Expense	543,543	505,270
Gain on Forgiveness of PPP Loan	(675,598)	-
Other Income	(432,022)	-
Total Other (Income) Expense	(564,077)	505,270
Net Income	258,706	62,807
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	(1,707)
Net Income Attributable to Global Healthcare REIT, Inc.	248,056	61,100
Series D Preferred Dividends	(7,500)	(7,500)
Net Income Attributable to Common Stockholders	$240,556	$53,600
Per Share Data:
Net Income per Share Attributable to Common Stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted Average Common Shares Outstanding:
Basic	26,866,379	27,441,040
Diluted	27,605,688	27,441,040

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2020	200,500	401,000	375,000	375,000	26,866,379	1,343,319	10,331,065	(9,036,400)	3,413,984	(198,045)	3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	248,056	10,650	258,706
Balance, March 31, 2021	200,500	401,000	375,000	375,000	26,866,379	1,343,319	10,331,065	(8,795,844)	3,654,540	(187,395)	3,467,145

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Global Healthcare REIT, Inc.	Non-
	Number	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2019	200,500	401,000	375,000	375,000	27,441,040	1,372,052	10,385,417	(11,962,220)	571,249	(204,599)	366,650
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	19,762	-	19,762	-	19,762
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	61,100	61,100	1,707	62,807
Balance, March 31, 2020	200,500	401,000	375,000	375,000	27,441,040	1,372,052	10,405,179	(11,908,620)	644,611	(202,892)	441,719

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net Income	$258,706	$62,807
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Gain on Forgiveness from PPP Loan	(675,598)	-
Other Income from Partial Settlement of Debt	(432,022)	-
Depreciation and Amortization	401,023	387,218
Amortization of Deferred Loan Costs and Debt Discount	34,977	44,793
Provision for Bad Debts	24,134	206,608
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(365,543)	(447,571)
Prepaid Expenses and Other Assets	(58,743)	126,038
Deferred Rent Receivable	-	(13,142)
Accounts Payable and Accrued Liabilities	149,719	(115,327)
Lease Security Deposits	(1,500)	1,000
Cash Provided by (Used in) Operating Activities	(664,847)	252,424

Cash Flows From Investing Activities:
Net Cash Paid in Higher Call Asset Acquisition	-	(1,045,767)
Capital Expenditures for Property and Equipment	(177,909)	(40,156)
Cash Used in Investing Activities	(177,909)	(1,085,923)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	-	100,000
Proceeds from Issuance of Debt, Non-Related Party	885,164	1,111,721
Payments on Debt, Non-Related Party	(223,483)	(124,641)
Dividends Paid on Preferred Stock	(7,500)	(7,500)
Cash Provided by Financing Activities	654,181	1,079,580

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(188,575)	246,081
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	3,978,303	992,513
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,789,728	$1,238,594

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$543,543	$460,478
Cash Paid for Income Taxes	-	-

Cash and Cash Equivalents	$3,378,862	$854,834
Restricted Cash	410,866	383,760
Total Cash and Cash Equivalents and Restricted Cash	$3,789,728	$1,238,594

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$7,500
Non-cash owner financing for fixed assets purchase	-	150,000
Prepaid deposit exchanged for fixed asset acquisition	-	117,500
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	19,762

See accompanying notes to unaudited consolidated financial statements.

GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Global Healthcare REIT, Inc. (“Global” or “we” or the “Company”) was initially organized for the purpose of investing in real estate related to the long-term care industry. Intentionally, in 2019 the Company’s focus began to shift from leasing long-term care facilities to third-party, independent operators towards an owner operator model, where wholly-owned subsidiaries will operate these facilities. As a result, the Company no longer intends to elect to qualify as a REIT and is in the process of gaining approval for a name change and other charter provision changes to better reflect its current business model. In 2020, the Company adopted an assumed tradename “Selectis Health, Inc.” and intends to formally change its name to that moniker at the next annual meeting of shareholders scheduled for May 25th, 2021.

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

For the three months ended March 31, 2021, the Company had negative operating cash flows of $664,847 and a working capital deficit of $10.2 million as of March 31, 2021. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.

Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the three months ended March 31, 2021, the Company recorded net income of $258,706. In March of 2021, the Company opened Park Place and is planning to acquire, or open one to three additional facilities in 2021. Based on management’s projections we expect to generate positive cash flows for the next twelve months.

2.

Future refinancing of existing debt. As of March 31, 2021, the Company has a working capital deficit of approximately $10.2 million due to approximately $13 million of debts maturing in the 2021 fiscal year. Management is in discussion with all lenders, and HUD to begin the refinancing of these notes to longer-term paper which will provide more certainty for future loan payments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to Global Healthcare REIT, Inc. and the noncontrolling interest in its consolidated statements of operations.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2021. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$248,056	$61,100
Series D Preferred Dividends	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$240,556	$53,600

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	26,866,379	27,441,040

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	26,866,379	27,441,040
Effect of dilutive securities:
Exercise of stock options	245,417	-
Exercise of warrants	493,892	-
Weighted Average Common Shares Outstanding - Diluted	27,605,688	27,441,040

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2021.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Land	$1,778,250	$1,778,250
Land Improvements	242,000	242,000
Buildings and Improvements	40,790,239	40,612,330
Furniture, Fixtures and Equipment	2,123,418	2,123,418
Construction in Progress	3,728,431	3,728,431
	48,662,338	48,484,429

Less Accumulated Depreciation	(9,087,085)	(8,686,062)
Less Impairment	(1,560,000)	(1,560,000)

	$38,015,253	$38,238,367

	For the Three Months Ended March 31,
	2021	2020

Depreciation Expense (excluding Intangible Assets)	$401,023	$371,960

Cash Paid for Capital Expenditures	$177,909	$40,156

4. INVESTMENTS IN DEBT SECURITIES

At March 31, 2021 and December 31, 2020, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2021	December 31, 2020

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at March 31, 2021 is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,670,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	975,000	975,000
Fixed-Rate Mortgage Loans	30,396,334	30,370,220
Variable-Rate Mortgage Loans	5,212,061	5,650,579
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	116,859	125,394
	39,261,254	39,707,193
Unamortized Discount and Debt Issuance Costs	(420,850)	(455,827)

	$38,840,404	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$12,502,972	$19,299,156
Debt, Net	25,215,666	18,830,444
Debt - Related Parties, Net	1,121,766	1,121,766

The weighted average interest rate and term of our fixed rate debt are 4.78% and 7.16 years, respectively, as of March 31, 2021. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.87 years, respectively, as of March 31, 2021.

Corporate Senior and Senior Secured Promissory Notes

As of March 31, 2021 and December 31, 2020, the senior secured notes are subject to annual interest ranging from 10% to 11% and mature on October 31, 2021.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	March 31, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,186,462	$4,618,006
Georgia(2)	5	$17,765,992	$16,903,958	$17,029,094
Ohio	1	$3,000,000	$2,779,399	$2,798,000
Oklahoma(3)	6	$12,378,599	$11,738,576	$11,575,699
	13	$38,144,591	$35,608,395	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the three months ended March 31, 2021, the Company recognized other income of $432,022 for repayments on the loan. of interest on the loan.

(2)	The Company has two mortgages maturing in May and October 2021 amounting to $2,964,152 and 3,306,011, respectively.
(3)	The Company has three mortgages maturing in June and July of 2021amounting to $2,065,969 and $750,000, $2,928, respectively.

Other mortgage loans contain non-financial covenants, including reporting obligations, with which the Company has not complied in some instances or in an untimely manner. These mortgage loans are technically in default; however, our relationship with these lenders is considered good.

Subordinated, Corporate and Other Debt

Other debt due at March 31, 2021 and December 31, 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	March 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	December 31, 2019
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	December 31, 2019
Higher Call Nursing Center	150,000	116,859	125,394	8% Fixed	April 1, 2024

		$1,007,859	$1,016,394

Our corporate debt at March 31, 2021 and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Principal Outstanding at		Stated Interest
Series	Amount	March 31, 2021	December 31, 2020	Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
11% Senior Secured Promissory Notes	1,670,000	1,645,000	1,670,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	975,000	11.0% Fixed	October 31, 2021

		$2,645,000	$2,670,000

On January 28, 2021, the Company through its subsidiaries received a loan of $675,598 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on January 28, 2023 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act. The Company believes it is probable that the loan will be forgiven by the SBA and has recognized the proceeds as gain on forgiveness of PPP loan in the consolidated statements of operations

Future maturities and principal reduction payments of all notes payable listed above for the next five years and thereafter are as follows:

Years
Remaining 9 months of 2021	$12,625,060
2022	2,779,399
2023	7,110,081
2024	116,859
2025	4,920,993
2026 and after	11,708,862

$39,261,254

6. STOCKHOLDERS’ EQUITY

Preferred Stock

Dividends declared of $7,500 were accrued as of March 31, 2021 and will be paid on or about June 30, 2021.

Common Stock

For the three months ended March 31, 2021, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of March 31, 2021 and December 31, 2020, the Company had 2,756,000 and 2,756,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.50 and $0.50, respectively, and weighted average remaining term of 0.75 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2021 and December 31, 2020 was $227,370 and $82,680, respectively. Activity for the three months ended March 31, 2021 related to common stock warrants is as follows:

	March 31, 2021
	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	2,756,000	$0.50
Issued	-	-
Cancelled	-	-
Expired	-	-

Ending Balance	2,756,000	$0.50

Common Stock Options

As of March 31, 2021, the Company had 600,000 outstanding options to purchase common stock with a weighted average exercise price of $0.36, a weighted average remaining term of 2 years and an intrinsic value of $133,500.

7. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of March 31, 2021, and December 31, 2020 the Company owed Mr. Neuman for legal services rendered $72,800 and $9,900, respectively.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at March 31, 2021:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option if any
Warrenton(2)	$54,101	-	None
Goodwill (3)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Providence(4)	$41,616	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	The Company served Notice of Termination to operator in January 2021. As per the Order issued by the Federal Bankruptcy Court, the current operator is to continue to make rental payments. See footnote 10.
(3)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(4)	The Company served Notice of Termination to operator in January 2021. As per the Order issued by the Federal Bankruptcy Court, the current operator is to continue to make rental payments. See footnote 10.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years

Remaining 9 months of 2021	$464,562
2022	626,808
2023	635,026
2024	643,401
2025	651,954
2026 and Thereafter	715,781

$3,737,532

9. SEGMENT REPORTING

The Company had two primary reporting segments during the three months ended March 31, 2021, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

	Statements of Operations Items for the Three Months Ended
	March 31, 2021			March 31, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$390,386	$-	390,386	$521,012	$-	$521,012
Healthcare Revenue	-	5,372,457	5,372,457	-	3,330,589	3,330,589
Total Revenue	390,386	5,372,457	5,762,843	521,012	3,330,589	3,851,601
Expenses
Property Taxes, Insurance and Other Operating	361,606	3,183,124	3,544,730	145,840	2,185,904	2,331,744
General and Administrative	1,503,531	594,796	2,098,327	148,570	194,493	343,063
Provision for Bad Debts	24,134	-	24,134	-	206,608	206,608
Acquisition Costs	-	-	-	14,891	-	14,891
Depreciation and Amortization	47,713	353,310	401,023	335,359	51,859	387,218
Total Expenses	1,936,984	4,131,230	6,068,214	644,660	2,638,864	3,283,524
Income (Loss) from Operations	(1,546,598)	1,241,227	(305,371)	(123,648)	691,725	568,077
Other (Income) Expense
Interest Expense	543,543	-	543,543	477,763	27,507	505,270
Gain on Forgiveness of PPP Loan	-	(675,598)	(675,598)	-	-	-
Other (Income) Expense	(432,022)	-	(432,022)	-	-	-
Total Other (Income) Expense	111,521	(675,598)	(564,077)	477,763	27,507	505,270
Net Income (Loss)	(1,658,119)	1,916,825	258,706	(601,411)	664,218	62,807
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	-	(10,650)	(1,707)	-	(1,707)
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(1,668,769)	$1,916,825	$248,056	$(603,118)	$664,218	$61,100

10. LEGAL PROCEEDINGS

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. A status conference was held on May 17, 2021. Court date on May 25, 2021 is still scheduled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

Recent Developments Related to COVID-19

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, we and our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. Many of our controlled and third party operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, we are experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic, which declines on average appear to be stabilizing. We believe these declines may be in part due to COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

While substantial government support, primarily through the federal CARES Act in the U.S. and distribution of PPE, vaccines and testing equipment by federal and state governments, has been allocated to SNFs and to a lesser extent to ALFs, further government support will likely be needed to continue to offset these impacts. It is unclear whether and to what extent such government support will continue to be sufficient and timely to offset these impacts. In particular, it remains unclear as to whether unallocated funds under the Provider Relief Fund will be distributed to our operators in any meaningful way, whether additional funds will be added to the Provider Relief Fund or otherwise allocated to health care operators or our operators, or whether additional Medicaid funds under the recently enacted American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) in the U.S. will ultimately support reimbursement to our operators. Further, to the extent the cost and occupancy impacts on our operators continue or accelerate and are not offset by continued government relief that is sufficient and timely, we anticipate that the operating results of certain of our operators would be materially and adversely affected, some may be unwilling or unable to pay their contractual obligations to us in full or on a timely basis and we may be unable to restructure such obligations on terms as favorable to us as those currently in place.

There are a number of uncertainties we face as we consider the potential impact of COVID-19 on our business, including how long census disruption and elevated COVID-19 costs will last, the impact of vaccination programs and participation levels in those programs in reducing the spread of COVID-19 in our facilities, and the extent to which funding support from the federal government and the states will continue to offset these incremental costs as well as lost revenues. Notwithstanding vaccination programs, we expect that heightened clinical protocols for infection control within facilities will continue for some period; however, we do not know if future reimbursement rates or equipment provided by governmental agencies will be sufficient to cover the increased costs of enhanced infection control and monitoring.

While we continue to believe that longer term demographics will drive increasing demand for needs-based skilled nursing care, we expect the uncertainties to our business described above to persist at least for the near term until we can gain more information as to the level of costs our operators will continue to experience and for how long, and the level of additional governmental support that will be available to them, the potential support our operators may request from us and the future demand for needs-based skilled nursing care and senior living facilities. We continue to monitor the impact of occupancy declines at many of our operators, and it remains uncertain whether and when demand and occupancy levels will return to pre-COVID-19 levels.

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operators, which are primarily based in the U.S., are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization’s decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through July 20, 2021, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of new vaccine distributions on our operators and their populations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our operators’ revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government health care programs are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.

The following is a discussion of recent developments regarding certain U.S. laws and regulations generally applicable to our operators, and in certain cases, to us, and their impact.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds, through the CARES Act and Provider Relief Fund, appropriating $178 Billion to Health Care Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures throughout 2020. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

In a further response to the pandemic, the CARES Act authorized approximately $178 Billion to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”) to reimburse eligible healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in three general phases. In May 2020, HHS announced that approximately $9.5 Billion in targeted distributions would be made available to eligible skilled nursing facilities, approximately $2.5 Billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Approximately $8.5 billion in additional funds were added to the Provider Relief Fund through the American Rescue Plan Act enacted on March 11, 2021; however, these funds are limited to rural providers and suppliers.

As of March 15, 2021, based on data published by HHS, it appears that less than $29 billion of the Provider Relief Fund remains unallocated. HHS continues to evaluate and provide allocations of, and issue regulations and guidance regarding, grants made under the CARES Act and related legislation. There are substantial uncertainties regarding the extent to which our operators will receive funds which have not been allocated, whether additional funds will be allocated to the Provider Relief Fund, health care providers or senior care providers and whether additional payments will be distributed to providers, the financial impact of receiving any of these funds on their operations or financial condition, and whether operators will be able to meet the compliance requirements associated with the funds. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2021, but also extended sequestration through 2030. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19:

In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and the first quarter of 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. For example, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds and the implementation of new quality measures. Although the American Rescue Plan Act did not allocate specific funds to SNF or assisted living facility providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and the first quarter of 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. health care system, including the impact on quality of care provided within the skilled nursing industry. These hearings could result in legislation imposing additional requirements on our operators.

Reimbursement Generally:

Medicaid. The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare. Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

Department of Justice and Other Enforcement Actions:

SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. For example, California prosecutors announced in March 2021 an investigation into a skilled nursing provider that is affiliated with one of our operators, alleging the chain manipulated the submission of staffing level data in order to improve its Five Star rating. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Properties

As of March 31, 2021, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2021:

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

Results of Operations – Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Rental revenues for the three months ended March 31, 2021 and 2020 totaled $390,386 and $521,012, respectively, a decrease of $130,626. The Company also had healthcare revenue of $5,372,457 for the three months ended March 31, 2021, compared to $3,330,589 for the three months ended March 31, 2020.

General and administrative expenses were $2,098,327 and $343,063 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,755,264.

Property taxes, insurance, and other operating expenses totaled $3,544,730 and $2,331,744 for the three months ended March 31, 2021 and 2020, respectively. Lessees are responsible for the payment of insurance, taxes, and other charges while under the lease. Should the lessee not pay all such charges, as required under the leases, we may be liable for such operating expenses. We are also responsible for all working capital related to our operating entities.

Expenses related to the provision for bad debt was $24,134 for the three months ended March 31, 2021 and $206,608 for the three months ended March 31, 2020, a decrease of $182,474. This decrease is related to a bad-debt policy change, specific to healthcare.

Depreciation and amortization expense increased $13,805 from $387,218 for the three months ended March 31, 2020 to $401,023 for the three months ended March 31, 2021.

The Company had $543,543 of interest expense for the three months ended March 31, 2021 and $505,270 interest expense for the three months ended March 31, 2020.

The Company had $1,107,620 of other income for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2021, the Company had cash and cash equivalents of $3,378,862 and restricted cash of $410,866. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We plan to renew secured obligations that will mature in 2021, as our projected cash flow from operations will be insufficient to retire the debt. The Company is actively working with current lenders to refinance and or extend current terms of current debts.

Cash used in operating activities was $664,847 for the three months ended March 31, 2021 compared to cash provided by operating activities of $252,424 for the three months ended March 31, 2020. Healthcare revenue was adversely affected by COVID-19 increased costs and decrease in our census.

Cash used in investing activities was $177,909 for the three months ended March 31, 2021 compared to cash used in investing activities of $1,085,923 for the three months ended March 31, 2020. The Company purchased assets in acquisition during the three months ended March 21, 2020, no such purchase was made during the three months ended March 31, 2021 resulted in a decrease of cash used in investing activities.

Cash provided by financing activities was $654,181 for the three months ended March 31, 2021 compared to cash provided by financing activities of $1,079,580 for the three months ended March 31, 2020. This resulted from proceeds from a PPP loan during the three months ended March 31, 2021.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to all of these positive changes to cash flows, positive year-end earnings, refinancing debt to more favorable terms, the forgiveness of our CARES Act loans, and the optimization of our operations in many of our current facilities.

As of March 31, 2021, and December 31, 2020, our debt balances consisted of the following:

	March 31, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,670,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	975,000	975,000
Fixed-Rate Mortgage Loans	30,396,334	30,370,220
Variable-Rate Mortgage Loans	5,212,061	5,650,579
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	116,859	125,394
	39,261,254	39,707,193
Unamortized Discount and Debt Issuance Costs	(420,850)	(455,827)

	$38,840,404	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$12,502,972	$19,299,156
Debt, Net	25,215,666	18,830,444
Debt - Related Parties, Net	1,121,766	1,121,766

The weighted average interest rate and term of our fixed rate debt are 4.78% and 7.20 years, respectively, as of March 31, 2021. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.80 years, respectively, as of March 31, 2021.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a formerly but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	March 31, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,186,462	$4,618,006
Georgia(2)	5	$17,765,992	$16,903,958	$17,029,094
Ohio	1	$3,000,000	$2,779,399	$2,798,000
Oklahoma(3)	6	$12,378,599	$11,738,576	$11,575,699
	13	$38,144,591	$35,608,395	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. With our consent, Mr. Brogdon has assumed operations of the facility and is making payment of interest on the loan. The Company is not obligated to repay the interest.
(2)	In 2021, the Company has two mortgages maturing totaling $6,270,163. Management is actively working with our lenders to either, refinance for better terms or extend these notes.
(3)	In 2021, the Company has three mortgages maturing totaling $2,818,897. As with our Georgia facilities, management is actively working with our lenders to either refinance for better terms or extend the current note.

Other Debt

Our subordinated debt at March 31, 2021 and December 31, 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	March 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home (1)	$2,030,000	$741,000	$741,000	13% (1) Fixed	December 31, 2019
Goodwill Nursing Home – Related Party (1)	$150,000	$150,000	150,000	13% (1) Fixed	December 31, 2019
Higher Call Nursing Center (2)	150,000	116,859	125,394	8% Fixed	April 1, 2024

		$1,007,859	$1,016,394

(1)	Effective May 3, 2017, we entered an Allonge and Modification Agreement with the Goodwill investors pursuant to which they agreed to (i) waive all accrued interest through December 31, 2017, (ii) reduce interest rate to 13% beginning January 1, 2018 and (iii) extend the maturity date of the notes to December 31, 2019. In exchange, the Company agreed that upon repayment of the notes, the investors would be entitled to a one-time premium payment in the amount of 15% of the principal balance of the notes. The Corporate entity, Global Healthcare REIT Inc. owns $800,000 of its own subsidiary’s notes, Goodwill Hunting, LLC, but this amount is excluded from the above table and eliminated in consolidation on the balance sheet. On June 30, 2020, the Company purchased from four former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400. On October 30, 2020, the Company purchased from two more investors an aggregate amount of $108,000 for $90,000 cash and recognized a gain of $18,000. On November 20, 2020, the Company purchased from two additional investors an aggregate amount of $54,600 for $45,500 cash and recognized a gain of $9,100.
(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at March 31, 2021 and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	March 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date

10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
11% Senior Secured Promissory Notes	1,670,000	1,645,000	1,670,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	975,000	11.0% Fixed	October 31, 2021

		$2,645,000	$2,670,000

Paycheck Protection Program Loans

On January 28, 2021, the Company through its subsidiaries received a loan of $675,598 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on January 28, 2023 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act. The Company believe it has met all requirements for forgiveness and is waiting to apply with the SBA.

Contractual Obligations

As of March 31, 2021, we had the following contractual obligations:

	Total Contractual Terms	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Notes Payable – Principal	$39,261,254	$12,625,060	$9,889,480	$5,037,852	$11,708,862
Notes Payable – Interest	5,845,489	1,050,517	1,389,751	773,118	2,632,103

Total Contractual Obligations	$45,106,743	$13,675,577	$11,279,231	$5,810,970	$14,340,965

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $589,379 and $0 as of March 31, 2021 and 2020, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of March 31, 2021, and 2020, there were no deferred lease incentives recorded.

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

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2021. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. A status conference was held on May 17, 2021. Court date on May 25, 2021 is still scheduled.

Item 1A. Risk Factors

COVID

The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of risks including the risks described in greater detail in the Management’s Discussion and Analysis section of this Report, including, but not limited to, those discussed below:

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

GLOBAL HEALTHCARE REIT, INC.

Date: May 20, 2021	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2021	By:	/s/ Brandon Thall
Brandon Thall, Chief Financial Officer (Principal Accounting Officer)

