Form 10-Q
period 2021-06-30
SELECTIS HEALTH, INC.
filed 2021-08-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ______

Commission file number 0-15415

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

8480 E Orchard Rd, Ste 4900, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 449-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol (s)	Name of each exchange on which registered
N/A	N/A	N/A

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

As of August 16, 2021, the Registrant had 28,480,132 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,255,478	$3,567,437
Restricted Cash	430,505	410,866
Accounts Receivable, Net	3,234,343	1,931,569
Prepaid Expenses and Other	734,028	682,949
Investments in Debt Securities	24,387	24,387
Total Current Assets	7,678,741	6,617,208

Long Term Assets
Property and Equipment, Net	37,782,709	38,238,367
Goodwill	1,076,908	1,076,908
Total Assets	$46,538,358	$45,932,483

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	3,964,902	3,196,178
Accounts Payable – Related Parties	81,576	9,900
Dividends Payable	-	7,500
Current Maturities of Long Term Debt, Net of Discount of $26,002 and $1,714, respectively	7,197,174	19,299,156
Debt – Related Parties, Net of discount of $13,153 and $3,234, respectively	1,121,766	1,121,766
Total Current Liabilities	12,365,418	23,634,500

Debt, Net of discount of $347,081 and $450,879, respectively	31,180,075	18,830,444
Lease Security Deposit	253,100	251,600
Total Liabilities	43,798,593	42,716,544
Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 26,924,949 and 26,866,379 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020, respectively	1,346,248	1,343,319
Additional Paid-In Capital	10,099,641	10,331,065
Accumulated Deficit	(9,482,124)	(9,036,400)
Total Selectis Health, Inc. Stockholders’ Equity	2,739,765	3,413,984
Noncontrolling Interests	-	(198,045)
Total Equity	2,739,765	3,215,939
Total Liabilities and Equity	$46,538,358	$45,932,483

See accompanying notes to unaudited consolidated financial statements.

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Rental Revenue	$778,289	$1,144,605	$387,903	$623,593
Healthcare Revenue	10,996,591	7,837,461	5,624,134	4,506,872
Total Revenue	11,774,880	8,982,066	6,012,037	5,130,465
Expenses
Property Taxes, Insurance and Other Operating	8,199,966	4,985,975	4,655,236	2,654,231
General and Administrative	3,010,823	715,770	912,496	372,707
Provision for Bad Debts	16,133	263,890	(8,001)	57,282
Acquisition Costs	-	28,654	-	13,763
Depreciation and Amortization	851,266	768,103	450,243	380,885
Total Expenses	12,078,188	6,762,392	6,009,974	3,478,868
Income (Loss) from Operations	(303,308)	2,219,674	2,063	1,651,597
Other Income (Expense)
Gain on Extinguishment of Debt	-	(80,400)	-	(80,400)
Interest Expense	1,193,724	1,116,571	650,181	611,301
Gain on Forgiveness of PPP Loan	(675,598)	-	-	-
Other (Income) Expense	(401,360)	-	30,662	-
Total Other (Income) Expense	116,766	1,036,171	680,843	530,901
Net Income (Loss)	(420,074)	1,183,503	(678,780)	1,120,696
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	1,152	-	2,859
Net Income (Loss) Attributable to Selectis Health, Inc.	(430,724)	1,184,655	(678,780)	1,123,555
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$(445,724)	$1,169,655	$(686,280)	$1,116,055
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.02)	$0.04	$(0.03)	$0.04
Diluted	$(0.02)	$0.04	$(0.03)	$0.04
Weighted Average Common Shares Outstanding:
Basic	26,879,180	27,427,928	26,891,841	27,414,816
Diluted	26,879,180	27,810,428	26,891,841	27,797,316

See accompanying notes to unaudited consolidated financial statements.

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2020	200,500	401,000	375,000	375,000	26,866,379	1,343,319	10,331,065	(9,036,400)	3,413,984	(198,045)	3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	248,056	10,650	258,706
Balance, March 31, 2021	200,500	401,000	375,000	375,000	26,866,379	1,343,319.00	10,331,065	(8,795,844)	3,654,540	(187,395)	3,467,145
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Share Based Compensation – Restricted Stock Awards					30,000	1,500	17,400		18,900		18,900
Cashless Exercise of Warrants					28,570	1,429	(1,429)				-
Purchase of Non-controlling Interest							(247,395)		(247,395)	187,395	(60,000)
Net Loss	-	-	-	-	-	-		(678,780)	(678,780)	-	(678,780)
Balance, June 30, 2021	200,500	401,000	375,000	375,000	26,924,949	1,346,248	10,099,641	(9,482,124)	2,739,765	-	2,739,765

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Total Equity

Balance, December 31, 2019	200,500	401,000	375,000	375,000	27,441,040	1,372,052	10,385,417	(11,962,220)	571,249	(204,599)	366,650
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	19,762	-	19,762	-	19,762
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	61,100	61,100	1,707	62,807
Balance, March 31, 2020	200,500	401,000	375,000	375,000	27,441,040	1,372,052	10,405,179	(11,908,620)	644,611	(202,892)	441,719
Share Based Compensation - Restricted Stock Awards (Forfeitures)	-	-	-	-	(26,515)	(1,326)	(7,424)	-	(8,750)	-	(8,750)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	1,123,555	1,123,555	(2,859)	1,120,696
Balance, June 30, 2020	200,500	401,000	375,000	375,000	27,414,525	1,370,726	10,397,755	(10,792,565)	1,751,916	(205,751)	1,546,165

See accompanying notes to unaudited consolidated financial statements.

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(420,074)	$1,183,503
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Gain on forgiveness of PPP Loan	(675,598)	-
Other Income from Partial Settlement of Debt	(481,954)	-
Depreciation and Amortization	851,266	768,103
Amortization of Deferred Loan Costs and Debt Discount	69,591	90,907
Provision for Bad Debts	16,133	263,890
Stock Based Compensation (Forfeitures)	18,900	(8,750)
Gain on Extinguishment of Debt	-	(80,400)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(1,318,907)	(638,701)
Prepaid Expenses and Other Assets	456,354	115,786
Deferred Rent Receivable	-	(23,851)
Accounts Payable and Accrued Liabilities	840,400	(262,051)
Lease Security Deposits	1,500	1,500
Cash Provided (Used in) Operating Activities	(642,389)	1,409,936

Cash Flows From Investing Activities:
Net Cash Paid in Higher Call Asset Acquisition	-	(1,045,767)
Capital Expenditures for Property and Equipment	(395,608)	(185,590)
Cash Used in Investing Activities	(395,608)	(1,231,357)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	-	100,000
Proceeds from Issuance of Debt, Non-Related Party	1,423,417	2,721,890
Payments on Debt, Non-Related Party	(595,240)	(675,736)
Deferred Loan Costs Paid	-	(33,095)
Purchase of Non-Controlling Interest	(60,000)	-
Dividends Paid on Preferred Stock	(22,500)	(15,000)
Cash Provided by Financing Activities	745,677	2,098,059

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(292,320)	2,276,638
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	3,978,303	992,513
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,685,983	$3,269,151

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	1,193,724	1,025,664
Cash Paid for Income Taxes	-	-
Cash and Cash Equivalents	3,255,478	2,844,515
Restricted Cash	430,505	424,636
Total Cash and Cash Equivalents and Restricted Cash	3,685,983	3,269,151

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$15,000	$15,000
Issuance of common stock for cashless exercise of warrants	1,429	-
Financing of Insurance Premiums	507,433	-
Non-cash owner financing for fixed assets purchase	-	150,000
Prepaid deposit exchanged for fixed asset acquisition	-	117,500
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	19,762
Interest on debt capitalized into principal	-	135

See accompanying notes to unaudited consolidated financial statements.

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc. f/k/a, Global Healthcare REIT, Inc. (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019 the Company shifted from leasing long-term care facilities to third-party, independent operators towards an owner operator model.

Prior to the Company changing its name to Selectis Health, Inc., the Company was known as Global Healthcare REIT, Inc. from September 30, 2013, to May 2021. Prior to this, the Company was known as Global Casinos, Inc. Global Casinos, Inc. operated two gaming casinos which were split-off and sold on September 30, 2013. Simultaneous with the split-off and sale of the gaming operations, the Company acquired West Paces Ferry Healthcare REIT, Inc. (“WPF”). WPF was merged into the Company in 2019.

We acquire, develop, lease, manage, and dispose of healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (xi) owning healthcare operations.

Management’s Liquidity Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

For the six months ended June 30, 2021, the Company had negative operating cash flows of $0.6 million and a net working capital deficit of $4.7 million. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the six months ended June 30, 2021, the Company reported a net loss of $445,724. In March of 2021, the Company opened Park Place and in 2021 is planning to acquire, or open one to three additional facilities. Based on management’s projections we expect to generate positive cash flows for the next twelve months.

2.	Future refinancing of existing debt. As of June 30, 2021, the Company has a net working capital deficit of approximately $4.7 million. At the time of this filing, management has refinanced all five of the Company’s mortgages that mature in 2021. We are continuing to work with HUD to refinance additional properties to longer-term paper which will provide more certainty for future loan payments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Global Healthcare REIT, Inc.	$(430,724)	$1,184,655	$(678,780)	$1,123,555
Series D Preferred Dividends	(15,000)	(15,000)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders - Basic	$(445,724)	$1,169,655	$(686,280)	$1,116,055

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	26,879,180	27,427,928	26,891,841	27,414,816

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	26,879,180	27,427,928	26,891,841	27,414,816
Conversion of Series D Convertible Preferred Stock	-	382,500	-	382,500
Weighted Average Common Shares Outstanding - Diluted	26,879,180	27,810,428	26,891,841	27,797,316

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.02)	$0.04	$(0.03)	$0.04
Diluted	$(0.02)	$0.04	$(0.03)	$0.04

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2021, and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020

Land	$1,778,250	$1,778,250
Land Improvements	287,054	242,000
Buildings and Improvements	40,897,582	40,612,330
Furniture, Fixtures and Equipment	2,188,720	2,123,418
Construction in Progress	3,728,431	3,728,431
Property and Equipment, Gross	48,880,037	48,484,429

Less Accumulated Depreciation	(9,537,328)	(8,686,062)
Less Impairment	(1,560,000)	(1,560,000)

Property and Equipment, Net	$37,782,709	$38,238,367

	For the Six Months Ended June 30,
	2021	2020

Depreciation Expense (excluding Intangible Assets)	$851,266	$752,845

Cash Paid for Capital Expenditures	$395,608	$185,590

4. INVESTMENTS IN DEBT SECURITIES

At June 30, 2021 and December 31, 2020, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	June 30, 2021	December 31, 2020

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at June 30, 2021, is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,670,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	975,000	975,000
Fixed-Rate Mortgage Loans	30,775,123	30,370,220
Variable-Rate Mortgage Loans	5,154,902	5,650,579
Other Debt, Current Note Payables	311,073	-
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	108,153	125,394
Debt and Debt - Related Parties, gross	39,885,251	39,707,193
Unamortized Discount and Debt Issuance Costs	(386,236)	(455,827)

Debt and Debt - Related Parties, net	$39,499,015	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$7,197,174	$19,299,156
Debt, Net	31,180,075	18,830,444
Debt - Related Parties, Net	1,121,766	1,121,766

The weighted average interest rate and term of our fixed rate debt are 4.67% and 7.30 years, respectively, as of June 30, 2021. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.62 years, respectively, as of June 30, 2021.

Corporate Senior and Senior Secured Promissory Notes

As of June 30, 2021, and December 31, 2020, the senior secured notes are subject to annual interest ranging from 10% to 11% and mature on October 31, 2021.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	June 30, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,136,052	$4,618,006
Georgia(2)	5	$17,765,992	$16,914,048	$17,029,094
Ohio	1	$3,000,000	$2,748,393	$2,798,000
Oklahoma(3)	6	$12,378,599	$12,131,532	$11,575,699
	13	$38,144,591	$35,930,025	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the six months ended June 30, 2021, the Company recognized other income of $481,954 for repayments on the loan.
(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.
(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to September 2021 for all three.

Subordinated, Corporate and Other Debt

Other debt due at June 30, 2021 and December 31, 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	June 30, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	December 31, 2019
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	December 31, 2019
Higher Call Nursing Center	150,000	108,153	125,394	8% Fixed	April 1, 2024

		$999,153	$1,016,394

Our corporate debt at June 30, 2021, and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	June 30, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
11% Senior Secured Promissory Notes	1,670,000	1,645,000	1,670,000	11.0% Fixed	October 31, 2021
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	975,000	11.0% Fixed	October 31, 2021

		$2,645,000	$2,670,000

On June 16, 2021, the Company through its subsidiaries received confirmation that the loan of $675,598 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was forgiven by the SBA.

As of June 30, 2021 current maturities and principal reduction payments of all note payables listed above for the next five years and thereafter are as follows:

Twelve months Ending June 30,
2022	$8,358,095
2023	10,552,981
2024	6,256,031
2025	4,903,762
2026	523,385
2027 and after	9,050,997
$39,885,251

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the six months ended June 30, 2021, the Company paid $22,500 for Series D preferred stock dividends. Dividends of $15,000 were declared during the six months ended June 30, 2021. All quarterly dividends previously declared have been paid.

Common Stock

For the six months ended June 30, 2021, the Company issued 30,000 shares of restricted stock award and recognized stock-based compensation of $18,900. The Company did not pay dividends on common stock.

Non-Controlling Interest

In May 2021, the company purchased remaining non-controlling interest for $60,000.

Common Stock Warrants

As of June 30, 2021, and December 31, 2020, the Company had 2,756,000 and 2,756,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $0.50 and $0.50, respectively, and weighted average remaining term of 0.42 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2021, and December 31, 2020 was $292,160 and $82,680, respectively. During the six months ended June 30, 2021, 100,000 warrants were exercised in a cashless transaction in exchange for 28,570 shares of common stock. Activity for the six months ended June 30, 2021, related to common stock warrants is as follows:

	June 30, 2021
	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	2,756,000	$0.50
Issued	-	-
Cancelled	-	-
Exercised	100,000	0.50
Expired	-	-

Ending Balance	2,656,000	$0.50

Common Stock Options

As of June 30, 2021, the Company had 600,000 outstanding options to purchase common stock with a weighted average exercise price of $0.36, a weighted average remaining term of 1.75 years and an intrinsic value of $150,000.

7. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of June 30, 2021, and December 31, 2020, the Company owed Mr. Neuman for legal services rendered $81,576 and $9,900, respectively.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at June 30, 2021:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option if any
Warrenton(2)	$54,101	-	None
Goodwill (3)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.
Providence(4)	$41,616	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	The Company served Notice of Termination to operator in January 2021. As per the Order issued by the Federal Bankruptcy Court, the current operator is to continue to make rental payments. See footnote 10.
(3)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(4)	The Company served Notice of Termination to operator in January 2021. As per the Order issued by the Federal Bankruptcy Court, the current operator is to continue to make rental payments. See footnote 10.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years

Remaining 6 months of 2021	$309,708
2022	626,808
2023	635,026
2024	643,401
2025	651,954
2026 and Thereafter	715,781

Total	$3,582,678

9. SEGMENT REPORTING

The Company had two primary reporting segments during the six months ended June 30, 2021, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

	Statements of Operations Items for the Six Months Ended
	June 30, 2021			June 30, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$778,289	$-	778,289	$1,144,605	$-	$1,144,605
Healthcare Revenue	-	10,996,591	10,996,591	-	7,837,461	7,837,461
Total Revenue	778,289	10,996,591	11,774,880	1,144,605	7,837,461	8,982,066
Expenses
Property Taxes, Insurance and Other Operating	827,130	7,372,836	8,199,966	296,149	419,621	715,770
General and Administrative	1,960,122	1,050,701	3,010,823	299,379	4,686,596	4,985,975
Provision for Bad Debts	16,133	-	16,133	-	263,890	263,890
Acquisition Costs	-	-	-	28,654	-	28,654
Depreciation and Amortization	732,745	118,521	851,266	670,767	97,336	768,103
Total Expenses	3,536,130	8,542,058	12,078,188	1,294,949	5,467,443	6,762,392
Income (Loss) from Operations	(2,757,841)	2,454,533	(303,308)	(150,344)	2,370,018	2,219,674
Other (Income) Expense
Interest Expense	1,187,872	5,852	1,193,724	1,010,360	106,211	1,116,571
Gain on Forgiveness of PPP Loan	-	(675,598)	(675,598)	-	-	-
Other (Income)	(401,360)	-	(401,360)	(80,400)	-	(80,400)
Total Other (Income) Expense	786,512	(669,746)	116,766	929,960	106,211	1,036,171
Net Income (Loss)	(3,544,353)	3,124,279	(420,074)	(1,080,304)	2,263,807	1,183,503
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	-	(10,650)	1,152	-	1,152
Net Income (Loss) Attributable to Selectis Health, Inc.	$(3,555,003)	$3,124,279	$(430,724)	$(1,079,152)	$2,263,807	$1,184,655

	Statements of Operations Items for the Three Months Ended
	June 30, 2021			June 30, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$387,903	$-	387,903	$623,593	$-	$623,593
Healthcare Revenue	-	5,624,134	5,624,134	-	4,506,872	4,506,872
Total Revenue	387,903	5,624,134	6,012,037	623,593	4,506,872	5,130,465
Expenses
Property Taxes, Insurance and Other Operating	465,524	4,189,712	4,655,236	153,539	2,500,692	2,654,231
General and Administrative	456,591	455,905	912,496	147,579	225,128	372,707
Provision for Bad Debts	(8,001)	-	(8,001)	-	57,282	57,282
Acquisition Costs	-	-	-	13,763	-	13,763
Depreciation and Amortization	379,434	70,809	450,243	335,408	45,477	380,885
Total Expenses	1,293,548	4,716,426	6,009,974	650,289	2,828,579	3,478,868
Income (Loss) from Operations	(905,645)	907,708	2,063	(26,696)	1,678,293	1,651,597
Other (Income) Expense
Interest Expense	644,329	5,852	650,181	532,597	78,704	611,301
Other (Income) Expense	30,662	-	30,662	(80,400)	-	(80,400)
Total Other (Income) Expense	674,991	5,852	680,843	452,197	78,704	530,901
Net Income (Loss)	(1,580,636)	901,856	(678,780)	(478,893)	1,599,589	1,120,696
Net (Income) Loss Attributable to Noncontrolling Interests	-	-	-	2,859	-	2,859
Net Income (Loss) Attributable to Selectis Health, Inc.	$(1,580,636)	$901,856	$(678,780)	$(476,034)	$1,599,589	$1,123,555

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

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients, and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. We have entered into a Settlement Agreement and Release with the Receiver and an Operations Transfer Agreement pursuant to which our newly formed subsidiary will acquire the assets and operations of the facility. In March 2021, the Court approved the Settlement Agreement and Operations Transfer Agreement, the skilled nursing license was assigned to the Company’s wholly-owned subsidiary Park Place Health, LLC and the Company reopened the facility under the name Park Place Health. This matter is considered resolved.

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

Oliphant v. Global Eastman, LLC, et.al., State Court of Cobb County, State of Georgia, Civil Action No. 20-A-3983

This is a personal injury lawsuit against various defendants arising out of the death of a patient of the Eastman Healthcare & Rehab Center (the “Facility”). At all relevant times, the Facility was owned by the Company’s wholly owned subsidiary Dodge NH, LLC and leased to Eastman Health & Rehab LLC, an affiliate of Cadence Healthcare, as lease operator. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident for which complaint was made. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care. The landlord is Dodge NH, LLC. Global Eastman, LLC was not formed as a legal entity during the period of the incident and did not assume the past liabilities as part of the OTA with the receivership of Eastman Healthcare & Rehab LLC which was effective July 1, 2020. Global Eastman LLC was formed on November 21, 2019. Plaintiff has dismissed these claims with prejudice, and the Company has filed a Motion to be awarded attorneys fees and costs.

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement will become effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly-owned subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC. Pending the granting of the new Licenses, the Company is managing the operations of the facilities under the Interim Management Agreement using the licenses of CRM of Warrenton, LLC and CRM of Sparta, LLC.

11. SUBSEQUENT EVENTS

On July 9, 2021, the Company completed a $750,000 private offering through a FINRA member placement agent. The offering consisted of an aggregate of 1.5 million shares of Common Stock at a private offering price of $0.50 per share. The offering was undertaken without registration under the Securities Act of 1933 as amended (the “Act”) in reliance upon the exemption contained in Rule 506(b) of Regulation D under the Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

●	strategic business relationships;

●	statements about our future business plans and strategies;

●	anticipated operating results and sources of future revenue;

●	our organization’s growth;

●	adequacy of our financial resources;

●	development of markets;

●	competitive pressures;

●	changing economic conditions;

●	expectations regarding competition from other companies

●	the duration and scope of the COVID-19 pandemic

●	the impact of the COVID-19 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants.

●	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operators/tenants.

●	The effects of health and safety measures adopted by us and our operators/tenants in response to the COVID-19 pandemic.

●	Increased operational costs because of health and safety measures related to COVID-19.

●	The impact of the COVID-19 pandemic on the business and financial conditions of our operators/tenants and their ability to pay rent.

●	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19.

●	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

●	macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;

●	changes in national and local economic conditions in the real estate and healthcare markets specifically;

●	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

●	the availability of debt and equity capital;

●	changes in interest rates;

●	competition in the real estate industry; and,

●	the supply and demand for operating properties in our market areas.

Properties

As of June 30, 2021, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2021:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds	Average Occupancy
Arkansas	1	-	1	-	40,737	-	141	74%
Georgia	5	2	1	31,747	92,649	211	181	80%
Ohio	1	-	1	-	27,500	-	100	-
Oklahoma	6	6	-	162,976	-	417	-	52%
Total	13	8	3	194,723	160,886	628	422

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations – Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

Rental revenues for the six months ended June 30, 2021, and 2020 totaled $778,289 and $1,144,605. The Company also had healthcare revenue of $10,996,591 for the six months ended June 30, 2021, compared to $7,837,461 for the six months ended June 30, 2020. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

In accordance with GAAP, the Company has been recognizing rental revenues on a straight-line basis. As such the Company carries a receivable on the Balance Sheet to account for the difference between cash receipts and the straight-line revenue over the life of the lease. Due to the resolution of Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201 and ALT/WARR, LLC v. CRM of Sparta, LLC, by order of the United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200 on June 21, 2021, the Company will be expensing the remaining balance of this lease asset once the Lease Termination is effective. The Company anticipates this will occur in the second half of the 2021 calendar year. Management has already written down this asset by $95,717 for rents not received in June 2021. The remaining amount is $258,943 and expect this amount to be written down once the Lease Termination is effective. As long as the Lease remains in effect, we are entitled to continuing rent payments, although there can be no assurance that rent will be paid. If the rent is paid, we will record those, upon receipt, as Other Income.

General and administrative expenses were $3,010,823 and $715,770 for the six months ended June 30, 2021 and 2020. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $8,199,966 and $4,985,975 for the six months ended June30, 2021 and 2020, respectively. Our expenses have increased as a result of owning and operating more facilities compared to the same time in the prior year.

Expenses related to the provision for bad debt was $16,133 for the six months ended June 30, 2021, and $263,890 for the six months ended June 30, 2020. This decrease is related to a bad-debt policy change, specific to healthcare.

Depreciation and amortization expense increased $83,163 from $768,103 for the six months ended June 30, 2020, to $851,266 for the six months ended June 30, 2021. This increase is related to an increase in our plant, property, and equipment, compared to the same period last year.

The Company had $1,193,724 of interest expense for the six months ended June 30, 2021, and $1,116,571 interest expense for the six months ended June 30, 2020. This increase is related to an increase in notes on new properties compared to the same period last year.

The Company had $401,360 of other income for the six months ended June 30, 2021, and $0 for the six months ended June 30, 2020. Management is recording the principal reduction payments made by the operator for the Arkansas facility. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2021, the Company had cash and cash equivalents of $3,255,478 and restricted cash of $430,505. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all five mortgage that mature in the 2021 fiscal year.

Cash used in operating activities was $642,389 for the six months ended June 30, 2021, compared to cash provided by operating activities of $1,409,936 for the six months ended June 30, 2020. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $395,608 for the six months ended June 30, 2021, compared to cash used in investing activities of $1,231,357 for the six months ended June 30, 2020. This amount includes the $60,000 to purchase the remaining non-controlling interest in our Goodwill property.

Cash provided by financing activities was $745,677 for the six months ended June 30, 2021 compared to cash provided by financing activities of $2,098,059 for the six months ended June 30, 2020. This resulted from proceeds from a PPP loan during the six months ended June 30, 2021.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $493,662 and $0 as of June 30, 2021, and 2020, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of June 30, 2021, and 2020, there were no deferred lease incentives recorded.

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

Our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2021, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This action was brought by us against the former lease operator for breaching the lease agreement, removing all the patients, and closing the facility. On October 17, 2019, the Court entered an Order Appointing a Receiver. We have entered into a Settlement Agreement and Release with the Receiver and an Operations Transfer Agreement pursuant to which our newly formed subsidiary will acquire the assets and operations of the facility. In March 2021, the Court approved the Settlement Agreement and Operations Transfer Agreement, the skilled nursing license was assigned to the Company’s wholly-owned subsidiary Park Place Health, LLC and the Company reopened the facility under the name Park Place Health.

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

Cadence Healthcare Solutions, LLC.

We received a demand letter in February 2020 from an attorney representing Cadence Healthcare Solutions, LLC (“Cadence”) claiming unpaid management fees incurred at our Glen Eagle Healthcare facility in Abbeville, Georgia. Cadence is the same manager that is involved in the matters related to Edwards Redeemer in Oklahoma City and Eastman in Eastman, Georgia, as Cadence was the manager in all three facilities until it was terminated in Q4 2019. We believe we have significant defenses and offsets to this claim and intend to defend vigorously. We believe the likelihood of a material adverse outcome is remote. Plaintiff has dismissed these claims with prejudice, and the Company has filed a Motion to be awarded attorneys fees and costs.

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement will become effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly-owned subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC. Pending the granting of the new Licenses, the Company is managing the operations of the facilities under the Interim Management Agreement using the licenses of CRM of Warrenton, LLC and CRM of Sparta, LLC.

Item 2. COVID-19 Pandemic

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

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including skilled nursing facilities, respond to the COVID-19 pandemic. These include, waiving the skilled nursing facility’s 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow skilled nursing facilities and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020, in light of other CARES Act funding relief. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state, and federal authorities.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspends the 2% across-the-board “sequestration” reduction during the period May 1, 2020, through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers must agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) has authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers have to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers must attest to and agree to specific terms and conditions for the use of such funds. HHS will make the additional distributions with the goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue. CMS is expected to distribute additional funding to Medicaid and potentially other providers, but the details are not yet known.

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

Additional reforms affecting the payment for, and availability of health care services have been proposed at the federal and state level and adopted by certain states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. State Medicaid budgets may experience shortfalls due to increased costs in addressing the COVID-19 pandemic. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors.

Recent Developments Related to COVID-19

In addition to experiencing outbreaks of positive cases and deaths of residents and employees during the pandemic, we and our operators have been required to, and continue to, adapt their operations rapidly throughout the pandemic to manage the spread of the COVID-19 virus as well as the implementation of new treatments and vaccines, and to implement new requirements relating to infection control, personal protective equipment (“PPE”), quality of care, visitation protocols, staffing levels, and reporting, among other regulations, throughout the pandemic. Many of our controlled and third-party operators have reported incurring significant cost increases as a result of the COVID-19 pandemic, with dramatic increases for facilities with positive cases. We believe these increases primarily stem from elevated labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of PPE, testing equipment and processes and supplies, as well as implementation of new infection control protocols and vaccination programs. In addition, we are experiencing declines, in some cases that are material, in occupancy levels as a result of the pandemic, which declines on average appear to be stabilizing. We believe these declines may be in part due to COVID-19 related fatalities at the facilities, the delay of SNF placement and/or utilization of alternative care settings for those with lower level of care needs, the suspension and/or postponement of elective hospital procedures, fewer discharges from hospitals to SNFs and higher hospital readmittances from SNFs.

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

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020, following the World Health Organization’s decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through July 20, 2021, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020, and discussed below, continue to have a significant impact on the operations and financial condition of our operators. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of new vaccine distributions on our operators and their populations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers must repay. Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020, through December 31, 2021, but also extended sequestration through 2030. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020, through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

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

Reimbursement Generally:

Medicaid. The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021, through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. These challenges may particularly impact us in states where we have a larger presence, including Florida and Texas. In Texas in particular, several of our operators have historically experienced lower operating margins on their SNFs, as compared to other states, as a result of lower Medicaid reimbursement rates and higher labor costs. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

Medicare. Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act, which became effective on October 1, 2018. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

Date: August 16, 2021	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Brandon Thall
Brandon Thall, Chief Financial Officer (Principal Accounting Officer)

