Form 10-Q
period 2021-09-30
SELECTIS HEALTH, INC.
filed 2021-11-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☒ No ☐

As of November 15, 2021, the Registrant had 2,900,349 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Selectis Health, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,791,585	$3,567,437
Restricted Cash	822,273	410,866
Accounts Receivable, Net	4,438,706	1,931,569
Prepaid Expenses and Other	336,931	682,949
Investments in Debt Securities	24,387	24,387
Total Current Assets	8,413,882	6,617,208

Long Term Assets
Property and Equipment, Net	37,445,777	38,238,367
Goodwill	1,076,908	1,076,908
Total Assets	$46,936,567	$45,932,483

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	3,444,425	3,196,178
Accounts Payable – Related Parties	9,990	9,900
Dividends Payable	-	7,500
Current Maturities of Long Term Debt, Net of Discount of $1,184 and $1,714, respectively	5,287,453	19,299,156
Short term debt – Related Parties, Net of discount of $0 and $3,234, respectively	275,000	1,121,766
Total Current Liabilities	9,016,868	23,634,500

Debt- Related Parties, Net of discount of $363 and $0, respectively	849,637	-
Debt, Net of discount of $599,883 and $450,879, respectively	33,418,564	18,830,444
Lease Security Deposit	258,600	251,600
Total Liabilities	43,543,669	42,716,544
Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 2,890,362 and 2,686,638 Shares Issued and Outstanding at September 30, 2021 and December 31, 2020, respectively	144,518	134,332
Additional Paid-In Capital	12,014,996	11,540,052
Accumulated Deficit	(9,542,616)	(9,036,400)
Total Selectis Health, Inc. Stockholders’ Equity	3,392,898	3,413,984
Noncontrolling Interests	-	(198,045)
Total Equity	3,392,898	3,215,939
Total Liabilities and Equity	$46,936,567	$45,932,483

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Rental Revenue	$933,360	$1,628,904	$155,071	$484,299
Healthcare Revenue	17,936,432	13,673,323	6,939,841	5,835,862
Management Fee Revenue	224,143	-	224,143	-
Total Revenue	19,093,935	15,302,227	7,319,055	6,320,161
Expenses
Property Taxes, Insurance and Other Operating	12,613,896	8,757,802	4,413,930	3,771,827
General and Administrative	4,732,115	1,723,153	1,721,292	1,007,383
Provision for (Recovery of) Bad Debts	28,275	229,799	12,142	(34,091)
Acquisition Costs	-	209,946	-	181,292
Depreciation and Amortization	1,286,279	1,174,899	435,013	406,796
Total Expenses	18,660,565	12,095,599	6,582,377	5,333,207
Income from Operations	433,370	3,206,628	736,678	986,954
Other (Income) Expense
Gain on Extinguishment of Debt	-	(80,400)	-	-
Interest Expense, net	1,680,540	1,632,537	486,816	515,966
Gain on Forgiveness of PPP Loan	(675,598)	-	-	-
Other Income	(548,933)	-	(51,856)	-
Lease Termination Expense	450,427	-	354,710	-
Total Other (Income) Expense	906,436	1,552,137	789,670	515,966
Net Income (Loss)	(473,066)	1,654,491	(52,992)	470,988
Net Loss Attributable to Noncontrolling Interests	(10,650)	(3,159)	-	(4,311)
Net Income (Loss) Attributable to Selectis Health, Inc.	(483,716)	1,651,332	(52,992)	466,677
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$(506,216)	$1,628,832	$(60,492)	$459,177
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.18)	$0.60	$(0.02)	$0.17
Diluted	$(0. 18)	$0.53	$(0.02)	$0.15
Weighted Average Common Shares Outstanding:
Basic	2,741,186	2,735,222	2,824,560	2,720,245
Diluted	2,741,186	3,117,722	2,824,560	3,102,745

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity

Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(9,036,400)	$3,413,984	$(198,045)	$3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	248,056	10,650	258,706
Balance, March 31, 2021	200,500	401,000	375,000	375,000	2,686,638	134,332	11,540,052	(8,795,844)	3,654,540	(187,395)	3,467,145
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Share Based Compensation – Restricted Shares	-	-	-	-	3,000	150	18,750	-	18,900	-	18,900
Cashless Exercise of Warrants	-	-	-	-	2,857	143	(143)	-	-	-	-
Purchase of Non-controlling Interest	-	-	-	-	-	-	(247,395)	-	(247,395)	187,395	(60,000)
Net Loss	-	-	-	-	-	-		(678,780)	(678,780)	-	(678,780)
Balance, June 30, 2021	200,500	401,000	375,000	375,000	2,692,495	134,625	11,311,264	(9,482,124)	2,739,765	-	2,739,765
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Issuance of common stock for cash	-	-	-	-	150,000	7,500	706,125	-	713,625	-	713,625
Cashless Exercise of Warrants	-	-	-	-	16,667	833	(833)	-	-	-	-
Cashless Exercise of Stock Options	-	-	-	-	31,200	1,560	(1,560)	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(52,992)	(52,992)	-	(52,992)
Balance, September 30, 2021	200,500	$401,000	375,000	$375,000	2,890,362	$144,518	$12,014,996	$(9,542,616)	$3,392,898	-	$3,392,898

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	2,744,104	$137,205	$11,620,264	$(11,962,220)	$571,249	$(204,599)	$366,650
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	19,762	-	19,762	-	19,762
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	61,100	61,100	1,707	62,807
Balance, March 31, 2020	200,500	401,000	375,000	375,000	2,744,104	137,205	11,640,026	(11,908,620)	644,611	(202,892)	441,719
Share Based Compensation - Restricted Stock Awards and Stock Options	-	-	-	-	(265)	(1,326)	(7,424)	-	(8,750)	-	(8,750)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	1,123,555	1,123,555	(2,859)	1,120,696
Balance, June 30, 2020	200,500	401,000	375,000	375,000	2,743,839	135,879	11,632,602	(10,792,565)	1,751,916	(205,751)	1,546,165
Repurchase of common stock	-	-	-	-	(44,343)	(22,172)	(53,213)	-	(75,385)	-	(75,385)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)	-	(7,500)
Net Income (Loss)	-	-	-	-	-	-	-	466,677	466,677	4,311	470,988
Balance, September 30, 2020	200,500	$401,000	375,000	$375,000	2,699,496	$113,707	$11,579,389	$(10,333,388)	$2,135,708	$(201,440)	$1,934,268

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(473,066)	$1,654,491
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Gain on forgiveness from PPP Loan	(675,598)	-
Other Income from Partial Settlement of Debt	(520,221)	-
Depreciation and Amortization	1,286,279	1,174,899
Amortization of Deferred Loan Costs and Debt Discount	157,291	137,251
Provision for Bad Debts	28,275	229,799
Stock Based Compensation (Forfeitures)	18,900	(8,750)
Gain on Extinguishment of Debt	-	(80,400)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(2,535,412)	(401,161)
Prepaid Expenses and Other Assets	853,451	129,774
Deferred Rent Receivable	-	(28,929)
Accounts Payable and Accrued Liabilities	248,337	101,398
Lease Security Deposits	7,000	(1,100)
Cash Provided (Used in) Operating Activities	(1,604,764)	2,907,272

Cash Flows From Investing Activities:
Net Cash Paid in Higher Call Asset Acquisition	-	(1,045,767)
Cash Acquired in Global Eastman Acquisition	-	532,690
Capital Expenditures for Property and Equipment	(493,689)	(817,750)
Cash Used in Investing Activities	(493,689)	(1,330,827)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	-	100,000
Proceeds from Issuance of Debt, Non-Related Party	9,134,102	3,265,252
Payments on Debt, Non-Related Party	(8,023,719)	(1,023,700)
Deferred Loan Costs Paid	-	(57,184)
Dividends Paid on Preferred Stock	(30,000)	(22,500)
Proceeds from stock offering	713,625	-
Repurchase of Common Stock	-	(75,385)
Repurchase of non-controlling interest	(60,000)	-
Cash Provided by Financing Activities	1,734,008	2,186,483

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(364,445)	3,762,928
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	3,978,303	992,513
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,613,858	$4,755,441

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	1,680,540	1,495,751
Cash Paid for Income Taxes	-	-
Cash and Cash Equivalents	2,791,585	4,316,683
Restricted Cash	822,273	438,758
Total Cash and Cash Equivalents and Restricted Cash	3,613,858	4,755,441

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$22,500	$22,500
Issuance of common stock for cashless exercise of warrants	976	-
Issuance of common stock for cashless exercise of options	1,560
Financing of Insurance Premiums	507,433	-
Non-cash owner financing for fixed assets purchase	-	15,000
Prepaid deposit exchanged for fixed asset acquisition	-	117,500
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	19,762
Interest on debt capitalized into principal	-	4,585

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc. (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries, Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019 the Company shifted from leasing long-term care facilities to third-party, independent operators towards an owner operator model.

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

In May 2021, the Company successfully rebranded to Selectis Health Inc., from Global Healthcare REIT, Inc. to better align with the current and future business model, which is to own and operate its facilities.

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

For the nine months ended September 30, 2021, the Company had negative operating cash flows of $1.6 million and a net working capital deficit of $0.6 million. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the nine months ended September 30, 2021, the Company reported a net loss of $506,216. The Company has also, through the Federal Bankruptcy Court of Middle Georgia, assumed the operations of two additional facilities in August and October 2021. Based on management’s projections we expect to generate positive cash flows for the next twelve months.

2.	Future refinancing of existing debt. As of September 30, 2021, the Company has a net working capital deficit of approximately $0.6 million. At the time of this filing, management has refinanced all five of the Company’s mortgages that mature in 2021. We are continuing to work with HUD to refinance additional properties to longer-term paper which will provide more certainty for future loan payments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

In May 2021, the board of directors of the Company approved a one-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock. On September 21, 2021, the Company filed amendment No. 1 to its second amended and restated articles of incorporation reflecting the reverse split and name change. This took effect on September 22, 2021 upon approval from FINRA. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q, have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$(483,716)	$1,651,332	$(52,995)	$466,677
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders - Basic	$(506,216)	$1,628,832	$(60,495)	$459,177

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$(506,216)	$1,628,832	$(60,495)	$459,177
Series D Preferred Dividends	-	22,500	-	7,500
Net Income (Loss) Attributable to Common Stockholders - Diluted	$(506,216)	$1,651,332	$(60,495)	$466,677

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	2,741,186	2,735,222	2,824,560	2,720,245

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	2,741,186	2,735,222	2,824,560	2,720,245
Effect of dilutive securities:
Conversion of Series D Convertible Preferred Stock	-	382,500	-	382,500
Weighted Average Common Shares Outstanding - Diluted	2,741,186	3,117,722	2,824,560	3,102,745

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.18)	$0.60	$(0.02)	$0.17
Diluted	$(0.18)	$0.53	$(0.02)	$0.15

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2021.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, restricted cash, accounts payable, debt and lease security deposit. We consider the carrying values of our short-term financial instruments to approximate fair value because they generally expose the Company to limited credit risk, because of the short period of time between origination of the financial assets and liabilities and their expected settlement, or because of their proximity to acquisition date fair values. The carrying value of long-term debt approximates fair value based on borrowing rates currently available for debt of similar terms and maturities.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2021, and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020

Land	$1,778,250	$1,778,250
Land Improvements	329,055	242,000
Buildings and Improvements	44,574,401	40,612,330
Furniture, Fixtures and Equipment	2,296,412	2,123,418
Construction in Progress	-	3,728,431
Property and Equipment, Gross	48,978,118	48,484,429

Less Accumulated Depreciation	(9,972,341)	(8,686,062)
Less Impairment	(1,560,000)	(1,560,000)

Property and Equipment, Net	$37,445,777	$38,238,367

	For the Nine Months Ended September 30,
	2021	2020

Depreciation Expense (excluding Intangible Assets)	$1,286,279	$1,140,628

Cash Paid for Capital Expenditures	$493,689	$817,750

4. INVESTMENTS IN DEBT SECURITIES

At September 30, 2021 and December 31, 2020, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	September 30, 2021	December 31, 2020

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at September 30, 2021, is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,670,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	975,000	975,000
Fixed-Rate Mortgage Loans	31,577,289	30,370,220
Variable-Rate Mortgage Loans	5,109,802	5,650,579
Other Debt, Current Note Payables	109,722	-
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	99,271	125,394
	40,432,084	39,707,193
Unamortized Discount and Debt Issuance Costs	(601,430)	(455,827)

	$39,830,654	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$5,287,453	$19,299,156
Short term debt – Related Parties, Net	275,000	-
Debt, Net	33,418,564	18,830,444
Debt - Related Parties, Net	849,637	1,121,766

The weighted average interest rate and term of our fixed rate debt are 4.06% and 15.53 years, respectively, as of September 30, 2021. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.36 years, respectively, as of September 30, 2021.

During the nine months ended September 30, 2021, the Company received $9,134,102 of proceeds from the issuance of non-related party debt. The company has made payments of $8,023,719 on non-related party debt. Additionally, the Company financed $507,433 of insurance premiums.

Corporate Senior and Senior Secured Promissory Notes

As of September 30, 2021, and December 31, 2020, the senior secured notes are subject to annual interest ranging from 10% to 11% and mature on October 31, 2021. Please refer to Note 11 for disclosure of extensions.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	September 30, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,097,785	$4,618,006
Georgia(2)	5	$17,765,992	$16,709,089	$17,029,094
Ohio	1	$3,000,000	$2,741,799	$2,798,000
Oklahoma(3)	6	$13,181,325	$13,138,418	$11,575,699

	13	$38,947,317	$36,687,091	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the nine months ended September 30, 2021, the Company recognized other income of $520,221 for repayments on the loan.
(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.
(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to December 2021 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for $8,029,800 at annual interest of 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate and Other Debt

Other debt outstanding as of September 30, 2021 and December 31, 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	September 30, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	December 31, 2019
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	December 31, 2019
Higher Call Nursing Center	150,000	99,271	125,394	8% Fixed	April 1, 2024

		$990,271	$1,016,394

Our corporate debt outstanding as of September 30, 2021, and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	September 30, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$25,000	$25,000	10.0% Fixed	December 31, 2018
10% Senior Secured Promissory Notes	1,670,000	1,645,000	1,670,000	10.0% Fixed	June 30, 2023
10% Senior Secured Promissory Notes – Related Party	850,000	850,000	850,000	10.0% Fixed	June 30, 2023
11% Senior Secured Promissory Notes – Related Party	125,000	125,000	125,000	11.0% Fixed	October 31, 2021

		$2,645,000	$2,670,000

On June 16, 2021, the Company through its subsidiaries received confirmation that the loan of $675,598 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was forgiven by the SBA.

As of September 30, 2021 current maturities and principal reduction payments of all note payables listed above for the next five years and thereafter are as follows:

Twelve Months Ending September 30,
2022	$5,563,637
2023	6,402,120
2024	6,555,061
2025	4,371,739
2026	1,486,066
2027 and after	16,053,461
$40,432,084

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the nine months ended September 30, 2021, the Company paid $30,000 for Series D preferred stock dividends. Dividends of $22,500 were declared during the nine months ended September 30, 2021. All quarterly dividends previously declared have been paid.

Common Stock

For the nine months ended September 30, 2021, the Company sold 150,000 shares of Common Stock at a purchase price of $5.00 per share for net proceeds of $713,625. The offering was conducted through a registered broker-dealer acting as a Placement Agent. The Placement Agent was paid a cash commission of 5% of the gross proceeds of the offering proceeds, which was reduced to 2.5% commission on the proceeds of investments by directors and officers of the Company and a three-year warrant exercisable to purchase 10% of the number of shares of common stock sold to non-officer or director investors in the offering at an exercise price of $5.00 per share. No warrants have yet been issued to the placement agent as of September 30, 2021. The Company did not pay dividends on common stock.

For the nine months ended September 30, 2021, the Company issued 30,000 shares of restricted stock award and recognized stock-based compensation of $18,900.

Non-Controlling Interest

During the nine months ended September 30, 2021, the Company purchased remaining non-controlling interest for $60,000.

Common Stock Warrants

As of September 30, 2021, and December 31, 2020, the Company had 215,600 and 275,600, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 0.19 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of September 30, 2021, and December 31, 2020 was $360,052 and $82,680, respectively. During the nine months ended September 30, 2021, 60,000 warrants were exercised in a cashless transaction in exchange for 19,524 shares of common stock. Activity for the nine months ended September 30, 2021, related to common stock warrants is as follows:

	September 30, 2021
	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	275,600	$5.00
Issued	-	-
Cancelled	-	-
Exercised	60,000	5.00
Expired	-	-

Ending Balance	215,600	$5.00

Common Stock Options

During the nine months ended September 30, 2021, 60,000 options were exercised in a cashless transaction in exchange for 31,200 shares of common stock, resulting in the Company having 0 outstanding options to purchase common stock as of September 30, 2021.

7. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of September 30, 2021, and December 31, 2020, the Company owed Mr. Neuman for legal services rendered $9,990 and $9,900, respectively.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at September 30, 2021:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option if any
Warrenton(2)	$54,101	-	None
Goodwill (3)	$54,617	February 1, 2027	Term may be extended for one additional five-year term.
Providence(4)	$41,616	-	None

(1)	Monthly lease income reflects rent income on a straight-line basis over, where applicable, the term of each lease.
(2)	The Company served Notice of Termination to operator in January 2021. See footnote 10.
(3)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.
(4)	The Company served Notice of Termination to operator in January 2021. See footnote 10.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years

Remaining 3 months of 2021	$154,854
2022	626,808
2023	635,026
2024	643,401
2025	651,954
2026 and Thereafter	715,781

Total	$3,427,824

9. SEGMENT REPORTING

The Company had two primary reporting segments during the nine months ended September 30 2021, segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

	Statements of Operations Items For the Three Months Ended
	September 30, 2021			September 30, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$155,071	$-	155,071	$484,299	$-	$484,299
Healthcare Revenue		6,939,841	6,939,841		5,835,862	5,835,862
Management Fee Revenue	-	224,143	224,143	-	-	-
Total Revenue	155,071	7,163,984	7,319,055	484,299	5,835,862	6,320,161
Expenses
Property Taxes, Insurance and Other Operating	441,393	3,972,537	4,413,930	125,574	3,646,253	3,771,827
General and Administrative	851,287	870,005	1,721,292	326,933	680,450	1,007,383
Provision for Bad Debts	12,142	-	12,142	-	(34,091)	(34,091)
Acquisition Costs	-	-	-	181,292	-	181,292
Depreciation and Amortization	366,640	68,373	435,013	335,422	71,374	406,796
Total Expenses	1,671,462	4,910,915	6,582,377	969,221	4,363,986	5,333,207
Income (Loss) from Operations	(1,516,391)	2,253,069	736,678	(484,922)	1,471,876	986,954
Other (Income) Expense
Interest Expense, Net	485,924	892	486,816	453,056	62,910	515,966
Other (Income) Expense	(51,856)	-	(51,856)	-	-	-
Lease Termination Expense	354,710	-	354,710	-	-	-
Total Other (Income) Expense	788,778	892	798,670	453,056	62,910	515,966
Net Income (Loss)	(2,305,169)	2,252,177	(52,992)	(937,978)	1,408,966	470,988
Net (Income) Loss Attributable to Noncontrolling Interests	-	-	-	(4,311)	-	(4,311)
Net Income (Loss) Attributable to Selectis Health, Inc.	$(2,305,169)	$2,252,177	$(52,992)	$(942,289)	$1,408,966	$466,677

	Statements of Operations Items for the Nine Months Ended
	September 30, 2021			September 30, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$933,360	$-	933,360	$1,628,904	$-	$1,628,904
Healthcare Revenue		17,936,432	17,936,432		13,673,323	13,673,323
Management Fee Revenue	-	224,143	224,143	-	-	-
Total Revenue	933,360	18,160,575	19,093,935	1,628,904	13,673,323	15,302,227
Expenses
Property Taxes, Insurance and Other Operating	1,268,523	11,345,373	12,613,896	424,953	8,332,849	8,757,802
General and Administrative	2,811,409	1,920,706	4,732,115	623,082	1,100,071	1,723,153
Provision for Bad Debts	28,275	-	28,275	-	229,799	229,799
Acquisition Costs	-	-	-	209,946	-	209,946
Depreciation and Amortization	1,099,385	186,894	1,286,279	1,006,189	168,710	1,174,899
Total Expenses	5,207,592	13,452,973	18,660,565	2,264,170	9,831,429	12,095,599
Income (Loss) from Operations	(4,274,232)	4,707,602	433,370	(635,266)	3,841,894	3,206,628
Other (Income) Expense
Interest Expense	1,673,796	6,744	1,680,540	1,463,416	169,121	1,632,537
Gain on Forgiveness of PPP Loan	-	(675,598)	(675,598)	-	-	-
Other (Income) Expense	(548,933)	-	(548,933)	(80,400)	-	(80,400)
Lease Termination Expense	450,427	-	450,427	-	-	-
Total Other (Income) Expense	1,575,290	(668,854)	906,436	1,383,016	169,121	1,552,137
Net Income (Loss)	(5,849,523)	5,376,456	(473,066)	(2,018,282)	3,672,773	1,654,491
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	-	(10,650)	(3,159)	-	(3,159)
Net Income (Loss) Attributable to Selectis Health, Inc.	$(5,860,172)	$5,376,456	$(483,716)	$(2,021,441)	$3,672,773	$1,651,332

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement will become effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly-owned subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC. Pending the granting of all Licenses, the Company is managing the operations of the facilities under the Interim Management Agreement using the licenses of CRM of Warrenton, LLC and CRM of Sparta, LLC.

High Street Nursing, LLC v. Ohio Department of Health, Court of Common Pleas, Franklin County, Ohio, Case No. 21 CV 6559.

In the second quarter of 2021 the Company brought this action through its wholly-owned subsidiary High Street Nursing, LLC (“High Street”) against the Ohio Department of Health to prevent the Department of Health from revoking the state issued license covering the Meadowview skilled nursing facility located in Seville, Ohio. The facility is owned by High Street and was leased to a third party operator who abandoned the facility. The Department of Health is trying to revoke the license of the former operator and has refused our request to transfer the license to a new operator controlled by the Company. Our Motion for Temporary Injunction was denied by the Court. We have subsequently filed a Motion for Preliminary and Permanent Injunction which is pending. Our claims against the Department of Health are based upon our property interests in the facility and raise issues of unlawful condemnation and eminent domain. No prediction can be made regarding the outcome of this matter.

In the Matter of Hunter

The Company received a spoliation letter from an attorney dated October 8, 2021 advising of the intent to assert a personal injury claim against our operating subsidiary Glen Eagle Health & Rehab, LLC which operates our skilled nursing facility in Abbeville, Georgia. The matter has been referred to our insurance carrier. We have been provided no further information.

11. SUBSEQUENT EVENTS

On October 31, 2021, the Company successfully extended the $850,000 of related party and $1,645,000 of non-related party Senior debt from a maturity date of October 31, 2021, to June 30, 2023. The Company is in the process of redeeming $125,000 of related party debt once the notes are delivered or the proper documentation for a lost note is cleared. Additionally, the interest rate has been decreased from 11% to 10%.

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

Properties

As of September 30, 2021, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2021:

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

Results of Operations – Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

Rental revenues for the three months ended September 30, 2021, and 2020 totaled $155,071 and $484,299, respectively. The Company also had healthcare revenue of $6,939,841 for the three months ended September 30, 2021, compared to $5,835,862 for the three months ended September 30, 2020. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

In accordance with GAAP, the Company has been recognizing rental revenues on a straight-line basis. As such the Company carries a receivable on the Balance Sheet to account for the difference between cash receipts and the straight-line revenue over the life of the lease. Due to the resolution of Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201 and ALT/WARR, LLC v. CRM of Sparta, LLC, by order of the United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200 on June 21, 2021; management has written down this asset by $354,710 for rents not received in the three months ended September 30, 2021, as well as all future rents.

General and administrative expenses were $1,721,292 and $1,007,383 for the three months ended September 30, 2021 and 2020, respectively. This is due to our efforts to transition to our care-delivery model. The G&A expenses will continue to represent the shared services and support structure for our healthcare operations. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $4,413,930 and $3,771,827 for the three months ended September 30, 2021 and 2020, respectively. Our expenses have increased as a result of owning and operating more facilities compared to the period in the prior year.

Expenses related to the provision for bad debt was $12,142 for the three months ended September 30, 2021, and $(34,091) for the three months ended September 30, 2020. This change is related to a bad-debt policy change, specific to healthcare.

Depreciation and amortization expense increased $28,217 from $406,796 for the three months ended September 30, 2020, to $435,013 for the three months ended September 30, 2021. This increase is related to an increase in our plant, property, and equipment, compared to the same period in the prior year.

The Company had $486,816 of interest expense for the three months ended September 30, 2021, and $515,966 interest expense for the three months ended September 30, 2020. This decrease is related to the timing of refinancing mortgages during the three months ended September 30, 2021.

The Company had $51,856 of other income for the three months ended September 30, 2021, and $0 for the three months ended September 30, 2020. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Results of Operations – Nine Months Ended September 30, 2021, Compared to the Nine Months Ended September 30, 2020

Rental revenues for the nine months ended September 30, 2021, and 2020 totaled $933,360 and $1,628,904. The Company also had healthcare revenue of $17,936,432 for the nine months ended September 30, 2021, compared to $13,673,323 for the nine months ended September 30, 2020. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $4,732,115 and $1,723,153 for the nine months ended September 30, 2021 and 2020, respectively. This is due to our efforts to transition to our care-delivery model. The G&A expenses will continue to represent the shared services and support structure for our healthcare operations. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $12,613,896 and $8,757,802 for the nine months ended September 30, 2021 and 2020, respectively. Our expenses have increased as a result of owning and operating more facilities compared to the same time in the prior year.

Expenses related to the provision for bad debt was $28,275 for the nine months ended September 30, 2021, and $229,799 for the nine months ended September 30, 2020. This decrease is related to a bad-debt policy change, specific to healthcare.

Depreciation and amortization expense increased $111,380 from $1,286,279 for the nine months ended September 30, 2020, to $1,174,899 for the nine months ended September 30, 2021. This increase is related to an increase in our plant, property, and equipment, compared to the same period last year.

The Company had $1,680,540 of interest expense for the nine months ended September 30, 2021, and $1,632,537 interest expense for the nine months ended September 30, 2020. This increase is related to an increase in notes on new properties compared to the same period last year.

The Company had $548,933 of other income for the nine months ended September 30, 2021, and $0 for the nine months ended September 30, 2020. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At September 30, 2021, the Company had cash and cash equivalents of $2,791,585 and restricted cash of $822,273. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home, Warrenton Health and Rehab, and Southern Hills Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all five mortgage that mature in the 2021 fiscal year, as well as the mortgage on our Tulsa campus.

Cash used in operating activities was $1,604,764 for the nine months ended September 30, 2021, compared to cash provided by operating activities of $2,907,272 for the nine months ended September 30, 2020. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $493,689 for the nine months ended September 30, 2021, compared to cash used in investing activities of $1,330,827 for the nine months ended September 30, 2020.

Cash provided by financing activities was $1,734,008 for the nine months ended September 30, 2021 compared to cash provided by financing activities of $2,186,483 for the nine months ended September 30, 2020. This resulted from proceeds from a PPP loan during the nine months ended September 30, 2021.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $336,931 and $0 as of September 30, 2021, and 2020, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of September 30, 2021, and 2020, there were no deferred lease incentives recorded.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement will become effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly-owned subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC. Pending the granting of all Licenses, the Company is managing the operations of the facilities under the Interim Management Agreement using the licenses of CRM of Warrenton, LLC and CRM of Sparta, LLC.

High Street Nursing, LLC v. Ohio Department of Health, Court of Common Pleas, Franklin County, Ohio, Case No. 21 CV 6559.

In the second quarter of 2021, the Company brought this action through its wholly-owned subsidiary High Street Nursing, LLC (“High Street”) against the Ohio Department of Health to prevent the Department of Health from revoking the state issued license covering the Meadowview skilled nursing facility located in Seville, Ohio. The facility is owned by High Street and was leased to a third party operator who abandoned the facility. The Department of Health is trying to revoke the license of the former operator and has refused our request to transfer the license to a new operator controlled by the Company. Our Motion for Temporary Injunction was denied by the Court. We have subsequently filed a Motion for Preliminary and Permanent Injunction which is pending. Our claims against the Department of Health are based upon our property interests in the facility and raise issues of unlawful condemnation and eminent domain. No prediction can be made regarding the outcome of this matter.

In the Matter of Hunter

The Company received a spoliation letter from an attorney dated October 8, 2021 advising of the intent to assert a personal injury claim against our operating subsidiary Glen Eagle Health & Rehab, LLC which operates our skilled nursing facility in Abbeville, Georgia. The matter has been referred to our insurance carrier. We have been provided no further information.

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

The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and state Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at all of our facilities are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Additionally, as of the date of this Report, all of our facilities have reported occurrences of COVID-19 in both staff and residents. We have implemented aggressive vaccination programs at all of our facilities but have not imposed mandates. As of the date of this Report, the vast majority of our staff and residents have been vaccinated.

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

SELECTIS HEALTH, INC.

Date: November 15, 2021	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Brandon Thall
Brandon Thall, Chief Financial Officer (Principal Accounting Officer)

