Form 10-K
period 2021-12-31
SELECTIS HEALTH, INC.
filed 2022-08-26
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Issuer’s telephone number: (720) 680-0808

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of the 2,544,097 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $15,518,992 computed by reference to the price at which the common equity was last sold at June 30, 2021.1

The number of shares outstanding of the registrant’s common stock as of August 22, 2022 is 3,067,059.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

SELECTIS HEALTH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and,
*	expectations regarding competition from other companies.
*	the duration and scope of the COVID-19 pandemic
*	the impact of the COVID-19 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants.
*	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operations/tenants.
*	The effects of health and safety measures adopted by us and our operations/tenants in response to the COVID-19 pandemic.
*	Increased operational costs because of health and safety measures related to COVID-19.
*	The impact of the COVID-19 pandemic on the business and financial conditions of our operations/tenants and their ability to pay rent.
*	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19.
*	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

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

EXPLANATORY NOTE

UNLESS OTHERWISE STATED, ALL SHARE AND PER SHARE INFORMATION CONTAINED IN THIS ANNUAL REPORT GIVES RETROACTIVE EFFECT TO A ONE-FOR-TEN REVERSE SPLIT WHICH WAS EFFECTIVE SEPTEMBER 22, 2021.

PART I

ITEM 1.	BUSINESS

Background

Selectis Health, Inc. (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries, Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019 the Company shifted from leasing long-term care facilities to third-party, independent operators towards a model where a wholly owned subsidiary would operate but is owned by another wholly owned subsidiary.

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

In May 2021, the Company successfully rebranded to Selectis Health, Inc., from Global Healthcare REIT, Inc. to better align with the current and future business model, which is to own and operate its facilities.

We acquire, develop, lease, manage, and dispose of healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

The Company owns 13 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations through newly created independent operating subsidiaries. In the future, the Company intends to own and operate all future facilities. As of December 2021, the Company, through wholly-owned subsidiaries, operates 11 healthcare facilities.

Business Strategy

As an organization, our primary goal is to increase shareholder value through profitable growth and professional healthcare. Our investment strategy to achieve this goal is based on four principles: (i) quality healthcare for our residents, (ii) opportunistic investing, (iii) portfolio diversification and (iv) conservative financing.

Quality Healthcare for our Residents

Our healthcare operations continue to bolster our revenue. Over the last two years, our operational footprint has grown from one facility to nine. The mix of our revenues, from leasing facilities to our owner operator model has shifted drastically from rents to healthcare as well. To ensure this continues our operational teams and staff at our facilities are dedicated to maintaining the highest of standards and quality care metrics in line with, but not limited to, the CDC, ADA, CMS, and all state and local guidelines.

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

Senior housing. Senior housing facilities include assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their needs. Services provided by our operations or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Senior housing property types are further described below.

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

Recent Financings

2021 Senior Secured Note Extension

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering was increased to $2,500,000. Effective February 5, 2020 and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020 was to a related party. Effective October 31, 2020 the Company completed the exchange of $150,000 of Units in the Offering for matured Senior Unsecured Notes. No fees or commissions were paid on the sale of the Units. The proceeds were used for general working capital.

In October 2021, the Company renegotiated the Senior Secured Notes, originally issued in 2018. The new terms were for 10% annual interest through June 30, 2023. The warrants issued and associated with these notes were extended through the same date. All other terms remain the same.

Exchange of Senior Notes for Common Stock

In the fourth quarter of 2021 and first quarter of 2022, the Company completed the exchange of an aggregate of $795,000 in principal amount of Senior Secured Notes for 159,000 shares of Common Stock valued at $5.00 per share.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak has now spread to the United States and infections have been reported globally.

Starting in March 2020, the COVID-19 pandemic, and measures to prevent its spread began to affect us in a number of ways. In our operating portfolio, occupancy trended lower in the second half of the month as government policies and implementation of infection control best practices began to materially limit or close communities to new resident move-ins. In addition, starting in mid-March, operating costs began to rise materially, including for services, labor and personal protective equipment and other supplies, as our operations took appropriate actions to protect residents and caregivers. These trends accelerated in fiscal year 2021, and are expected to continue through at least December 2023, impacting revenues and net operating income.

The Centers for Disease Control & Prevention (“CDC”) will provide final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and state Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at all of our facilities are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Our operations have also reported to us that they currently have adequate supply levels, including appropriate quantities of Personal Protective Equipment (PPE) for staff.

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

The COVID-19 pandemic is rapidly evolving. The information in this Report is based on data currently available to us and will likely change as the pandemic progresses. As COVID-19 continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operations, employees and vendors, and impact on the facilities we manage, all of which are uncertain and cannot be predicted. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results, and financial condition.

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

PPP and CARES Act

On April 1, 2021, the Company received confirmation that the request for forgiveness for the second round of Paycheck Protection Program (“PPP”) finding was forgiven. In April and May of 2020, we applied for and were approved for an aggregate of $1,610,169 in Paycheck Protection Program (“PPP”) loans issued by the SBA. As a result of newly adopted amendments to the PPP program, 60% of the PPP loan amount must be expended on payroll in the 24 week-period following the loan date. On November 19, 2020, the Company received notice of forgiveness of the entire balance on two of its three loans obtained through the PPP (the “PPP Loans”) of the CARES Act. The forgiveness included principal of $324,442 and $710,752, as well as interest payable of $1,794 and $3,869. The Company applied for forgiveness on the remaining $574,975 principal and interest payable of $4,017, which was approved by the SBA on June 16, 2021.

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

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our operations and tenants by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operations base to limit our exposure to any single entity, and seeking tenants and operations that are not largely dependent on Medicaid reimbursement for their revenues. In addition, we ensure in each instance that our operations have obtained all necessary licenses and permits before beginning operations and require that those operators covenant that they will comply with all applicable laws and regulations in connection with the facility operations.

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

Health Care Regulatory Climate

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. Our operations are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operations, in addition to regulatory non-compliance by our operations, can have a significant effect on the operations and financial condition of our operations, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020 following the World Health Organization’s decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended through April 14, 2022, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions have contributed, and may continue to contribute, to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020 and discussed below, continue to have a significant impact on our operations and financial condition. The extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of genetic mutations of the virus into new variants, the impact of vaccine distributions and booster doses on our operations and their populations, the impact of vaccine mandates on staffing shortages at our operations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our revenue is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Significant limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse us for our operating and capital expenses. In addition to quality and value based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operations, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operations.

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress has enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

In further response to the pandemic, in 2020, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that are attributable to coronavirus. In addition, in September 2021, HHS announced the release of $25.5 billion in provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers through the American Rescue Plan Act. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in four general phases. In May 2020, HHS announced that approximately $9.5 billion in targeted distributions would be made available to eligible SNFs, approximately $2.5 billion of which were composed of performance-based incentive payments tied to a facility’s infection rate. Approximately $8.5 billion in additional funds were added to the Provider Relief Fund through the American Rescue Plan Act enacted on March 11, 2021; however, these funds are limited to rural providers and suppliers. In September 2021, HHS announced the release of $25.5 billion of funding, including $17 billion in Phase 4 Provider Relief Fund payments for a broad range of healthcare providers who can document revenue loss and expenses associated with the pandemic between July 1, 2020 and March 31, 2021, as well as release of the $8.5 billion in funding for rural providers, including those with Medicaid and Medicare patients. In addition, in September 2021, the Centers for Disease Control and Prevention (“CDC”) announced it would allocate $500 million to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. There are substantial uncertainties regarding the extent to which our operations will receive additional funding from HHS.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operations to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers are scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operations in April 2021 and have adversely impacted, and will continue to adversely impact, operating cash flows.

Additionally, CMS suspended Medicare sequestration payment adjustments, which would have otherwise reduced payments to Medicare providers by 2%, from May 1, 2020 through December 31, 2020, but also extended sequestration through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and it most recently has been further extended from December 31, 2021 through March 31, 2022. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

Quality of Care Initiatives and Additional Requirements Related to COVID-19. In addition to COVID-19 reimbursement changes, several regulatory initiatives announced in 2020 and 2021 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation will be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds to SNF or ALF providers, approximately $200 million was allocated to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and $500 million has been allocated by the CDC to staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020 and 2021. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. These hearings, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in legislation imposing additional requirements on our operations.

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

Medicare. On July 29, 2021, CMS issued a final rule regarding the government fiscal year 2022 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $410 million, or 1.2%, for fiscal year 2022 compared to fiscal year 2021. This estimated reimbursement increase is attributable to a 2.7% market basket increase factor less a 0.8 percentage point forecast error adjustment and a 0.7 percentage point productivity adjustment, and a $1.2 million decrease due to the proposed reduction to the SNF prospective payment system rates to account for the recent blood-clotting factors exclusion. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $184.25 million in fiscal year 2022.

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. Additionally, our operations continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency.

Other Regulation:

Office of the Inspector General Activities. The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws. More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes and SNFs. The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates, and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates. In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018. The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability. The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19. It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operations.

Department of Justice and Other Enforcement Actions. SNFs are under intense scrutiny for ensuring the quality of care being rendered to residents and appropriate billing practices conducted by the facility. The Department of Justice (“DOJ”) has historically used the False Claims Act to civilly pursue nursing homes that bill the federal government for services not rendered or care that is grossly substandard. In 2020, the DOJ launched a National Nursing Home Initiative to coordinate and enhance civil and criminal enforcement actions against nursing homes with grossly substandard deficiencies. Such enforcement activities are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these enforcement activities or investigations incurred by our operations may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on their reputation, business, results of operations and cash flows.

Medicare and Medicaid Program Audits. Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries, and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our operations’ billing practices from time to time. CMS contracts with Recovery Audit Contractors on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program. Regional Recovery Audit Contractor program auditors along with the OIG and DOJ are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. CMS also employs Medicaid Integrity Contractors to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the state Medicaid agencies and other contractors have increased their review activities. To the extent any of our operations are found out of compliance with any of these laws, regulations or programs, their financial position and results of operations can be adversely impacted, which in turn could adversely impact us.

Fraud and Abuse. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships, and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.

These laws include: (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid Anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, such as services provided in a SNF; (iii) federal and state physician self-referral laws (commonly referred to as the Stark Law), which generally prohibit referrals by physicians to entities for designated health services (some of which are provided in SNFs) with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information.

Violations of healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. Additionally, there are criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the Anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or whistleblower actions, which have become more frequent in recent years.

Privacy. Our operations are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights (“OCR”). Additionally, in a final rule issued in January 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate through a risk assessment that there is a low probability that the information has been compromised.

Various states have similar laws and regulations that govern the maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services. These laws and regulations require our operations to expend the requisite resources to secure protected health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy law or regulation may face significant monetary penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.

Licensing and Certification. Our operations and facilities are subject to various federal, state, and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operations’ facilities and investigate complaints. Our operations and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, or closure of certain healthcare facilities, which has the potential to impact some of our operations’ abilities to expand or change their businesses.

Other Laws and Regulations. Additional federal, state and local laws and regulations affect how our operations conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operations’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). It is anticipated that our operations will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. These requirements may continue to evolve and develop over lengthy periods of time.

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long-term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long-term care settings. On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met. The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing. A number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to COVID-19. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operations may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operations’ reputation, business, results of operations and cash flows.

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

EMPLOYEES

As of December 31, 2021, the Company and its subsidiaries had 503 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has subjected our business, operations, and financial condition to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations may be adversely impacted if a significant number of our employees’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experienced significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position, and access to capital markets.

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

As of December 31, 2021, we owned thirteen long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2021:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia	5	4	1	78,197	46,199	454	100
Ohio	1	1	-	27,500	-	99	-
Oklahoma	6	6	0	162,976	-	351	-
Total	13	11	2	268,673	86,936	904	241

ITEM 3.	LEGAL PROCEEDINGS

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

Oliphant v. Global Eastman, LLC, et.al., State Court of Cobb County, State of Georgia, Civil Action No. 20-A-3983

This is a personal injury lawsuit against various defendants arising out of the death of a patient of the Eastman Healthcare & Rehab Center (the “Facility”). At all relevant times, the Facility was owned by the Company’s wholly owned subsidiary Dodge NH, LLC and leased to Eastman Health & Rehab LLC, an affiliate of Cadence Healthcare, as lease operator. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident for which complaint was made. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care. The landlord is Dodge NH, LLC. Global Eastman, LLC was not formed as a legal entity during the period of the incident and did not assume the past liabilities as part of the OTA with the receivership of Eastman Healthcare & Rehab LLC which was effective July 1, 2020. Global Eastman LLC was formed on November 21, 2019. Plaintiff has dismissed these claims with prejudice, and the Company has filed a Motion to be awarded attorney’s fees and costs.

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement became effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly owned operating subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC.

High Street Nursing, LLC v. Ohio Department of Health, Court of Common Pleas, Franklin County, Ohio, Case No. 21 CV 6559.

The Company brought this action through its wholly owned subsidiary High Street Nursing, LLC (“High Street”) against the Ohio Department of Health (ODH) to prevent the Department of Health from revoking the state issued license covering the Meadowview skilled nursing facility located in Seville, Ohio. The facility is owned by High Street and was leased to a third-party operator who abandoned the facility. The Department of Health is trying to revoke the license of the former operator and has refused our request to transfer the license to a new operator controlled by the Company. Our Motion for Temporary Injunction was denied by the Court. We have subsequently filed a Motion for Preliminary and Permanent Injunction which is pending. Our claims against the Department of Health are based upon our property interests in the facility and raise issues of unlawful condemnation and eminent domain. No prediction can be made regarding the outcome of this matter; but the Company will pursue the ODH to the fullest extent.

In the Matter of Hunter

The Company received a spoliation letter from an attorney dated October 8, 2021, advising of the intent to assert a personal injury claim against our operating subsidiary Glen Eagle Health & Rehab, LLC which operates our skilled nursing facility in Abbeville, Georgia. We have been provided no further information, but after reviewing the information we believe at this time that the likelihood of an adverse outcome is remote.

Edwards Redeemer Property Holdings, LLC, et.al. v. Buildstrong Roofing and Construction, Inc.,et.al. District Court of and for Tulsa County, Oklahoma, Case No. CJ-202

This Company brought this action against a contractor that performed work at our Park Place facility in Oklahoma City and our Southern Hills SNF in Tulsa. The claims are based upon negligence and breach of contract for subpar work due to defects in materials, workmanship and Buildstrong not providing services for which they received payment. The case is pending.

Tara Gaspar, et.al v. GL Nursing, LLC, et.al., Circuit Court of Lonoke County, Arkansas, Civil Division, Case. No. 43CV-21-864.

This case is a personal injury action in which our subsidiary GL Nursing, LLC was joined as a defendant because it is the owner of the property leased to an operating tenant. The action is based upon quality of care over which we had no control. We believe that our risk of a material adverse outcome is remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding shares of the Company’s common stock are traded over the counter and quoted on the OTC.Pink under the symbol “GBCS”. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2020 through December 31, 2021. All prices give retroactive effect to a one-for-ten reverse split which was effective in September 2021.

	High	Low
Jan - Mar 2020	$2.50	$1.90
Apr - June 2020	$2.80	$1.60
July - Sept 2020	$2.10	$1.20
Oct - Dec 2020	$5.30	$1.30
Jan - Mar 2021	$6.90	$4.60
Apr - June 2021	$7.40	$4.10
July - Sept 2021	$8.70	$0.65
Oct - Dec 2021	$7.50	$5.61

Since July 20, 2022, due to the Company being delinquent in its SEC reporting, the Company’s common stock is eligible for Unsolicited Quotes Only. The stock is traded on the Expert Market only, which is not eligible for public viewing. The Company expects that its common stock will resume being quoted on the OTC once it has brought its SEC reporting current.

The OTC.Pink prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of August, 2022, there were approximately 733 record owners of the Company’s common stock not including stock held in street name.

The OTC.Pink is a quotation service that displays real-time quotes, last sale prices and volume information in over the counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on any national securities exchange. The OTC.Pink is not an issuer listing service, market, or exchange. Although the OTC.Pink does not have any listing requirements, per se, to be eligible for quotation on the OTC.Pink, issuers must remain current in their filings with the SEC or applicable regulatory authority.

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2021, and 2020, the Company paid no dividends on common stock but did pay the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, and other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None, except as previously reported on Forms 8-K.

EQUITY COMPENSATION PLAN INFORMATION

In May 2021, the Company adopted its 2021 Equity Incentive Plan and authorized an aggregate of 300,000 shares of Common Stock to be issued pursuant to rights granted under the Plan. As of the date of this Report, no options, SAR’s or other rights to acquire shares of Common Stock under the Plan had been granted or are outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of COVID-19 Pandemic

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:

●	Our operating revenues and our triple-net operators’ revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. In addition, increased expenses are expected to continue until the pandemic subsides. Such factors may impact our triple-net operator’s ability to pay rent and contractual obligations. Furthermore, various local and state stay at home orders and the temporary closure of certain medical practices as a result may impact our medical office building tenants’ ability to pay rent. These factors may cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables.

●	Assessing properties for potential impairment involves subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or estimated fair value of the asset. Key assumptions are made in this assessment and drive conclusions include the estimation of future rental revenues, operating expenses, capitalization rates and the ability and intent to hold the respective asset. All of these assumptions are significantly affected by our expectations of future market or economic conditions and can be highly impacted by the uncertainty of the COVID-19 pandemic.

●	The determination of the allowance for credit losses is based on our evaluation of collectability of our loans receivable and includes review of factors such as delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying collateral. Reduced economic activity severely impacts our borrowers’ businesses, financial conditions and liquidity and may hinder their ability to make contractual payments to us, leading to an increase in loans deemed to have deteriorated credit which could result in an increase in the provision for loan losses.

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2021, totaled $626,808, compared to $2,112,459 for the year ended December 31, 2020, a decrease of $1,485,651. The Company also had Healthcare revenue of $26,921,547 for the year end December 31, 2021, an increase of $9,485,500, compared to $17,436,047 for the year ended December 31, 2020. The Company also had Healthcare Grant revenue of $1,514,728 for the year end December 31, 2021, an increase of $134,536, compared to $1,380,192 for the year ended December 31, 2020. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease. Management Revenue for the year ended December 31, 2021, totaled $224,143, compared to $0 for the year ended December 31, 2020.

General and administrative expenses were $5,911,934 for the year ended December 31, 2021, compared to $2,088,722 for the year ended December 31, 2020, an increase of $3,823,212. This increase can be attributed to the Company operating more facilities, with the addition of the administration expenses within those operations. The Company expects general and administrative expenses will continue to increase as management assumes more operations.

Property taxes, insurance, and other operating expenses totaled $21,473,397 and $13,384,322 for the years ended December 31, 2021, and 2020, respectively, an increase of $8,089,075. Operating expenses increased primarily as a result of operating three additional facilities, as well as increased costs due to the COVID-19 pandemic.

Expenses related to the provision for bad debt were $897,538 for the year ended December 31, 2021, and $292,529 for the year ended December 31, 2020, a increase of $605,009. This increase is due to the Company’s growth in healthcare revenue which also increased the provision for bad debt expense.

Depreciation and amortization expense totaled $1,733,349 for the year ended December 31, 2021, compared to $1,580,300 for the year ended December 31, 2020, an increase of $153,049. This increase is due to equipment additions.

The Company had $2,497,893 of interest expense for the year ended December 31, 2021, and $2,139,901 interest expense for the year ended December 31, 2020. This increase is related to an increase in notes on new properties compared to the same period last year.

For the year ended December 31, 2021, we recorded loss on extinguishment of debt of $65,623 compared to a gain of $1,727,349 for the year ended December 31, 2020. During 2021, the Company recorded an aggregate gain on extinguishment of debt of $675,598 in connection with the forgiveness of the entire balance of principal and accrued interest on the remaining PPP loan. The Company recorded an aggregate gain on extinguishment of debt in 2020 of $1,619,849 in connection with the forgiveness of the entire balance of principal and accrued interest on two of its three PPP loans and the likely forgiveness of the third. Additionally, in 2020 the Company recorded an aggregate gain on extinguishment of debt of $107,500 in connection with the purchase from certain former investors in GWH Investors, LLC their notes in favor of Goodwill Hunting, LLC.

The Company had $258,943 of lease termination expense for the year ended December 31, 2021, as a result of the termination of two leases. This rent had been recognized on a straight-line basis.

LIQUIDITY AND CAPITAL RESOURCES

Through its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2021, the Company had cash and cash equivalents of $3,939,445 and restricted cash of $853,656. Our restricted cash is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home, ATL/Warr, LLC and Southern Tulsa TLC, LLC. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from rental revenues received and existing cash on hand. We plan to renew secured obligations that mature during 2022, as our projected cash flow from operations will be insufficient to retire the debt.

Cash used in operating activities was $270,930 for the year ended December 31, 2021, compared to cash provided by operating activities of $2,734,207 for the year ended December 31, 2020.

Cash used in investing activities was $519,575 for the year ended December 31, 2021, compared to cash used in investing activities of $1,572,818 for the year ended December 31, 2020.

Cash provided by financing activities was $1,605,955 for the year ended December 31, 2021, compared to cash provided by financing activities of $1,824,401 for the year ended December 31, 2020. This resulted from proceeds from a PPP loan and private placement during the year ended December 21, 2021. During 2020, we made payments on debt of $1,352,300 and received proceeds from issuance of debt of $3,265,448. During 2021 we made payments on debt of $8,023,719 and received proceeds from issuance of debt of $9,134,102.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to positive changes to cash flows, refinancing debt to more favorable terms, the forgiveness of our CARES Act loans, and the optimization of our operations in many of our current facilities.

As of December 31, 2021, and 2020, our debt balances consisted of the following:

	December 31, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,305,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	750,000	975,000
Fixed-Rate Mortgage Loans	31,407,503	30,370,220
Variable-Rate Mortgage Loans	5,063,841	5,650,579
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	93,251	125,394
	39,510,595	39,707,193
Unamortized Discount and Debt Issuance Costs	(1,243,071)	(455,827)

	$38,267,524	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$6,312,562	$19,299,156
Short term debt – Related Parties, Net	150,000	1,121,766
Debt, Net	31,054,962	18,830,444
Debt - Related Parties, Net	750,000	-

The weighted average interest rate and term of our fixed rate debt are 3.53% and 15.25 years, respectively, as of December 31, 2021. The weighted average interest rate and term of our variable rate debt are 5.89% and 17.1 years, respectively, as of December 31, 2020.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a formerly but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

State	Number of Properties	Total Face Amount	December 31, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,058,338	$4,618,006
Georgia	5	$17,765,992	$16,581,283	$17,029,094
Ohio	1	$3,000,000	$2,728,599	$2,798,000
Oklahoma(2)(3)	6	$12,129,769	$11,823,385	$11,575,699

	13	$37,895,761	$35,191,605	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the year ended December 31, 2021, the Company recognized other income of $521,400 for repayments on the loan.

(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to July 2022 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2021 and 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	December 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	31-Dec-19
Goodwill Nursing Home – Related Party	$150,000	$150,000	$150,000	13% Fixed	31-Dec-19
Higher Call Nursing Center	$150,000	$93,251	$125,394	8% Fixed	1-Apr-24

	$2,330,000	$984,251	$1,016,394

Our corporate debt at December 31, 2021 and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	December 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	$25,000	$-	$25,000	10.0% Fixed	31-Dec-18
10% Senior Secured Promissory Notes	1,670,000	1,230,000	1,670,000	10.0% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	975,000	750,000	975,000	10.0% Fixed	30-Jun-23

	$2,670,000	$1,980,000	$2,670,000

Contractual Obligations

As of December 31, 2021, we had the following contractual debt obligations:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Notes Payable - Principal	$41,200,007	$8,531,185	$8,303,456	$4,903,847	$19,461,519
Notes Payable - Interest	6,014,312	1,278,288	1,390,163	772,087	2,573,775

Total Contractual Obligations	$47,214,319	$9,809,473	$9,693,619	$5,675,934	$22,035,294

We have $9,800,000 of debt maturing and expect principal reduction payments of approximately $8,500,000 in the year ending December 31, 2022. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, inability to do so may impact our financial position and results of operations. We expect to refinance all loans maturing in 2022 as the associated properties meet loan to value requirements currently being employed in commercial lending. See the consolidated financial statements included elsewhere in this Form 10-K for additional debt details.

Revenues from operations are sufficient to meet the working capital needs of the Company for the foreseeable future. Cash on hand and revenues generated from operations are in excess of operating expenses and debt service requirements. Debt maturities are expected to be refinanced at reasonable terms upon maturity. The Company anticipates a combination of conventional mortgage loans, at market rates, issuance of revenue bonds and possibly additional equity injections to fund the acquisition cost of any additional properties. Except for renovations at Retirement Center, there are no material capital improvement or recurring capital expenditure commitments at the properties.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance our revenues are presented net of estimated allowances, and we no longer present the provision for doubtful accounts as a separate line item on our balance sheet.

The Company reviews its calculations for the realizability of gross service revenues monthly to make certain that we are properly allowing for the uncollectible portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made based on historical allowance rates for the various specific payer groups monthly with a greater emphasis given to current trends. This calculation is routinely analyzed by the Company based on actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, and Medicaid) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare, and Medicaid). Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care are based upon the payment terms specified in the related contractual agreements.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process).

The collection of outstanding receivables for Medicare, and Medicaid, is our primary source of cash and is critical to our operating performance. The primary collection risks relate to Medicaid pending patient accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our facilities provide reasonable estimates of our revenues and valuations of our accounts receivable.

In accordance with ASC 606, estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues. For the year ending December 31, 2021 the uncollectable amounts totaled $1,901,203. During the year ended December 31, 2021 the Company recognized $1,514,728, and $1,380,192 during the year ended December 31, 2020 in healthcare grant revenue.

Subsequent Events

In January 2022, as part of the debt conversion initiated in December 2021, the Company converted an additional $355,000 of Senior preferred notes for 71,000 shares of common stock at $5.00 per share.

On July 1st, 2022 the Board of Directors appointed David Furstenberg to serve on the Board of Directors for the Company.

On July 25, 2022 the Board of Directors approved and adopted the following committee charters and policies: Audit Committee Charter, Nominating and Governance Committee, Charter Compensation Committee, Charter Code of Conduct and Ethics Policy, Document Retention Policy, and Whistleblower Policy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-k, effective January 26, 2022, the Company’s Board of Directors, acting as an Audit Committee which has not been separately appointed, approved the appointment of Haynie & Company to serve as the Company’s independent registered public accounting firm. Prior to its engagement as the Company’s independent registered public accounting firm the Company had not consulted Haynie & Company with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company’s financial statements.

The Company’s former independent auditor, MaloneBailey, LLP, audited the Company’s financial statements through year ended December 31, 2020.

The Company engaged Haynie & Company as its independent registered public accountant. The engagement of Haynie & Company was effective on January 26, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2021. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for the Company violates the trust and integrity of the Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of the Company. When questions arise, they are escalated to the CFO, General Counsel, CEO, President, or Board for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2022, and management intends to work with our audit partners to ensure we have the proper controls in place going forward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

SEC ADMINISTRATIVE ORDER

On September 25, 2020, the SEC issued an Administrative Order against Sabra Capital Partners, LLC and Zvi Rhine requiring that those respondents cease and desist from further violations of certain federal securities laws. The full text of that Order is a matter of public record and can be found at the SEC’s website: www.sec.gov. Following the entry of that Order, on September 29, 2020, Mr. Rhine voluntarily resigned all positions with the Company, including as a Director, President, and CFO of the Company. Effective October 1, 2020, the Company entered into a consulting agreement with Mr. Rhine. In mid-December 2020, the Company advised Mr. Rhine that it would not be renewing his consulting agreement beyond the termination date. The Company has discovered several matters involving a financial benefit undertaken by Mr. Rhine that had previously been unknown by the other members of the Board and were unauthorized by the Company. The Company is doing a thorough investigation into Mr. Rhine’s actions both as a former employee and subsequently as a consultant to determine the full and exact nature and extent of any unauthorized conduct.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	48	Chairman, CEO	2015
Christopher Barker	54	President, COO, Director	2021
Clifford L. Neuman	74	Director	2014
Adam Desmond	52	Director	2017
David Furstenberg	61	Director	2022
Brandon Thall	39	Former CFO	2021
Mary Lucus	33	Interim CFO	2022

Lance Baller serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. (personal holding company), Titan Au, Inc, Empire Leasing LLC, Valdez Au, Inc, Extrac, Inc, Yukon Au, LLC (which all are in gold, sand, rock, and gravel mining), Ultimate Investment Corp. Inc (personal investment company) and Baller Family Foundation, Inc. (personal family foundation). He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Non-executive Chairman. He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company. Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund. He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. Mr. Baller has been a CEO, interim CEO, Chairman, CFO and secretary of various private and public listed companies throughout his career. Mr. Baller has had extensive experience in all aspects of corporate finance. Mr. Baller currently is on the board of trustees of Index Fund and Digital Funds where he serves as the chairman of the audit committee and as the audit committee financial expert under Sarbanes-Oxley. Mr. Baller also sits on the Board of Real Colorado Soccer, Real Weld Metro District, and the Front Infrastructure Authority (FRIA).

Christopher Barker is a co-founder and part of the Management Group at Graphium Health, a mobile, cloud-based software platform for anesthesia related to compliance, billing, revenue cycle management, electronic data capture and operational excellence. Mr. Barker served as the CEO of Graphium Health from 2011 to 2016. Mr. Barker is also a co-founder of empathiHR, launched in 2020 as a video based LMS Compliance solution for businesses. He is also the co-founder of HR Vids, launched in 2019 as a software platform that leverages video to assist with hiring, engagement, and retention in high-turnover industries. From 2004 to 2015 Mr. Barker was a co-founder, Partner and COO at Miller & Associates (Business Intelligence, Big Data, SaaS Solutions) and Dedo Interactive Inc. (UX/UI, mobile, multi-touch data visualization). In 2015 the Chenega Corporation acquired both Miller & Associates and Dedo. Mr. Barker led the M&A process on behalf of Miller & Associates and Dedo. From 1995 to 2003 he was the Branch Manager at The Employment Solution (TES) for the Dallas region. TES provided information technology consulting and permanent solutions for local clients such as Microsoft, EDS, Nortel Networks, Ericsson, and Fujitsu. He is also involved with Stadia Ventures as a mentor. Stadia Ventures is the global Sports Innovation Hub for entrepreneurs, industry partners and investors. Mr. Barker is a graduate of Roberts Wesleyan College with a Bachelor of Arts degree in Communications, with a concentration in Business. He also volunteers with a number of charities including being a Board Member of an orphanage in Kenya.

Clifford L. Neuman has been engaged as a principal in his own law firms for over 47 years, emphasizing corporate and securities law in the representation of companies in matters of corporate finance, mergers, acquisitions, reorganizations, and public and private offerings. Mr. Neuman has served on the boards of directors of numerous public, private, and non-profit companies and has been actively involved in the process of capital formation on behalf of his clients for many years. He is also the President of Gemini Gaming, Inc., which owns and operates a gaming casino in Blackhawk, Colorado. He currently serves as a Director and CEO of Mindfulness Peace Project, f/k/a Ratna Foundation, a non-profit charitable foundation, and a member of the Governing Council of Drala Mountain Center, a non-profit retreat center in Red Feather Lakes, Colorado. Mr. Neuman received his Juris Doctorate degree from the University of Pennsylvania (1973) and his Bachelor of Arts degree, magna cum laude from Trinity College, Hartford, Connecticut (1970), where he was elected to Phi Beta Kappa.

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

David J. Furstenberg is a tax attorney and certified public accountant with expertise in tax research and planning, IRS and state audits, settlement negotiations, state and federal tax returns, accounting, software and auditor relations. Mr. Furstenberg served as the Director of Taxes at PulteGroup, Inc. (NYSE:PHM) in Bloomfield Hills, Michigan from 1997 to 2016 where he led the tax research and planning functions, including federal, state and international. From 1991 through 1996 he served in the capacities of Assistant Vice President-Taxes, Director of Taxes and Director of Federal Taxes for Handleman Company (NYSE: HDL). in Troy, Michigan. Mr. Furstenberg also served as an Associate Attorney for Levin, Levin, Garvett & Dill, PC in Southfield, Michigan and a Tax Consultant and Tax Associate at Price Waterhouse in Detroit, Michigan. In 1983 David obtained a B.A. in Accounting from Michigan State University and in 1986, a Juris Doctorate from Wayne State University Law School in Detroit, Michigan.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2021, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were 2 meetings of the Board during 2021. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2021, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.

In January 2020, the Board approved an Amended Director Compensation Plan to provide that each director shall be paid a fee equal to $30,000 per year, payable quarterly in arrears.

The following table summarizes director compensation paid for the year ended December 31, 2021:

DIRECTOR COMPENSATION TABLE.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	$30,000	-	-	-	-	-	$30,000
Christopher Barker	$30,000	-	-	-	-	-	$30,000
Clifford Neuman	$30,000	-	-	-	-	-	$30,000
Adam Desmond	$30,000	-	-	-	-		$30,000

Director Independence

Our common stock is listed on the OTC.Pink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition of independence under the NYSE American listing standards. The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, and senior management, the Board affirmatively determined that at all times during the year ended December 31, 2021, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Desmond and Furstenberg.

Audit Committee

The Board as a whole served as the audit committee. On July 25, 2022 the Company established a standing audit committee The audit committee was initially comprised of Messrs. Furstenberg (Chairman), Neuman and Desmond. Mr. Furstenberg qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. An audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family, or other material personal ties to management. Effective August 18, 2022, Mr. Neuman resigned as a member of the Audit Committee.

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

Compensation Advisory Committee

The Board, as a whole, served as the compensation committee. We have established a standing compensation committee in the third quarter of 2022. The compensation committee was initially comprised of Messrs. Desmond, Neuman and Furstenberg. Effective August 18, 2022, Mr. Neuman resigned as a member of the Compensation Committee.

The compensation advisory committee did not meet during fiscal 2021. The compensation advisory committee will:

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

Nomination Process

The Board of Directors has appointed a standing nomination committee in the third quarter of 2022, initially consisting of Messrs. Desmond, Neuman and Furstenberg. Effective August 18, 2022, Mr. Neuman resigned from the Nomination and Governance Committee.

The board of directors has not adopted a policy regarding the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Lance Baller, Chairman and CEO, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2022.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Lance Baller, Chairman and CEO, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Selectis Health, Inc., at the Company’s principal executive offices located in Greenwood Village, Colorado. Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Mr. Baller failed to file three (3) reports covering four (4) transactions in a timely manner, Mr. Barker failed to file one (1) report covering one (1) transaction in a timely manner, and Mr. Neuman failed to file one (1) report covering one (1) transaction in a timely manner. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

Company Stock Incentive Plans

As of December 31, 2021, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Lance Baller, CEO	2021	$125,000	$-		$-	-	-	-	-	$125,000
	2020	$-	$-		$-	-	-	-	-	$-
										-
Christopher Barker, President & COO	2021	$125,000	$-		$-	-	-	-	-	$125,000
										-
Zvi Rhine, Former President & CFO	2020	$123,750	$165,000		$-	-	-	-	-	$288,750
										-
Brandon Thall, Former CFO	2021	$180,000	$11,250	$						$191,250
	2020	$15,000	$-		$-	-	-	-	-	$15,000

Mary Lucus, Interim CFO	2021	$70,580	$2,500		-	-	-	-	-	$73,080

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

UPDATE

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of August 22, 2022, and the percentage of outstanding common stock owned as of August 22, 2022. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Title of Class	Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent (1)(5)
Common Stock
	Christopher R. Barker 8480 E. Orchard Road, Ste. 4900 Greenwood Village, CO 80111	80,134		2.61%
	Clifford L. Neuman(2) 6800 N. 79th St., Ste. 200 Niwot, CO 80503	122,864	(2)	4.01%
	Lance Baller(3) 8480 E. Orchard Rd., Ste. 4900 Greenwood Village, CO 80111	297,682	(3)	9.67%
	Zvi Rhine (former President and CFO) (4) 401 E. Ontario St., #2301 Chicago, Ill. 60611	175,258	(4)	5.71%
	Adam Desmond PO Box 2036 Carbondale, CO 81623	30,282		1.0%
	Brandon Thall 8480 E. Orchard Road, Ste. 4900 Greenwood Village, CO 80111	2,000		0.065%
	David Furstenberg 1226 Wind Chime Drive Waterford, MI. 48327	5,910
	All Officers and Directors as a Group (5 persons)	536,872		17.6%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 117,864 shares owned individually; and 5,000 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(3)	Includes 161,465 shares owned individually; 56,616 shares which includes warrants exercisable to purchase 10,000 shares of common stock owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act; 72,934 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act and 6,667 shares owned by Baller Family Foundation Inc. of which Mr. Baller is a control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(4)	Zvi Rhine is a former officer of the company but is not included in the total of All Officers and Directors pursuant to his resignation.
(5)	Based on 3,067,059 shares issued and outstanding on August 22, 2022

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal year 2021, Selectis Health, Inc. had a net loss, and was able to meet all its obligations without the assistance or needs of affiliated parties lending arrangements.

Related Party Transactions

During 2020, the Company issued $100,000 in notes and warrants to related parties out of 160,000 issued under its 2018 Senior Secured note Offering, for a total due to related parties under the offering of $975,000 as of December 31, 2020.

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of December 31, 2021, and 2020, the Company owed Mr. Neuman for legal services rendered $21,571 and $9,900, respectively. During the year ended December 31, 2021, and 2020, the Company paid Mr. Neuman $158,392 and 78,962 respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by Haynie & Company our principal registered public accountants and MaloneBailey, LLP, our former principal registered public accountants:

	2021	2020
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$181,000	$120,082
Audit-related fees - related to the performance of audit or review of financial statements not reported under “audit fees” above	-	-
Tax fees - tax compliance, tax advice and tax planning	$12,500	$12,500
All other fees - services provided by our principal accountants other than those identified above	-	-

Total fees paid or accrued to our principal accountants	$193,500	$132,582

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29, 1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin

(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement

(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement

(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders

(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
(75)	10.147	Asset Purchase Agreement
(76)	10.148	Promissory Note
(77)	10.149	Mortgage
(78)	10.150	Amendment No. 1 to Second Amended and Restated Articles of Incorporation
(79)	10.151	Healthcare Mortgage, Assignment of Leases and Rents and Security Agreement
(80)	10.152	Healthcare Facility Note
(81)	10.153	Deferred Compensation and Equity Award Plan
(82)	10.154	Baller Restricted Stock Unit
(83)	10.155	Barker Restricted Stock Unit

(84)	10.156	Rescission Agreement
(85)	10.157	Pursuant to Item 304(a)(1) of Regulation S-K, the Registrant herewith files the letter of MaloneBailey, LLP, former accountants to the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.

(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(75)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2020 as filed with the Commission on July 27, 2020.
(76)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(77)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(78)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2021 as filed with the Commission on September 22, 2021.
(79)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(80)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(81)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(82)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(83)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(84)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on January 3, 2022.
(85)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2022 as filed with the Commission on January 28, 2022.

*	Filed herewith
**	furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

of Selectis Health, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Selectis Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Selectis Health, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

August 25, 2022

Firm ID: 457

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Healthcare REIT, Inc., and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016.

Houston, Texas

March 31, 2021

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and Cash Equivalents	$3,939,445	$3,567,437
Accounts Receivable, Net	3,506,719	1,931,569
Prepaid Expenses and Other	498,015	682,949
Investments in Debt Securities	24,387	24,387
Total Current Assets	7,968,566	6,206,342

Long Term Assets
Restricted Cash	853,656	410,866
Property and Equipment, Net	37,024,592	38,238,367
Goodwill	1,076,908	1,076,908
Total Assets	$46,923,722	$45,932,483

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	4,363,917	3,196,178
Accounts Payable – Related Parties	21,571	9,900
Dividends Payable	7,500	7,500
Short term debt – Related Parties, Net of discount of $0 and $3,234, respectively	150,000	1,121,766
Current Maturities of Long Term Debt, Net of Discount of $1,184 and $1,714, respectively	6,312,562	19,299,156
Other Current Liability	931,446	-
Total Current Liabilities	11,786,996	23,634,500

Debt- Related Parties, Net of discount of $0 and $0, respectively	750,000	-
Debt, Net of discount of $580,912 and $450,879, respectively	31,054,962	18,830,444
Lease Security Deposit	229,582	251,600
Total Liabilities	43,821,540	42,716,544

Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 2,998,361 and 2,686,637 Shares Issued and Outstanding at December 31, 2021 and December 31, 2020, respectively	150,168	134,332
Additional Paid-In Capital	13,494,394	11,540,052
Accumulated Deficit	(11,318,380)	(9,036,400)
Total Selectis Health, Inc. Stockholders’ Equity	3,102,182	3,413,984
Noncontrolling Interests	-	(198,045)
Total Equity	3,102,182	3,215,939
Total Liabilities and Equity	$46,923,722	$45,932,483

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Revenue
Rental Revenue	$626,808	$2,112,459
Healthcare Revenue	26,921,547	17,436,047
Healthcare Grant Revenue	1,514,728	1,380,192
Management Revenue	224,143	-
Total Revenue	29,287,226	20,928,698
Expenses
Property Taxes, Insurance and Other Operating	21,473,397	13,384,322
General and Administrative	5,911,934	2,088,722
Provision for Bad Debts	897,538	292,529
Acquisition Costs	-	207,899
Depreciation and Amortization	1,733,349	1,580,300
Total Expenses	30,016,218	17,553,772
Income from Operations	(728,992)	3,374,926
Other (Income) Expense
Loss (Gain) on Extinguishment of Debt	65,623	(1,727,349)
Interest Expense, net	2,497,893	2,139,901
Gain on Forgiveness of PPP Loan	(675,598)	-
Other Income	(634,523)	-
Lease Termination Expense	258,943	-
Total Other (Income) Expense	1,512,338	412,552
Net Income (Loss)	(2,241,330)	2,962,374
Net Loss Attributable to Noncontrolling Interests	(10,650)	(6,554)
Net Income (Loss) Attributable to Selectis Health, Inc.	(2,251,980)	2,955,820
Series D Preferred Dividends	(30,000)	(30,000)
Net Income (Loss) Attributable to Common Stockholders	$(2,281,980)	$2,925,820
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.82)	$1.07
Diluted	$(0.82)	$0.95
Weighted Average Common Shares Outstanding:
Basic	2,768,285	2,724,753
Diluted	2,768,285	3,107,253

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity

Balance, December 31, 2019	200,500	$401,000	375,000	$375,000	2,744,104	$137,206	$11,620,263	$(11,962,220)	$571,249	$(204,599)	$366,650
Share Based Compensation – Restricted Stock Awards (Forfeitures)	-	-	-	-	(2,652)	(133)	(8,617)	-	(8,750)	-	(8,750)
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Repurchase of Common Stock	-	-	-	-	(54,815)	(2,741)	(98,822)	-	(101,563)	-	(101,563)
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	-	-	-	-	-	27,228	-	27,228	-	27,228
Net Income	-	-	-	-	-	-	-	2,955,820	2,955,820	6,554	2,962,374
Balance, December 31, 2020	200,500	401,000	375,000	375,000	2,686,637	134,332	11,540,052	(9,036,400)	3,413,984	(198,045)	3,215,939
Issuance of Common Shares - cash proceeds	-	-	-	-	150,000	7,500	706,125	-	713,625	-	713,625
Issuance of Common Shares - stock compensation	-	-	-	-	3,000	(100)	18,750		18,650		18,650
Series D Preferred Dividends	-	-	-	-	-	-		(30,000)	(30,000)	-	(30,000)
Common shares issued for debt	-	-	-	-	108,000	5,900	584,100	-	590,000	-	590,000
Cashless Exercise of Warrants	-	-	-	-	19,524	976	(976)	-	-	-	-
Cashless Exercise of Options	-	-	-	-	31,200	1,560	(1,560)	-	-	-	-
Purchase of Non-controlling Interest	-	-	-	-	-	-	(247,395)	-	(247,395)	187,395	(60,000)
Loss on Forgiveness of Debt, net	-	-	-	-	-	-	50,873	-	50,873	-	50,873
Modification of warrants	-	-	-	-	-	-	844,425	-	844,425	-	844,425
Net Loss	-	-	-	-	-	-	-	(2,251,980)	(2,251,980)	10,650	(2,241,330)
Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,361	$150,168	$13,494,394	$(11,318,380)	$3,102,182	$-	$3,102,182

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,241,330)	$2,962,374
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Gain on forgiveness from PPP Loan	(675,598)	-
Other Income from Partial Settlement of Debt	(469,348)	-
Depreciation and Amortization	1,733,349	1,580,300
Amortization of Deferred Loan Costs and Debt Discount	157,291	121,938
Provision for Bad Debt	897,538	292,529
Stock Based Compensation (Forfeitures)	18,650	(8,750)
Gain on Extinguishment of Debt	-	(1,727,349)
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(2,472,687)	(491,881)
Prepaid Expenses and Other Assets	692,367	136,203
Deferred Rent Receivable	-	(36,107)
Accounts Payable, Other Current Liabilities, and Accrued Liabilities	2,110,857	(95,550)
Lease Security Deposits	(22,019)	500
Cash Provided (Used in) Operating Activities	(270,930)	2,734,207

Cash Flows From Investing Activities:
Net Cash Paid in Fairland Asset Acquisition	-	(74,060)
Net Cash Paid in Higher Call Asset Acquisition	-	(1,045,767)
Cash Acquired in Global Eastman Acquisition	-	532,690
Capital Expenditures for Property and Equipment	(519,575)	(985,681)
Cash Used in Investing Activities	(519,575)	(1,572,818)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Related Party	-	100,000
Proceeds from Issuance of Debt, Non-Related Party	9,134,102	3,265,448
Payments on Debt, Non-Related Party	(8,118,772)	(1,352,300)
Deferred Loan Costs Paid	-	(57,184)
Dividends Paid on Preferred Stock	(30,000)	(30,000)
Proceeds from stock offering	713,625	-
Repurchase of Common Stock	-	(101,563)
Repurchase of non-controlling interest	(60,000)	-
Debt Discount - Warrants	34,396	-
Debt Discount - Warrants RP	(68,048)	-
Cash Provided by Financing Activities	1,605,303	1,824,401

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	814,798	2,985,790
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	3,978,303	992,513
Cash and Cash Equivalents and Restricted Cash at End of the Period	$4,793,101	$3,978,303

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	2,497,893	2,018,428
Cash Paid for Income Taxes	-	-
Cash and Cash Equivalents	3,939,445	3,567,437
Restricted Cash	853,656	410,866
Total Cash and Cash Equivalents and Restricted Cash	4,793,101	3,978,303

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$30,000	$30,000
Issuance of common stock for cashless exercise of warrants	976	-
Issuance of common stock for cashless exercise of options	1,560	-
Financing of Insurance Premiums	507,433	-
Non-cash owner financing for fixed assets purchase	-	150,000
Non-cash Debt financing for fixed assets purchase		784,000
Prepaid deposit exchanged for fixed asset acquisition	-	117,500
Relative Fair Value of Warrants Issued with Senior Secured Notes	-	27,228
Interest on debt capitalized into principal	-	5,177

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

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

In September 2021, the Company successfully rebranded to Selectis Health, Inc., from Global Healthcare REIT, Inc. to better align with the current and future business model, which is to own and operate it’s facilities.

We acquire, develop, lease, manage, and dispose of healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

Basis of Presentation

The accompanying consolidated financial statements (the Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member of various consolidated limited liability companies established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to Selectis Health, Inc. and the noncontrolling interest in its consolidated statements of operations.

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

For the year ended December 31, 2021 the Company disclosed that there was no substantial doubt as to its ability to continue as a going concern as a result of net working capital deficit of $3,818,430 million and its accumulated deficit. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the year ended December 31, 2021, the Company recorded a net loss of $2,241,330 and generated negative cash flows from operations. The Company has also, through the Federal Bankruptcy Court of Middle Georgia, assumed the operations of two additional facilities in August and October 2021. Based on management’s projections we expect to generate positive cash flows for the next twelve months.

2.	Future refinancing of existing debt. As of December 31, 2021, the Company has a working capital deficit of approximately $3,818,430 million. During the year ended December 31, 2021, management has refinanced all five of the Company’s mortgages that mature in 2021. We are continuing to work with HUD to refinance additional properties to longer-term paper which will provide more certainty for future loan payments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2021	2020

Funds held in escrow under the terms of notes for future capital expenditures, repairs and maintenance	$853,656	$410,866

	$853,656	$410,866

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The excess amounts at December 31, 2021 and 2020 were $0 and $2,406,815 respectively. The Company went to an Insured Cash Sweep service (ICS) in 2021. ICS funds are eligible for multi-million-dollar FDIC insurance that’s backed by the full faith and credit of the United States government. Daily cash is swept and deposited to as many banks as needed that are FDIC insured. This insures no amounts exceed a $250,000 balance which is fully insured by the FDIC. The funds can be tracked by its primary financial institution. New funds can be deposited and withdrawn from that single relationship. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Deferred Loan Costs and Debt Discounts

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2021 and 2020, deferred loan costs paid in cash totaled $0 and $57,184, respectively. Amortization expense for the years ended December 31, 2021 and 2020 totaled $157,291 and $121,938, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December 31, 2020 (see Note 9). During the years ended December 31, 2021 and 2020, the Company recorded no impairment of Goodwill.

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

Revenue Recognition

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

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $589,379 as of December 31, 2020. Adjustments to reflect rental income on a straight-line basis totaled $36,107 net increase to income for the year ended December 31, 2020. During the year ended December 31, 2021 the Company terminated leases resulting in a lease termination expense of $258,943.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2021, and 2020, there were no deferred lease incentives recorded.

The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance our revenues are presented net of estimated allowances, and we no longer present the provision for doubtful accounts as a separate line item on our balance sheet.

The Company reviews its calculations for the realizability of gross service revenues monthly to make certain that we are properly allowing for the uncollectible portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made based on historical allowance rates for the various specific payer groups monthly with a greater emphasis given to current trends. This calculation is routinely analyzed by the Company based on actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, and Medicaid) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare, and Medicaid). Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care are based upon the payment terms specified in the related contractual agreements.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process).

The collection of outstanding receivables for Medicare, and Medicaid, is our primary source of cash and is critical to our operating performance. The primary collection risks relate to Medicaid pending patient accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our facilities provide reasonable estimates of our revenues and valuations of our accounts receivable.

In accordance with ASC 606, estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues. For the year ending December 31, 2021 the uncollectable amounts totaled $1,901,203. During the year ended December 31, 2021 the Company recognized $1,514,728, and $1,380,192 during the year ended December 31, 2020 in healthcare grant revenue.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2021, and 2020.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2021	2020
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$(2,251,980)	$2,955,820
Series D Preferred Dividends	(30,000)	(30,000)
Net Income (Loss) Attributable to Common Stockholders - Basic	$(2,281,980)	$2,925,820

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	2,251,980	2,925,820
Series D Preferred Dividends	30,000	30,000
Net Income (Loss) Attributable to Common Stockholders - Diluted	2,281,980	2,955,820

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	2,768,285	2,724,753

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	2,768,285	2,724,753
Effect of dilutive securities:
Exercise of stock options	-	-
Exercise of warrants	-	-
Conversion of Series D Convertible Preferred Stock	-	382,500
Weighted Average Common Shares Outstanding - Diluted	2,768,285	3,107,253

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.82)	$1.07
Diluted	$(0.82)	$0.95

Options to purchase 60,000 shares of common stock were outstanding during the years ended December 31, 2021 and 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares. Warrants to purchase 270,813 shares of common stock were outstanding during the year ended December 31, 2020 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares.

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

2. INVESTMENTS IN DEBT SECURITIES

At December 31, 2021 and 2020, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	December 31, 2021	December 31, 2020

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at December 31, 2021 and 2020 is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. The securities have technical defaults, but the Company still considers the investments to be recoverable. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Land	$1,778,250	$1,778,250
Land Improvements	329,055	242,000
Buildings and Improvements	44,574,401	40,612,330
Furniture, Fixtures and Equipment	2,322,297	2,123,418
Construction in Progress	-	3,728,431
	49,004,003	48,484,429

Less Accumulated Depreciation	(10,419,411)	(8,686,062)
Less Impairment	(1,560,000)	(1,560,000)

	$37,024,592	$38,238,367

	For the Twelve Months Ended December 31,
	2021	2020

Depreciation Expense (excluding Intangible Assets)	$1,733,349	$1,546,029

Cash Paid for Capital Expenditures	$519,575	$985,681

4. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Senior Secured Promissory Notes	$1,305,000	$1,695,000
Senior Secured Promissory Notes - Related Parties	750,000	975,000
Fixed-Rate Mortgage Loans	31,407,503	30,370,220
Variable-Rate Mortgage Loans	5,063,841	5,650,579
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	93,251	125,394
	39,510,595	39,707,193
Unamortized Discount and Debt Issuance Costs	(1,243,071)	(455,827)

	$38,267,524	$39,251,366
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$6,312,562	$19,299,156
Short term debt – Related Parties, Net	150,000	1,121,766
Debt, Net	31,054,962	18,830,444
Debt - Related Parties, Net	750,000	-

The weighted average interest rate and term of our fixed rate debt are 3.53% and 15.25 years, respectively, as of December 31, 2021. The weighted average interest rate and term of our variable rate debt are 5.9% and 16.11 years, respectively, as of December 31, 2021.

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

Corporate Senior and Senior Secured Promissory Notes

As of December 31, 2021, and December 31, 2020, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans.

In 2017, $600,000 in notes were sold and issued, of which $425,000 were to related parties. On December 31, 2017, there were outstanding an aggregate of $1.2 million in senior secured notes. The maturity date of all the senior secured notes was extended to December 31, 2018 prior to their original maturity date. For every $10.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $7.50 per share. The warrants have a cashless exercise provision and were valued using the Black-Scholes pricing model. The maturity date of the 120,000 warrants issued along with the notes was extended to December 31, 2018, 225,000 warrants of which occurred in 2018. As of December 31, 2019, the Company had not renewed or repaid $125,000 in 10% notes with a maturity date of December 31, 2018, and those notes were technically in default. Effective January 28, 2020, the Company exchanged $100,000 in outstanding senior secured 10% Notes and Warrants that had matured on December 31, 2018 for 11% Senior Secured Promissory Notes and issued 10,000 cashless exercise warrants for purchase of company stock at $5.00, expiring October 31, 2021. As of December 31, 2020, the Company had not renewed or repaid $25,000 in 10% notes with a maturity date of December 31, 2018. While this is technically in default, the Company continues to make interest payments to the noteholder.

In October 2017, the Company sold an aggregate of $300,000 in senior unsecured notes. The notes bear interest at the rate of 10% per annum and were due in October 2020. For every $10.00 in principal amount of note, investors got one warrant exercisable for one year to purchase an additional share of common stock at an exercise price of $7.50 per share. The warrants have a cashless exercise provision. On September 30, 2020, the Company repaid $150,000 of 10% Senior Unsecured Notes that matured October 31, 2020. Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 15,000 cashless exercise warrants for purchase of the Company’s common stock at $5.00 per share, expiring October 31, 2021.

In October 2018, the Company, through a registered broker-dealer acting as Placement Agent, undertook a private offering to accredited investors of Units, each Unit consisting of an 11% Senior Secured Note, due in three years, (October 31, 2021) and one Warrant for each $10.00 in principal amount of Note exercisable for three years to purchase a share of Common Stock at an exercise price of $5.00 per share. The Company and the Placement Agent completed the Offering in December 2018 having sold an aggregate of $1,160,000 in Notes and Warrants. The net proceeds to the Company were $1,092,400, after deducting Placement Agent fees of $67,600, and issued 11,100 warrants to the Placement Agent with $21,453 of the fair value of the warrants recorded as loan cost. The Offering also included the exchange of an aggregate of $1.075 million in outstanding senior secured 10% Notes and Warrants for Units in the Offering. No proceeds were realized from the exchange and no fees were paid to the Placement Agent for such exchanges. During 2018, among the $1.075 million senior secured notes that were extended to October 31, 2021 by virtue of the exchange, $875,000 were to related parties.

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering has been increased to $2,500,000 and the offering period will continue until terminated by the Board of Directors. Effective February 5, 2020 and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020 was to a related party.  In connection with the sale of the Units on February 5, 2020 and March 3, 2020, the Company issued 6,000 and 10,000, respectively, cashless exercise warrants for purchase of company stock at $0.50, expiring October 31, 2021. Effective October 31, 2020 the Company completed the exchange of $150,000 of Units in the Offering for matured Senior Unsecured notes. In connection with the exchange of the Units effective October 31, 2020, the Company issued 15,000 cashless exercise warrants for purchase of company stock at $5.00, expiring October 31, 2021. No fees or commissions were paid on the sale of the Units. The proceeds were used for general working capital.

The fair value of warrants issued in connection with the sales and exchanges of Units during the year ended December 31, 2020 was $27,228 and was recorded as debt discount. Amortization expense related to the warrants was $75,025 during the year ended December 31, 2020.

The value of the warrants issued to the note holders during the year ended December 31, 2020 was calculated using the Black-Scholes pricing model using the following significant assumptions:

Volatility	115.2% - 119.4%
Risk-free Interest Rate	0.13% - 1.45%
Exercise Price	$0.5
Fair Value of Common Stock	$0.20 - $0.24
Expected Life	1.0 – 1.8 years

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	December 31, 2021	December 31, 2020
Arkansas(1)	1	$5,000,000	$4,058,338	$4,618,006
Georgia (2)	5	$17,765,992	$16,581,283	$17,029,094
Ohio	1	$3,000,000	$2,728,599	$2,798,000
Oklahoma(3)	6	$12,129,769	$11,823,385	$11,575,699

	13	$37,895,761	$35,191,605	$36,020,799

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us until a formal lease is put in place. During the year ended December 31, 2021, the Company recognized other income of $521,400 for repayments on the loan.

(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to September 2021 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2021 and 2020 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	December 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	12/31/19
Goodwill Nursing Home – Related Party(1)	$150,000	150,000	150,000	13% Fixed	12/31/2019
Higher Call Nursing Center(2)	150,000	93,251	125,394	8% Fixed	04/30/2024

	$2,330,000	$984,251	$1,016,394

(1)	On June 30, 2020, the Company purchased notes from four former investors in GWH Investors, LLC in favor of Goodwill Hunting, LLC in the aggregate amount of $482,400 for $402,000 cash and recognized a gain of $80,400. On October 30, 2020, the Company purchased from two more investors an aggregate amount of $108,000 for $90,000 of cash and recognized a gain of $18,000. On November 20, 2020, the Company purchased from two additional investors an aggregate amount of $54,600 for $45,500 cash and recognized a gain of $9,100.

(2)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2021, and December 31, 2020 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	December 31, 2021	December 31, 2020	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Note	25,000	-	25,000.00	10.0% Fixed	21-Dec-18
10% Senior Secured Promissory Notes	1,670,000	1,230,000	1,670,000	10.0% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	975,000	750,000	975,000	10.0% Fixed	30-Jun-23
		$1,980,000	$2,670,000

Effective February 5, 2020 the Company completed the sale of $60,000 of Units in the 11% Senior Secured Notes, and effective March 3, 2020 the Company completed the sale of $100,000 Units to a related party.  In connection with the sale of the Units on February 5, 2020 and March 3, 2020, the Company issued 6,000 and 10,000, respectively, cashless exercise warrants for purchase of company stock at $5.00, expiring October 31, 2021.

On September 30, 2020, the Company repaid $150,000 of 10% Senior Unsecured Notes that matured October 31, 2020. Effective October 31, 2020, the Company exchanged $150,000 in outstanding Senior Unsecured 10% Notes and Warrants that had matured on October 31, 2020 for 11% Senior Secured Promissory Notes and issued 15,000 cashless exercise warrants for purchase of the Company’s common stock at $5.00 per share, expiring October 31, 2021.

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

On May 4, 2020, the Company through its subsidiaries received loans of $324,442 and $710,752 pursuant to the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. Both PPP Loans mature on May 4, 2022 (the “Maturity Date”), accrue interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loans. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loans to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are eligible for forgiveness, subject to the provisions of the CARES Act. On November 19, 2020, the Company received notice of forgiveness of the entire balance on two of its three loans obtained through the Paycheck Protection Program (the “PPP Loans”) of the CARES Act. All requirements for loan forgiveness have been met prior to December 31, 2020 for all three loans. The forgiveness for the loan balance of $574,975 was approved by the lender and the Company received final forgiveness from the SBA.

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

For the years ended December 31, 2021 and 2020, the Company received proceeds from the issuance of debt of $9,134,102 and $3,365,448, respectively. Proceeds from the issuance of debt in the year ended December 31, 2020 includes $100,000 from related parties. Cash payments on debt totaled $8,118,772 and $1,352,300 for the years ended December 31, 2021 and 2020, respectively. Amortization expense for deferred loan costs and debt discounts totaled $157,296 and $121,938 for the years ended December 31, 2021 and 2020, respectively.

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Rolling Periods
January 2022	$6,261,423
January 2023	2,728,599
January 2024	-
January 2025	6,248,456
January 2026	4,810,596
January 2027 and after	19,461,521
$39,510,595

5. OTHER CURRENT LIABILITY

During the year ended December 31, 2021 the Company received an overpayment from Medicare of $931,446. As of the date of this filing the liability has been paid in full. Beginning in February, 2022 payments were recouped to satisfy the overpayment as follows:

Period
Balance at December 31, 2021	$931,446.00
February 2022 Recoupments	$(246,425.00)
March 2022 Recoupment	$(339,474.00)
April 2022 Recoupment	$(257,525.00)
May 2022 Recoupment	$(88,022.00)
Balance at June 2022	$-

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

As of December 31, 2021, and 2020, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2021, and 2020, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2021, and 2020, the Company declared $30,000 in preferred dividends. During the years ended December 31, 2021, and 2020, the Company paid $30,000 and $30,000, respectively, for Series D preferred stock dividends. Dividends declared of $7,500 were accrued as of December 31, 2021, were paid in 2022. Dividends declared of $7,500 were accrued as of December 31, 2020, and were paid in 2021.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of December 31, 2021, and 2020, the Company has 2,998,361 and 2,686,637 shares of common stock outstanding, respectively.

Additionally, on September 22, 2021, the Company received approval from FINRA and other regulators to execute a ten-for-one reverse stock split. Accordingly, all share and per-share amounts relating to the common stock, stock options and warrants for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted, where applicable, to reflect the reverse stock split.

During the year ended December 31, 2021, the Company issued 3,000 shares of common stock in exchange for services which were valued at $18,750.

During the year ended December 31, 2021, the Company sold 150,000 shares of Common Stock at a purchase price of $5.00 per share for net proceeds of $713,625. The offering was conducted through a registered broker-dealer acting as a Placement Agent. The Placement Agent was paid a cash commission of 5% of the gross proceeds of the offering proceeds, which was reduced to 2.5% commission on the proceeds of investments by directors and officers of the Company and a three-year warrant exercisable to purchase 10% of the number of shares of common stock sold to non-officer or director investors in the offering at an exercise price of $5.00 per share. No warrants have yet been issued to the placement agent as of December 31, 2021.

On August 18, 2020, the Company’s Board of Directors approved the repurchase for redemption of 44,343 shares of the Company’s $0.05 par value common stock (“Common Stock”) for $75,385, or $1.70 per share, in a privately negotiated transaction. The redemption has been completed and the shares of Common Stock were cancelled.

On November 13, 2020, the Company’s Board of Directors approved the repurchase for redemption of 10,472 shares of Common Stock for $26,178, or $2.50 per share, in a privately negotiated transaction. The redemption has been completed and the shares of Common Stock were cancelled.

On December 9, 2020, the Company’s Board of Directors approved the repurchase for redemption of 6,000 shares of Common Stock for $24,000, or $4.00 per share, in a privately negotiated transaction. The redemption and cancellation of these shares has not yet been completed prior to December 31, 2021, nor as of date of filing.

There were no repurchases performed in the 2021 year.

Restricted Stock Awards

The following table summarizes the restricted stock unit activity during the years ended December 31:

	2021	2020

Outstanding Non-Vested Restricted Stock Units, Beginning	-	7,500
Granted	-	-
Vested	-	(7,500)

Outstanding Non-Vested Restricted Stock Units, Ending	-	-

No stock-based compensation expense was recognized for restricted stock grants for the year ended December 31, 2020. However, during the year ended December 31, 2020, the Company recognized a reversal of stock-based compensation of $8,750 due to forfeitures of restricted stock awards granted in the prior year.

Common Stock Warrants

As of December 31, 2021, and December 31, 2020, the Company had 206,000 and 270,813, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 1.67 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2021, and December 31, 2020 was $355,877 and $82,680, respectively. During the twelve months ended December 31, 2021, 64,813 warrants were exercised in a cashless transaction in exchange for 19,524 shares of common stock.

	2021		2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	270,813	$5.00	259,813	$5.40
Issued	-	-	41,000	5.00
Exercised	(64,813)	-	-	-
Expired	-	-	(30,000)	7.50

Ending Balance	206,000	$5.00	270,813	$5.00

Effective January 28, 2020, the Company issued 10,000 warrants in connection with the exchange of outstanding Senior Secured 10% Notes for 11% Senior Secured Promissory Notes. Effective February 5, 2020 and March 3, 2020, the Company issued 6,000 and 10,000 warrants, respectively, in connection with sales of its 11% Senior Secured Notes. The 10,000 warrants issued on March 3, 2020 were to a related party. Effective October 31, 2020, the Company issued 15,000 warrants in connection with the exchange of outstanding Senior Unsecured 10% Notes for 11% Senior Secured Promissory Notes. See Note 4 for full disclosure of these transactions.

Common Stock Options

As of December 31, 2020, the Company had 60,000 of outstanding options to purchase common stock at a weighted average exercise price of $3.60, with a weighted average remaining term of 2.00 years. During the year ended December 31, 2020, no options expired. The aggregate intrinsic value of the common stock options outstanding at December 31, 2020 was $102,000.

As of December 31, 2021, the Company had no outstanding options to purchase common stock.

7. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of December 31, 2021, and 2020, the Company owed Mr. Neuman for legal services rendered $21,571 and $9,900, respectively. During the year ended December 31, 2021, and 2020, the Company paid Mr. Neuman $158,392 and $78,962 respectively.

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

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2021:

Facility	Monthly Lease Income (1)	Lease Expiration	Renewal Option if any
Goodwill (1)	$54,617	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Lessees are responsible for payment of insurance, taxes, and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, Edwards, Fairland, Sparta, and Warrenton properties.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years Ending December 31,
2022	$626,808
2023	635,026
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$3,272,970

9. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 2001 through 2021 due to the carry back of net operating losses.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31, 2021 and 2020:

	2021	2020

Statutory Federal Income Tax Rate	21%	21%
Effect of Valuation Allowance on Deferred Tax Assets	(21)	(21)

	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,523,460	$1,930,927
Capital Loss Carryforward	-	-
Impairment Loss on Long Term Assets	327,600	327,600
Goodwill Impairment	595,154	595,154
Stock Based Compensation	31,387	31,387
Acquisition Costs	124,304	167,963
Other	625,496	618,072

	4,227,401	3,671,103
Deferred Tax Liabilities:
Bargain Purchase Gain	(1,020,000)	(1,020,000)
Property and Equipment	(380,902)	(364,122)
Other	-	-

	(1,400,902)	(1,384,122)

Valuation Allowance	(2,826,499)	(2,286,981)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2021 and 2020 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $13.5 million prior to the expiration of the net operating loss carryforwards beginning in 2020. Estimated taxable loss for the year ended December 31, 2021 approximated $1.5 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2021.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. No determination has been made as of December 31, 2021, as to what implications, if any, there will be in the net operating loss carry forwards of the Company.

10. GOODWILL

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

The unaudited pro forma amounts of Global Eastman’s revenue and earnings had the acquisition date been January 1, 2020 are as follows:

	Revenue	Net Income (Loss)
Actual from July 1, 2020 to December 31, 2020	$3,609,944	$811,503
2020 supplemental pro forma from January 1, 2020 to December 31, 2020	24,689,774	3,441,898

All goodwill included in the consolidated balance sheets as of December 31, 2021 and 2020 has been assigned to the Healthcare Services segment. Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2021 and 2020, the Company recorded no impairment of Goodwill.

Following is a summary of Activities in goodwill for the years ended December 31, 2021 and 2020:

Balance, December 31, 2019	379,479
Goodwill acquired in 2020	697,429
Balance, December 31, 2020	1,076,908
Goodwill acquired in 2021	-
Balance, December 31, 2021	$1,076,908

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

12. SEGMENT REPORTING

The Company had two primary reporting segments during the years ended December 31, 2021 and 2020, which include real estate services and healthcare services. The Company reports segment information based on the “management approach” defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Total assets for the healthcare services and real estate services segments were $15,760,764 and $32,427,627, respectively, as of December 31, 2021, and $11,859,440 and $34,073,043, respectively, as of December 31, 2020.

	Statements of Operations Items for the Year Ended
	December 31, 2021			December 31, 2020
	Real Estate Services	Healthcare Services	Consolidated	Real Estate Services	Healthcare Services	Consolidated
Rental Revenue	$626,808	$-	626,808	$2,112,459	$-	$2,112,459
Healthcare Revenue	-	26,921,547	26,921,547	-	17,436,047	17,436,047
Healthcare Grant Revenue	-	1,514,728	1,514,728	-	1,380,192	1,380,192
Management Revenue	-	224,143	224,143	-	-	-
Total Revenue	626,808	28,660,418	29,287,226	2,112,459	18,816,239	20,928,698
Expenses
Property Taxes, Insurance and Other Operating	1,268,523	20,204,874	21,473,397	580,265	12,804,057	13,384,322
General and Administrative	2,811,409	3,100,525	5,911,934	866,787	1,221,935	2,088,722
Provision for Bad Debts	-	897,538	897,538	-	292,529	292,529
Acquisition Costs	-	-	-	207,899	-	207,899
Depreciation and Amortization	1,099,385	633,964	1,733,349	1,343,109	237,191	1,580,300
Total Expenses	5,179,317	24,836,901	30,016,218	2,998,060	14,555,712	17,553,772
Income (Loss) from Operations	(4,552,509)	3,823,517	(728,992)	(885,601)	4,260,527	3,374,926
Other (Income) Expense
Interest Expense	1,673,796	824,097	2,497,893	1,905,106	234,795	2,139,901
Gain on Forgiveness of PPP Loan	-	(675,598)	(675,598)	-	-	-
Gain on Extinguishment of Debt	-	65,623	65,623	(107,500)	(1,619,849)	(1,727,349)
Other (Income) Expense	(98,506)	(536,017)	(634,523)	-	-	-
Lease Termination Expense	258,943	-	258,943	-	-	-
Total Other (Income) Expense	1,834,233	(321,895)	1,512,338	1,797,606	(1,385,054)	412,552
Net Income (Loss)	(6,386,742)	4,145,412	(2,241,330)	(2,683,207)	5,645,581	2,962,374
Net (Income) Loss Attributable to Noncontrolling Interests	(10,650)	-	(10,650)	(6,554)	-	(6,554)
Net Income (Loss) Attributable to Selectis Health, Inc.	$(6,397,392)	$4,145,412	$(2,251,980)	$(2,689,761)	$5,645,581	$2,955,820

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

In re: Providence HR, LLC v. CRM of Warrenton, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50201

In re: ALT/WARR, LLC v. CRM of Sparta, LLC, United States Bankruptcy Court, Middle District of Georgia, Macon Division, Case No. 21-50200

These are companion cases arising out of the Company’s election to terminate the operating leases on the Company’s two facilities in Warrenton and Sparta, Georgia. The Company served a Notice of Termination on each facility and in response the lease operators filed voluntary petitions under Chapter 11 of the US Bankruptcy Code. The Company filed Motions for Relief from Stay which was heard by the Court on March 22, 2021. By Order of the Court, the hearing was continued to May 25, 2021. The Court entered an interim Order requiring the lease operators to comply with their leases, including payment of rent, pending the next hearing. In June 2021, the Court entered an Order approving a Lease Termination Agreement, Operations Transfer Agreement and Interim Management Agreement which had been negotiated by the Company and the two operating tenants, CRM of Warrenton, LLC and CRM of Sparta, LLC. The Lease Termination Agreement and Operations Transfer Agreement became effective upon the granting of a new License by the State of Georgia for the Warrenton and Sparta facilities to two newly formed wholly-owned operating subsidiaries of the Company: Selectis Sparta, LLC and Selectis Warrenton, LLC.

High Street Nursing, LLC v. Ohio Department of Health, Court of Common Pleas, Franklin County, Ohio, Case No. 21 CV 6559.

The Company brought this action through its wholly-owned subsidiary High Street Nursing, LLC (“High Street”) against the Ohio Department of Health (ODH) to prevent the Department of Health from revoking the state issued license covering the Meadowview skilled nursing facility located in Seville, Ohio. The facility is owned by High Street and was leased to a third party operator who abandoned the facility. The Department of Health is trying to revoke the license of the former operator and has refused our request to transfer the license to a new operator controlled by the Company. Our Motion for Temporary Injunction was denied by the Court. We have subsequently filed a Motion for Preliminary and Permanent Injunction which is pending. Our claims against the Department of Health are based upon our property interests in the facility and raise issues of unlawful condemnation and eminent domain. No prediction can be made regarding the outcome of this matter, but the Company will pursue the ODH to the fullest extent.

In the Matter of Hunter

The Company received a spoliation letter from an attorney dated October 8, 2021 advising of the intent to assert a personal injury claim against our operating subsidiary Glen Eagle Health & Rehab, LLC which operates our skilled nursing facility in Abbeville, Georgia. The matter has been referred to our insurance carrier. We have been provided no further information, but after reviewing the information we believe at this time that the likelihood of an adverse outcome is remote.

Edwards Redeemer Property Holdings, LLC, et.al. v. Buildstrong Roofing and Construction, Inc.,et.al. District Court of and for Tulsa County, Oklahoma, Case No. CJ-202

This Company brought this action against a contractor that performed work at our Park Place facility in Oklahoma City and our Southern Hills SNF in Tulsa. The claims are based upon negligence and breach of contract for subpar work due to defects in materials, workmanship and Buildstrong not providing services for which they received payment. The case is pending.

Tara Gaspar, et.al v. GL Nursing, LLC, et.al., Circuit Court of Lonoke County, Arkansas, Civil Division, Case. No. 43CV-21-864.

This case is a personal injury action in which our subsidiary GL Nursing, LLC was joined as a defendant because it is the owner of the property leased to an operating tenant. The action is based upon quality of care over which we had no control. We believe that our risk of a material adverse outcome is remote.

14. SUBSEQUENT EVENTS

In January 2022, as part of the debt conversion initiated in December 2021, the Company converted an additional $355,000 of Senior preferred notes for 71,000 shares of common stock at $5.00 per share.

On July 1st, 2022 the Board of Directors appointed David Furstenberg to serve on the Board of Directors for the Company.

On July 25, 2022 the Board of Directors approved and adopted the following committee charters and policies: Audit Committee Charter, Nominating and Governance Committee, Charter Compensation Committee, Charter Code of Conduct and Ethics Policy, Document Retention Policy, and Whistleblower Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: August 25, 2022	By:	/s/ Lance Baller
Lance Baller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lance Baller
Lance Baller	Chairman and Chief Executive Officer (Principal Executive Officer)	August 25, 2022

/s/ Christopher R. Barker
Christopher R. Barker	President, Chief Operating Officer and Director	August 25, 2022

/s/ Adam Desmond
Adam Desmond	Director	August 25, 2022

/s/ Clifford L. Neuman
Clifford L. Neuman	Director	August 25, 2022

/s/ David J Furstenberg
David J Furstenberg	Director	August 25, 2022

51