Form 10-Q
period 2022-03-31
SELECTIS HEALTH, INC.
filed 2022-09-19
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒ No ☐

As of September 19, 2022, the Registrant had 3,067,059 shares of its Common Stock outstanding.

Selectis Health, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$2,310,526	$3,939,445
Accounts Receivable, Net	4,168,272	3,506,719
Prepaid Expenses and Other	971,349	498,015
Investments in Debt Securities	24,387	24,387
Total Current Assets	7,474,534	7,968,566

Long Term Assets
Restricted Cash	893,512	853,656
Property and Equipment, Net	36,641,097	37,024,592
Goodwill	1,076,908	1,076,908
Total Assets	$46,086,051	$46,923,722

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	$3,673,336	$4,363,917
Accounts Payable – Related Parties	-	21,571
Dividends Payable	-	7,500
Short term debt – Related Parties, Net of discount of $0 and $3,234, respectively	150,000	150,000
Current Maturities of Long Term Debt, Net of Discount of $1,184 and $1,714, respectively	3,438,860	6,312,562
Other Current Liability	345,547	931,446
Total Current Liabilities	7,607,743	11,786,996

Debt- Related Parties, Net of discount of $0 and $0, respectively	750,000	750,000
Debt, Net of discount of $602,614 and $452,593, respectively	33,860,900	31,054,962
Lease Security Deposit	235,081	229,582
Total Liabilities	42,453,724	43,821,540

Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 3,054,588 and 2,998,362 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	152,728	150,168
Additional Paid-In Capital	13,793,300	13,494,394
Accumulated Deficit	(11,089,701)	(11,318,380)
Total Selectis Health, Inc. Stockholders’ Equity	3,632,327	3,102,182
Total Equity	3,632,327	3,102,182
Total Liabilities and Equity	$46,086,051	$46,923,722

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue
Rental Revenue	$154,194	$390,386
Healthcare Revenue	9,367,854	5,372,457
Healthcare Grant Revenue	568,958	-
Total Revenue	10,091,006	5,762,843
Expenses
Property Taxes, Insurance and Other Operating	6,961,903	3,544,730
General and Administrative	1,811,517	2,098,327
Provision for Bad Debts	253,963	24,134
Depreciation and Amortization	447,687	401,023
Total Expenses	9,475,070	6,068,214
Income (Loss) from Operations	615,936	(305,371)
Other (Income) Expense
Loss on Extinguishment of Debt	46,466	-
Interest Expense, net	382,312	543,543
Gain on Forgiveness of PPP Loan	-	(675,598)
Other Income	(41,521)	(432,022)
Total Other (Income) Expense	387,257	(564,077)
Net Income	228,679	258,706
Net Loss Attributable to Noncontrolling Interests	-	(10,650)
Net Income Attributable to Selectis Health, Inc.	228,679	248,056
Series D Preferred Dividends	-	(7,500)
Net Income Attributable to Common Stockholders	$228,679	$240,556
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
Weighted Average Common Shares Outstanding:
Basic	3,052,769	2,686,638
Diluted	3,052,769	2,760,569

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,362	$150,168	$13,494,394	$(11,318,380)	$3,102,182
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	46,466
Net Income	-	-	-	-	-	-	-	228,679	228,679
Balance, March 31, 2022	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(11,089,701)	$3,632,327

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Non-	Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interests	Stockholders’ Equity
Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(9,036,400)	$(198,045)	$3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	10,650	258,706
Balance, March 31, 2021	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(8,795,844)	$(187,395)	$3,467,145

See accompanying notes to unaudited consolidated financial statements.

Selectis Health, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income	$228,679	$258,706
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Gain on Forgiveness from PPP Loan	-	(675,598)
Other Income from Partial Settlement of Debt	(40,346)	(432,022)
Depreciation and Amortization	447,687	401,023
Amortization of Deferred Loan Costs and Debt Discount	-	34,977
Provision for Bad Debt	253,963	24,134
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(915,516)	(365,543)
Prepaid Expenses and Other Assets	108,059	(58,743)
Accounts Payable and Accrued Liabilities	(1,305,551)	149,719
Lease Security Deposits	5,499	(1,500)
Cash Used in Operating Activities	(1,217,526)	(664,847)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(64,192)	(177,909)
Cash Used in Investing Activities	(64,192)	(177,909)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	885,164
Payments on Debt, Non-Related Party	(353,811)	(223,483)
Dividends Paid on Preferred Stock	-	(7,500)
Debt Discount - Warrants RP	46,466	-
Cash Provided by (Used in) Financing Activities	(307,345)	654,181

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,589,063)	(188,575)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	4,793,101	3,978,303
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,204,038	$3,789,728

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	382,312	543,543
Cash Paid for Income Taxes	-	-
Cash and Cash Equivalents	2,310,526	3,378,862
Restricted Cash	893,512	410,866
Total Cash and Cash Equivalents and Restricted Cash	3,204,038	3,789,728

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$7,500
Non-cash financing of prepaid insurance	$581,393	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Selectis Health, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2022, the Company had negative operating cash flows of $1.2 million and a net working capital deficit of $.01 million. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the three months ended March 31, 2022, the Company reported a net income of $228,679. The Company has also, through the Federal Bankruptcy Court of Middle Georgia, assumed the operations of two additional facilities in August and October 2021. Based on management’s projections we expect to generate positive cash flows for the next twelve months.

2.	Future refinancing of existing debt. As of March 31, 2022, the Company has a net working capital deficit of approximately $.01 million. During the year ended December 31, 2021, management has refinanced all five of the Company’s mortgages that matured in 2021. We are continuing to work with HUD to refinance additional properties to longer-term paper which will provide more certainty for future loan payments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2022. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

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

We calculate basic earnings per share by dividing net income attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding options, warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible preferred stock outstanding, except where the impact would be anti-dilutive. Approximately 1,874 shares of dilutive shares were excluded from the three months ended March 31, 2022 EPS calculation as their impact is antidilutive. There were approximately 3.05 million shares of dilutive shares for the three months period ended March 31, 2022.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021
Numerator for basic earnings per share:
Net Income Attributable to Selectis Health, Inc.	$228,679	$248,056
Series D Preferred Dividends	-	(7,500)
Net Income Attributable to Common Stockholders – Basic	$228,679	$240,556

Numerator for diluted earnings per share:
Net Income Attributable to Common Stockholders	(228,679)	(240,556)
Series D Preferred Dividends	-	7,500
Net Income Attributable to Common Stockholders – Diluted	$(228,679)	$(233,056)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,052,769	2,686,638

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding – Basic	3,052,769	2,686,638
Effect of dilutive securities:
Exercise of stock options	-	24,542
Exercise of warrants	-	49,389
Weighted Average Common Shares Outstanding – Diluted	3,052,769	2,760,569

Net Income per Share Attributable to Common Stockholders:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2022.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2022, and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,632,647	44,574,401
Furniture, Fixtures and Equipment	2,328,243	2,322,297
	49,068,195	49,004,003

Less Accumulated Depreciation	(10,867,098)	(10,419,411)
Less Impairment	(1,560,000)	(1,560,000)

	$36,641,097	$37,024,592

	For the Three Months Ended March 31,
	2022	2021

Depreciation Expense (excluding Intangible Assets)	$447,687	$1,733,349

Cash Paid for Capital Expenditures	$64,192	$519,575

4. INVESTMENTS IN DEBT SECURITIES

At March 31, 2022 and December 31, 2021, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	March 31, 2022	December 31, 2021

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at March 31, 2022, is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

	March 31, 2022	December 31, 2021

Senior Secured Promissory Notes	$1,305,000	$1,305,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	31,395,111	31,407,503
Variable-Rate Mortgage Loans	5,015,982	5,063,841
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	85,738	93,251
	39,442,831	39,510,595
Unamortized Discount and Debt Issuance Costs	(1,243,071)	(1,243,071)

	$38,199,760	$38,267,524
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$3,438,860	$6,312,562
Short term debt – Related Parties, Net	150,000	150,000
Debt, Net	33,860,900	31,054,962
Debt - Related Parties, Net	750,000	750,000

The weighted average interest rate and term of our fixed rate debt are 3.55% and 15.17 years, respectively, as of March 31, 2022. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.12 years, respectively, as of March 31, 2022.

During the three months ended March 31, 2022, the Company did not issue any non-related party debt. The Company has made payments of $353,811 on non-related party debt. Additionally, the Company financed $581,393 of insurance premiums.

Corporate Senior and Senior Secured Promissory Notes

As of March 31, 2022, and December 31, 2021, the senior secured notes are subject to annual interest ranging from 10% to 11% and an original maturity date of October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life and additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	March 31, 2022	December 31, 2021
Arkansas(1)	1	$5,000,000	$4,017,993	$4,058,338
Georgia	5	$17,765,992	$16,519,160	$16,581,283
Ohio	1	$3,000,000	$2,728,599	$2,728,599
Oklahoma(3)	6	$12,129,769	$11,520,588	$11,823,385

	13	$37,895,761	$34,786,340	$35,191,605

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the three months ended March 31, 2022, the Company recognized other income of $40,346 for repayments on the loan.
(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.
(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June, 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate and Other Debt

Other debt outstanding as of March 31, 2022 and December 31, 2021 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at
Property	Face Amount	March 31, 2022	December 31, 2021	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	31-Dec-19
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	31-Dec-19
Higher Call Nursing Center	$150,000	82,265	93,251	8% Fixed	1-Apr-24

		$973,265	$984,251

Our corporate debt outstanding as of March 31, 2022, and December 31, 2021 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at
Series	Face Amount	March 31, 2022	December 31, 2021	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Notes	1,670,000	1,230,000	1,230,000	10.0% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	975,000	750,000	750,000	10.0% Fixed	30-Jun-23
		$1,980,000	$1,980,000

During the three months ended March 31, 2022, $255,000 of debt was converted to 2,560 of shares.

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the three months ended March 31, 2022, the Company paid $7,500 for Series D preferred stock dividends. Dividends of $7,500 were declared during the three months ended March 31, 2021. All quarterly dividends previously declared have been paid.

Common Stock

For the three months ended March 31, 2022, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of March 31, 2022, and December 31, 2021, the Company had 206,000 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 0.19 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2022, and December 31, 2021 was $360,052 and $360,052, respectively. Activity for the three months ended March 31, 2022, related to common stock warrants is as follows:

	March 31, 2022
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	206,000	$5
Exercised	-	-
Expired	-	-

Ending Balance	206,000	$5

7. OTHER CURRENT LIABILITY

During the year ended December 31, 2021 the Company received an overpayment from Medicare of $931,446. Beginning in February, 2022 payments were recouped to satisfy the overpayment as follows:

Period
Balance at December 31, 2021	$931,446
February 2022 Recoupments	$(246,425)
March 2022 Recoupment	$(339,474)
Balance at March 31, 2022	$345,547

As of the date of this filing the liability has been paid in full.

8. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of March 31, 2022, and December 31, 2021, the Company owed Mr. Neuman for legal services rendered $0 and $21,571, respectively. During the three months ended March 31, 2022 the Company has paid Mr. Neuman $32,181 for legal services. During the year ended December 31, 2021 the Company paid Mr. Neuman $158,392 for legal services.

9. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at March 31, 2022:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill (1)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years Ending March 31,
2022	470,610
2023	635,026
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$3,116,772

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

11. SUBSEQUENT EVENTS

On July 1, 2022 the Board of Directors appointed David Furstenberg to serve on the Board of Directors for the Company.

On July 25, 2022 the Board of Directors approved and adopted the following committee charters and policies: Audit Committee Charter, Nominating and Governance Committee, Charter Compensation Committee, Charter Code of Conduct and Ethics Policy, Document Retention Policy, and Whistleblower Policy.

On August 19th, 2022 the Board of Directors approved the recension agreement, dated March 30, 2022, whereby Lance Baller, CEO, and Christopher Barker, President and COO, each agreed to rescind their immediately vested, non-statutory stock option agreements dated March 30, 2022. No expense was recorded related to the options due to the fact the options were rescinded ab initio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our interim financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Properties

As of March 31, 2022, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2022:

				Total Square Feet		# of Beds
				Operating	Leased
			Leased	Square	Square	Operating	Leased
State	Properties	Operations	Operations	Feet	Feet	Beds	Beds

Arkansas	1	-	1	-	40,737	-	141
Georgia	5	4	1	78,197	46,199	454	100
Ohio	1	1	-	27,500		99	-
Oklahoma	6	6	-	162,976	-	351	-
Total	13	11	2	268,673	86,936	904	241

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations – Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Rental revenues for the three months ended March 31, 2022, and 2021 totaled $154,194 and $390,386, respectively. The Company also had healthcare revenue of $9,367,854 for the three months ended March 31, 2022, compared to $5,372,457 for the three months ended March 31, 2021. Healthcare grant revenue for the three months ended March 31, 2022 and 2021 totaled $568,958 and $0. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $1,811,517 and $2,098,327 for the three months ended March 31, 2022 and 2021, respectively. This is due to our efforts to transition to our care-delivery model. The G&A expenses will continue to represent the shared services and support structure for our healthcare operations. To support the healthcare operations management, our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $6,961,903 and $3,544,730 for the three months ended March 31, 2022 and 2021, respectively. This increase can be attributed to the Company operating additional facilities compared to the previous year.

Expenses related to the provision for bad debt was $253,963 for the three months ended March 31, 2022, and $24,134 for the three months ended March 31, 2021. This increase is due to the Company’s growth in healthcare revenue which also increased the provision for bad debt expense.

Depreciation and amortization expense totaled $447,687 and $401,023 for the three months ended March 31, 2022, and 2021 respectively. This increase is related to an increase in our plant, property, and equipment, compared to the same period in the prior year.

The Company had $382,312 of interest expense for the three months ended March 31, 2022, and $543,543 interest expense for the three months ended March 31, 2021. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

The Company had $41,521 of other income for the three months ended March 31, 2022, and $432,022 for the three months ended March 31, 2021. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2022, the Company had cash and cash equivalents of $2,310,526 and restricted cash of $893,512. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home, Warrenton Health and Rehab, and Southern Hills Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all five mortgage that mature in the 2021 fiscal year, as well as the mortgage on our Tulsa campus.

Cash used in operating activities was $1,217,526 for the three months ended March 31, 2022, compared to cash used by operating activities of $664,847 for the three months ended March 31, 2021. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $64,192 for the three months ended March 31, 2022, compared to cash used in investing activities of $177,909 for the three months ended March 31, 2021.

Cash used in financing activities was $307,345 for the three months ended March 31, 2022 compared to cash provided by financing activities of $654,181 for the three months ended March 31, 2021. This resulted from proceeds from a PPP loan during the three months ended March 31, 2021.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to all of these positive changes to cash flows, positive year-end earnings, refinancing debt to more favorable terms, and the optimization of our operations in many of our current facilities.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $177,716 and $589,379 as of March 31, 2022, and 2021, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of March 31, 2022, and 2021, there were no deferred lease incentives recorded.

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

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2022. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2022, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Government Regulation and Reimbursement

The healthcare industry is heavily regulated. We are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

The U.S. Department of Health and Human Services (“HHS”) declared a public health emergency on January 31, 2020, following the World Health Organization’s decision to declare COVID-19 a public health emergency of international concern. This declaration, which has been extended, allows HHS to provide temporary regulatory waivers and new reimbursement rules designed to equip providers with flexibility to respond to the COVID-19 pandemic by suspending various Medicare patient coverage criteria and documentation and care requirements, including, for example, suspension of the three-day prior hospital stay coverage requirement and expanding the list of approved services which may be provided via telehealth. These regulatory actions could contribute to a change in census volumes and skilled nursing mix that may not otherwise have occurred. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion.

These temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020, and discussed below, continue to have a significant impact on our operations and financial condition. The extent of the COVID-19 pandemic’s effect on the Company’s and our operators’ operational and financial performance will depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of the outbreak, the impact of new vaccine distributions on our operators and their populations, as well as the difference in how the pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds, through the CARES Act and Provider Relief Fund, appropriating $178 Billion to Health Care Providers. In response to the pandemic, Congress enacted a series of economic stimulus and relief measures throughout 2020 and 2021. On March 18, 2020, the Families First Coronavirus Response Act was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the public health emergency terminates. States will make individual determinations about how this additional Medicaid reimbursement will be applied to SNFs, if at all.

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

Reimbursement Generally:

Medicaid. The American Rescue Plan Act contains several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. For example, the American Rescue Plan Act increases the FMAP by 10 percentage points for state home and community-based services expenditures beginning April 1, 2021, through March 31, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. As a condition for receiving the FMAP increase, states must enhance, expand, or strengthen their Medicaid home and community-based services program during this period. These potential enhancements to Medicaid reimbursement funding may be offset in certain states by state budgetary concerns, the ability of the state to allocate matching funds and to comply with the new requirements, the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes resulting from the COVID-19 pandemic, and the potential allocation of state Medicaid funds available for reimbursement away from SNFs in favor of home and community-based programs. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past and may in the future adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

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

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Schema Document**
101.CAL	Inline XBRL Calculation Linkbase Document**
101.LAB	Inline XBRL Label Linkbase Document**
101.PRE	Inline XBRL Presentation Linkbase Document**
101.DEF	Inline XBRL Definition Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* filed herewith

** furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: September 19, 2022	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2022	By:	/s/ Mary Lucus
Mary Lucus, Interim Chief Financial Officer
(Principal Accounting Officer)

