Form 10-Q
period 2022-06-30
SELECTIS HEALTH, INC.
filed 2022-09-19
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☒ No ☐

As of September 19, 2022, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$2,959,189	$3,939,445
Accounts Receivable, Net	5,167,862	3,506,719
Prepaid Expenses and Other	637,671	498,015
Investments in Debt Securities	24,387	24,387
Total Current Assets	8,789,109	7,968,566

Long Term Assets
Restricted Cash	927,808	853,656
Property and Equipment, Net	36,220,645	37,024,592
Goodwill	1,076,908	1,076,908
Total Assets	$47,014,470	$46,923,722

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	$4,521,966	$4,363,917
Accounts Payable – Related Parties	-	21,571
Dividends Payable	-	7,500
Short term debt – Related Parties, Net of discount of $0 and $3,234, respectively	150,000	150,000
Current Maturities of Long Term Debt, Net of Discount of $1,184 and $1,714, respectively	9,807,899	6,312,562
Other Current Liability	-	931,446
Total Current Liabilities	14,479,865	11,786,996

Debt- Related Parties, Net of discount of $0 and $0, respectively	750,000	750,000
Debt, Net of discount of $602,614 and $452,593, respectively	26,882,772	31,054,962
Lease Security Deposit	241,581	229,582
Total Liabilities	42,354,218	43,821,540

Commitments and Contingencies
Equity
Preferred Stock:
Series A – No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D – 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 3,054,588 and 2,998,362 Shares Issued and Outstanding at June 30, 2022 and December 31, 2021, respectively	152,728	150,168
Additional Paid-In Capital	13,793,300	13,494,394
Accumulated Deficit	(10,061,776)	(11,318,380)
Total Equity	4,660,252	3,102,182
Total Liabilities and Equity	$47,014,470	$46,923,722

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Rental Revenue	$311,063	$778,289	$156,869	$387,903
Healthcare Revenue	18,642,051	10,996,591	9,274,197	5,624,134
Healthcare Grant Revenue	2,603,659	-	2,034,701	-
Total Revenue	21,556,773	11,774,880	11,465,767	6,012,037
Expenses
Property Taxes, Insurance and Other Operating	13,964,841	8,199,966	7,002,938	4,655,236
General and Administrative	4,227,834	3,010,823	2,416,317	912,496
Provision for Bad Debts	531,474	16,133	277,511	(8,001)
Depreciation and Amortization	895,037	851,266	447,350	450,243
Total Expenses	19,619,186	12,078,188	10,144,116	6,009,974
Income from Operations	1,937,587	(303,308)	1,321,651	2,063
Other (Income) Expense
Loss (Gain) on Extinguishment of Debt	46,466	-	-	-
Interest Expense, net	716,403	1,193,724	334,091	650,181
Gain on Forgiveness of PPP Loan	-	(675,598)	-	-
Other Income	(81,886)	(401,360)	(40,365)	30,662
Total Other (Income) Expense	680,983	116,766	293,726	680,843
Net Income (Loss)	1,256,604	(420,074)	1,027,925	(678,780)
Net Income (Loss) Attributable to Noncontrolling Interests	-	(10,650)	-	-
Net Income (Loss) Attributable to Selectis Health, Inc.	1,256,604	(430,724)	1,027,925	(678,780)
Series D Preferred Dividends	-	(15,000)	-	(7,500)
Net Income (Loss) Attributable to Common Stockholders	$1,256,604	$(445,724)	$1,027,925	$(686,280)
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.41	$(0.17)	$0.34	$(0.26)

Diluted	$0.41	$(0.17)	$0.34	$(0.26)
Weighted Average Common Shares Outstanding:
Basic	2,998,361	2,687,918	3,054,627	2,689,184
Diluted	3,054,627	2,687,918	3,054,627	2,689,184

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional			Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,362	$150,168	$13,494,394	$(11,318,380)	-	$3,102,182
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	-	46,466
Net Income	-	-	-	-	-	-	-	228,679	-	228,679
Balance, March 31, 2022	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(11,089,701)	-	$3,632,327
Net Income	-	-	-	-	-	-	-	1,027,925	-	1,027,925
Balance, June 30, 2022	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(10,061,776)	-	$4,660,252

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional			Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Stockholders’ Equity

Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(9,036,400)	(198,045)	$3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	10,650	258,706
Balance, March 31, 2021	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(8,795,844)	(187,395)	$3,467,145
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	-	(7,500)
Share Based Compensation - Restricted Stock Awards		-	-	-	3,000	1,500	17,400		-	18,900
Cashless Exercise of Warrants		-	-	-	2,857	1,429	(1,429)
Purchase of Non-Controlling Interest		-	-	-	-	-	(247,395)		(187,395)	(60,000)
Net Income	-	-	-	-	-	-	-	(678,780)	-	(678,780)
Balance, June 30, 2021	200,500	$401,000	375,000	$375,000	2,692,495	$137,261	$10,099,641	$(9,482,124)	-	$2,739,765

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$1,256,604	$(420,074)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Gain on Forgiveness from PPP Loan	-	(675,598)
Other Income from Partial Settlement of Debt	(40,346)	(481,954)
Depreciation and Amortization	895,037	851,266
Amortization of Deferred Loan Costs and Debt Discount	-	69,591
Provision for Bad Debt	531,474	16,133
Stock Based Compensation	-	18,900
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(2,192,617)	(1,318,907)
Prepaid Expenses and Other Assets	441,737	456,354
Accounts Payable and Accrued Liabilities	(802,468)	840,400
Lease Security Deposits	11,999	1,500
Cash Provided (Used in) Operating Activities	101,420	(642,389)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(91,090)	(395,608)
Cash Used in Investing Activities	(91,090)	(395,608)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	1,423,417
Payments on Debt, Non-Related Party	(962,900)	(595,240)
Dividends Paid on Preferred Stock	-	(22,500)
Purchase of Non-Controlling Interest	-	(60,000)
Debt Discount - Warrants RP	46,466	-
Cash Provided by (Used in) Financing Activities	(916,434)	745,677

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(906,104)	(292,320)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	4,793,101	3,978,303
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,886,997	$3,685,983

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$716,403	$1,193,724
Cash Paid for Income Taxes	$-	$-
Cash and Cash Equivalents	$2,959,189	$3,255,478
Restricted Cash	$927,808	$430,505
Total Cash and Cash Equivalents and Restricted Cash	$3,886,997	$3,685,983

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$15,000
Issuance of common stock for cashless exercise of warrants	$-	$1,429
Non-Cash Financing of Insurance Premiums	$581,393	$507,433

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

For the six months ended June 30, 2022, the Company had positive operating cash flows of $101,420 and a net working capital deficit of $5.7 million. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Projected cash flows from operations resulting from continued improvement of the Company’s operating performance. During the six months ended June 30, 2022, the Company reported a net income of $1,256,604. The Company has, through the Federal Bankruptcy Court of Middle Georgia, assumed the operations of two additional facilities in August and October 2021. Based on management’s projections we expect to generate positive cash flows for the next twelve months.
2.	Future refinancing of existing debt. As of June 30, 2022, the Company has a net working capital deficit of approximately $5.7 million. During the year ended December 31, 2021, management refinanced all five of the Company’s mortgages that mature in 2021. We are continuing to work with HUD to refinance additional properties to longer-term paper which will provide more certainty for future loan payments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$1,256,604	$(430,724)	$1,027,925	$(678,780)
Series D Preferred Dividends	-	(15,000)	-	(7,500)
Net Income (Loss) Attributable to Common Stockholders - Basic	$1,256,604	$(445,724)	$1,027,925	$(686,280)

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$1,256,604	$(445,724)	$1,027,925	$(686,280)
Series D Preferred Dividends	-	15,000	-	7,500
Net Income (Loss) Attributable to Common Stockholders - Diluted	1,256,604	(430,724)	1,027,925	(678,780)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	$2,998,361	$2,687,918	$3,054,627	$2,689,184

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	2,998,361	2,687,918	3,054,627	2,689,184
Effect of dilutive securities:
Issuance of stock options	56,266	-	-	-
Exercise of warrants	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	$3,054,627	$2,687,918	$3,054,627	$2,689,184

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.41	$(0.17)	$0.34	$(0.26)
Diluted	$0.41	$(0.17)	$0.34	$(0.26)

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2022.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2022, and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,647,344	44,574,401
Furniture, Fixtures and Equipment	2,340,444	2,322,297
	49,095,093	49,004,003

Less Accumulated Depreciation	(11,314,448)	(10,419,411)
Less Impairment	(1,560,000)	(1,560,000)

	$36,220,645	$37,024,592

	For the Six Months Ended June 30,
	2022	2021

Depreciation Expense (excluding Intangible Assets)	$895,037	$1,733,349

Cash Paid for Capital Expenditures	$91,090	$519,575

4. INVESTMENTS IN DEBT SECURITIES

At June 30, 2022 and December 31, 2021, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	June 30, 2022	December 31, 2021

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at June 30, 2022, is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021

Senior Secured Promissory Notes	$1,305,000	$1,305,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,849,123	31,407,503
Variable-Rate Mortgage Loans	4,967,589	5,063,841
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	76,494	93,251
	38,839,206	39,510,595
Unamortized Discount and Debt Issuance Costs	(1,243,071)	(1,243,071)

	$37,596,135	$38,267,524
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$9,807,899	$6,312,562
Short term debt – Related Parties, Net	150,000	150,000
Debt, Net	26,882,772	31,054,962
Debt - Related Parties, Net	750,000	750,000

The weighted average interest rate and term of our fixed rate debt are 3.55% and 15.27 years, respectively, as of June 30, 2022. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.11 years, respectively, as of June 30, 2022.

During the six months ended June 30, 2022, the Company did not issue any non-related party debt. The company has made payments of $962,900 on non-related party debt. Additionally, the Company financed $581,393 of insurance premiums.

Corporate Senior and Senior Secured Promissory Notes

As of June 30, 2022, and December 31, 2021, the senior secured notes are subject to annual interest ranging from 10% to 11% and mature on October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life and additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	June 30, 2022	December 31, 2021
Arkansas(1)	1	$5,000,000	$3,978,324	$4,058,338
Georgia(2)	5	$17,765,992	$16,198,449	$16,581,232
Ohio	1	$3,000,000	$2,728,599	$2,728,599
Oklahoma(3)	6	$12,129,769	$11,669,805	$11,823,385
	13	$37,895,761	$34,575,177	$35,191,554

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the six months ended June 30, 2022, the Company recognized other income of $81,886 for repayments on the loan.
(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.
(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June, 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%

Subordinated, Corporate and Other Debt

Other debt due at June 30, 2022 and December 31, 2021 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated Interest
Property	Face Amount	June 30, 2022	December 31, 2021	Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	December 31, 2019
Goodwill Nursing Home – Related Party	$150,000	$150,000	$150,000	13% Fixed	December 31, 2019
Higher Call Nursing Center	$150,000	$76,494	$93,251	8% Fixed	April 1, 2024

		$967,494	$984,251

Our corporate debt at June 30, 2022, and December 31, 2021 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at		Stated Interest
Series	Face Amount	June 30, 2022	December 31,2021	Rate	Maturity Date

10% Senior Secured Promissory Notes	1,670,000	1,305,000	1,670,000	10.0% Fixed	June 30, 2024
11% Senior Secured Promissory Notes – Related Party	975,000	975,000	975,000	10.0% Fixed	June 30, 2024

		$2,280,000	$2,645,000

6. STOCKHOLDERS’ EQUITY Preferred Stock

During the six months ended June 30, 2022, the Company paid $15,000 for Series D preferred stock dividends. Dividends of $15,000 were declared during the six months ended June 30, 2022. All quarterly dividends previously declared have been paid.

Common Stock

For the six months ended June 30, 2022, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of June 30, 2022, and December 31, 2021, the Company had 206,000 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 0.19 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2022, and December 31, 2021 was $360,052 and $355,877, respectively. Activity for the six months ended June 30, 2022, related to common stock warrants is as follows:

	June 30, 2022
	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	206,000	$5
Exercised
Expired	-	-

Ending Balance	206,000	$5

7. OTHER CURRENT LIABILITY

During the year ended December 31, 2021 the Company received an overpayment from Medicare of $931,446. Beginning in February, 2022 payments were recouped to satisfy the overpayment as follows:

Period
Balance at December 31, 2021	$931,446
February 2022 Recoupments	(246,425)
March 2022 Recoupment	(339,474)
April 2022 Recoupment	(257,525)
May 2022 Recoupment	(88,022)
Balance at June 30, 2022	$-

As of June 30, 2022, this liability has been satisfied.

8. RELATED PARTIES

Clifford Neuman, a member of the Company’s Board of Directors, provided legal services to the Company. As of June 30, 2022, and December 31, 2021, the Company owed Mr. Neuman for legal services rendered $0 and $21,571, respectively. During the six months ended June 30, 2022 the Company has paid Mr. Neuman $47,043 for legal services. During the year ended December 31, 2021 the Company paid Mr. Neuman $158,392 for legal services.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at June 30, 2022:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill (1)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years Ending June 30,
2022	$313,740
2023	635,026
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$2,959,902

9. LEGAL PROCEEDINGS

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

10. SUBSEQUENT EVENTS

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

On August 19th, 2022 the Board of Directors approved the recension agreement, dated March 30, 2022, whereby Lance Baller, CEO, and Christopher Barker, President and COO, each agreed to rescind their, immediately vested, non-statutory stock option agreements dated March 30, 2022. No expense was recorded related to the options due to the fact the options were rescinded ab initio.

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

Properties

As of June 30, 2022, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2022:

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

Results of Operations – Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

Rental revenues for the six months ended June 30, 2022, and 2021 totaled $311,063 and $778,289. The Company also had healthcare revenue of $18,642,051 for the six months ended June 30, 2022, compared to $10,996,591 for the six months ended June 30, 2021. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $4,227,834 and $3,010,823 for the six months ended June 30, 2022 and 2021. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $13,964,841 and $8,199,966 for the six months ended June 30, 2022 and 2021, respectively. This increase can be attributed to the Company operating additional facilities compared to the previous year.

Expenses related to the provision for bad debt was $531,474 for the six months ended June 30, 2022, and $16,133 for the six months ended June 30, 2021. This increase is due to the Company’s growth in healthcare revenue which also increased the provision for bad debt expense.

Depreciation and amortization expense totaled $895,037 and $851,266 for the six months ended June 30, 2022, and 2021 respectively. This increase is related to an increase in our plant, property, and equipment, compared to the same period in the prior year

The Company had $716,403 of interest expense for the six months ended June 30, 2022, and $1,193,724 interest expense for the six months ended June 30, 2021. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

The Company had $81,886 of other income for the six months ended June 30, 2022, and $401,360 for the six months ended June 30, 2021 Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Results of Operations – Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Rental revenues for the three months ended June 30, 2022, and 2021 totaled $156,869 and $387,903. The Company also had healthcare revenue of $9,274,197 for the three months ended June 30, 2022, compared to $5,624,134 for the six months ended June 30, 2021. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $2,416,317 and $912,496 for the three months ended June 30, 2022 and 2021. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $7,002,938 and $4,655,236 for the three months ended June 30, 2022 and 2021, respectively. This increase can be attributed to the Company operating additional facilities compared to the previous year.

Expenses related to the provision for bad debt was $277,511 for the three months ended June 30, 2022, and $8,001 for the three months ended June 30, 2021. This increase is due to the Company’s growth in healthcare revenue which also increased the provision for bad debt expense.

Depreciation and amortization expense totaled $447,350 and $450,243 for the three months ended June 30, 2022, and 2021 respectively.

The Company had $334,091 of interest expense for the three months ended June 30, 2022, and $650,181 interest expense for the three months ended June 30, 2021. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

The Company had $40,365 of other income for the three months ended June 30, 2022, and $30,662 of other expense for the three months ended June 30, 2021 Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2022, the Company had cash and cash equivalents of $2,959,189 and restricted cash of $927,808. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all five mortgage that mature in the 2021 fiscal year.

Cash provided by operating activities was $101,420 for the six months ended June 30, 2022, compared to cash used in operating activities of $642,389 for the six months ended June 30, 2021. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $91,090 for the six months ended June 30, 2022, compared to cash used in investing activities of $395,608 for the six months ended June 30, 2021.

Cash used in financing activities was $916,434, for the six months ended June 30, 2022 compared to cash provided by financing activities of $745,677 for the six months ended June 30, 2021. This resulted from proceeds from a PPP loan during the six months ended June 30, 2021.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $177,716 and $493,662 as of June 30, 2022, and 2021, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of June 30, 2022, and 2021, there were no deferred lease incentives recorded.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

