Form 10-Q
period 2022-09-30
SELECTIS HEALTH, INC.
filed 2023-01-06
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☒ No ☐

As of January 06, 2023, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current Assets
Cash	$1,928,472	$3,939,445
Accounts Receivable, Net of allowance	3,064,919	3,506,719
Prepaid Expenses and Other	462,868	498,015
Investments in Debt Securities	24,387	24,387
Total Current Assets	5,480,646	7,968,566

Long Term Assets
Restricted Cash	831,687	853,656
Property and Equipment, Net	36,006,716	37,024,592
Goodwill	1,076,908	1,076,908
Total Assets	$43,395,957	$46,923,722

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	$2,478,953	$4,363,917
Accounts Payable – Related Parties	-	21,571
Dividends Payable	7,500	7,500
Short term debt – Related Parties, Net of discount of $0 and $3,234, respectively	150,000	150,000
Current Maturities of Long Term Debt, Net of Discount of $1,184 and $1,714, respectively	2,049,750	6,312,562
Other Current Liability	-	931,446
Total Current Liabilities	4,686,203	11,786,996

Debt- Related Parties	750,000	750,000
Debt, Net of discount of $933,737 and $452,593, respectively	34,528,330	31,054,962
Lease Security Deposit	253,899	229,582
Total Liabilities	$40,218,432	$43,821,540

Commitments and Contingencies
Equity
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $10.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,054,588 and 2,998,362 Shares Issued and Outstanding at September 31, 2022 and December 31, 2021, respectively	152,728	150,168
Additional Paid-In Capital	13,793,300	13,494,394
Accumulated Deficit	(11,544,503)	(11,318,380)
Total Selectis Health, Inc. Stockholders’ Equity	3,177,525	3,102,182
Total Liabilities and Equity	$43,395,957	$46,923,722

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Rental Revenue	$469,938	$933,360	$158,875	$155,071
Healthcare Revenue	26,438,806	17,431,882	9,135,306	6,939,841
Healthcare Grant Revenue	2,891,463	504,550	287,804	-
Management Fee Revenue	-	224,143		224,143
Total Revenue	29,800,207	19,093,935	9,581,985	7,319,055
Expenses
Property Taxes, Insurance and Other Operating	21,192,559	12,613,896	7,227,718	4,413,930
General and Administrative	5,329,475	4,732,115	1,970,890	1,721,292
Provision for Bad Debts	783,524	28,275	252,050	12,142
Depreciation	1,348,645	1,286,279	453,608	435,013
Total Expenses	28,654,203	18,660,565	9,904,266	6,582,377
Income (Loss) from Operations	1,146,004	433,370	(322,281)	736,678
Other (Income) Expense
Loss (Gain) on Extinguishment of Debt	46,466	-	-	-
Interest Expense, net	1,438,629	1,680,540	722,226	486,816
Gain on Forgiveness of PPP Loan	-	(675,598)	-	-
Other Income	(135,468)	(548,933)	(53,582)	(51,856)
Lease Termination Expense	-	450,427	-	354,710
Total Other Expense	1,349,627	906,436	668,644	789,670
Net Loss	(203,623)	(473,066)	(990,925)	(52,992)
Net Loss Attributable to Noncontrolling Interests	-	(10,650)	-	-
Net Loss Attributable to Selectis Health, Inc.	(203,623)	(483,716)	(990,925)	(52,992)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$(226,123)	$(506,216)	$(998,425)	$(60,492)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.07)	$(0.18)	$(0.33)	$(0.02)
Diluted	$(0.07)	$(0.18)	$(0.33)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	3,053,970	2,741,186	3,054,588	2,824,560
Diluted	3,053,970	2,741,186	3,054,588	2,824,560

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Non-	Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interests	Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,362	$150,168	$13,494,394	$(11,318,380)	-	$3,102,182
Series D Preferred Dividends								(7,500)		(7,500)
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	-	46,466
Net Income	-	-	-	-	-	-	-	37,090	-	37,090
Balance, March 31, 2022 as adjusted	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(11,288,790)	-	$3,433,238
Series D Preferred Dividends								(7,500)		(7,500)
Net Income	-	-	-	-	-	-	-	750,212	-	750,212
Balance, June 30, 2022 as adjusted	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(10,546,078)	-	$4,175,950
Series D Preferred Dividends								(7,500)		(7,500)
Net Loss	-	-	-	-	-	-	-	(990,925)	-	(990,925)
Balance, September 30, 2022	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(11,544,503)	-	$3,177,525

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Non-	Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interests	Stockholders’ Equity

Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(9,036,400)	(198,045)	$3,215,939
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	-	(7,500)
Net Income	-	-	-	-	-	-	-	248,056	10,650	258,706
Balance, March 31, 2021	200,500	$401,000	375,000	$375,000	2,686,638	$134,332	$11,540,052	$(8,795,844)	(187,395)	$3,467,145
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	-	(7,500)
Share Based Compensation – Restricted Stock Awards	-	-	-	-	3,000	150	18,750	-	-	18,900
Cashless Exercise of Warrants	-	-	-	-	2,857	143	(143)	-	-	-
Purchase of Non-Controlling Interest	-	-	-	-	-	-	(247,395)	-	187,395	(60,000)
Net Income	-	-	-	-	-	-	-	(678,780)	-	(678,780)
Balance, June 30, 2021	200,500	$401,000	375,000	$375,000	2,692,495	$134,625	$11,311,264	$(9,482,124)	-	$2,739,765
Series D Preferred Dividends	-	-	-	-	-			(7,500)	-	(7,500)
Issuance of common stock for cash	-	-	-	-	150,000	7,500	706,125	-	-	713,625
Cashless Exercise of Warrants	-	-	-	-	16,667	833	(833)	-	-	-
Cashless Exercise of Stock Options	-	-	-	-	31,200	1,560	(1,560)	-	-	-
Net Income	-	-	-	-	-	-	-	(52,992)	-	(52,992)
Balance, September 30, 2021	200,500	$401,000	375,000	$375,000	2,890,362	$144,518	$12,041,996	$(9,542,616)	-	$3,392,898

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(203,623)	$(473,066)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Gain on Forgiveness from PPP Loan	-	(675,598)
Other Income from Partial Settlement of Debt	(40,346)	(520,221)
Depreciation and Amortization	1,348,645	1,286,279
Amortization of Deferred Loan Costs and Debt Discount	-	157,291
Provision for Bad Debt	783,524	28,275
Stock Based Compensation	-	18,900
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(341,724)	(2,535,412)
Prepaid Expenses and Other Assets	616,540	853,451
Accounts Payable and Accrued Liabilities	(2,837,981)	248,337
Lease Security Deposits	24,317	7,000
Cash Used in Operating Activities	(650,648)	(1,604,764)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(330,769)	(493,689)
Cash Used in Investing Activities	(330,769)	(493,689)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	9,134,102
Payments on Debt, Non-Related Party	(1,075,491)	(8,023,719)
Dividends Paid on Preferred Stock	(22,500)	(30,000)
Proceeds from stock offering	-	713,625
Purchase of Non-Controlling Interest	-	(60,000)
Debt Discount – Warrants RP	46,466	-
Cash (Used in) Provided by Financing Activities	(1,051,525)	1,734,008

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,032,942)	(364,445)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	4,793,101	3,978,303
Cash and Cash Equivalents and Restricted Cash at End of the Period	$2,760,159	$3,613,858

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	1,438,629	1,680,540
Cash	1,928,472	2,791,585
Restricted Cash	831,687	822,273
Total Cash and Cash Equivalents and Restricted Cash	2,760,159	3,613,858

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$22,500	$22,500
Issuance of common stock for cashless exercise of warrants	-	976
Issuance of common stock for cashless exercise of options	-	1,560
Financing of Insurance Premiums	581,393	507,433

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019 the Company shifted from leasing long-term care facilities to third-party, independent operators towards an owner operator model.

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

For the nine months ended September 30, 2022, the Company had negative operating cash flows of $0.7 million and a net working capital of $0.8 million. Management believes that the Company has the ability to meet its obligations for the next twelve months from the date of these financial statements. This is, in part due to refinancing debt to more favorable terms, and the optimization of our operations in our current facilities. Based on management’s projections we expect to generate positive cash flows positive cash flows from its continued operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

In May 2021, the board of directors of the Company approved a one-for-ten reverse stock split of the Company’s issued and outstanding shares of common stock. On September 21, 2021, the Company filed Amendment No. 1 to its Second Amended and Restated Articles of Incorporation reflecting the reverse split and name change. This took effect on September 22, 2021 upon approval from FINRA. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q, have been retroactively adjusted to give effect to the reverse stock split as if such reverse stock split occurred on the first day of the first period presented.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Certain intercompany revenues and expenses were included in revenue and general and administration expenses. These reclassifications had no effect on the previously reported net income.

Revisions to Previously Issued Financial Statements

For the six months ending June 30, 2022, the Company identified an error related to the accounting guidance for intercompany revenues and expenses. For the six months ending June 30, 2022 the Company recorded $869,249 of intercompany revenues to healthcare revenue and $869,249 of intercompany expenses in general and administrative expenses.

The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The error did not have any effect on the Company’s previously reported Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholder’s Deficit. The Company determined that this error was not material to the financial statements for the six months ended June 30, 2022. The Company decided to correct this immaterial error as revision to previously issued financial statement and has revised the June 30, 2022 financial statements presented herein.

The below tables summarize the effect of the revisions on the affected line items within the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022:

	Six Months Ended
	June 30, 2022
	As previously reported	Revision adjustments	As revised
Revenue
Rental Revenue	$311,063	$-	$311,063
Healthcare Revenue	18,642,051	(869,249)	17,772,802
Healthcare Grant Revenue	2,603,659	-	2,603,659
Total Revenue	21,556,773	(869,249)	20,987,524
Expenses
Property Taxes, Insurance and Other Operating	13,964,841		13,964,841
General and Administrative	4,227,834	(869,249)	3,358,585
Provision for Bad Debts	531,474		531,474
Depreciation and Amortization	895,037		895,037
Total Expenses	19,619,186	(869,249)	18,749,937
Income from Operations	1,937,587		1,937,587
Other (Income) Expense
Loss (Gain) on Extinguishment of Debt	46,466		46,466
Interest Expense, net	716,403		716,403
Gain on Forgiveness of PPP Loan	-		-
Other Income	(81,886)		(81,886)
Lease Termination Expense	-		-
Total Other (Income) Expense	680,983		680,983
Net Income (Loss)	$1,256,604		$1,256,604

During the preparation of the nine months ending September 30, 2022, financial statements management became aware of misstatements in the financial statements of $191,589 and $469,302 of healthcare revenue and accounts receivable reported during the three and six month periods ended March 31, 2022 and June 30, 2022, respectively.

The Company determined that cash payments received from a Medicare B bad debt reimbursement program were recorded directly to revenue rather than a reduction to the account receivable account to which the receivables were recorded, causing both revenue and receivables to be overstated at each reporting periods.

The below table summarizes the effect of the revisions on the affected line items within the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet for the period ended March 31, 2022:

Three months ended March 31, 2022
	Reported	Revision adjustments	Adjusted
P&L Analysis
Total Revenue	$10,091,006	$(191,589)	$9,899,417
Healthcare Revenue	9,367,854	(191,589)	9,176,265
Operating Income	615,396	(191,589)	423,807
Net Income	228,679	(191,589)	37,090
EPS	0.07		0.01
WASO	3,052,769		3,052,769

Balance Sheet Analysis
Accounts Receivable	$4,168,272	$(191,589)	$3,976,683
Current Assets	7,474,534	(191,589)	7,282,945
Total Assets	46,086,051	(191,589)	45,894,462
Working Capital	38,478,308	(191,589)	38,286,719
Accumulated Deficit	(11,089,701)	(191,589)	(11,281,290)
Total Equity	3,632,327	(191,589)	3,440,738

The below table summarizes the effect of the revisions on the affected line items within the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet for the period ended June 30, 2022:

Three and six months ended June 30, 2022
	YTD Reported	Revision adjustment	YTD Adjusted	QTD Reported	Revision adjustment	QTD Adjusted
P&L analysis
Total Revenue	$20,687,524	$(469,302)	$20,218,222	$10,596,518	$(277,713)	$10,318,805
Healthcare Revenue	17,772,802	(469,302)	17,303,500	8,404,948	(277,713)	8,127,235
Operating Income	1,937,587	(469,302)	1,468,285	1,321,651	(277,713)	1,043,938
Net Income	1,256,604	(469,302)	787,302	1,027,925	(277,713)	750,212
EPS	0.42		0.26	0.34		0.25
WASO	2,998,361		2,998,361	3,054,627		3,054,627

Balance Sheet analysis
Accounts Receivable	$5,167,862	$(469,302)	$4,698,560
Current Assets	8,789,109	(469,302)	8,319,807
Total Assets	47,014,470	(469,302)	46,545,168
Working Capital	32,534,605	(469,302)	32,065,303
Accumulated Deficit	(10,061,776)	(469,302)	(10,531,078)
Total Equity	4,660,252	(469,302)	4,190,950

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	(203,623)	(483,716)	(990,925)	(52,992)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders - Basic	(226,123)	(506,216)	(998,425)	(60,492)

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	(226,123)	(506,216)	(998,425)	(60,492)
Series D Preferred Dividends	22,500	22,500	7,500	7,500
Net Income (Loss) Attributable to Common Stockholders - Diluted	(203,623)	(483,716)	(990,925)	(52,992)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,053,970	2,741,186	3,054,588	2,824,560

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,053,970	2,741,186	3,054,588	2,824,560
Effect of dilutive securities:
Conversion of preferred shares	-	-	-	-
Exercise of warrants	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	3,053,970	2,741,186	3,054,588	2,824,560

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	(0.07)	(0.18)	(0.33)	(0.02)
Diluted	(0.07)	(0.18)	(0.33)	(0.02)

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2022.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2022, and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	43,230,535	44,574,401
Furniture, Fixtures and Equipment	2,436,932	2,322,297
Property and Equipment, gross	47,774,772	49,004,003

Less Accumulated Depreciation	(11,768,056)	(10,419,411)

Property and Equipment, net	$36,006,716	$37,024,592

	For the Nine Months Ended September 30,
	2022	2021

Depreciation Expense (excluding Intangible Assets)	$1,348,645	$1,286,279

4. INVESTMENTS IN DEBT SECURITIES

At September 30, 2022 and December 31, 2021, the Company held investments in debt securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	September 30, 2022	December 31, 2021

States and Municipalities	$24,387	$24,387

Contractual maturity of held-to-maturity securities at September 30, 2022, is $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Senior Secured Promissory Notes	$1,025,000	$1,305,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,695,361	31,407,503
Variable-Rate Mortgage Loans	4,919,504	5,063,841
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	65,361	93,251
	38,346,641	39,510,595
Unamortized Discount and Debt Issuance Costs	(868,561)	(1,243,071)

	$37,478,080	$38,267,524
As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$2,049,750	$6,312,562
Short term debt – Related Parties, Net	150,000	150,000
Debt, Net	34,528,330	31,054,962
Debt – Related Parties, Net	750,000	750,000

The weighted average interest rate and term of our fixed rate debt are 4.03% and 16.33 years, respectively, as of September 30, 2022. The weighted average interest rate and term of our variable rate debt are 5.90% and 16.11 years, respectively, as of September 30, 2022.

Corporate Senior and Senior Secured Promissory Notes

As of September 30, 2022, and December 31, 2021, the senior secured notes are subject to annual interest ranging from 10% to 11% and initially matured on October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life and additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	September 30, 2022	December 31, 2021
Arkansas(1)	1	$5,000,000	$3,937,978	$4,058,338
Georgia(2)	5	$17,765,992	$16,156,093	$16,581,232
Ohio	1	$3,000,000	$2,728,599	$2,728,599
Oklahoma(3)	6	$13,331,325	$12,792,194	$12,895,890
	13	$39,097,317	$35,614,825	$36,264,059

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the nine months ended September 30, 2022, the Company recognized other income of $118,716 for repayments on the loan.

(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969, $750,000, and $500,000, to extend their maturity dates to June, 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%

Subordinated, Corporate and Other Debt

Other debt due at September 30, 2022 and December 31, 2021 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Principal Outstanding at		Stated Interest
Property	Face Amount	September 30, 2022	December 31, 2021	Rate	Maturity Date
Goodwill Nursing Home (1)	$2,030,000	$741,000	$741,000	13% Fixed	December 31, 2019
Goodwill Nursing Home - Related Party (1)	$150,000	$150,000	$150,000	13% Fixed	December 31, 2019
Higher Call Nursing Center (2)	$150,000	$65,361	$93,251	8% Fixed	April 1, 2024

		$956,361	$984,251

Our corporate debt at September 30, 2022, and December 31, 2021 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Principal Outstanding at		Stated Interest
Series	Face Amount	September 30, 2022	December 31,2021	Rate	Maturity Date

10% Senior Secured Promissory Notes	1,670,000	1,025,000	1,305,000	10.0% Fixed	June 30, 2024
11% Senior Secured Promissory Notes – Related Party	975,000	750,000	750,000	10.0% Fixed	June 30, 2024

		$1,025,000	$2,055,000

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the nine months ended September 30, 2022 and 2021, the Company paid $15,000 and $30,000 respectively for Series D preferred stock dividends. Dividends of $22,500 were declared during the nine months ended September 30, 2022 and September 30, 2021. All quarterly dividends previously declared have been paid.

Common Stock

For the nine months ended September 30, 2022, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of September 30, 2022, and December 31, 2021, the Company had 206,000, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00, respectively, and weighted average remaining term of 0.19 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of September 30, 2022, and December 31, 2021 was $360,052 and $355,877, respectively. Activity for the nine months ended September 30, 2022, related to common stock warrants is as follows:

	September 30, 2022
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	206,000	$5
Exercised	-	-
Expired	-	-

Ending Balance	206,000	$5

7. OTHER CURRENT LIABILITY

During the year ended December 31, 2021 the Company received an overpayment from Medicare of $931,446. Beginning in February, 2022 payments were recouped to satisfy the overpayment. As of September 30, 2022, this liability has been satisfied.

8. RELATED PARTIES

Clifford Neuman, a former member of the Company’s Board of Directors, provided legal services to the Company. As of September 30, 2022, and December 31, 2021, the Company owed Mr. Neuman for legal services rendered $5,640 and $21,571, respectively. During the nine months ended September 30, 2022 the Company has paid Mr. Neuman $64,433 for legal services. During the year ended December 31, 2021 the Company paid Mr. Neuman $158,392 for legal services.

8. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at September 30, 2022:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill (1)	$48,125	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

Years Ending September 30,
2022	$156,870
2023	635,026
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$2,803,032

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

10. SUBSEQUENT EVENTS

Effective October 4, 2022, the Company changed its independent registered public accountants by engaging Marcum LLP as the company’s independent registered public accounting firm for the year ended December 31, 2022. Marcum LLP will also review the Company’s interim report as of and for the period ended September 30, 2022. Haynie & Company had previously served as the Company’s independent registered public accountants for the year ended December 31, 2021.

Effective October 17, 2022, Clifford Neuman resigned as a director and Andy Sink was appointed to fill the vacancy created by Mr. Neuman’s resignation. It was determined that Mr. Neuman did not qualify as an “independent” director within the meaning of Nasdaq regulations; and Mr. Neuman agreed to resign from the Board to facilitate the Company’s efforts to up list to the Nasdaq Stock Market.

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

Properties

As of September 30, 2022, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2022:

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

Results of Operations – Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021

Rental revenues for the nine months ended September 30, 2022, and 2021 totaled $469,938 and $933,360. The Company also had healthcare revenue of $26,438,806 for the nine months ended September 30, 2022, compared to $17,431,882 for the nine months ended September 30, 2021. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $5,329,475 and $4,732,115 for the nine months ended September 30, 2022 and 2021. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $21,192,559 and $12,613,896 for the nine months ended September 30, 2022 and 2021, respectively. This increase can be attributed to the Company operating additional facilities compared to the previous year. Expenses related to the provision for bad debt was $783,524 for the nine months ended September 30, 2022, and $28,275 for the nine months ended September 30, 2021. This increase is due to the Company’s growth in healthcare revenue and new bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $1,348,645 and $1,286,279 for the nine months ended September 30, 2022, and 2021 respectively. This increase is related to an increase in our plant, property, and equipment, compared to the same period in the prior year

The Company had $1,438,629 of interest expense for the nine months ended September 30, 2022, and $1,680,540 interest expense for the nine months ended September 30, 2021. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

The Company had $135,468 of other income for the nine months ended September 30, 2022, and $548,933 for the nine months ended September 30, 2021 Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Results of Operations – Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

Rental revenues for the three months ended September 30, 2022, and 2021 totaled $158,875 and $155,071. The Company also had healthcare revenue of $9,135,306 for the three months ended September 30, 2022, compared to $6,939,841 for the three months ended September 30, 2021. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $1,970,890 and $1,721,292 for the three months ended September 30, 2022 and 2021. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $7,227,718 and $4,413,930 for the three months ended September 30, 2022 and 2021, respectively. This increase can be attributed to the Company operating additional facilities compared to the previous year.

Expenses related to the provision for bad debt was $252,050 for the three months ended September 30, 2022, and $12,142 for the three months ended September 30, 2021. This increase is due to the Company’s growth in healthcare revenue and new bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $453,608 and $435,013 for the three months ended September 30, 2022, and 2021 respectively.

The Company had $722,226 of interest expense for the three months ended September 30, 2022, and $486,816 interest expense for the three months ended September 30, 2021. This increase is related to the refinancing of mortgages during the year ended December 31, 2021.

The Company had $53,582 of other income for the three months ended September 30, 2022, and $51,856 of other expense for the three months ended September 30, 2021 Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At September 30, 2022, the Company had cash of $1,928,472 and restricted cash of $831,687. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all five mortgage that matured in the 2021 fiscal year.

Cash used in operating activities was $650,648 for the nine months ended September 30, 2022, compared to cash used in operating activities of $1,604,764 for the nine months ended September 30, 2021. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $330,769 for the nine months ended September 30, 2022, compared to cash used in investing activities of $493,689 for the nine months ended September 30, 2021.

Cash used in financing activities was $1,051,525 for the nine months ended September 30, 2022 compared to cash provided by financing activities of $1,734,008 for the nine months ended September 30, 2021. This resulted from proceeds from a PPP loan during the nine months ended September 30, 2021.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to refinancing debt to more favorable terms, and the optimization of our operations in many of our current facilities.

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

Revenue Recognition

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $177,716 and $336,931 as of September 30, 2022, and 2021, respectively.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of September 30, 2022, and 2021, there were no deferred lease incentives recorded.

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

Our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review process over certain financial and accounting reports resulting in misreporting of healthcare revenue and expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.C. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. The Company plans to implement multi-level review in 2023, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Centers for Disease Control & Prevention (“CDC”) provides final confirmation of the cases. The Company is engaging in aggressive mitigation efforts in accordance with CDC and state Department of Health guidelines to protect the health and safety of residents while respecting their rights. Employees at all of our facilities are taking several precautions as they care for residents, including, among other things, monitoring themselves for symptoms upon leaving and returning home, and upon arriving at and leaving the skilled nursing facility. They are also wearing masks and other personal protective equipment while caring for residents. Additionally, as of the date of this Report, all of our facilities have reported occurrences of COVID-19 in both staff and residents. We have implemented aggressive vaccination programs at all of our facilities but have not imposed mandates. As of the date of this Report, the vast majority of our staff and residents have been vaccinated.

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

SELECTIS HEALTH, INC

Date: January 06, 2023	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Executive Officer)

Date: January 06, 2023	By:	/s/ Mary Lucus
Mary Lucus, Chief Financial Officer
(Principal Accounting Officer)

