Form 10-K
period 2022-12-31
SELECTIS HEALTH, INC.
filed 2023-06-30
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒

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

The aggregate market value of the 2,544,097 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $12,720,485 computed by reference to the price at which the common equity was last sold at June 30, 2022.

The number of shares outstanding of the registrant’s common stock as of May 31, 2023 is 3,067,059.

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

We acquire, develop, lease, manage, and dispose of healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare segments: (i) senior housing (including independent and assisted living) and (ii) post-acute/skilled nursing. We make investments within our healthcare segments using the following six strategies: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

The Company owns 13 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations through newly created independent operating subsidiaries. In the future, the Company intends to own and operate all future facilities. As of December 31, 2022, the Company, through wholly-owned subsidiaries, operates 11 healthcare facilities.

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

Reimbursement Changes Related to COVID-19:

U.S. Federal Stimulus Funds and Financial Assistance for Healthcare Providers. In response to the pandemic, Congress has enacted a series of economic stimulus and relief measures. On March 18, 2020, the Families First Coronavirus Response Act (“FFCRA”) was enacted in the U.S., providing a temporary 6.2% increase to each qualifying state and territory’s Medicaid Federal Medical Assistance Percentage (“FMAP”) effective January 1, 2020. The temporary FMAP increase was set to extend through the last day of the calendar quarter in which the public health emergency terminates. In exchange for receiving the enhanced federal funding, the FFCRA included a requirement that Medicaid programs keep beneficiaries enrolled through the end of the month in which the public health emergency terminates. However, as part of the Consolidated Appropriations Act of 2023 signed into law on December 29, 2022, Congress decoupled the Medicaid continuous enrollment from the public health emergency and terminates this provision effective March 31, 2023. Additionally, starting April 1, 2023, states that comply with federal rules regarding conducting renewals may begin the phase-down of the enhanced federal funding according to the following schedule: 6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023. States cannot restrict eligibility standards, methodologies, and procedures and states cannot increase premiums as required in FFCRA. Primarily due to the continuous enrollment provision, Medicaid enrollment has grown substantially compared to before the pandemic and the uninsured rate has dropped. The extent to which this increase in Medicaid enrollment is sustained following the discontinuation of the continuous enrollment provision is uncertain.

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. Funds have been allocated since 2020 in targeted and general distributions, the latter over four phases. In September 2021, HHS announced the release of $25.5 billion in phase four provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act, with payments that began in December 2021. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. We do not expect our operators will receive additional funding from HHS.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. These payments are loans that providers were scheduled to repay beginning one year from the issuance date of each provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our operators in April 2021 and have adversely impacted operating cash flows of these operators. While not limited to healthcare providers, the CARES Act additionally provided payroll tax relief for employers, allowing them to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020 to December 31, 2021 with respect to 50% of the payroll taxes owed, with the remaining 50% deferred until December 31, 2022.

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020 through March 30, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration went into effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031, and gradually increases to 4% from 2030 through 2031.

Quality of Care Initiatives and Additional Requirements Related to COVID-19. In addition to COVID-19 reimbursement changes, several regulatory initiatives announced from 2020 to 2022 focused on addressing quality of care in long-term care facilities, including those related to COVID-19 testing and infection control protocols, vaccine protocols, staffing levels, reporting requirements, and visitation policies, as well as increased inspection of nursing homes. In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation would be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds directly to SNF or ALF providers, certain funds were allocated to states who then distributed a portion of these funds to SNF and ALF providers. In addition, the American Rescue Plan Act allocated funds to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected COVID-19 outbreaks. Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs. It is uncertain whether such a mandate will be implemented and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operators; an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operators.

On June 16, 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis announced the launch of an investigation into the COVID-19 response of nursing homes and the use of federal funds by nursing homes during the pandemic. The Select Subcommittee continued to be active throughout the remainder of 2020, 2021 and 2022. In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements on our operators.

Reimbursement Generally:

Medicaid. Most of our SNF operators derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process not always keep pace with inflation or, even if it does, there is a risk that is may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is also subject to changes based on state budgetary constraints and political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past, and may in the future, adversely affect our operators’ results of operations and financial condition, which in turn could adversely impact us.

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the PHE, only certain states passed any of that specifically on to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both of these programs came with conditions that states had to meet to eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

The risks of insufficient Medicaid reimbursement rates along with possible initiatives to push residents historically cared for in SNFs to alternative settings may impact us more acutely in states where we have a larger presence. We continue to monitor rate adjustment activity in other states in which we have a meaningful presence, and it is too early to assess whether rates will generally keep pace with increased operator costs.

Medicare. On July 29, 2022, CMS issued a final rule regarding the government fiscal year 2023 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $904 million, or 2.7%, for fiscal year 2023 compared to fiscal year 2022. This estimated reimbursement increase is attributable to a 3.9% market basket increase factor plus a 1.5 percentage point market basket forecast error adjustment and less a 0.3 percentage point productivity adjustment, as well as a $780 million decrease in the SNF prospective payment system rates as a result of the recalibrated parity adjustment described below, which is being phased in over two years. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $186 million in fiscal year 2023. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

Payments to providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS finalized recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operators could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operators continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF as a part of the COVID-19 1135 waiver provisions. The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through May 11, 2023, the scheduled end of the public health emergency.

Other Regulation:

Office of the Inspector General Activities. The Office of Inspector General (“OIG”) of HHS has provided long-standing guidance for SNFs regarding compliance with federal fraud and abuse laws. More recently, the OIG has conducted increased oversight activities and issued additional guidance regarding its findings related to identified problems with the quality of care and the reporting and investigation of potential abuse or neglect at group homes, nursing homes and SNFs. The OIG has additionally reviewed the staffing levels reported by SNFs as part of its August 2018 and February 2019 Work Plan updates and included a review of involuntary transfers and discharges from nursing homes in the June 2019 Work Plan updates. In August 2020, the OIG released its findings regarding its review of staffing levels in SNFs from 2018. The OIG recommended that CMS enhance efforts to ensure nursing homes meet daily staffing requirements and explore ways to provide consumers with additional information on nursing homes’ daily staffing levels and variability. The OIG indicated that while the review was initiated before the COVID-19 pandemic emerged, the pandemic reinforces the importance of sufficient staffing for nursing homes, as inadequate staffing can make it more difficult for nursing homes to respond to infectious disease outbreaks like COVID-19. It is unknown what impact, if any, enhanced scrutiny of staffing levels by OIG and CMS will have on our operators.

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

Medicare and Medicaid Program Audits. Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our operators’ billing practices from time to time. CMS contracts with Recovery Audit Contractors on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program. Regional Recovery Audit Contractor program auditors along with the OIG and DOJ are expected to continue their efforts to evaluate SNF Medicare claims for any excessive therapy charges. CMS also employs Medicaid Integrity Contractors to perform post-payment audits of Medicaid claims and identify overpayments. In addition, the state Medicaid agencies and other contractors have increased their review activities. To the extent any of our operators are found out of compliance with any of these laws, regulations or programs, their financial position and results of operations can be adversely impacted, which in turn could adversely impact us.

Fraud and Abuse. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.

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

Privacy:

We and our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the corresponding regulations promulgated thereunder (collectively referred to herein as “HIPAA”). The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights (“OCR”). Additionally, in a final rule issued in January 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate through a risk assessment that there is a low probability that the information has been compromised.

Various states have similar laws and regulations that govern the maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services. These laws and regulations require our operators to expend the requisite resources to secure protected health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy law or regulation may face significant monetary penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.

Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. In addition, many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities, which has the potential to impact some of our operators’ abilities to expand or change their businesses.

Other Laws and Regulations. Additional federal, state and local laws and regulations affect how we conduct our operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. These requirements may continue to evolve and develop over lengthy periods of time.

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for SNF and long-term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long-term care settings. On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met. The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing. A number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to COVID-19. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operators’ reputation, business, results of operations and cash flows.

Environmental, Social and Governance (“ESG”)

We prioritize environmental, social and governance initiatives that matter most to our business and shareholders. Our Nominating and Corporate Governance Committee of our Board of Directors has been charged with primary oversight of our sustainability efforts.

As a triple-net landlord at two of our facilities, our third-party operators maintain operational control and responsibility for our real estate on a day-to-day basis. While our ability to mandate environmental changes to their operations is limited, our tenants are contractually bound to preserve and maintain our properties in good working order and condition. In connection with this, they are required to meet or exceed annual expenditure thresholds on capital improvements and enhancements of our properties, which in some cases may facilitate improvements in the environmental performance of our properties and reduces energy usage, water usage, and direct and indirect greenhouse gas emissions. The goal is to incentivize operators to invest in sustainable capital projects that provide a favorable return on investment while reducing the environmental footprint of these operations. Our due diligence on real estate acquisitions generally includes environmental assessments as part of our analysis to understand the environmental condition of the property, and to determine whether the property meets certain environmental standards. Similarly, during the due diligence process, we seek to evaluate the risk of physical, natural disaster or extreme weather patterns on the properties we are looking to acquire and to assess their compliance with building codes, which often results in remediations that incorporate sustainable improvements into our properties.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. See also “Human Capital Management” immediately below.

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to our Company provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of February 1, 2023, we had 655 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

We have a long-standing commitment to being an equal opportunity employer. The Company has expanded its recruitment practices to reach more diverse candidates for employment and Board positions and has developed an internship program with a focus on increasing diversity in the pipeline of eligible employees. The Company requires employees and Board members to certify its Code of Business Conduct & Ethics periodically, and from time to time, conducts compliance training for all employees and Directors, including diversity and inclusion training. As of February 1, 2023, at the executive level, one of the Company’s four executive officers was a woman, and on the senior management team, 82% are women and 36% bring ethnic diversity to the team. We regularly conduct pay equity reviews as we seek for women and men, on average, at various roles and levels of the Company, to be paid equitably for their roles and contributions to our success.

We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, the opportunity to participate in our employee stock purchase program, bonus and incentive pay opportunities, competitive paid time-off benefits and paid parental leave, wellness programs, continuing education and development opportunities, and periodic engagement surveys. In addition, we believe that giving back to our community is an extension of our mission to improve the lives of our stockholders, our employees, and their families.

EMPLOYEES

As of December 31, 2022, the Company and its subsidiaries had 671 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has subjected our business, operations, and financial condition to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations may be adversely impacted if a significant number of our employees’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us. As a result of the COVID- 19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experienced significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position, and access to capital markets.

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

As of December 31, 2022, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2022:

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

Lawson v. C.R.M of Warrenton, LLC d/b/a Warrenton Health and Rehab; ATL/WARR, LLC; Selectis Warrenton, LLC, et.al., Superior Court of Warren County, State of Georgia, Civil Action No. 23CV0076.

This is a personal injury lawsuit filed on June 14, 2023 against various defendants arising out of the death of a patient of the Warrenton Health and Rehab Facility located in Warren, Georgia (the “Facility”). The Facility is owned by the Company’s wholly-owned subsidiary ATL/Warr, LLC. At all relevant times, the Facility was leased and operated by a third party C.R.M. Warrenton, LLC under an operating lease. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident for which complaint was made. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care. Subsequent to the patient care complained of the Company entered into an Operations Transfer Agreement with the lease operator and assumed operating control of the Facility through a new subsidiary, Selectis Warrenton, LLC. The Company believes its exposure in this matter is de minimus and has referred the litigation to its insurance company for management.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding shares of the Company’s common stock are traded over the counter and quoted on the OTC. Pink under the symbol “GBCS”. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2021 through December 31, 2022. All prices give retroactive effect to a one-for-ten reverse split which was effective in September 2021.

	High	Low
Jan – Mar 2021	$6.90	$4.60
Apr – June 2021	$7.40	$4.10
July – Sept 2021	$8.70	$0.65
Oct – Dec 2021	$7.50	$5.61
Jan – Mar 2022	$7.72	$6.40
Apr – June 2022	$7.32	$4.50
July – Sept 2022	$6.30	$4.55
Oct – Dec 2022	$6.00	$1.00

Since July 20, 2022, due to the Company being delinquent in its SEC reporting, the Company’s common stock is eligible for Unsolicited Quotes Only. The stock is traded on the Expert Market only, which is not eligible for public viewing. The Company expects that its common stock will resume being quoted on the OTC once it has brought its SEC reporting current.

The OTC.Pink prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of May 31, 2022, there were approximately 93 record owners of the Company’s common stock not including stock held in street name.

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

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2022, and 2021, the Company paid no dividends on common stock but did pay the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, and other factors as our Board of Directors may deem relevant.

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

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2022, totaled $591,808, compared to $626,808 for the year ended December 31, 2021, a decrease of $35,000. The Company also had Healthcare revenue of $36,735,683 for the year ended December 31, 2022, an increase of $9,814,136, compared to $26,921,547 for the year ended December 31, 2021. The Company also had Healthcare Grant revenue of $3,272,026 for the year ended December 31, 2022, an increase of $1,757,298, compared to $1,514,728 for the year ended December 31, 2021. Due to our concerted effort to focus on healthcare operations, our healthcare revenues are increasing. As we assume operations and purchase more facilities, we anticipate this trend to continue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $7,869,645 for the year ended December 31, 2022, compared to $5,911,934 for the year ended December 31, 2021, an increase of $1,957,711. This increase can be attributed to the Company operating more facilities, with the addition of the administration expenses within those operations. To support the healthcare operations management has increased our corporate support to continue to aid facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $29,859,250 and $21,473,397 for the years ended December 31, 2022, and 2021, respectively, an increase of $8,385,853. This increase can be attributed to the Company operating additional facilities compared to the previous year.

Expenses related to the provision for bad debt were $1,364,354 for the year ended December 31, 2022, and $897,538 for the year ended December 31, 2021, an increase of $466,816. This increase is due to the Company’s growth in healthcare revenue.

Depreciation and amortization expense totaled $1,792,840 for the year ended December 31, 2022, compared to $1,733,349 for the year ended December 31, 2021, an increase of $59,491. This increase is related to an increase in our plant, property, and equipment, compared to the same period in the prior year.

The Company had $2,231,233 of net interest expense for the year ended December 31, 2022, and $2,497,893 of net interest expense for the year ended December 31, 2021. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

For the years ended December 31, 2022 and 2021, we recorded loss on extinguishment of debt of $46,466 and $65,623, respectively. During 2021, the Company recorded an aggregate gain on extinguishment of debt of $675,598 in connection with the forgiveness of the entire balance of principal and accrued interest on the remaining PPP loan.

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

At December 31, 2022, the Company had cash and cash equivalents of $1,420,200 and restricted cash of $996,400. Our restricted cash is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all mortgage that matured in the 2021 and 2022 fiscal years.

Cash used in operating activities was $305,148 for the year ended December 31, 2022, compared to $270,930 for the year ended December 31, 2021. Healthcare revenue was adversely affected by COVID-19 which increased costs and decreased our census.

Cash used in investing activities was $222,361 for the year ended December 31, 2022, compared to $519,575 for the year ended December 31, 2021. Purchases of property and equipment decreased during the year ended December 31, 2022 compared to the prior year.

Cash used in financing activities was $1,848,992 for the year ended December 31, 2022, compared to cash provided by financing activities of $1,605,303 for the year ended December 31, 2021. During the year ended December 31, 2022, we made payments on long-term debt. During the year ended December 31, 2021, we received proceeds from the private placement of debt and a stock offering that exceeded payments made on long-term debt.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to refinancing debt to more favorable terms, the continued optimization of our operations in our current facilities and anticipated increases in state Medicaid reimbursement rates. Based on management’s projections, the Company is expected to generate positive cash flows from its continued operations.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,532 and expects to receive the credits within twelve months of filing submission.

As of December 31, 2022, and 2021, our debt balances consisted of the following:

	December 31, 2022	December 31, 2021

Senior Secured Promissory Notes	$1,025,000	$1,305,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,568,677	31,407,503
Variable-Rate Mortgage Loans	4,879,462	5,063,841
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	56,051	93,251
Financed Insurance Premiums	235,125	-
	38,405,315	39,510,595
Unamortized Discount and Debt Issuance Costs	(810,997)	(1,243,071)

	$37,594,318	$38,267,524
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$2,296,830	$6,312,562
Short Term Debt – Related Parties, Net	900,000	150,000
Debt, Net	34,397,488	31,054,962
Debt - Related Parties, Net	-	750,000

The weighted average interest rate and term of our fixed rate debt are 3.87 % and 12.83 years, respectively, as of December 31, 2022. The weighted average interest rate and term of our fixed rate debt were 3.53% and 15.25 years, respectively, as of December 31, 2021.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a formerly but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	December 31, 2022	December 31, 2021
Arkansas(1)	1	$5,000,000	$3,910,767	$4,058,338
Georgia	5	$17,765,992	$16,019,874	$16,581,283
Ohio	1	$3,000,000	$2,649,400	$2,728,599
Oklahoma(2)(3)	6	$13,181,325	$12,868,098	$11,823,385
	13	$38,947,317	$35,448,139	$35,191,605

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the year ended December 31, 2021, the Company recognized other income of $521,400 for repayments on the loan.

(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2022 and 2021 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of		Stated	Maturity
Property	Face Amount	December 31, 2022	December 31, 2021	Interest Rate	Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center	150,000	56,051	93,251	8% Fixed	1-Apr-24
	$2,330,000	$947,051	$984,251

Our corporate debt at December 31, 2022 and 2021 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of		Stated	Maturity
Series	Face Amount	December 31, 2022	December 31, 2021	Interest Rate	Date
10% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,230,000	10% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	30-Jun-23
	$2,005,000	$1,775,000	$1,980,000

Contractual Obligations

As of December 31, 2022, we had the following contractual debt obligations:

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Notes Payable - Principal	$38,405,914	$3,252,810	$15,828,454	$3,868,234	$15,456,417
Notes Payable - Interest	$10,974,188	1,601,975	2,038,811	1,322,934	6,010,469

Total Contractual Obligations	$49,381,103	$4,854,785	$17,867,264	$5,191,168	$21,466,885

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

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance our revenues are presented net of estimated allowances, and we no longer present the contractual allowance as a separate line item on our balance sheet.

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

The collection of outstanding receivables for Medicare, and Medicaid, is our primary source of cash and is critical to our operating performance. The primary collection risks relate to Medicaid pending patient accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write-off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our facilities provide reasonable estimates of our revenues and valuations of our accounts receivable.

In accordance with ASC 606, estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues. For the year ended December 31, 2022 the uncollectable amounts recognized as a reduction to net operating revenues totaled $510,939. During the years ended December 31, 2022 and 2021 the Company recognized $3,272,026, and $1,514,728, respectively in Healthcare Grant revenue.

Subsequent Events

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,532 and expects to receive the credits within twelve months of filing submission.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, effective October 4, 2022, the Company’s Board of Directors, acting as an Audit Committee which has not been separately appointed, approved the appointment of Marcum, LLP to serve as the Company’s independent registered public accounting firm. Prior to its engagement as the Company’s independent registered public accounting firm the Company had not consulted Marcum, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company’s financial statements.

The Company’s former independent registered public accountants, Haynie & Company, audited the Company’s financial statements through year ended December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management noted the following deficiencies that we believe to be material weaknesses:

●	Inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the CFO and Controller;
●	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements; and
●	Lack of a formal review process that includes multiple levels of review as well as timely review of accounts and reconciliations leading to material post-closing adjustments.

Management also noted the following deficiencies that we believe to be significant deficiencies:

●	Lack of documentation of processes and controls at the level appropriate for a public company;
●	Inadequate design of IT controls to mitigate potential cybersecurity risks; and
●

The Chief Financial Officer reviews and inquire about the related party transactions regularly, not less than quarterly, and the transactions are approved by senior management. However, there is no formalized, documented process (checklist or signoff) for identifying or approving by executive management and/or the board of directors on related party transactions prior to the transactions being executed.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

SEC ADMINISTRATIVE ORDER

On September 25, 2020, the SEC issued an Administrative Order against Sabra Capital Partners, LLC and Zvi Rhine requiring that those respondents cease and desist from further violations of certain federal securities laws. The full text of that Order is a matter of public record and can be found at the SEC’s website: www.sec.gov. Following the entry of that Order, on September 29, 2020, Mr. Rhine voluntarily resigned all positions with the Company, including as a Director, President, and CFO of the Company. Effective October 1, 2020, the Company entered into a consulting agreement with Mr. Rhine. In mid- December 2020, the Company advised Mr. Rhine that it would not be renewing his consulting agreement beyond the termination date. The Company has discovered several matters involving a financial benefit undertaken by Mr. Rhine that had previously been unknown by the other members of the Board and were unauthorized by the Company. The Company is doing a thorough investigation into Mr. Rhine’s actions both as a former employee and subsequently as a consultant to determine the full and exact nature and extent of any unauthorized conduct.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Lance Baller	48	Chairman,CEO	2015
Adam Desmond	52	Director	2017
Andy Sink	54	Director	2022
David Furstenberg	61	Director	2022

Lance Baller serves as a director and sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. (personal holding company), Titan Au, Inc, Empire Leasing LLC, Valdez Au, Inc, Extrac, Inc, Yukon Au, LLC (which all are in gold, sand, rock, and gravel mining), Ultimate Investment Corp. Inc (personal investment company) and Baller Family Foundation, Inc. (personal family foundation). He is also the co-founder, former CEO and President of Iofina plc, a technology leader in the production of iodine and iodine derivatives, where he continues to serve as Non- executive Chairman. He is the former managing partner of Shortline Equity Partners, Inc. (2004 to 2010), a mid-market merger and acquisitions consulting and investment company. Mr. Baller is also the former Managing Partner of Elevation Capital Management, LLC (2005 to 2010) and is the former alternative investment hedge fund manager of the Elevation Fund. He is also a former Vice-President of Corporate Development and Communications (2003 to 2004) of Integrated Biopharma, Inc. and prior to that a vice-president of the investment banking firms UBS and Morgan Stanley. Mr. Baller has been a CEO, interim CEO, Chairman, CFO and secretary of various private and public listed companies throughout his career. Mr. Baller has had extensive experience in all aspects of corporate finance. Mr. Baller currently is on the board of trustees of Index Fund and Digital Funds where he serves as the chairman of the audit committee and as the audit committee financial expert under Sarbanes-Oxley. Mr. Baller also sits on the Board of Real Colorado Soccer, Real Weld Metro District, and the Front Infrastructure Authority (FRIA).

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

David J. Furstenberg is a tax attorney and certified public accountant with expertise in tax research and planning, IRS and state audits, settlement negotiations, state and federal tax returns, accounting, software and auditor relations. Mr. Furstenberg served as the Director of Taxes at PulteGroup, Inc. (NYSE:PHM) in Bloomfield Hills, Michigan from 1997 to 2016 where he led the tax research and planning functions, including federal, state and international. From 1991 through 1996 he served in the capacities of Assistant Vice President-Taxes, Director of Taxes and Director of Federal Taxes for Handleman Company (NYSE: HDL) in Troy, Michigan. Mr. Furstenberg also served as an Associate Attorney for Levin, Levin, Garvett & Dill, PC in Southfield, Michigan and a Tax Consultant and Tax Associate at Price Waterhouse in Detroit, Michigan. In 1983 David obtained a B.A. in Accounting from Michigan State University and in 1986, a Juris Doctorate from Wayne State University Law School in Detroit, Michigan.

Andy Sink is the Co-Founder and Manager of Own Alabama, LLC (an Alabama based commercial real estate investment fund) and also the Managing Director of the Investment Advisory division and Principal for Colliers International | Alabama. His team provides investment property advisory, investment property brokerage, investment fund structuring and real estate investment management to high net worth families and individuals. His team also provides advisory services to privately held operating companies seeking to enhance enterprise value via various real estate strategies including sale leaseback and private fund structuring. Andy Sink has more than 30 years’ experience in the real estate industry with a broad range of expertise in real estate brokerage and investments. He has been involved in numerous investment transactions and development projects with an aggregate value in excess of $700 million. He has also created and managed six different private equity funds and three different private family investment funds with an aggregate value in excess of $100 Million. Andy earned a Bachelor of Science degree in Commerce and Business Administration with a major in real estate from The University of Alabama. Andy is a former member of the board of directors of Selectis Health, a current board of trustees’ member and Secretary of the Eyesight Foundation of Alabama. He is also a board member of Restoration Academy, an inner-city Christian school based in Fairfield Alabama and a member of the Monday Morning Quarterback Club.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2022, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were two meetings of the Board during 2022. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2021, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. During fiscal 2022, Standing Audit, Compensation and Nominating Committees were established.

The following table summarizes compensation earned by or paid to the Company’s directors for the year ended December 31, 2022:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller	$30,000	-	-	-	-	-	$30,000
Christopher Barker (1)	$30,000	-	-	-	-	-	$30,000
Clifford Neuman	$22,500	-	-	-	-	-	$22,500
Adam Desmond	$30,000	-	-	-	-	-	$30,000
Andy Sink	$7,500	-	-	-	-	-	$7,500
David Furstenberg	$22,500	-	-	-	-	-	$22,500

(1)	On May 27, 2023, Mr. Barker tendered his resignation as President, Chief Operating Officer and a member of the Board of Directors effective May 31, 2023.

Director Independence

Our common stock is listed on the OTC.Pink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition of independence under the NYSE American listing standards. The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, and senior management, the Board affirmatively determined that at all times during the year ended December 31, 2022, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Desmond and Furstenberg.

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

The compensation advisory committee did not meet during fiscal 2022. The compensation advisory committee will:

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

The board of directors has not adopted a policy regarding the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Lance Baller, Chairman and CEO, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Baller, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2023.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders except for Mr. Baller failed to file one (1) reports covering one (1) transactions in a timely manner and Mr. Barker failed to file one (1) report covering one (1) transaction in a timely manner. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller, CEO	2022	$150,000	$50,000	-	-	-	-	-	$200,000
	2021	$125,000	$-	-	-	-	-	-	$125,000

Christopher Barker, Former President & COO	2022	$150,000	$50,000	-	-	-	-	-	$200,000
	2021	$125,000	$-	-	-	-	-	-	$125,000

Brandon Thall, Former CFO	2022	$32,769	$-	-	-	-	-	-	$32,769
	2021	$180,000	$11,250	-	-	-	-	-	$191,250

Mary Lucus, Former CFO	2022	$128,388	$10,500	-	-	-	-	-	$138,888
	2021	$70,580	$2,500	-	-	-	-	-	$73,080

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of May 31, 2023, and the percentage of outstanding common stock owned as of May 31, 2023. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Title of Class	Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent (1)(3)
Common Stock

	Lance Baller
	8480 E. Orchard Rd., Ste. 4900
	Greenwood Village, CO 80111	297,682	(2)	9.71%

	Adam Desmond
	PO Box 2036
	Carbondale, CO 81623	30,282		0.99%

	David Furstenberg
	8480 E Orchard Rd, Ste 4900
	Greenwood Village, CO 80111	5,910		0.19%

	Andy Sink
	3058 Lewis Circle
	Birmingham, AL 35223	52,667		1.72%

	Zvi Rhine
	895 Mountain Drive
	Deerfield, IL 60015	183,953	(3)	6.00%

	All Officers and Directors as a Group
	(5 persons)	386,541		12.60%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.
(2)	Includes 161,965 shares owned individually; 56,616 shares which includes warrants exercisable to purchase 10,000 shares of common stock owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act; 72,934 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act and 6,667 shares owned by Baller Family Foundation Inc. of which Mr. Baller is a control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(3)	Based on 3,067,059 shares issued and outstanding on May 31, 2023

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the fiscal year 2022, Selectis Health, Inc. had a net loss, and was able to meet all its obligations without the assistance or needs of affiliated parties lending arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by Marcum LLP our principal registered public accountants and Haynie & Company, our former principal registered public accountants:

	2022	2021
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$200,637	$181,000
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$-	$-
Tax Fees - tax compliance, tax advice and tax planning.	$5,000	$12,500
All Other Fees - services provided by our principal accountants other than those identified above.	$-	$-

Total fees paid or accrued to our principal accountants	$205,637	$193,500

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino
		Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to
		Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29,
		1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro
		Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro
		Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by
		reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated
		by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18,
		1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s
		Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the
		Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May
		19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global
		Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos
		Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin

(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement

(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement

(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders

(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
(75)	10.147	Asset Purchase Agreement
(76)	10.148	Promissory Note
(77)	10.149	Mortgage
(78)	10.150	Amendment No. 1 to Second Amended and Restated Articles of Incorporation
(79)	10.151	Healthcare Mortgage, Assignment of Leases and Rents and Security Agreement
(80)	10.152	Healthcare Facility Note
(81)	10.153	Deferred Compensation and Equity Award Plan
(82)	10.154	Baller Restricted Stock Unit
(83)	10.155	Barker Restricted Stock Unit

(84)	10.156	Rescission Agreement
(85)	10.157	Pursuant to Item 304(a)(1) of Regulation S-K, the Registrant herewith files the letter of MaloneBailey, LLP, former accountants to the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance
**	101.SCH	XBRL Taxonomy Extension Schema
**	101.CAL	XBRL Taxonomy Extension Calculation
**	101.DEF	XBRL Taxonomy Extension Definition
**	101.LAB	XBRL Taxonomy Extension Labels
**	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.

(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(75)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2020 as filed with the Commission on July 27, 2020.
(76)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(77)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(78)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2021 as filed with the Commission on September 22, 2021.
(79)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(80)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(81)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(82)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(83)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(84)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on January 3, 2022.
(85)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2022 as filed with the Commission on January 28, 2022.

*	Filed herewith
**	furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

of Selectis Health, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Selectis Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Selectis Health Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum llp

We have served as the Company’s auditor since 2022

Steve Rapattoni, CPA

Partner

Costa Mesa, CA

June 29, 2023

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

August 25, 2022

PCAOB ID: 457

We began serving as the Company’s auditor in 2022. In 2022, we became the predecessor auditor.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,420,200	$3,939,445
Accounts Receivable, Net	2,904,741	3,506,719
Prepaid Expenses and Other	637,680	498,015
Investments in Debt Securities	-	24,387
Total Current Assets	4,962,621	7,968,566

Long Term Assets:
Restricted Cash	996,400	853,656
Property and Equipment, Net	35,454,113	37,024,592
Goodwill	1,076,908	1,076,908
Total Assets	$42,490,042	$46,923,722

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Liabilities	3,644,001	4,363,917
Accounts Payable – Related Parties	-	21,571
Dividends Payable	7,500	7,500
Short term debt – Related Parties,	900,000	150,000
Current Maturities of Long-Term Debt, Net of Discount of $257,222 and $1,184, respectively	2,296,830	6,312,562
Other Current Liability	-	931,446
Total Current Liabilities	6,848,331	11,786,996

Debt - Related Parties,	-	750,000
Debt, Net of discount of $0 and $580,912, respectively	34,397,488	31,054,962
Lease Security Deposit	291,388	229,582
Total Liabilities	41,537,207	43,821,540

Commitments and Contingencies
Equity:
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $10.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,054,587 and 2,998,361 Shares Issued and Outstanding at December 31, 2022 and December 31, 2021, respectively	152,728	150,168
Additional Paid-In Capital	13,768,300	13,494,394
Accumulated Deficit	(13,744,193)	(11,318,380)
Total Equity	952,835	3,102,182
Total Liabilities and Equity	$42,490,042	$46,923,722

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2022	2021

Revenue
Rental Revenue	$591,808	$626,808
Healthcare Revenue	36,735,683	26,921,547
Healthcare Grant Revenue	3,272,026	1,514,728
Management Fee Revenue	-	224,143
Total Revenue	40,599,517	29,287,226
Expenses
Property Taxes, Insurance and Other Operating	29,859,250	21,473,397
General and Administrative	7,869,645	5,911,934
Provision for Bad Debts	1,364,354	897,538
Depreciation and Amortization	1,792,840	1,733,349
Total Expenses	40,886,089	30,016,218
Loss from Operations	(286,572)	(728,992)
Other (Income) Expense
Loss on Extinguishment of Debt	46,466	65,623
Interest Expense, net	2,231,233	2,497,893
Gain on Forgiveness of PPP Loan	-	(675,598)
Other Income	(168,458)	(634,523)
Lease Termination Expense	-	258,943
Total Other Expense	2,109,241	1,512,338
Net Loss	(2,395,813)	(2,241,330)
Net Loss Attributable to Noncontrolling Interests	-	(10,650)
Net Loss Attributable to Selectis Health, Inc.	(2,395,813)	(2,251,980)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders	$(2,425,813)	$(2,281,980)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.79)	$(0.82)
Diluted	$(0.79)	$(0.82)
Weighted Average Common Shares Outstanding:
Basic	3,054,126	2,768,285
Diluted	3,054,126	2,768,285

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.	Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity

Balance, December 31, 2020	200,500	$401,000	375,000	$375,000	2,686,637	$134,332	$11,540,052	$(9,036,400)	$3,413,984	$(198,045)	$3,215,939
Issuance of Common Shares - cash proceeds	-	-	-	-	150,000	7,500	706,125	-	713,625	-	713,625
Issuance of Common Shares - stock compensation	-	-	-	-	3,000	(100)	18,750	-	18,650	-	18,650
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Common Shares Issued for Debt	-	-	-	-	108,000	5,900	584,100	-	590,000	-	590,000
Cashless Exercise of Warrants	-	-	-	-	19,524	976	(976)	-	-	-	-
Cashless Exercise of Options	-	-	-	-	31,200	1,560	(1,560)	-	-	-	-
Purchase of Non-Controlling Interest	-	-	-	-	-	-	(247,395)	-	(247,395)	187,395	(60,000)
Loss on Forgiveness of Debt, Net	-	-	-	-	-	-	50,873	-	50,873	-	50,873
Modification of Warrants	-	-	-	-	-	-	844,425	-	844,425	-	844,425
Net Loss	-	-	-	-	-	-	-	(2,251,980)	(2,251,980)	10,650	(2,241,330)
Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,361	$150,168	$13,494,394	$(11,318,380)	$3,102,182	$-	$3,102,182
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)	-	(30,000)
Common Shares Issued for Debt	-	-	-	-	56,226	2,560	227,440	-	230,000	-	230,000
Loss on Forgiveness of Debt, Net	-	-	-	-	-	-	46,466	-	46,466	-	46,466
Net Loss	-	-	-	-	-	-	-	(2,395,813)	(2,395,813)	-	(2,395,813)
Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835	$-	$952,835

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(2,395,813)	$(2,241,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Forgiveness from PPP Loan	-	(675,598)
Other Income from Partial Settlement of Debt	(40,436)	(469,348)
Depreciation and Amortization	1,792,840	1,733,349
Amortization of Deferred Loan Costs and Debt Discount	315,983	157,291
Provision for Bad Debt	1,364,354	897,538
Stock-Based Compensation	-	18,650
Changes in Operating Assets and Liabilities:
Accounts and Rents Receivable	(762,376)	(2,472,687)
Prepaid Expenses and Other Assets	1,007,041	692,367
Accounts Payable and Accrued Liabilities	(1,648,547)	2,110,857
Lease Security Deposits	61,806	(22,019)
Cash Used in Operating Activities	(305,148)	(270,930)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(222,361)	(519,575)
Cash Used in Investing Activities	(222,361)	(519,575)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	9,134,102
Payments on Debt, Non-Related Party	(1,865,458)	(8,118,772)
Dividends Paid on Preferred Stock	(30,000)	(30,000)
Proceeds from Stock Offering	-	713,625
Purchase of Non-Controlling Interest	-	(60,000)
Debt Discount - Warrants RP	46,466	(68,048)
Debt Discount	-	34,396
Cash (Used in) Provided by Financing Activities	(1,848,992)	1,605,303

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,376,501)	814,798
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	4,793,101	3,978,303
Cash and Cash Equivalents and Restricted Cash at End of the Period	$2,416,600	$4,793,101

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,570,520	$2,497,893
Cash and Cash Equivalents	1,420,200	3,939,445
Restricted Cash	996,400	853,656
Total Cash and Cash Equivalents and Restricted Cash	2,416,600	4,793,101

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$30,000	$30,000
Issuance of common stock for cashless exercise of warrants	-	976
Issuance of common stock for cashless exercise of options	-	1,560
Issuance of common stock for debt	230,000	-
Financing of Insurance Premiums	581,393	507,433

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc. (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019 the Company shifted from leasing long-term care facilities to third-party independent operators towards an owner-operator model.

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

In September 2021, the Company rebranded to Selectis Health, Inc., from Global Healthcare REIT, Inc. to better align with the current and future business model, which is to own and operate its facilities.

We acquire, develop, lease, and manage healthcare real estate; provide financing to healthcare providers; and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing facilities, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment methods: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

Management’s Liquidity Plans

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

For the year ended December 31, 2022 the Company had negative operating cash flows of $0.3 million and a net working capital deficit of $1.9 million. Management believes that the Company will be able to meet its obligations for the next twelve months from the date of these financial statements. This is, in part due to refinancing debt to more favorable terms, the continued optimization of the Company’s operations in its current facilities and anticipated increases in state Medicaid reimbursement rates. Based on management’s projections, the Company is expected to generate positive cash flows from its continued operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2022	2021

Funds held in escrow under the terms of notes for future capital expenditures, repairs and maintenance	$996,400	$853,656

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

Deferred Loan Costs and Debt Discounts

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2022 and 2021 totaled $315,983 and $157,291, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December 31, 2020 (see Note 9). During the years ended December 31, 2022 and 2021, the Company recorded no impairment of Goodwill.

Revenue Recognition

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2022, and 2021, there were no deferred lease incentives recorded.

The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance our revenues are presented net of estimated allowances, and we no longer present the contractual allowance as a separate line item on our balance sheet.

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

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, and Medicaid) and the transaction prices for the services provided are dependent upon the terms provided by the third party payer or payers. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care are based upon the payment terms specified in the related contractual agreements.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined. In relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process.

The collection of outstanding receivables for Medicare, and Medicaid is our primary source of cash and is critical to our operating performance. The primary collection risks relate to Medicaid pending patient accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write-off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our facilities provide reasonable estimates of our revenues and valuations of our accounts receivable.

In accordance with ASC 606, estimated uncollectable amounts due from patients are generally considered implicit price concessions that are a direct reduction to net operating revenues. For the year ended December 31, 2022, the uncollectable amounts recognized as a reduction to net operating revenues totaled $510,939. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $1,803,762 and $1,901,203, respectively. During the years ended December 31, 2022 and 2021, the Company’s provision for bad debts totaled $1,364,354 and $897,538, respectively. During the years ended December 31, 2022 and 2021 the Company recognized $3,272,026 and $1,514,728, respectively, in healthcare grant revenue.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022, and 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(2,395,813)	$(2,251,980)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders - Basic	$(2,425,813)	$(2,281,980)

Numerator for diluted earnings per share:
Net Loss Attributable to Common Stockholders	(2,395,813)	(2,251,980)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders - Diluted	(2,425,813)	(2,281,980)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,054,126	2,768,285

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,054,126	2,768,285
Effect of dilutive securities:	-
Issuance of stock options	-	-
Exercise of warrants	-	-
Weighted Average Common Shares Outstanding - Diluted	3,054,126	2,768,285

Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.79)	$(0.82)
Diluted	$(0.79)	$(0.82)

Options to purchase 60,000 shares of common stock were outstanding during the years ended December 31, 2022 and 2021 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2022. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

2. INVESTMENTS IN DEBT SECURITIES

At December 31, 2021, the Company held investments in marketable securities that were classified as held-to-maturity and carried at amortized costs. Held-to-maturity securities consisted of the following:

	2022	2021

States and Municipalities	$-	$24,387

Contractual maturity of held-to-maturity securities at December 31, 2021 was $24,387, all due in one year or less, and total value of securities at their respective maturity dates is $24,387. The securities had technical defaults, but the Company still considered the investments to be recoverable. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,659,921	44,574,401
Furniture, Fixtures and Equipment	2,459,138	2,322,297
	49,226,364	49,004,003

Less: Accumulated Depreciation	(12,212,251)	(10,419,411)
Less: Impairment	(1,560,000)	(1,560,000)

	$35,454,113	$37,024,592

	Year Ended December 31,
	2022	2021

Depreciation Expense (excluding Intangible Assets)	$1,792,840	$1,733,349

Cash Paid for Capital Expenditures	$222,361	$519,575

4. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2022 and 2021:

	2022	2021

Senior Secured Promissory Notes	$1,025,000	$1,305,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,568,677	31,407,503
Variable-Rate Mortgage Loans	4,879,462	5,063,841
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	56,051	93,251
Financed Insurance Premiums	235,125	-
Debt and Debt – Related Parties, Gross	38,405,315	39,510,595
Unamortized Discount and Debt Issuance Costs	(810,997)	(1,243,071)
Debt and Debt – Related Parties, Net of Discount	$37,594,318	$38,267,524

As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$2,296,830	$6,312,562
Short Term Debt – Related Parties, Net	900,000	150,000
Long-Term Debt, Net	34,397,488	31,054,962
Long-Term Debt - Related Parties, Net	-	750,000

The weighted average interest rate and term of our fixed rate debt are 3.87 % and 12.83 years, respectively, as of December 31, 2022. The weighted average interest rate and term of our variable rate debt are 3.53% and 15.25 years, respectively, as of December 31, 2021.

Corporate Senior and Senior Secured Promissory Notes

As of December 31, 2022, and December 31, 2021, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	December 31, 2022	December 31, 2021
Arkansas(1)	1	$5,000,000	$3,910,767	$4,058,338
Georgia(2)	5	$17,765,992	$16,019,874	$16,581,283
Ohio	1	$3,000,000	$2,649,400	$2,728,599
Oklahoma(3)	6	$13,181,325	$12,868,098	$11,823,385
	13	$38,947,317	$35,448,139	$35,191,605

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the years ended December 31, 2022 and 2021, the Company recognized other income of $143,219 and $521,400, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2022 and 2021 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	December 31, 2022	December 31, 2021	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	56,051	93,251	8% Fixed	1-Apr-24
	$2,330,000	$947,051	$984,251

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2022 and December 31, 2021 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	December 31, 2022	December 31, 2021	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,230,000	10% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	30-Jun-23
	$2,005,000	$1,775,000	$1,980,000

For the year ended December 31, 2021, the Company received proceeds from the issuance of debt of $9,134,102. Cash payments on debt totaled $1,865,458 and $8,118,772 for the years ended December 31, 2022 and 2021, respectively. Amortization expense for deferred loan costs and debt discounts totaled $315,983 and $157,291 for the years ended December 31, 2022 and 2021, respectively.

Paycheck Protection Program Loans

On June 16, 2021, the Company through its subsidiaries received confirmation that the loan of $675,598 pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was forgiven by the SBA.

Future maturities and principal payments of all notes and bonds payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2023	$3,252,210
2024	9,833,913
2025	5,994,541
2026	723,215
2027 and Thereafter	18,601,436

Total	$38,405,315

5. OTHER CURRENT LIABILITIES

During the year ended December 31, 2021, the Company received an overpayment from Medicare of $931,446 for which the liability was paid in full as of December 31, 2022.

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

As of December 31, 2022, and 2021, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2022, and 2021, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2022, and 2021, the Company declared $30,000 and $30,000 in preferred dividends, respectively. During the years ended December 31, 2022, and 2021, the Company paid $30,000 and $30,000, respectively, for Series D preferred stock dividends. Dividends declared of $7,500 were accrued as of December 31, 2021, were paid in 2022. Declared dividends of $7,500 were accrued as of December 31, 2022 and were paid in 2023.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of December 31, 2022, and 2021, the Company has 3,054,587 and 2,998,361 shares of common stock outstanding, respectively.

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

During the year ended December 31, 2021, the Company sold 150,000 shares of Common Stock at a purchase price of $5.00 per share for net proceeds of $713,625. The offering was conducted through a registered broker-dealer acting as a Placement Agent. The Placement Agent was paid a cash commission of 5% of the gross proceeds of the offering proceeds, which was reduced to 2.5% commission on the proceeds of investments by directors and officers of the Company and a three-year warrant exercisable to purchase 10% of the number of shares of common stock sold to non-officer or director investors in the offering at an exercise price of $5.00 per share. No warrants have yet been issued to the placement agent as of December 31, 2022.

There were no repurchases performed in the 2022 year.

Common Stock Warrants

As of December 31, 2022, and December 31, 2021, the Company had 206,000 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 0.5 years and 1.67 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2022, and December 31, 2021 was $0 and $355,877, respectively. During the twelve months ended December 31, 2021, 64,813 warrants were exercised in a cashless transaction in exchange for 19,524 shares of common stock.

	Year Ended December 31,
	2022		2021
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning Balance	206,000	$5.00	270,813	$5.00
Issued	-	-	-	-
Cancelled	-	-	-	-
Exercised		-	(64,813)	-
Expired	-	-	-	-

Ending Balance	206,000	$5.00	206,000	$5.00

Common Stock Options

As of December 31, 2022, the Company had no outstanding options to purchase common stock.

7. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2022:

	Monthly	Lease
Facility	Lease Income (1)	Expiration	Renewal Option if Any

Goodwill Hunting LLC(1)	$48,924	February 1, 2027	Term may be extended for one additional five-year term

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

As of December 31,
2023	$635,026
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$2,646,162

8. INCOME TAXES

The following is the breakdown of the Company’s income tax expenses:

Income Tax Expenses:	2022	2021
Current Federal	$-	$-
Current State	-	-
	-	-
Deferred Federal	-	-
Deferred State	-	-
	-	-
Total Income Tax Expenses	-	-

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company files federal, Alabama, Arkansas, Colorado, Georgia, and Oklahoma income tax returns. The Company is current with all its federal and state tax filings. The Company is open to examination for tax years 2015 through 2022 due to the carry forward of net operating losses, although the Company is not currently under examination in any jurisdiction.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31, 2022 and 2021:

	2022	2021
Statutory Federal Income Tax Rate	21%	21%
Prior Year True-Ups	(89)%	-
Amortization of Warrant Discount	(4)%	-
Other	4%	-
Effect of Valuation Allowance on Deferred Tax Assets	68%	(21)%
	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,296,982	$2,523,460
Impairment Loss on Long Term Assets	393,026	327,600
Goodwill Impairment	-	595,154
Stock Based Compensation	-	31,387
Acquisition Costs	-	124,304
Other	-	625,496
	2,690,008	4,227,401
Deferred Tax Liabilities:
Bargain Purchase Gain	-	(1,020,000)
Property and Equipment	(1,502,934)	(380,902)
Other	(8,807)	-
	(1,511,741)	(1,400,902)
Valuation Allowance	(1,178,267)	(2,826,499)
Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2022 and 2021 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Estimated taxable loss for the year ended December 31, 2022 approximated $1.9 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, and has recorded a valuation allowance of $1,178,267 and $ 2,826,499 at December 31, 2022 and December 31, 2021.

As of December 31, 2022 and 2021, the Company has $11,045,978 and $9,172,956 in federal net operating losses, among which, if not used, $3,979,044 and $3,979,044 would begin to expire starting 2035, respectively. The remaining $7,066,934 and $5,193,912 net operating losses are subject to the 80% taxable income limitation. As of December 31, 2022 and 2021, the Company has $10,467,971 and $8,596,403 state net operating losses.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. In September 2013, the Company had a split-off, in which the business activities changed from gaming casinos into real estate related to long-term care. The Company determined that the pre-2013 net operating losses of $4,047,175 were subject to the limitation set forth under Internal Revenue Code Section 382 and thus wrote off such net operating losses in 2022. No determination has been made regarding whether another ownership change had occurred during 2014 and 2022.

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the period from 2016 to 2022, the Company had deducted bad debt allowances for tax purposes. As of December 31, 2022, the Company deducted $1,803,762 of bad debt allowance, generating $454,439 of an uncertain tax liability. Due to the company’s net operating losses, this uncertain tax position would not have material impact on the financial statements. The company policy is to treatment tax-related interest and penalties as income tax expense. The company is considering filing for an accounting method change which would eliminate the unrecognized tax position within the next twelve months.

The following table summarizes the activity related to the Company’s gross unrecognized tax liabilities:

	2022	2021
Unrecognized tax liabilities, beginning of the year	$-	$-
Increase (decrease) related to prior year tax positions	478,988	-
Increase (decrease) related to current year tax positions	(24,549)	-
Unrecognized tax liabilities, end of the year	$454,439	$-

9. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2022 and 2021, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill for the years ended December 31, 2022 and 2021:

Balance, December 31, 2020	$1,076,908
Goodwill acquired in 2020	-
Balance, December 31, 2021	1,076,908
Goodwill acquired in 2022	-
Balance, December 31, 2022	$1,076,908

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

Lawson v. C.R.M of Warrenton, LLC d/b/a Warrenton Health and Rehab; ATL/WARR, LLC; Selectis Warrenton, LLC, et.al., Superior Court of Warren County, State of Georgia, Civil Action No. 23CV0076.

This is a personal injury lawsuit filed on June 14, 2023 against various defendants arising out of the death of a patient of the Warrenton Health and Rehab Facility located in Warren, Georgia (the “Facility”). The Facility is owned by the Company’s wholly-owned subsidiary ATL/Warr, LLC. At all relevant times, the Facility was leased and operated by a third party C.R.M. Warrenton, LLC under an operating lease. Neither the Company nor any affiliate of the Company had any involvement in patient care at the time of the incident for which complaint was made. The Company relies upon well-settled Georgia law that a landlord has no liability for patient care. Subsequent to the patient care complained of the Company entered into an Operations Transfer Agreement with the lease operator and assumed operating control of the Facility through a new subsidiary, Selectis Warrenton, LLC. The Company believes its exposure in this matter is de minimus and has referred the litigation to its insurance company for management.

11. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2022 up through June 29, 2023, which is the date that the financial statements were available to be issued. There were no subsequent events which required adjustment or disclosure in the financial statements except the event described below.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,532 and expects to receive the credits within twelve months of filing submission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: June 29, 2023	By:	/s/ Lance Baller
Lance Baller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Lance Baller
Lance Baller	Chairman and Chief Executive Officer (Principal Executive Officer)	June 29, 2023

/s/ Adam Desmond
Adam Desmond	Director	June 29, 2023

/s/ Andy Sink
Andy Sink	Director	June 29, 2023

/s/ David J Furstenberg
David J Furstenberg	Director	June 29, 2023

49