Form 10-Q
period 2023-03-31
SELECTIS HEALTH, INC.
filed 2023-08-08
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☒ No ☐

As of August 7, 2023, the Registrant had 3,054,587 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	Unaudited
ASSETS
Current Assets
Cash	$1,157,413	$1,420,200
Accounts Receivable, Net	2,851,538	2,904,741
Prepaid Expenses and Other Current Assets	1,175,809	637,680
Employee Retention Credits Receivable	6,350,533	-
Total Current Assets	11,535,293	4,962,621

Long Term Assets:
Restricted Cash	1,042,330	996,400
Property and Equipment, Net	35,057,898	35,454,113
Goodwill	1,076,908	1,076,908
Total Assets	$48,712,429	$42,490,042

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Liabilities	$5,228,731	$3,644,001
Dividends Payable	8,100	7,500
Short-Term Debt – Related Parties	900,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $180,055 and $257,222, respectively	3,933,555	2,296,830
Total Current Liabilities	10,070,386	6,848,331

Debt, Net of Discount of $536,542 and $553,775, respectively	33,378,644	34,397,488
Lease Security Deposit	292,888	291,388
Total Liabilities	$43,741,918	$41,537,207

Commitments and Contingencies
Equity:
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $10.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,054,587 and 3,054,587 Shares Issued and Outstanding at March 31, 2023 and December 31, 2022, respectively	152,728	152,728
Additional Paid-In Capital	13,768,300	13,768,300
Accumulated Deficit	(9,726,517)	(13,744,193)
Total Selectis Health, Inc. Stockholders’ Equity	4,970,511	952,835
Total Liabilities and Equity	$48,712,429	$42,490,042

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue
Rental Revenue	$157,789	$154,194
Healthcare Revenue	8,627,949	9,367,854
Healthcare Grant Revenue	819,933	568,958
Total Revenue	9,605,671	10,091,006
Expenses
Property Taxes, Insurance and Other Operating	8,509,271	6,961,903
General and Administrative	2,204,846	1,811,517
Provision for Bad Debts	423,180	253,963
Depreciation	438,730	447,687
Total Expenses	11,576,027	9,475,070
(Loss) Income from Operations	(1,970,356)	615,936
Other Expense
Loss on Extinguishment of Debt	-	46,466
Interest Expense, net	518,299	382,312
Income from Employee Retention Credits	(6,350,533)	-
Other Income	(163,298)	(41,521)
Total Other (Income) Expense	(5,995,532)	387,257
Net Income	4,025,176	228,679
Series D Preferred Dividends	(7,500)	-
Net Income Attributable to Common Stockholders	$4,017,676	$228,679
Per Share Data:
Net Income per Share Attributable to Common Stockholders:
Basic	$1.32	$0.07
Diluted	$1.32	$0.07
Weighted Average Common Shares Outstanding:
Basic	3,054,587	3,052,769
Diluted	3,054,587	3,052,769

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835
Series D Preferred Dividends								(7,500)	(7,500)
Net Income	-	-	-					4,025,176	4,025,176
Balance, March 31, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(9,726,517)	$4,970,511

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,362	$150,168	$13,494,394	$(11,318,380)	$3,102,182
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	46,466
Net Income	-	-	-	-	-	-	-	228,679	228,679
Balance, March 31, 2022	200,500	$401,000	375,000	$375,000	3,054,588	$152,728	$13,793,300	$(11,089,701)	$3,632,327

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$4,025,176	$228,679
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Other Income from Partial Settlement of Debt	-	(40,346)
Other Income from Adjustment of Debt	(50,000)	-
Depreciation and Amortization	438,730	447,687
Amortization of Deferred Loan Costs and Debt Discount	94,398	-
Provision for Bad Debt	423,180	253,963
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(369,977)	(915,516)
Prepaid Expenses and Other Assets	135,801	108,059
Employee Retention Credit Receivables	(6,350,533)	-
Accounts Payable and Accrued Liabilities	1,584,730	(1,305,551)
Lease Security Deposits	1,500	5,499
Cash Used in Operating Activities	(66,995)	(1,217,526)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(42,515)	(64,192)
Cash Used in Investing Activities	(42,515)	(64,192)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	501,006	-
Payments on Debt, Non-Related Party	(601,453)	(353,811)
Dividends Paid on Preferred Stock	(6,900)	-
Debt Discount – Warrants RP	-	46,466
Cash Used in Financing Activities	(107,347)	(307,345)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(216,857)	(1,589,063)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,416,600	4,793,101
Cash and Cash Equivalents and Restricted Cash at End of the Period	$2,199,743	$3,204,038

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	423,900	382,312
Cash and Cash Equivalents	1,157,413	2,310,526
Restricted Cash	1,042,330	893,512
Total Cash and Cash Equivalents and Restricted Cash	2,199,743	3,204,038

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$7,500
Financing of Insurance Premiums	673,930	581,393

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the US. In 2019, the Company shifted from leasing long-term care facilities to third-party, independent operators towards an owner operator model.

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

The Company acquires, develops, leases and manages healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following three healthcare segments: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing, and (iii) bonds securing senior housing communities. We will make investments within our healthcare segments using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (xi) owning healthcare operations.

Management’s Liquidity Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

For the three months ended March 31, 2023 the Company had negative operating cash flows of $66,995 and net working capital of $1.3 million. Management believes that the Company will be able to meet its obligations for the next twelve months from the date of these financial statements. This is, in part due to refinancing debt to more favorable terms, the continued optimization of the Company’s operations in its current facilities, anticipated increases in state Medicaid reimbursement rates and the receipt of employee retention credits funds from the IRS.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2023. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2023	2022
Numerator for basic earnings per share:
Net Income Attributable to Selectis Health, Inc.	$4,025,176	$228,679
Series D Preferred Dividends	(7,500)	-
Net Income Attributable to Common Stockholders - Basic	$4,017,676	$228,679

Numerator for diluted earnings per share:
Net Income Attributable to Common Stockholders	$4,025,176	$228,679
Series D Preferred Dividends	(7,500)	-
Net Income Attributable to Common Stockholders - Diluted	$4,017,676	$228,679

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,054,587	3,052,769

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,054,587	3,052,769
Effect of dilutive securities:
Conversion of preferred shares	-	-
Exercise of warrants	-	-
Weighted Average Common Shares Outstanding - Diluted	3,054,587	3,052,769

Net Income per Share Attributable to Common Stockholders:
Basic	$1.32	$0.07
Diluted	$1.32	$0.07

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

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

3. OTHER CURRENT ASSETS

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying condensed consolidated balance sheet as of March 31, 2023 and in the accompanying statement of operations for the three months ended March 31, 2023.

4. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2023, and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,659,921	44,659,921
Furniture, Fixtures and Equipment	2,501,653	2,459,138
	49,268,879	49,226,364

Less: Accumulated Depreciation	(12,650,981)	(12,212,251)
Less: Impairment	(1,560,000)	(1,560,000)

Property and Equipment, net	$35,057,898	$35,454,113

	For the Three Months Ended March 31,
	2023	2022

Depreciation Expense (excluding Intangible Assets)	$438,730	$447,687

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Senior Secured Promissory Notes	$975,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,315,774	30,568,677
Variable-Rate Mortgage Loans	4,828,637	4,879,462
Other Debt, Subordinated Secured	1,242,006	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	46,106	56,051
Financed Insurance Premiums	621,274	235,125
Debt and Debt – Related Parties, Gross	38,928,797	38,405,315
Unamortized Discount and Debt Issuance Costs	(716,598)	(810,997)

Debt and Debt – Related Parties, Net of Discount	$38,212,199	$37,594,318

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$3,933,555	$2,296,830
Short term debt – Related Parties, Net	900,000	900,000
Long-Term Debt, Net	33,378,644	34,397,488

The weighted average interest rate and term of our fixed rate debt are 3.84% and 12.79 years, respectively, as of March 31, 2023. The weighted average interest rate and term of our variable rate debt are 5.90% and 14.87 years, respectively, as of March 31, 2023.

Corporate Senior and Senior Secured Promissory Notes

As of March 31, 2023, and December 31, 2022, the senior secured notes are subject to annual interest of 10% and initially matured on October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the loans. On June 28, 2023, these notes were extended to December 31, 2024 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.5 years.

On March 29, 2023, the Company entered into a short-term secured promissory note of $501,006. This note accrues interest at 6.75% and matures on July 5, 2023.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	March 31, 2023	December 31, 2022
Arkansas(1)	1	$5,000,000	$3,868,180	$3,910,767
Georgia	5	$17,765,992	$13,166,889	$16,019,874
Ohio	1	$3,000,000	$5,334,687	$2,649,400
Oklahoma	6	$13,181,325	$12,774,655	$12,868,098
	13	$38,947,317	$35,144,411	$35,448,139

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the three months ended March 31, 2023, the Company recognized other income of $42,587 for repayments on the loan.

Subordinated, Corporate and Other Debt

Other debt due at March 31, 2023 and December 31, 2022 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	March 31, 2023	December 31,2022	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home	501,006	501,006	-	6.75% Fixed	5-July-23
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	46,106	56,051	8% Fixed	1-Apr-24
	$2,831,006	$1,438,112	$947,051

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

The Company’s corporate debt as of March 31, 2023, and December 31, 2022 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	March 31, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Notes	$1,255,000	$975,000	$1,025,000	10% Fixed	30-Jun-23
10% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	30-Jun-23
	$2,005,000	$1,725,000	$1,775,000

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the three months ended March 31, 2023 and March 31, 2022, the Company paid $6,900 and $7,500, respectively for Series D preferred stock dividends. Dividends of $7,500 were declared during the three months ended March 31, 2023 and 2022.

Common Stock

For the three months ended March 31, 2023, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of March 31, 2023, and December 31, 2022, the Company had 206,000 of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and weighted average remaining term of 1.75 years and 0.5 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2023, and December 31, 2022 was $0. Activity for the three months ended March 31, 2023, related to common stock warrants is as follows:

	March 31, 2023
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	206,000	$5.00
Exercised	-	-
Expired	-	-

Ending Balance	206,000	$5.00

7. FACILITY LEASES

The following table summarizes leasing arrangements related to the Company’s healthcare facilities at March 31, 2023:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill Hunting LLC(1)	$48,924	February 1, 2027	Term may be extended for one additional five-year term

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $146,740 and $177,716 as of March 31, 2023, and 2022, respectively.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

As of March 31,
2023 (remaining)	$476,784
2024	$643,401
2025	651,954
2026	660,665
2027	55,116
Total	$2,487,920

8. COMMITMENTS AND CONTINGENCIES

General and Professional Liability Insurance and Lawsuits

The senior care industry has experienced significant increases in both the number of personal injury/wrongful death claims and in the severity of awards based upon alleged negligence by skilled nursing facilities and their employees in providing care to residents. The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. The Company purchases insurance through third party providers that provides coverage for these claims.

There is certain additional litigation incidental to our business, none of which, based upon information available to date, would be material to our financial position, results of operations, or cash flows. In addition, the long–term care industry is continuously subject to scrutiny by governmental regulators, which could result in litigation or claims related to regulatory compliance matters.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs.

9. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2023 up through August 7, 2023, which is the date that the financial statements were available to be issued. There were no subsequent events which required adjustment or disclosure in the financial statements except the event described below.

On June 28, 2023, the senior secured notes were extended to December 31, 2024 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.5 years.

The short-term secured promissory note for $501,006, maturing on July 5, 2023, was extended. This note matures on September 5, 2023, and accrued interest at 7.5%.

The Company recognized $6,350,533 in Employee Retention Credits for the three months ended March 31, 2023. In June 2023, the Company began receiving these credits and has received $3,864,744 as of August 7, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with the interim financial statements and notes thereto contained in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

●	strategic business relationships;

●	statements about future business plans and strategies;

●	anticipated operating results and sources of future revenue;

●	organization’s growth;

●	adequacy of our financial resources;

●	development of markets;

●	competitive pressures;

●	changing economic conditions;

●	expectations regarding competition from other companies;

●	the duration and scope of the COVID-19 pandemic;

●	the impact of the COVID-19 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants;

●	actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operators/tenants;

●	the effects of health and safety measures adopted by us and our operators/tenants in response to the COVID-19 pandemic;

●	increased operational costs because of health and safety measures related to COVID-19;

●	the impact of the COVID-19 pandemic on the business and financial conditions of our operators/tenants and their ability to pay rent;

●	disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19; and

●	general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

Properties

As of March 31, 2023, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2023:

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

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Rental revenues for the three months ended March 31, 2023, and 2022 totaled $157,789 and $154,194. The Company also had healthcare revenue of $8,627,949 for the three months ended March 31, 2023, compared to $9,367,854 for the three months ended March 31, 2022. Our healthcare revenues will likely continue to decrease due to a decrease in Medicaid rates.

General and administrative expenses were $2,204,846 and $1,811,517 for the three months ended March 31, 2023 and 2022. To support the healthcare operations management has increased our corporate support to continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $8,509,271 and $6,961,903 for the three months ended March 31, 2023 and 2022, respectively. This increase is attributed to an increase in operational headcount resulting in higher operational wages. Expenses related to the provision for bad debt was $423,180 for the three months ended March 31, 2023, and $253,963 for the three months ended March 31, 2022. This increase is due to the new bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $438,730 and $447,687 for the three months ended March 31, 2023 and 2022, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $518,299 of interest expense for the three months ended March 31, 2023, and $382,312 interest expense for the three months ended March 31, 2022. This increase is related to refinancing mortgages during the year ended December 31, 2022.

The Company had income of $6,350,533 from employee retention credits for the three months ended March 31, 2023, and $0 for the three months ended March 31, 2022.

The Company had $163,298 of other income for the three months ended March 31, 2023, and $41,521 for the three months ended March 31, 2022. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2023, the Company had cash of $1,157,413 and restricted cash of $1,042,330. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

Cash used in operating activities was $66,995 for the three months ended March 31, 2023, compared to cash used in operating activities of $1,217,526 for the three months ended March 31, 2022.

Cash used in investing activities was $42,515 for the three months ended March 31, 2023, compared to cash used in investing activities of $64,192 for the three months ended March 31, 2022.

Cash used in financing activities was $107,347 for the three months ended March 31, 2023 compared to cash used in financing activities of $307,345 for the three months ended March 31, 2022.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying condensed consolidated balance sheet as of March 31, 2023 and in the accompanying statement of operations for the three months ended March 31, 2023.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of March 31, 2023, and 2022, there were no deferred lease incentives recorded.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2023. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. The Company plans to implement multi-level review in 2023, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of prior, current, and pending litigation of material significance to the Company, please see Note 8, Commitments and Contingencies, of this Form 10–Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

SELECTIS HEALTH, INC

Date: August 7, 2023	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Accounting Officer)

