Form 10-Q
period 2023-06-30
SELECTIS HEALTH, INC.
filed 2023-09-21
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☒ No ☐

As of September 20, 2023, the Registrant had 3,054,587 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$625,598	$1,420,200
Accounts Receivable, Net	2,575,483	2,904,741
Prepaid Expenses and Other	868,015	637,680
Employee Retention Credits Receivable	6,095,157	-
Total Current Assets	10,164,253	4,962,621

Long Term Assets
Restricted Cash	1,076,626	996,400
Property and Equipment, Net	34,619,050	35,454,113
Goodwill	1,076,908	1,076,908
Total Assets	$46,936,837	$42,490,042

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	$5,946,268	$3,644,001
Dividends Payable	15,600	7,500
Short-Term Debt – Related Parties	150,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $93,696 and $257,222, respectively	10,783,580	2,296,830
Total Current Liabilities	16,895,448	6,848,331

Debt- Related Parties	750,000	-
Debt, Net of discount of $425,612 and $553,775, respectively	26,128,758	34,397,488
Lease Security Deposit	300,388	291,388
Total Liabilities	44,074,594	41,537,207

Commitments and Contingencies
Equity
Preferred Stock:
Series A – No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D – 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 3,054,587 and 3,054,587 Shares Issued and Outstanding at June 30, 2023 and December 31, 2022, respectively	152,728	152,728
Additional Paid-In Capital	13,768,300	13,768,300
Accumulated Deficit	(11,834,785)	(13,744,193)
Total Equity	2,862,243	952,835
Total Liabilities and Equity	$46,936,837	$42,490,042

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue
Rental Revenue	$316,716	$311,063	$158,927	$156,869
Healthcare Revenue	16,607,016	18,642,051	7,979,067	9,274,197
Healthcare Grant Revenue	1,610,753	2,603,659	790,820	2,034,701
Total Revenue	18,534,485	21,556,773	8,928,814	11,465,767
Expenses
Property Taxes, Insurance and Other Operating	15,935,123	13,964,841	7,425,852	7,002,938
General and Administrative	4,377,084	4,227,834	2,172,238	2,416,317
Provision for Bad Debts	898,135	531,474	474,955	277,511
Depreciation and Amortization	877,578	895,037	438,848	447,350
Total Expenses	22,087,920	19,619,186	10,511,893	10,144,116
(Loss) Income from Operations	(3,553,435)	1,937,587	(1,583,079)	1,321,651
Other (Income) Expense
Loss on Extinguishment of Debt	-	46,466	-	-
Interest Expense, net	1,085,712	716,403	567,413	334,091
Income from Employee Retention Credits	(6,350,533)	-	-	-
Other Income	(213,022)	(81,886)	(49,724)	(40,365)
Total Other (Income) Expense	(5,477,843)	680,983	517,689	293,726
Net Income (Loss)	1,924,408	1,256,604	(2,100,768)	1,027,925
Series D Preferred Dividends	(15,000)	-	(7,500)	-
Net Income (Loss) Attributable to Common Stockholders	$1,909,408	$1,256,604	$(2,108,268)	$1,027,925
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.63	$0.41	$(0.69)	$0.34

Diluted	$0.63	$0.41	$(0.69)	$0.34
Weighted Average Common Shares Outstanding:
Basic	3,054,587	2,998,361	3,054,587	3,054,627
Diluted	3,054,587	3,054,627	3,054,587	3,054,627

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Income	-	-	-	-	-	-	-	4,025,176	4,025,176
Balance, March 31, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(9,726,517)	$4,970,511
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(2,100,768)	(2,100,768)
Balance, June 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(11,834,785)	$2,862,243

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,361	$150,168	$13,494,394	$(11,318,380)	$3,102,182
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	46,466
Net Income	-	-	-	-	-	-	-	228,679	228,679
Balance, March 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,793,300	$(11,089,701)	$3,632,327)
Net Income	-	-	-	-	-	-	-	1,027,925	1,027,925
Balance, June 30, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,793,300	$(10,061,776)	$4,660,252

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income	$1,924,408	$1,256,604
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Other Income from Partial Settlement of Debt	-	(40,346)
Other Income from Adjustment of Debt	(50,000)	-
Depreciation and Amortization	877,578	895,037
Amortization of Deferred Loan Costs and Debt Discount	291,688	-
Provision for Bad Debt	898,135	531,474
Changes in Operating Assets and Liabilities:
Accounts and Rents Receivable	(568,877)	(2,192,617)
Prepaid Expenses and Other Assets	443,600	441,737
Employee Retention Credit Receivables-	(6,095,157)	-
Accounts Payable and Accrued Liabilities	2,302,267	(802,468)
Lease Security Deposits	9,000	11,999
Cash Provided by Operating Activities	32,642	101,420

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(42,515)	(91,090)
Cash Used in Investing Activities	(42,515)	(91,090)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	501,006	-
Payments on Debt, Non-Related Party	(1,198,609)	(962,900)
Dividends Paid on Preferred Stock	(6,900)	-
Debt Discount - Warrants RP	-	46,466
Cash Used in Financing Activities	(704,504)	(916,434)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(714,376)	(906,104)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,416,600	4,793,101
Cash and Cash Equivalents and Restricted Cash at End of the Period	$1,702,224	$3,886,997

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$275,725	$716,403
Cash and Cash Equivalents	$625,598	$2,959,189
Restricted Cash	$1,076,626	$927,808
Total Cash and Cash Equivalents and Restricted Cash	$1,702,224	$3,886,997

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$15,000	$7,500
Non-Cash Financing of Insurance Premiums	$673,935	$581,393

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

For the six months ended June 30, 2023, the Company had operating cash flows of $32,642 and negative net working capital of $6.7 million. Management believes that the Company will be able to meet its obligations for the next twelve months from the date of these financial statements. This is, in part due to refinancing debt to more favorable terms, the continued optimization of the Company’s operations in its current facilities, and the receipt of employee retention credits funds from the IRS.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$1,924,408	$1,256,604	$(2,100,768)	$1,027,925
Series D Preferred Dividends	(15,000)	-	(7,500)	-
Net Income (Loss) Attributable to Common Stockholders - Basic	$1,909,408	$1,256,604	$(2,108,268)	$1,027,925

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$1,924,408	$1,256,604	$(2,100,768)	$1,027,925
Series D Preferred Dividends	(15,000)	-	(7,500)	-
Net Income (Loss) Attributable to Common Stockholders - Diluted	1,909,408	1,256,604	(2,108,268)	1,027,925

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,054,587	2,998,361	3,054,587	3,054,627

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,054,587	2,998,361	3,054,587	3,054,627
Effect of dilutive securities:
Issuance of stock options	-	56,266	-	-
Weighted Average Common Shares Outstanding - Diluted	3,054,587	3,054,627	3,054,587	3,054,627

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.63	$0.41	$(0.69)	$0.34
Diluted	$0.63	$0.41	$(0.69)	$0.34

Warrants to purchase 206,000 shares of common stock were outstanding during the three and six months ended June 30, 2022, but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2023.

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

3. OTHER CURRENT ASSETS

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying condensed consolidated balance sheet as of June 30, 2023, and in the accompanying statement of operations for the three and six months ended June 30, 2023.

4. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2023, and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,659,921	44,659,921
Furniture, Fixtures and Equipment	2,501,653	2,459,138
	49,268,879	49,226,364

Less Accumulated Depreciation	(13,089,829)	(12,212,251)
Less Impairment	(1,560,000)	(1,560,000)

	$34,619,050	$35,454,113

	For the Six Months Ended June 30,
	2023	2022

Depreciation Expense (excluding Intangible Assets)	$877,578	$895,037

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022

Senior Secured Promissory Notes	$975,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	30,071,731	30,568,677
Variable-Rate Mortgage Loans	4,777,855	4,879,462
Other Debt, Subordinated Secured	1,242,006	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	35,973	56,051
Financed Insurance Premiums	329,081	235,125
Debt and Debt – Related Parties, Gross	38,331,646	38,405,315
Unamortized Discount and Debt Issuance Costs	(519,308)	(810,997)

Debt and Debt – Related Parties, Net of Discount	$37,812,338	$37,594,318

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,783,580	$2,296,830
Short-Term Debt – Related Parties, Net	150,000	900,000
Long-Term Debt, Net	26,128,758	34,397,488
Long-Term Debt – Related Parties, Net	750,000	-

The weighted average interest rate and term of our fixed rate debt are 3.84% and 12.58 years, respectively, as of June 30, 2023. The weighted average interest rate and term of our variable rate debt are 5.90% and 14.62 years, respectively, as of June 30, 2023.

Corporate Senior and Senior Secured Promissory Notes

The senior secured notes were subject to annual interest rate of 10% with an original maturity date of October 31, 2021. These notes were extended to June 30, 2023, and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which was amortized over the life of the loans.

Effective June 27, 2023, pursuant to an Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2024, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective July 1, 2023, the annual interest rate increased to 11% and the Company issued a new warrant for every $10 in principal totaling 172,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024.

On March 29, 2023, the Company entered into a short-term subordinated secured promissory note of $501,006. This note accrued interest at 6.75% and originally matured on July 5, 2023. The Company extended this note to September 5, 2023, accruing interest at 7.5%. This note and all accrued interest was repaid on September 5, 2023.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	June 30, 2023	December 31, 2022
Arkansas(1)	1	$5,000,000	$3,825,597	$3,910,767
Georgia	5	$17,765,992	$15,740,080	$16,019,874
Ohio	1	$3,000,000	$2,603,200	$2,649,400
Oklahoma	6	$13,181,325	$12,680,709	$12,868,098
	13	$38,947,317	$34,849,586	$35,448,139

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the six months ended June 30, 2023, the Company recognized other income of $42,583 for repayments on the loan.

Subordinated, Corporate and Other Debt

Other debt due at June 30, 2023 and December 31, 2022 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	June 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home	501,006	501,006	-	7.5% Fixed	5-Sept-23
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	35,973	56,051	8% Fixed	1-Apr-24
	$2,831,006	$1,427,979	$947,051

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

The Company’s corporate debt as of June 30, 2023, and December 31, 2022 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	June 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
11% Senior Secured Promissory Notes	$1,255,000	$975,000	$1,025,000	11% Fixed	31-Dec-24
11% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	11% Fixed	31-Dec-24
	$2,005,000	$1,725,000	$1,775,000

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the three and six months ended June 30, 2023, the Company paid $0 for Series D preferred stock dividends. Dividends of $7,500 and $15,000 were declared during the three and six months ended June 30, 2023, respectively.

Common Stock

For the six months ended June 30, 2023, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of June 30, 2023, and December 31, 2022, the Company had 0 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and a weighted average remaining term of 0 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2023, and December 31, 2022 was $0. Activity for the six months ended June 30, 2023, related to common stock warrants is as follows:

	June 30, 2023
	Number of Warrants	Weighted Average Exercise Price

Beginning Balance	206,000	$5
Exercised	-	-
Expired	(206,000)	5

Ending Balance	-	$-

On July 1, 2023, the Company issued 172,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024.

7. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at June 30, 2023:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill Hunting LLC(1)	$52,976	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $146,740 and $117,716 as of June 30, 2023 and 2022, respectively.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

As of June 30,
2023 (remaining)	$317,856
2024	643,401
2025	651,954
2026	660,665
2027	55,116
Total	$2,328,992

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

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid, and other federal healthcare programs.

9. RELATED PARTY TRANSACTIONS

The Company has outstanding senior secured notes and subordinated secured debt with shareholders, members of the board of directors, and affiliates of both. As of June 30, 2023 and December 31, 2022, there was outstanding related party debt of $750,000 in senior secured notes and $150,000 in subordinated secured debt. Interest is due and paid before the first day of the month. For both the three months ended June 30, 2023 and 2022, $23,625 of related party interest expense was incurred. For both the six months ended June 30, 2023 and 2022, $47,250 of related party interest expense was incurred. There were no amounts due to or from related parties as of June 30, 2023 and December 31, 2022.

10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2023 up through September 20, 2023, which is the date that the financial statements were available to be issued. There were no subsequent events which required adjustment or disclosure in the financial statements except the event described below.

The short-term subordinated secured promissory note for $501,006, maturing on July 5, 2023, was extended. This note matures on September 5, 2023, and accrues interest at 7.5%. This note and accrued interest was repaid on September 5, 2023.

Effective June 27, 2023, pursuant to an Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2024, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective July 1, 2023, the annual interest rate increased to 11% and the Company issued a new warrant for every $10 in principal totaling 172,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024.

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

Properties

As of June 30, 2023, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2023:

				Total Square Feet		# of Beds
			Leased	Operating Square	Leased Square	Operating	Leased
State	Properties	Operations	Operations	Feet	Feet	Beds	Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia	5	4	1	78,197	46,199	454	100
Ohio	1	1	-	27,500	-	99	-
Oklahoma	6	6	-	162,976	-	351	-
Total	13	11	2	268,673	86,936	904	241

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Rental revenues for the six months ended June 30, 2023 and 2022 totaled $316,716 and $311,063, respectively. The Company also had healthcare revenues of $16,607,016 for the six months ended June 30, 2023, compared to $18,642,051 for the six months ended June 30, 2022. Healthcare revenues decreased due to a decrease in occupancy and average rates. Our healthcare revenues will likely remain consistent, as compared to 2022, due to an increase in certain rates effective July 1, 2023, offset by a change in patient mix. Healthcare grant revenues for the six months ended June 30, 2023 and 2022 totaled $1,610,753 and $2,603,659, respectively. The decrease in healthcare grant revenues is primarily due to a one-time $973,093 quality metric achievement grant during the six months ended June 30, 2022. Also, the healthcare grant revenues received from the State of Oklahoma ceased May 2023.

General and administrative expenses were $4,377,084 and $4,227,834 for the six months ended June 30, 2023 and 2022. These expenses are consistent year-over-year as a percentage of healthcare revenue as management has continued to evaluate the corporate support functions in relation to the size of operations.

Property taxes, insurance, and other operating expenses totaled $15,935,123 and $13,964,841 for the six months ended June 30, 2023 and 2022, respectively. This increase is attributed to an increase in operational headcount resulting in higher operational wages.

Expenses related to the provision for bad debt were $898,135 for the six months ended June 30, 2023, and $531,474 for the six months ended June 30, 2022. This increase is due to changes in the bad debt policy which have increased the provision for bad debt expense.

Depreciation and amortization expense totaled $877,578 and $895,037 for the six months ended June 30, 2023, and 2022, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $1,085,335 of interest expense for the six months ended June 30, 2023, and $716,403 interest expense for the six months ended June 30, 2022. This increase is related to refinancing mortgages at higher rates during the year ended December 31, 2022.

The Company had income of $6,350,533 from employee retention credits for the six months ended June 30, 2023, and $0 for the six months ended June 30, 2022.

The Company had $213,022 of other income for the six months ended June 30, 2023, and $81,886 for the six months ended June 30, 2022. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

Rental revenues for the three months ended June 30, 2023, and 2022 totaled $158,927 and $156,869, respectively. The Company also had healthcare revenue of $7,979,067 for the three months ended June 30, 2023, compared to $9,274,197 for the three months ended June 30, 2022. Healthcare revenues decreased due to a decrease in occupancy and average rates. Our healthcare revenues will likely remain consistent, as compared to 2022, due to an increase in certain rates effective July 1, 2023, offset by a change in patient mix. Healthcare grant revenues for the three months ended June 30, 2023 and 2022 totaled $790,820 and $2,034,701, respectively. The decrease in healthcare grant revenues is primarily due to a one-time $973,093 quality metric achievement grant during the six months ended June 30, 2022. Also, the healthcare grant revenues received from the State of Oklahoma ceased May 2023.

General and administrative expenses were $2,172,238 and $2,416,317 for the three months ended June 30, 2023 and 2022. These expenses will continue to decrease as management continues to evaluate the corporate support functions in relation to the size of operations.

Property taxes, insurance, and other operating expenses totaled $7,425,852 and $7,002,938 for the three months ended June 30, 2023 and 2022, respectively. This increase is attributed to an increase in operational headcount resulting in higher operational wages.

Expenses related to the provision for bad debt were $474,955 for the three months ended June 30, 2023, and $277,511 for the three months ended June 30, 2022. This increase is due to changes in the bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $438,848 and $447,350 for the three months ended June 30, 2023, and 2022, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $567,036 of interest expense for the three months ended June 30, 2023, and $334,091 interest expense for the three months ended June 30, 2022. This increase is related to refinancing mortgages during the year ended December 31, 2022.

The Company had $49,724 of other income for the three months ended June 30, 2023, and $40,365 of other income for the three months ended June 30, 2022 Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2023, the Company had cash of $625,598 and restricted cash of $1,076,626. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home, Warrenton Health and Rehab, or Southern Hills Rehab. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, Employee Retention Credits received, and existing cash on hand.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, as well as a more uncertain macro-economic environment are difficult to assess or predict, the impact of these events may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Nonetheless, the Company believes it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements.

Our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth and our ability to reach our occupancy and reimbursement rate targets. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

Cash provided by operating activities was $32,642 for the six months ended June 30, 2023, compared to $101,420 for the six months ended June 30, 2022.

Cash used in investing activities was $42,515 for the six months ended June 30, 2023, compared to cash used in investing activities of $91,090 for the six months ended June 30, 2022.

Cash used in financing activities was $704,504, for the six months ended June 30, 2023 compared to cash used in financing activities of $916,434 for the six months ended June 30, 2022.

In accordance with ASU 2014-15 management believes the Company has sufficient liquidity and capital resources to maintain ongoing operations. This is, in part due to refinancing debt to more favorable terms, the continued optimization of our operations in our current facilities, and the receipt of employee retention credits funds from the IRS. Based on management’s projections, the Company is expected to generate positive cash flows from its continued operations.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying condensed consolidated balance sheet as of June 30, 2023 and in the accompanying statement of operations for the three months ended June 30, 2023.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of June 30, 2023, and 2022, there were no deferred lease incentives recorded.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

Date: September 20, 2023	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2023	By:	/s/ Lance Baller
Lance Baller, Chief Executive Officer
(Principal Accounting Officer)