Form 10-Q
period 2023-09-30
SELECTIS HEALTH, INC.
filed 2023-11-13
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☒ No ☐

As of November 10, 2023, the Registrant had 3,054,587 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$1,971,732	$1,420,200
Accounts Receivable, Net	2,028,484	2,904,741
Prepaid Expenses and Other	656,665	637,680
Employee Retention Credits Receivable	1,257,980	-
Total Current Assets	5,914,861	4,962,621

Long Term Assets
Restricted Cash	1,099,647	996,400
Property and Equipment, Net	34,246,558	35,454,113
Goodwill	1,076,908	1,076,908
Total Assets	$42,337,974	$42,490,042

LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	$4,415,003	$3,644,001
Dividends Payable	23,100	7,500
Short-Term Debt – Related Parties	150,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $80,646 and $257,222, respectively	10,127,664	2,296,830
Total Current Liabilities	14,715,767	6,848,331

Debt- Related Parties, Net of discount $30,663 and $0, respectively	719,337	-
Debt, Net of discount of $461,291 and $553,775, respectively	25,922,719	34,397,488
Lease Security Deposit	303,388	291,388
Total Liabilities	41,661,211	41,537,207

Commitments and Contingencies
Equity
Preferred Stock:
Series A – No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D – 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 50,000,000 Shares Authorized, 3,054,587 and 3,054,587 Shares Issued and Outstanding at September 30, 2023 and December 31, 2022, respectively	152,728	152,728
Additional Paid-In Capital	13,852,652	13,768,300
Accumulated Deficit	(14,104,617)	(13,744,193)
Total Equity	676,763	952,835
Total Liabilities and Equity	$42,337,974	$42,490,042

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue
Rental Revenue	$475,643	$469,938	$158,927	$158,875
Healthcare Revenue	25,493,545	26,438,806	8,886,529	9,135,306
Healthcare Grant Revenue	1,610,753	2,891,463	-	287,804
Total Revenue	27,579,941	29,800,207	9,045,456	9,581,985
Expenses
Property Taxes, Insurance and Other Operating	23,633,389	21,192,559	7,698,266	7,227,718
General and Administrative	7,510,881	5,329,475	3,133,797	1,970,890
Provision for Bad Debts	1,167,332	783,524	269,197	252,050
Depreciation and Amortization	1,235,446	1,348,645	357,868	453,608
Total Expenses	33,547,048	28,654,203	11,459,128	9,904,266
(Loss) Income from Operations	(5,967,107)	1,146,004	(2,413,672)	(322,281)
Other (Income) Expense
Loss on Extinguishment of Debt	-	46,466	-	-
Interest Expense, net	1,493,923	1,438,629	408,211	722,226
Income from Employee Retention Credits	(6,866,759)	-	(516,226)	-
Other Income	(256,347)	(135,468)	(43,325)	(53,582)
Total Other (Income) Expense	(5,629,183)	1,349,627	(151,340)	668,644
Net Loss	(337,924)	(203,623)	(2,262,332)	(990,925)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders	$(360,424)	$(226,123)	$(2,269,832)	$(998,425)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.12)	$(0.07)	$(0.74)	$(0.33)

Diluted	$(0.12)	$(0.07)	$(0.74)	$(0.33)
Weighted Average Common Shares Outstanding:
Basic	3,054,587	3,053,970	3,054,587	3,054,587
Diluted	3,054,587	3,053,970	3,054,587	3,054,587

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Health, Inc. Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Income	-	-	-	-	-	-	-	4,025,176	4,025,176
Balance, March 31, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(9,726,517)	$4,970,511
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(2,100,768)	(2,100,768)
Balance, June 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(11,834,785)	$2,862,243
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Issuance of Warrants	-	-	-	-	-	-	84,352	-	84,352
Net Loss	-	-	-	-	-	-	-	(2,262,332)	(2,262,332)
Balance, September 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,852,652	$(14,104,617)	$676,763

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Health, Inc. Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,361	$150,168	$13,494,394	$(11,318,380)	$3,102,182
Series D Preferred Dividends								(7,500)	(7,500)
Common shares issued for debt	-	-	-	-	56,226	2,560	252,440	-	255,000
Loss on Forgiveness of Debt	-	-	-	-	-	-	46,466	-	46,466
Net Income	-	-	-	-	-	-	-	37,090	37,090
Balance, March 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,793,300	$(11,288,790)	$3,433,238
Series D Preferred Dividends								(7,500)	(7,500)
Net Income	-	-	-	-	-	-	-	750,212	750,212
Balance, June 30, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,793,300	$(10,546,078)	$4,175,950
Series D Preferred Dividends								(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(990,925)	(990,925)
Balance, September 30, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,793,300	$(11,544,503)	$3,177,525

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(337,924)	$(203,623)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Other Income from Partial Settlement of Debt	-	(40,346)
Other Income from Adjustment of Debt	(50,000)	-
Depreciation and Amortization	1,235,446	1,348,645
Amortization of Deferred Loan Costs and Debt Discount	343,326	-
Provision for Bad Debt	1,167,332	783,524
Changes in Operating Assets and Liabilities:
Accounts and Rents Receivable	(291,075)	(341,724)
Prepaid Expenses and Other Assets	798,764	616,540
Employee Retention Credit Receivables-	(1,257,980)	-
Accounts Payable and Accrued Liabilities	771,002	(2,837,981)
Lease Security Deposits	12,000	24,317
Cash Provided by (Used in) Operating Activities	2,390,891	(650,648)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(27,891)	(330,769)
Cash Used in Investing Activities	(27,891)	(330,769)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	501,006	-
Payments on Debt, Non-Related Party	(2,286,679)	(1,075,491)
Dividends Paid on Preferred Stock	(6,900)	(22,500)
Debt Discount - Warrants	84,352	46,466
Cash Used in Financing Activities	(1,708,221)	(1,051,525)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	654,779	(2,032,942)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,416,600	4,793,101
Cash and Cash Equivalents and Restricted Cash at End of the Period	$3,071,379	$2,760,159

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,150,597	$1,438,629
Cash and Cash Equivalents	$1,971,732	$1,928,472
Restricted Cash	$1,099,647	$831,687
Total Cash and Cash Equivalents and Restricted Cash	$3,071,379	$2,760,159

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$22,500	$22,500
Non-Cash Financing of Insurance Premiums	$817,749	$581,393

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

Management’s Liquidity Plans and Going Concern

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances. In accordance with ASU 2014-05, management’s analysis can only include the potential mitigating impact of management’s plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the nine months ended September 30, 2023, the Company had operating cash flows of $2,390,891 and negative net working capital of $8.8 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(337,924)	$(203,623)	$(2,262,332)	$(990,925)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders - Basic	$(360,424)	$(226,123)	$(2,269,832)	$(998,425)

Numerator for diluted earnings per share:
Net Loss Attributable to Common Stockholders	$(337,924)	$(203,623)	$(2,262,332)	$(990,925)
Series D Preferred Dividends	(22,500)	(22,500)	(7,500)	(7,500)
Net Loss Attributable to Common Stockholders - Diluted	(360,424)	(226,123)	(2,269,832)	(998,425)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,054,587	3,053,970	3,054,587	3,054,587

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,054,587	3,053,970	3,054,587	3,054,587
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	3,054,587	3,053,970	3,054,587	3,054,587

Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.12)	$(0.07)	$(0.74)	$(0.33)
Diluted	$(0.12)	$(0.07)	$(0.74)	$(0.33)

Warrants to purchase 206,000 shares of common stock were outstanding during the three and nine months ended September 30, 2022, but were not included in the computation of diluted loss per share given that the Company is in a net loss position. Warrants to purchase 172,500 shares of common stock were issued on July 1, 2023, and were outstanding during the three and nine months ended September 30, 2023. The warrants were not included in the computation of diluted loss per share given that the Company is in a net loss position.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2023.

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

3. OTHER CURRENT ASSETS

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying statement of operations for the nine months ended September 30, 2023. The Company also received $516,226 in interest that is reported in the accompanying statement of operations for the three and nine months ended September 30, 2023. The Company has received $5,092,553 in CARES Employee Retention Credits as of September 30, 2023, leaving a remaining receivable balance of $1,257,980 that is reported in the accompanying condensed consolidated balance sheet as of September 30, 2023.

4. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2023, and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,659,921	44,659,921
Furniture, Fixtures and Equipment	2,487,029	2,459,138
	49,254,255	49,226,364

Less Accumulated Depreciation	(13,447,697)	(12,212,251)
Less Impairment	(1,560,000)	(1,560,000)

	$34,246,558	$35,454,113

	For the Nine Months Ended September 30,
	2023	2022

Depreciation Expense (excluding Intangible Assets)	$1,235,446	$1,348,645

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022

Senior Secured Promissory Notes	$975,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	29,826,957	30,568,677
Variable-Rate Mortgage Loans	4,727,105	4,879,462
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	25,644	56,051
Financed Insurance Premiums	296,614	235,125
Debt and Debt – Related Parties, Gross	37,492,320	38,405,315
Unamortized Discount and Debt Issuance Costs	(572,600)	(810,997)

Debt and Debt – Related Parties, Net of Discount	$36,919,720	$37,594,318

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,127,664	$2,296,830
Short-Term Debt – Related Parties, Net	150,000	900,000
Long-Term Debt, Net	25,922,719	34,397,488
Long-Term Debt – Related Parties, Net	719,337	-

The weighted average interest rate and term of our fixed rate debt are 3.83% and 12.39 years, respectively, as of September 30, 2023. The weighted average interest rate and term of our variable rate debt are 5.90% and 14.37 years, respectively, as of September 30, 2023.

Corporate Senior and Senior Secured Promissory Notes

The senior secured notes were subject to annual interest rate of 10% with an original maturity date of October 31, 2021. These notes were extended to June 30, 2023, and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which was amortized over the life of the notes.

Effective June 27, 2023, pursuant to an Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2024, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective July 1, 2023, the annual interest rate increased to 11% and the Company issued a new warrant for every $10 in principal totaling 172,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024. As a result of the new warrants, the Company recorded the incremental increase in fair value of $84,352 as a debt discount which is being amortized over the life of the notes.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	September 30, 2023	December 31, 2022
Arkansas(1)	1	$5,000,000	$3,783,009	$3,910,767
Georgia	5	$17,765,992	$15,599,345	$16,019,874
Ohio	1	$3,000,000	$2,583,400	$2,649,400
Oklahoma	6	$13,181,325	$12,588,308	$12,868,098
	13	$38,947,317	$34,554,062	$35,448,139

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us. During the nine months ended September 30, 2023, the Company recognized other income of $114,255 for repayments on the loan.

Subordinated, Corporate and Other Debt

Other debt due at September 30, 2023 and December 31, 2022 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	September 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	25,644	56,051	8% Fixed	1-Apr-24
	$2,330,000	$916,644	$947,051

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global Selectis.

The Company’s corporate debt as of September 30, 2023, and December 31, 2022 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	September 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
11% Senior Secured Promissory Notes	$1,255,000	$975,000	$1,025,000	11% Fixed	31-Dec-24
11% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	11% Fixed	31-Dec-24
	$2,005,000	$1,725,000	$1,775,000

6. STOCKHOLDERS’ EQUITY

Preferred Stock

During the three and nine months ended September 30, 2023, the Company paid $0 for Series D preferred stock dividends. Dividends of $7,500 and $22,500 were declared during the three and nine months ended September 30, 2023, respectively.

Common Stock

For the nine months ended September 30, 2023, the Company did not issue nor did it pay dividends on common stock.

Common Stock Warrants

As of September 30, 2023, and December 31, 2022, the Company had 172,500 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and a weighted average remaining term of 1.33 years and 0.93 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of September 30, 2023, and December 31, 2022 was $53,475 and $0, respectively. Activity for the nine months ended September 30, 2023, related to common stock warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Beginning Balance at January 1, 2023	206,000	$5
Issued	172,500	5
Expired	(206,000)	5

Ending Balance at September 30, 2023	172,500	$5

On July 1, 2023, the Company issued 172,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024.

7. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at September 30, 2023:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill Hunting LLC(1)	$52,976	February 1, 2027	Term may be extended for one additional five-year term.

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

Cumulative adjustments associated with the straight-line rent requirement are reflected in Prepaid Expenses and Other in the consolidated balance sheets and totaled $146,740 and $117,716 as of September 30, 2023 and 2022, respectively.

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

As of September 30,
2023 (remaining)	$158,928
2024	643,401
2025	651,954
2026	660,665
2027	55,116
Total	$2,170,064

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

9. RELATED PARTY TRANSACTIONS

The Company has outstanding senior secured notes and subordinated secured debt with shareholders, members of the board of directors, and affiliates of both. As of September 30, 2023 and December 31, 2022, there was outstanding related party debt of $750,000 in senior secured notes and $150,000 in subordinated secured debt. Interest is due and paid before the first day of the month. For the three and nine months ended September 30, 2022, related party interest expense incurred was $23,625 and $75,750, respectively. For the three and nine months ended September 30, 2023, related party interest expense incurred was $25,500 and $81,375, respectively. There were no other amounts due to or from related parties as of September 30, 2023 and December 31, 2022.

10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2023 up through November 13, 2023, which is the date that the financial statements were available to be issued. There were no subsequent events which required adjustment or disclosure in the financial statements except the event described below.

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

Properties

As of September 30, 2023, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2023:

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

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

Rental revenues for the nine months ended September 30, 2023 and 2022 totaled $475,643 and $469,938, respectively. The Company also had healthcare revenues of $25,493,545 for the nine months ended September 30, 2023, compared to $26,438,806 for the nine months ended September 30, 2022. Healthcare revenues decreased due to a decrease in occupancy. Our healthcare revenues will likely decrease as compared to 2022, due to a decrease in occupancy and a change in patient mix. Healthcare grant revenues for the nine months ended September 30, 2023 and 2022 totaled $1,610,753 and $2,891,463, respectively. The decrease in healthcare grant revenues is primarily due to a one-time $973,093 quality metric achievement grant during the nine months ended September 30, 2022. Also, the healthcare grant revenues received from the State of Oklahoma ceased in May 2023.

General and administrative expenses were $7,510,881 and $5,329,475 for the nine months ended September 30, 2023 and 2022. The increase is primarily attributed to the contingent fees incurred for the receipt of CARES Employee Retention Credits and an increase in specialized professional services..

Property taxes, insurance, and other operating expenses totaled $23,633,389 and $21,192,559 for the nine months ended September 30, 2023 and 2022, respectively. This increase is attributed to an increase in operational headcount resulting in higher operational wages.

Expenses related to the provision for bad debt were $1,167,332 for the nine months ended September 30, 2023, and $783,524 for the nine months ended September 30, 2022. This increase is due to changes in the bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $1,235,446 and $1,348,645 for the nine months ended September 30, 2023, and 2022, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $1,493,923 of interest expense for the nine months ended September 30, 2023, and $1,438,629 interest expense for the nine months ended September 30, 2022.

The Company had income of $6,866,759 from employee retention credits for the nine months ended September 30, 2023, and $0 for the nine months ended September 30, 2022.

The Company had $256,347 of other income for the nine months ended September 30, 2023, and $135,468 for the nine months ended September 30, 2022. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

Rental revenues for the three months ended September 30, 2023, and 2022 totaled $158,927 and $158,875, respectively. The Company also had healthcare revenue of $8,886,529 for the three months ended September 30, 2023, compared to $9,135,306 for the three months ended September 30, 2022. Healthcare revenues decreased due to a decrease in occupancy. Our healthcare revenues will likely decrease as compared to 2022, due to a decrease in occupancy and a change in patient mix. Healthcare grant revenues for the three months ended September 30, 2023 and 2022 totaled $0 and $287,804, respectively. The decrease in healthcare grant revenues is primarily due to grant revenue from the State of Oklahoma ceased in May 2023.

General and administrative expenses were $3,133,797 and $1,970,890 for the three months ended September 30, 2023 and 2022. The increase is primarily attributed to the contingent fees incurred for the receipt of CARES Employee Retention Credits and an increase in specialized professional services.

Property taxes, insurance, and other operating expenses totaled $7,698,266 and $7,227,718 for the three months ended September 30, 2023 and 2022, respectively. This increase is attributed to an increase in operational headcount resulting in higher operational wages.

Expenses related to the provision for bad debt were $269,197 for the three months ended September 30, 2023, and $252,050 for the three months ended September 30, 2022. This increase is due to changes in the bad debt policy which has increased the provision for bad debt expense.

Depreciation and amortization expense totaled $357,868 and $453,608 for the three months ended September 30, 2023, and 2022, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $408,211 of interest expense for the three months ended September 30, 2023, and $722,226 interest expense for the three months ended September 30, 2022. This decrease is related to refinancing mortgages during the year ended December 31, 2022.

The Company had $43,325 of other income for the three months ended September 30, 2023, and $53,582 of other income for the three months ended September 30, 2022. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands.

At September 30, 2023, the Company had cash of $1,971,732 and restricted cash of $1,099,647. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home, Warrenton Health and Rehab, or Southern Hills Rehab. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, Employee Retention Credits received, and existing cash on hand.

Cash provided by operating activities was $2,390,891 for the nine months ended September 30, 2023, compared to cash used in operating activities of $650,648 for the nine months ended September 30, 2022.

Cash used in investing activities was $27,891 for the nine months ended September 30, 2023, compared to $330,769 for the nine months ended September 30, 2022.

Cash used in financing activities was $1,708,222, for the nine months ended September 30, 2023, compared to $1,051,525 for the nine months ended September 30, 2022.

In accordance with ASU 2014-15, the accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the nine months ended September 30, 2023, the Company had operating cash flows of $2,390,891 and negative net working capital of $8.8 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533 that are reported in the accompanying condensed consolidated balance sheet as of September 30, 2023 and in the accompanying statement of operations for the nine months ended September 30, 2023.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of September 30, 2023, and 2022, there were no deferred lease incentives recorded.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The COVID-19 pandemic has subjected our business, operations, and financial condition to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations may be adversely impacted if a significant number of our employees’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us. As a result of the COVID- 19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experienced significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide, as well as current hostilities in the Middle East, have had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to macroeconomic conditions, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position, and access to capital markets.

●

Going Concern: For reasons more fully stated in this Report, our financial statements have been qualified due to the risk that we may not be able to continue as a going concern. Managements’ plans to improve our results of operations and liquidity may not be successful.

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

SELECTIS HEALTH, INC. f/k/a GLOBAL HEALTHCARE REIT, INC.

Date: November 13, 2023	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Accounting Officer)

