Form 10-K
period 2023-12-31
SELECTIS HEALTH, INC.
filed 2024-04-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company

☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 2,373,701 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $11,275,080 computed by reference to the price at which the common equity was last sold at June 30, 2023.

The number of shares outstanding of the registrant’s common stock as of April 6, 2024 is 3,067,059.

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

The Company owns 13 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations through newly created independent operating subsidiaries. In the future, the Company intends to own and operate all future facilities. As of December 31, 2023, the Company, through wholly-owned subsidiaries, operates nine healthcare facilities.

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

In July 2023, the Company renegotiated the Senior Secured Notes, originally issued in 2018. The new terms were for 11% annual interest through December 31, 2024. The warrants issued and associated with these notes were extended through the same date. All other terms remain the same.

Exchange of Senior Notes for Common Stock

In the fourth quarter of 2021 and first quarter of 2022, the Company completed the exchange of an aggregate of $795,000 in principal amount of Senior Secured Notes for 159,000 shares of Common Stock valued at $5.00 per share.

COVID-19 Regulation

We have been and may continue to be subject to federal and state laws, regulations and executive orders relating to healthcare providers’ response to the COVID-19 pandemic. While many of the regulatory requirements were temporary and expired with the end of the public health emergency in May 2023, these requirements generally may include mandatory requirements for vaccination of staff, testing of residents and/or staff, providing COVID-19 related paid leave, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements.

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

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to our Company provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of March 4, 2024 we had 574 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

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

EMPLOYEES

As of December 31, 2023, the Company and its subsidiaries had 574 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives updates as needed from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2.	PROPERTIES

As of December 31, 2023, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2023:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia	5	4	1	78,197	46,199	454	100
Ohio	1	-	-	27,500	-	99	-
Oklahoma	6	5	-	162,976	-	351	-
Total	13	9	2	268,673	86,936	904	241

ITEM 3.	LEGAL PROCEEDINGS

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

Hines v. Global Abbeville LLC, d/b/a Glen Eagle, et al, Superior Court of Warren County, State of Georgia, Civil Action No.2023-CV-094

This is a personal injury lawsuit filed on September 11, 2023 against various defendants arising from injuries several months after being admitted to the Glen Eagle facility. The complaint alleges that the facility was negligent in the care administered to the plaintiff which resulted in the injuries, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

Hunter v. Global Abbeville LLC, d/b/a Glen Eagle, et al, State Court of Fulton County, State of Georgia

This is a wrongful death lawsuit filed on June 20, 2023 against various defendants alleging negligence that led to the death of the plaintiff’s mother who had been admitted to the facility. The complaint alleges that the plaintiffs deviated from the standard of care that caused injuries that ultimately led to the death of the patient, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Outstanding shares of the Company’s common stock are traded over the counter and quoted on the OTC. Pink under the symbol “GBCS”. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2022 through December 31, 2023.

	High	Low
Jan – Mar 2022	$7.72	$6.40
Apr – June 2022	$7.32	$4.50
July – Sept 2022	$6.30	$4.55
Oct – Dec 2022	$6.00	$1.00
Jan – Mar 2023	$5.00	$2.50
Apr – June 2023	$4.75	$4.40
July – Sept 2023	$5.31	$1.05
Oct – Dec 2023	$5.31	$3.12

The OTC.Pink prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions. As of April 6, 2024, there were approximately 93 record owners of the Company’s common stock not including stock held in street name.

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

The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion. For the years ended December 31, 2023, and 2022, the Company paid no dividends on common stock but did pay the 8% dividends on our outstanding shares of Series D Preferred Stock. Future dividends on our common stock will be authorized at the discretion of our Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, and other factors as our Board of Directors may deem relevant.

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

RESULTS OF OPERATIONS

Rental revenue for the year ended December 31, 2023, totaled $634,570, compared to $591,808 for the year ended December 31, 2022, an increase of $42,762. The Company also had Healthcare revenue of $34,537,723 for the year ended December 31, 2023, a decrease of $2,197,960, compared to $36,735,683 for the year ended December 31, 2022. The Company also had Healthcare Grant revenue of $1,610,754 for the year ended December 31, 2023, a decrease of $1,661,272, compared to $3,272,026 for the year ended December 31, 2022. Healthcare revenues decreased due to a decrease in occupancy and a change in patient mix. The decrease in healthcare grant revenues is primarily due to a one-time $973,093 quality metric achievement grant during the year ended December 31, 2022. Also, the healthcare grant revenues received from the State of Oklahoma ceased in May 2023. As we assume operations and purchase more facilities, we anticipate increases in revenue. As a result of this, our rental income will likely continue to decrease.

General and administrative expenses were $9,968,188 for the year ended December 31, 2023, compared to $7,869,645 for the year ended December 31, 2022, an increase of $2,098,543. The increase is primarily attributed to the contingent fees incurred for the receipt of CARES Employee Retention Credits and an increase in specialized professional services.

Property taxes, insurance, and other operating expenses totaled $31,375,921 and $29,859,250 for the years ended December 31, 2023, and 2022, respectively, an increase of $1,516,671. This increase is attributed to an increase in operational headcount resulting in higher operational wages.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 January 1, 2023. We identified trade and ERTC accounts receivable financial instruments that would be impacted by this adoption. Expenses related to the provision for bad debt were $2,733,157 for the year ended December 31, 2023, and $1,364,354 for the year ended December 31, 2022, an increase of $1,368,803. This increase is due to the additional reserve booked for ERTC collections.

Depreciation and amortization expense totaled $1,666,200 for the year ended December 31, 2023, compared to $1,792,840 for the year ended December 31, 2022, a decrease of $126,640. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

The Company had $2,173,763 of net interest expense for the year ended December 31, 2023, and $2,231,233 of net interest expense for the year ended December 31, 2022. This decrease is related to the refinancing mortgages during the year ended December 31, 2021.

For the years ended December 31, 2023 and 2022, we recorded loss on extinguishment of debt of $0 and $46,466, respectively. During 2022, the Company recorded extinguishment of debt of $46,466 in connection with the forgiveness of the entire balance of principal and accrued interest on the remaining PPP loan.

For the years ended December 31, 2023 and 2022, we recorded income from employee retention credits of $6,866,759 and $0, respectively. The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021.

The Company recorded other income of $296,442 and $168,458 for the years ended December 31, 2023 and 2022, respectively. Management is recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

LIQUIDITY AND CAPITAL RESOURCES

Through its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2023, the Company had cash and cash equivalents of $1,484,599 and restricted cash of $820,124. Our restricted cash is to be expended on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand. We have successfully refinanced all mortgages that matured in the 2021 and 2022 fiscal years.

Cash provided by operating activities was $536,666 for the year ended December 31, 2023, compared to cash used in operating activities was $305,148 for the year ended December 31, 2022. Healthcare revenues decreased due to a decrease in occupancy and a change in patient mix while operating costs increased year over year.

Cash used in investing activities was $29,805 for the year ended December 31, 2023, compared to $222,361 for the year ended December 31, 2022. Purchases of property and equipment decreased during the year ended December 31, 2023 compared to the prior year.

Cash used in financing activities was $618,114 and $1,848,992 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we made payments on long-term debt of $695,566. During the year ended December 31, 2022, we made payments on long-term debt of $1,865,458.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,866,759. The Company has received a majority of the credits and has fully reserved for the remaining receivable due.

As of December 31, 2023, and 2022, our debt balances consisted of the following:

	December 31, 2023	December 31, 2022

Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	29,570,185	30,568,677
Variable-Rate Mortgage Loans	4,675,585	4,879,462
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	15,105	56,051
Financed Insurance Premiums	875,028	235,125
	37,801,903	38,405,315
Unamortized Discount and Debt Issuance Costs	(555,367)	(810,997)

	$37,246,536	$37,594,318
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$11,170,100	$2,296,830
Short Term Debt – Related Parties, Net	900,000	900,000
Debt, Net	25,176,435	34,397,488

The weighted average interest rate and term of our fixed rate debt were 4.15% and 12.16 years, respectively, as of December 31, 2023.The weighted average interest rate and term of our fixed rate debt are 3.87 % and 12.83 years, respectively, as of December 31, 2022.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	December 31, 2023	December 31, 2022
Arkansas(1)	1	$5,000,000	$3,739,786	$3,910,767
Georgia	5	$17,765,992	$15,457,026	$16,019,874
Ohio	1	$3,000,000	$2,563,000	$2,649,400
Oklahoma(2)(3)	6	$13,181,325	$12,485,958	$12,868,098
	13	$38,947,317	$34,245,770	$35,448,139

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the year ended December 31, 2021, the Company recognized other income of $521,400 for repayments on the loan.

(2)	The Company has refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2023 and 2022 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of		Stated
Property	Face Amount	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center	150,000	15,105	56,051	8% Fixed	1-Apr-24
	$2,330,000	$906,105	$947,051

Our corporate debt at December 31, 2023 and 2022 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of		Stated
Series	Face Amount	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date
10% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	10% Fixed	30-Jun-24
10% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	31-Dec-24
	$2,005,000	$1,775,000	$1,775,000

Contractual Obligations

As of December 31, 2023, we had the following contractual debt obligations:

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Notes Payable - Principal	$37,801,903	$12,625,442	$9,727,653	$1,182,524	$14,266,285
Notes Payable - Interest	$9,327,104	1,196,825	2,393,051	1,023,296	4,864,162

Total Contractual Obligations	$47,129,007	$13,822,267	$12,120,704	$2,205,820	$19,130,447

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 January 1, 2023. We identified trade and ERTC accounts receivable financial instruments that would be impacted by this adoption.

As part of the analysis, the Company determined that all trade accounts receivable were of similar risk. Given the economy and our services provided, we determined the trade accounts receivable would not be impacted. The Company recorded an allowance of $1,874,068 as of December 31, 2023. This included fully reserving for receivables greater than 90 days. For the year ended December 31, 2023, the Company recorded $1,475,205 on the statement of operations as a provision for bad debts expense.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,866,759. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable and recorded an expense to provision for bad debts on the statement of operations.

Estimates Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the period presented. The most significant estimates relate to the useful life and impairment of intangible assets and allowance for doubtful accounts. The Company regularly will assess these estimates and, while actual results may differ, management believes that the estimates are reasonable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, effective October 4, 2022, the Company’s Board of Directors, on the recommendation of the Audit Committee that has been separately appointed, approved the appointment of Marcum, LLP to serve as the Company’s independent registered public accounting firm. Prior to its engagement as the Company’s independent registered public accounting firm the Company had not consulted Marcum, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for the Company violates the trust and integrity of the Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of the Company. When questions arise, they are escalated to the CFO, General Counsel, CEO, President, or Board for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2024, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Adam Desmond	53	Interim CEO & Director	2023/2017
Jim Creamer	59	Interim CFO	2023
Andy Sink	55	Director	2022
David Furstenberg	62	Director	2022
Clifford Neuman	75	Director	2023

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

Jim Creamer is our Chief Financial Officer as of December 2023. Following a 15-year investment banking career, Creamer brings nearly 20 years of experience in public company leadership roles. In addition to his role at Selectis, Creamer serves as the Principal of Corporate Solutions Advisors, LLC, which offers outsourced, fractional CFO services to small, growth-oriented companies across several industries. He has also served as the CFO and a director of both Virtual Interactive Technologies Corp. (OTC: VRVR), a publicly traded video game development company, and WestMountain Gold, Inc. (OTC: WMTN), a publicly traded mining company. Prior to his role at WestMountain Gold, Creamer was the CFO of NexCore Healthcare Capital Corp. following the company’s acquisition of CapTerra Financial Group, Inc., where he previously served as CFO and later CEO. Creamer holds a Bachelor of Science degree in Finance from Arizona State University.

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

Clifford Neuman was appointed Director in December 2023. For over 50 years, Mr. Neuman has been engaged as a principal in his own law firms, with an emphasis on corporate and securities law in the representation of companies across matters of corporate finance, mergers, acquisitions, reorganizations, and public and private offerings. He has also served on the boards of numerous public and non-profit companies. Neuman earned his Juris Doctorate degree from the University of Pennsylvania and his Bachelor of Arts degree, summa cum laude, Phi Beta Kappa, from Trinity College in Hartford, Connecticut. Neuman previously served on the Company’s board of directors from 2014 to 2022, and he continues to serve as the Company’s primary legal counsel. In his current board appointment, Neuman’s standing committee appointments have not been determined.

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2023, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were several meetings of the Board during 2023. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2021, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. During fiscal 2022, Standing Audit, Compensation and Nominating Committees were established.

The following table summarizes compensation earned by or paid to the Company’s directors for the year ended December 31, 2023:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lance Baller (2)	$30,000	-	-	-	-	-	$30,000
Christopher Barker (1)	$12,500	-	-	-	-	-	$12,500
Clifford Neuman (3)	$-	-	-	-	-	-	$-
Adam Desmond (2)	$30,000	-	-	-	-	-	$30,000
Andy Sink	$30.000	-	-	-	-	-	$30.000
David Furstenberg (4)	$45,000	-	-	-	-	-	$45,000

(1)	On May 27, 2023, Mr. Barker tendered his resignation as President, Chief Operating Officer and a member of the Board of Directors effective May 31, 2023.

(2)

On October 31, 2023, Mr. Baller tendered his resignation as President, Chief Operating Officer and a member of the Board of Directors effective November 13, 2023. Adam Desmond, a current Board member agreed to be appointed Interim Chief Executive Officer.

(3)	On December 18, 2023, the Company appointed Clifford Neuman to its board of directors. His director fee of $7,500 per quarter will commence in the first quarter of 2024.

(4)	Mr. Furstenberg is our audit committee chair. In addition to receiving a director fee of $7,500 per quarter, he also receives an additional fee of $3,750 per quarter for chairing the committee.

Director Independence

Our common stock is listed on the OTC.Pink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition of independence under the NYSE American listing standards. The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, and senior management, the Board affirmatively determined that at all times during the year ended December 31, 2023, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Sink and Furstenberg.

Audit Committee

On July 25, 2022 the Company established a standing audit committee The audit committee was initially comprised of Messrs. Furstenberg (Chairman), Neuman and Desmond. Mr. Furstenberg qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. An audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family, or other material personal ties to management. Effective August 18, 2022, Mr. Neuman resigned as a member of the Audit Committee. Mr. Desmond is no longer eligible to serve on the audit committee due to his role as CEO.

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

Compensation Advisory Committee

We have established a standing compensation committee in the third quarter of 2022. The compensation committee was initially comprised of Messrs. Desmond, Neuman and Furstenberg. Effective August 18, 2022, Mr. Neuman resigned as a member of the Compensation Committee. Mr. Desmond is no longer eligible to serve on the compensation committee due to his role as CEO.

The compensation advisory committee did not meet during fiscal 2023. The compensation advisory committee will:

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

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Adam Desmond, Chairman and CEO, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Selectis Health, Inc., at the Company’s principal executive offices located in Greenwood Village, Colorado. Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 8-K dated July 25, 2022 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

Company Stock Incentive Plans

As of December 31, 2023, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Adam Desmond, Interim CEO	2023	$27,303	-	-	-	-	-	-	$27,303

Jim Creamer, Interim CFO	2023	$15,000	-	-	-	-	-	-	$15,000

Lance Baller, Former CEO	2023	$125,000	-	-	-	-	-	-	$125,000
	2022	$150,000	$50,000	-	-	-	-	-	$200,000

Christopher Barker, Former President & COO	2023	$61,467	-	-	-	-	-	-	$61,467
	2022	$150,000	$50,000	-	-	-	-	-	$200,000

Brandon Thall, Former CFO	2022	$32,769	-	-	-	-	-	-	$32,769

Mary Lucus, Former CFO	2023	$34,757		-	-	-	-	-	$34,757
	2022	$128,388	$10,500	-	-	-	-	-	$138,888

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of March 29, 2024, and the percentage of outstanding common stock owned as of March 29, 2024. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Title of Class	Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent (1)(3)
Common Stock

	Lance Baller
	8480 E. Orchard Rd., Ste. 4900
	Greenwood Village, CO 80111	297,682	(2)	9.71%

	Adam Desmond
	PO Box 2036
	Carbondale, CO 81623	30,282		0.99%

	David Furstenberg
	8480 E Orchard Rd, Ste 4900
	Greenwood Village, CO 80111	5,910		0.19%

	Andy Sink
	3058 Lewis Circle
	Birmingham, AL 35223	52,667		1.72%

	Clifford Neuman
	6800 N 79th Street
	Niwot, CO 80503	122,864		4.01%

	Zvi Rhine
	895 Mountain Drive
	Deerfield, IL 60015	183,953	(3)	6.00%

	All Officers and Directors as a Group
	(5 persons)	693,358		22.61%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.
(2)	Includes 161,965 shares owned individually; 56,616 shares which includes warrants exercisable to purchase 10,000 shares of common stock owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act; 72,934 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act and 6,667 shares owned by Baller Family Foundation Inc. of which Mr. Baller is a control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(3)	Based on 3,067,059 shares issued and outstanding on April 6, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the fiscal year 2022, Selectis Health, Inc. had a net loss, and was able to meet all its obligations without the assistance or needs of affiliated parties lending arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by Marcum LLP our principal registered public accountants:

	2023		2022
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.		$358,993	$200,637
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$		$-
Tax Fees - tax compliance		$22,758	$5,000
All Other Fees - services provided by our principal accountants other than those identified above.	$		$-

Total fees paid or accrued to our principal accountants		$381,751	$205,637

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino
		Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to
		Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29,
		1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro
		Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro
		Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by
		reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated
		by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18,
		1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 25, 1994, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s
		Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the
		Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May
		19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global
		Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos
		Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin

(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement

(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement

(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders

(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
(75)	10.147	Asset Purchase Agreement
(76)	10.148	Promissory Note
(77)	10.149	Mortgage
(78)	10.150	Amendment No. 1 to Second Amended and Restated Articles of Incorporation
(79)	10.151	Healthcare Mortgage, Assignment of Leases and Rents and Security Agreement
(80)	10.152	Healthcare Facility Note
(81)	10.153	Deferred Compensation and Equity Award Plan
(82)	10.154	Baller Restricted Stock Unit
(83)	10.155	Barker Restricted Stock Unit

(84)	10.156	Rescission Agreement
(85)	10.157	Pursuant to Item 304(a)(1) of Regulation S-K, the Registrant herewith files the letter of MaloneBailey, LLP, former accountants to the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	Inline XBRL Instance
**	101.SCH	Inline XBRL Taxonomy Extension Schema
**	101.CAL	Inline XBRL Taxonomy Extension Calculation
**	101.DEF	Inline XBRL Taxonomy Extension Definition
**	101.LAB	Inline XBRL Taxonomy Extension Labels
**	101.PRE	Inline XBRL Taxonomy Extension Presentation
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010 as filed with the Commission on March 25, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.

(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(75)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2020 as filed with the Commission on July 27, 2020.
(76)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(77)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(78)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2021 as filed with the Commission on September 22, 2021.
(79)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(80)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(81)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(82)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(83)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(84)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on January 3, 2022.
(85)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2022 as filed with the Commission on January 28, 2022.

*	Filed herewith
**	furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

of Selectis Health, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Selectis Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Selectis Health, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marcum LLP

We have served as the Company’s auditor since 2022

Steve Rapattoni, CPA

Partner

Costa Mesa, CA

April 15, 2024

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,484,599	$1,420,200
Accounts Receivable, Net	2,091,536	2,904,741
Prepaid Expenses and Other	1,380,570	637,680
Total Current Assets	4,956,705	4,962,621

Long Term Assets:
Restricted Cash	820,124	996,400
Property and Equipment, Net	33,817,718	35,454,113
Goodwill	1,076,908	1,076,908
Total Assets	$40,671,455	$42,490,042

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Liabilities	6,045,365	3,644,001
Dividends Payable	30,600	7,500
Short term debt – Related Parties,	900,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $524,704 and $257,222, respectively	11,170,100	2,296,830
Total Current Liabilities	18,146,065	6,848,331

Debt, Net of discount of $30,663 and $0, respectively	25,176,435	34,397,488
Lease Security Deposit	312,750	291,388
Total Liabilities	43,635,250	41,537,207

Commitments and Contingencies
Equity:
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,067,059 Shares Issued and Outstanding at December 31, 2023 and December 31, 2022	153,352	152,728
Additional Paid-In Capital	13,852,028	13,768,300
Accumulated Deficit	(17,745,175)	(13,744,193)
Total Equity	(2,963,795)	952,835
Total Liabilities and Equity	$40,671,455	$42,490,042

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2023	2022

Revenue
Rental Revenue	$634,570	$591,808
Healthcare Revenue	34,537,723	36,735,683
Healthcare Grant Revenue	1,610,754	3,272,026
Total Revenue	36,783,047	40,599,517
Expenses
Property Taxes, Insurance and Other Operating	31,375,921	29,859,250
General and Administrative	9,968,188	7,869,645
Provision for Credit Losses	2,733,157	1,364,354
Depreciation and Amortization	1,666,200	1,792,840
Total Expenses	45,743,466	40,886,089
Loss from Operations	(8,960,419)	(286,572)
Other (Income) Expense
Loss on Extinguishment of Debt	-	46,466
Interest Expense, net	2,173,763	2,231,233
Income from Employee Retention Credits	(6,866,759)	-
Other Income	(296,442)	(168,458)
Total Other Income	(4,989,437)	2,109,241
Net Loss	(3,970,982)	(2,395,813)
Net Loss Attributable to Noncontrolling Interests	-	-
Net Loss Attributable to Selectis Health, Inc.	(3,970,982)	(2,395,813)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders	$(4,000,982)	$(2,425,813)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(1.31)	$(0.79)
Diluted	$(1.31)	$(0.79)
Weighted Average Common Shares Outstanding:
Basic	3,054,587	3,054,126
Diluted	3,054,587	3,054,126

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	200,500	$401,000	375,000	$375,000	2,998,361	$150,168	$13,494,394	$(11,318,380)	$3,102,182
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)
Common Shares Issued for Debt	-	-	-	-	56,226	2,560	227,440	-	230,000
Loss on Forgiveness of Debt, Net	-	-	-	-	-	-	46,466	-	46,466
Net Loss	-	-	-	-	-	-	-	(2,395,813)	(2,395,813)
Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835
Warrants Issued for Debt	-	-	-	-	-	-	84,352	-	84,352

Common Stock Issued for Services	-	-	-	-	12,472	624	(624)	-	-

Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)

Net Loss	-	-	-	-	-	-	-	(3,970,982)	(3,970,982)
Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(3,970,982)	$(2,395,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Other Income from Partial Settlement of Debt	-	(40,436)
Depreciation and Amortization	1,666,200	1,792,840
Amortization of Deferred Loan Costs and Debt Discount	347,783	315,983
Provision for Bad Debt	2,733,157	1,364,354
Stock Issued for Services	624	-
Changes in Operating Assets and Liabilities:
Accounts and Rents Receivable	(662,000)	(762,376)
Prepaid Expenses and Other Assets	(2,000,842)	1,007,041
Accounts Payable and Accrued Liabilities	2,401,364	(1,648,547)
Lease Security Deposits	21,362	61,806
Cash Provided By (Used in) Operating Activities	536,666	(305,148)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(29,805)	(222,361)
Cash Used in Investing Activities	(29,805)	(222,361)

Cash Flows from Financing Activities:
Payments on Debt, Non-Related Party	(695,566)	(1,865,458)
Dividends Paid on Preferred Stock	(6,900)	(30,000)
Debt Discount - Warrants RP	83,728	46,466
Cash Used in Financing Activities	(618,738)	(1,848,992)

Net (Decrease) in Cash, Cash Equivalents and Restricted Cash	(111,877)	(2,376,501)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,416,600	4,793,101
Cash and Cash Equivalents and Restricted Cash at End of the Period	$2,304,723	$2,416,600

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,782,489	$1,570,520
Cash and Cash Equivalents	1,484,599	1,420,200
Restricted Cash	820,124	996,400
Total Cash and Cash Equivalents and Restricted Cash	2,304,723	2,416,600

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$30,000	$30,000
Issuance of common stock for cashless exercise of warrants	84,352	-
Issuance of common stock for debt	-	230,000
Financing of Insurance Premiums	1,021,676	581,393

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

For the year ended December 31, 2023 the Company had positive operating cash flows of $0.5 million and a net working capital deficit of $13.2 million. Management is unsure that it will be able to meet its obligations in the next twelve months from the date of these financial statements. This is, in part due to a $11,170,100 in current maturities of our long-term debt occurring during 2024, and that there are no assurances that the Company will be able to refinance these loans. Based on management’s projections of continued operating losses, there is substantial doubt that the Company can generate positive cashflows from its continued operations.

Management’s plan to address the Company’s liquidity issues includes, focusing on improving occupancy rates at our facilities to bolster revenues, implementing cost cutting measures at both the facility and corporate level, working with our lenders to extend mortgages and notes that are maturing, and selling off key, underperforming properties to improve our cash flow.

These actions should alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2023	2022

Funds held in escrow under the terms of notes for future capital expenditures, repairs and maintenance	$820,124	$996,400

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

Deferred Loan Costs and Debt Discounts

Deferred loan costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2023 and 2022 totaled $347,783 and $315,983, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December 31, 2020 (see Note 9). During the years ended December 31, 2023 and 2022, the Company recorded no impairment of Goodwill.

Revenue Recognition

Rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. During the year ended December 31, 2023 the Company did not terminate leases that would result in annual escalations.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2023, and 2022, there were no deferred lease incentives recorded.

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

Allowance for Credit Losses

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for credit losses. The Company adopted ASU 2016-13 January 1, 2023. We identified trade and ERTC accounts receivable financial instruments that would be impacted by this adoption.

As part of the analysis, the Company determined that all trade accounts receivable were of similar risk. Given the economy and our services provided, we determined the trade accounts receivable would not be impacted. The Company recorded an allowance of $1,874,068 as of December 31, 2023. This included fully reserving for receivables greater than 90 days. For the year ended December 31, 2023, the Company recorded $1,475,205 on the statement of operations as a provision for credit losses expense.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,866,759. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable and recorded an expense to provision for credit losses on the statement of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. During the years ended December 31, 2023 and 2022, the Company incurred $625 and $0, respectively of stock-based compensation.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023, and 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(3,970,982)	$(2,395,813)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders - Basic	$(4,000,982)	$(2,425,813)

Numerator for diluted earnings per share:
Net Loss Attributable to Common Stockholders	(3,970,982)	(2,395,813)
Series D Preferred Dividends	(30,000)	(30,000)
Net Loss Attributable to Common Stockholders - Diluted	(4,000,982)	(2,425,813)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,054,587	3,054,126

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,054,587	3,054,126
Effect of dilutive securities:	-	-
Issuance of stock options	-	-
Exercise of warrants	-	-
Weighted Average Common Shares Outstanding - Diluted	3,054,587	3,054,126

Net Loss per Share Attributable to Common Stockholders:
Basic	$(1.31)	$(0.79)
Diluted	$(1.31)	$(0.79)

Options to purchase 30,000 shares of common stock were outstanding during the years ended December 31, 2023 and 2022 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

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

2. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Land	$1,778,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	44,665,656	44,659,921
Furniture, Fixtures and Equipment	2,483,207	2,459,138
	49,256,168	49,226,364

Less: Accumulated Depreciation	(13,878,450)	(12,212,251)
Less: Impairment	(1,560,000)	(1,560,000)

	$33,817,718	$35,454,113

	Year Ended December 31,
	2023	2022

Depreciation Expense (excluding Intangible Assets)	$1,666,200	$1,792,840

Cash Paid for Capital Expenditures	$29,805	$222,361

3. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2023 and 2022:

	2023	2022

Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	29,570,185	30,568,677
Variable-Rate Mortgage Loans	4,675,585	4,879,462
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	15,105	56,051
Financed Insurance Premiums	875,027	235,125
Debt and Debt – Related Parties, Gross	37,801,902	38,405,315
Unamortized Discount and Debt Issuance Costs	(555,367)	(810,997)
Debt and Debt – Related Parties, Net of Discount	$37,246,535	$37,594,318

As presented in the Consolidated Balance Sheets:

Current Maturities of Long Term Debt, Net	$11,170,100	$2,296,830
Short Term Debt – Related Parties, Net	900,000	900,000
Long-Term Debt, Net	25,176,435	34,397,488
Long-Term Debt - Related Parties, Net

The weighted average interest rate and term of our fixed rate debt are 4.15% and 12.16 years, respectively, as of December 31, 2023. The weighted average interest rate and term of our variable rate debt are 5.75% and 14.11 years, respectively, as of December 31, 2023.

The weighted average interest rate and term of our fixed rate debt are 3.87% and 12.83 years, respectively, as of December 31, 2022. The weighted average interest rate and term of our variable rate debt are 3.53% and 15.25 years, respectively, as of December 31, 2022.

Corporate Senior and Senior Secured Promissory Notes

As of December 31, 2023, and December 31, 2022, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the notes.

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

Effective June 27, 2023, pursuant to an Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2024, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective July 1, 2023, the annual interest rate increased to 11% and the Company issued a new warrant for every $10 in principal totaling 177,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2024. As a result of the new warrants, the Company recorded the incremental increase in fair value of $84,352 as a debt discount which is being amortized over the life of the notes.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	December 31, 2023	December 31, 2022
Arkansas(1)	1	$5,000,000	$3,739,786	$3,910,767
Georgia(2)	5	$17,765,992	$15,457,026	$16,019,874
Ohio	1	$3,000,000	$2,563,000	$2,649,400
Oklahoma(3)	6	$13,181,325	$12,485,958	$12,868,098
	13	$38,947,317	$34,245,770	$35,448,139

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the years ended December 31, 2023 and 2022, the Company recognized other income of $170,981 and $143,219, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2023 and 2022 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	December 31, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	1-Apr-24
Goodwill Nursing Home – Related Party	$150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	15,105	56,051	8% Fixed	1-Apr-24
	$2,330,000	$906,105	$947,051

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2023 and December 31, 2022 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	December 31, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
10% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	10% Fixed	30-Jun-24
10% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	31-Dec-24
	$2,005,000	$1,775,000	$1,775,000

Cash payments on debt totaled $695,566 and $1,865,458 for the years ended December 31, 2023 and 2022, respectively. Amortization expense for deferred loan costs and debt discounts totaled $347,783 and $315,983 for the years ended December 31, 2023 and 2022, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2024	$12,625,468
2025	7,579,734
2026	601,466
2027	1,546,429
2028 and Thereafter	15,448,807

Total	$37,801,903

4. OTHER CURRENT LIABILITIES

During the year ended December 31, 2021, the Company received an overpayment from Medicare of $931,446 for which the liability was paid in full as of December 31, 2022.

5. STOCKHOLDERS’ EQUITY

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

As of December 31, 2023, and 2022, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2023, and 2022, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2023, and 2022, the Company declared $30,000 and $30,000 in preferred dividends, respectively. During the years ended December 31, 2023, and 2022, the Company paid $6,900 and $30,000, respectively, for Series D preferred stock dividends. Dividends declared of $7,500 were accrued as of December 31, 2021, were paid in 2022. Declared dividends of $7,500 were accrued as of December 31, 2022 and were paid in 2023.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of December 31, 2023, and 2022, the Company has 3,054,587 shares of common stock outstanding, respectively.

There were no repurchases performed in the 2023 year.

Common Stock Warrants

As of December 31, 2023, and December 31, 2022, the Company had 177,500 and 206,000, respectively, of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and $5.00, respectively, and weighted average remaining term of 0.5 years and 1.67 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2023, and December 31, 2022 was $0.

	Year Ended December 31,
	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning Balance	206,000	$5.00	206,000	$5.00
Issued	177,500	-	-	-
Cancelled	-	-	-	-
Exercised		-	-	-
Expired	(206,000)	-	-	-

Ending Balance	177,500	$5.00	206,000	$5.00

Common Stock Options

On January 6, 2022, the Company issued a three-year option to purchase 30,000 shares of our common stock at $6.00 per share. As of December 31, 2023 and December 31, 2022, the Company had a total of 30,000 outstanding options to purchase common stock. The aggregate intrinsic value of common stock options outstanding as of December 31, 2023, and December 31, 2022 was $0.

	Year Ended December 31,
	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Beginning Balance	30,000	$6.00	30,000	$6.00
Issued	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Ending Balance	30,000	$6.00	30,000	$6.00

6. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2023:

	Monthly	Lease
Facility	Lease Income (1)	Expiration	Renewal Option if Any

Goodwill Hunting LLC(1)	$52,976	February 1, 2027	Term may be extended for one additional five-year term

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

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

Future cash payments for rent to be received during the initial terms of the leases for the next five years and thereafter are as follows:

As of December 31,
2024	643,401
2025	651,954
2026	660,665
2027 and Thereafter	55,116

Total	$2,011,136

7. INCOME TAXES

The following is the breakdown of the Company’s income tax expenses:

Income Tax Expense:	2023	2022
Current Federal	$-	$-
Current State	-	-
	-	-
Deferred Federal	-	-
Deferred State	-	-
	-	-
Total Income Tax Expense	-	-

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company files federal, Alabama, Arkansas, Colorado, Georgia, and Oklahoma income tax returns. The Company is current with all its federal and state tax filings. The 2020 through 2023 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31, 2023 and 2022:

	2023	2022

Statutory Federal Income Tax Rate	21%	21%
Prior Year True-ups	(22)%	(89)%
Permanent Difference	33%	(4)%
State Taxes	10%	4%
Change in Valuation Allowance	(42)%	68%
	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,781,168	$2,296,982
Impairment Loss on Long Term Assets	390,295	393,026
Interest Expense	485,044	-
Bad Debt Allowance	545,768	-

	4,202,275	2,690,008
Deferred Tax Liabilities:
Property and Equipment	(1,391,332)	(1,502,934)
Other	(9,478)	(8,807)

	(1,400,810)	(1,511,741)

Valuation Allowance	(2,801,465)	(1,178,267)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2023 and 2022 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2023.

As of December 31, 2023 and 2022, the Company has $10,208,276 and $4,223,130 federal net operating losses, among which, if not used, $630,913 and $630,913 would begin to expire starting 2037. The remaining $9,577,363 net operating losses are subject to the 80% taxable income limitation. As of December 31, 2023 and 2022, the Company has $15,670,635 and $10,467,971 state net operating losses

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. In September 2013, the Company had a split-off, in which the business activities changed from gaming casinos into real estate related to long-term care. The Company determined that the pre-2013 net operating losses of $4,047,175 were subject to the limitation set forth under Internal Revenue Code Section 382 and thus wrote off such net operating losses in 2022. No determination has been made regarding whether another ownership change had occurred during 2014 and 2023.

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the period of 2016 to 2021, the Company had recorded bad debt allowances that should have had been adjusted on income tax returns but were not. Consent from the IRS is needed to change the accounting method on tax treatment of bad debt allowance. As of December 31, 2021, the Company has $1,901,203 bad debt allowance. The Company recognized $0 uncertain tax liability in the calculation of deferred tax assets from NOL. When filing its 2022 income tax return, the Company submitted an application to change the accounting method on bad debt allowance. The company policy is to treat tax-related interest and penalties as income tax expense. As of December 31, 2023, the Company did not identify any other uncertain tax position.

The following table summarizes the activity related to the Company’s gross unrecognized tax liabilities:

	2023	2022
Unrecognized tax liabilities, beginning of the year	$454,439	$-
Increase (decrease) related to prior year tax positions	(454,439)	478,988
Increase (decrease) related to current year tax positions	-	(24,549)
Unrecognized tax liabilities, end of the year	-	454,439

8. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2023 and 2022, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill for the years ended December 31, 2023 and 2022:

Balance, December 31, 2021	$1,076,908
Goodwill acquired in 2022	-
Balance, December 31, 2022	1,076,908
Goodwill acquired in 2023	-
Balance, December 31, 2023	$1,076,908

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

Hines v. Global Abbeville LLC, d/b/a Glen Eagle, et al, Superior Court of Warren County, State of Georgia, Civil Action No.2023-CV-094

This is a personal injury lawsuit filed on September 11, 2023 against various defendants arising from injuries several months after being admitted to the Glen Eagle facility. The complaint alleges that the facility was negligent in the care administered to the plaintiff which resulted in the injuries, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

Hunter v. Global Abbeville LLC, d/b/a Glen Eagle, et al, State Court of Fulton County, State of Georgia

This is a wrongful death lawsuit filed on June 20, 2023 against various defendants alleging negligence that led to the death of the plaintiff’s mother who had been admitted to the facility. The complaint alleges that the plaintiffs deviated from the standard of care that caused injuries that ultimately led to the death of the patient, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: April 15, 2024	By:	/s/ Adam Desmond
Adam Desmond
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Desmond
Adam Desmond	Director and Interim Chief Executive Officer (Principal Executive Officer)	April 15, 2024

/s/James W Creamer III
James W Creamer III	Interim Chief Financial Officer (Principal Executive Officer)	April 15, 2024

/s/ Clifford Neuman
Clifford Neuman	Director	April 15, 2024

/s/ Andy Sink
Andy Sink	Director	April 15, 2024

/s/ David J Furstenberg
David J Furstenberg	Director	April 15, 2024

46