Form 10-Q
period 2024-03-31
SELECTIS HEALTH, INC.
filed 2024-05-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☒ No ☐

As of May 10, 2024, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	Unaudited
ASSETS
Current Assets
Cash	$1,265,613	$1,484,599
Accounts Receivable, Net	1,825,507	2,091,536
Prepaid Expenses and Other Current Assets	1,110,776	1,380,570
Total Current Assets	4,201,896	4,956,705

Long Term Assets:
Restricted Cash	767,226	820,124
Property and Equipment, Net	33,510,748	33,817,718
Goodwill	1,076,908	1,076,908
Total Assets	$39,556,778	$40,671,455

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Liabilities	$6,284,271	$6,045,365
Dividends Payable	38,100	30,600
Short-Term Debt, Related Parties	900,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $467,609 and $524,704, respectively	10,926,610	11,170,100
Total Current Liabilities	18,148,981	18,146,065

Debt, Net of Discount of $7,871 and $30,663, respectively	25,095,062	25,176,435
Lease Security Deposit	318,750	312,750
Total Liabilities	$43,562,793	$43,635,250

Commitments and Contingencies
Equity:
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000
Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,067,059 and 3,067,059 Shares Issued and Outstanding at March 31, 2024 and December 31, 2023, respectively	153,352	153,352
Additional Paid-In Capital	13,852,028	13,852,028
Accumulated Deficit	(18,787,395)	(17,745,175)
Total Selectis Health, Inc. Stockholders’ Equity	(4,006,015)	(2,963,795)
Total Liabilities and Equity	$39,556,778	$40,671,455

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue
Rental Revenue	$160,326	$157,789
Healthcare Revenue	9,332,080	8,627,949
Healthcare Grant Revenue	-	819,933
Total Revenue	9,492,406	9,605,671
Expenses
Property Taxes, Insurance and Other Operating	7,501,209	8,509,271
General and Administrative	2,163,348	2,204,846
Provision for Bad Debts	100,514	423,180
Depreciation	423,599	438,730
Total Expenses	10,188,670	11,576,027
(Loss) Income from Operations	(696,264)	(1,970,356)
Other Expense
Interest Expense, net	630,330	518,299
Income from Employee Retention Credits	-	(6,350,533)
Other Income	(291,874)	(163,298)
Total Other (Income) Expense	338,456	(5,995,532)
Net (Loss) Income	(1,034,720)	4,025,176
Series D Preferred Dividends	(7,500)	(7,500)
Net (Loss) Income Attributable to Common Stockholders	$(1,042,220)	$4,017,676
Per Share Data:
Net (Loss) Income per Share Attributable to Common Stockholders:
Basic	$(0.34)	$1.32
Diluted	$(0.34)	$1.32
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,054,587
Diluted	3,067,059	3,054,587

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(1,034,720)	(1,034,720)
Balance, March 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,787,395)	$(4,006,015)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835

Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Income	-	-	-	-	-	-	-	4,025,176	4,025,176
Balance, March 31, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(9,726,517)	$4,970,511

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net Income	$(1,034,720)	$4,025,176
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Other Income from Adjustment of Debt	-	(50,000)
Depreciation and Amortization	423,599	438,730
Amortization of Deferred Loan Costs and Debt Discount	79,887	94,398
Provision for Bad Debt	100,514	423,180
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	165,515	(369,977)
Prepaid Expenses and Other Assets	269,794	135,801
Employee Retention Credit Receivables	-	(6,350,533)
Accounts Payable and Accrued Liabilities	238,906	1,584,730
Lease Security Deposits	6,000	1,500
Cash Provided by (Used) in Operating Activities	249,495	(66,995)

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment	(116,629)	(42,515)
Cash Used in Investing Activities	(116,629)	(42,515)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	501,006
Payments on Debt, Non-Related Party	(404,750)	(601,453)
Dividends Paid on Preferred Stock	-	(6,900)
Cash Used in Financing Activities	(404,750)	(107,347)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(271,884)	(216,857)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,304,723	2,416,600
Cash and Cash Equivalents and Restricted Cash at End of the Period	$2,032,839	$2,199,743

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	694,342	423,900
Cash and Cash Equivalents	1,265,613	1,157,413
Restricted Cash	767,226	1,042,330
Total Cash and Cash Equivalents and Restricted Cash	2,032,839	2,199,743

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$7,500	$7,500
Financing of Insurance Premiums	122,888	673,930

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

For the three months ended March 31, 2024, the Company had operating cash flows of $249,495 and negative net working capital of $13.9 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(1,034,720)	$4,025,176
Series D Preferred Dividends	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders – Basic	$(1,042,220)	$4,017,676

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$(1,034,720)	$4,025,176
Series D Preferred Dividends	(7,500)	(7,500)
Net Income (Loss) Attributable to Common Stockholders – Diluted	$(1,042,220)	$4,017,676

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,067,059	3,054,587

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,067,059	3,054,587
Weighted Average Common Shares Outstanding - Diluted	3,067,059	3,054,587

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.34)	$1.32
Diluted	$(0.34)	$1.32

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023

Land	$1,778,250	$1,778,250
Land Improvements	496,597	329,055
Buildings and Improvements	44,498,114	44,665,656
Furniture, Fixtures and Equipment	2,599,835	2,483,207
	49,372,796	49,256,168

Less: Accumulated Depreciation	(14,302,048)	(13,878,450)
Less: Impairment	(1,560,000)	(1,560,000)

Property and Equipment, net	$33,510,748	$33,817,718

	For the Three Months Ended March 31,
	2024	2023

Depreciation Expense (excluding Intangible Assets)	$423,599	$438,730

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2024, and December 31 2023:

	March 31, 2024	December 31, 2023
Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	29,328,787	29,570,185
Variable-Rate Mortgage Loans	4,637,955	4,675,585
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	7,957	15,105
Financed Insurance Premiums	756,453	875,027
Debt and Debt – Related Parties, Gross	37,397,152	37,801,902
Unamortized Discount and Debt Issuance Costs	(475,480)	(555,367)

Debt and Debt – Related Parties, Net of Discount	$36,921,672	$37,246,535

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,926,610	$11,170,100
Short term debt – Related Parties, Net	900,000	900,000
Long-Term Debt, Net	25,095,062	25,176,435

The weighted average interest rate and term of our debt are 3.84% and 12.79 years, respectively, as of March 31, 2023. The weighted average interest rate and term of our debt are 4.15% and 14.12 years, respectively, as of March 31, 2024.

Corporate Senior and Senior Secured Promissory Notes

As of March 31, 2024, and December 31, 2023, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to December 31, 2024 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the notes.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	March 31, 2024	December 31, 2023
Arkansas(1)	1	$5,000,000	$3,709,826	$3,739,786
Georgia (2)	5	$17,765,992	$15,325,521	$15,457,026
Ohio	1	$3,000,000	$2,543,200	$2,563,000
Oklahoma(3)	6	$13,181,325	$12,388,196	$12,485,958
	13	$38,947,317	$33,966,743	$34,245,770

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the periods ended March 31, 2024 and December 31, 2023, the Company recognized other income of $14,350 and $170,981, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 30, 2024 for both.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate and Other Debt

Other debt due at March 31, 2024 and December 31, 2023 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	March 31, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	30-Nov-25
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	7,957	15,105	8% Fixed	30-Nov-25
	$2,330,000	$898,957	$906,105

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

The Company’s corporate debt as of March 31, 2024, and December 31, 2023 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	March 31, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
11% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	10% Fixed	31-Dec-24
11% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	31-Dec-24
	$2,005,000	$1,775,000	$1,775,000

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

As of March 31, 2024, and December 31, 2023, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended March 31, 2024, and 2023, the Company declared $7,500 and $7,500 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of March 31, 2024 and December 31, 2023, the Company has 3,067,059 shares of common stock outstanding, respectively.

Common Stock Warrants

As of March 31, 2024, and December 31, 2023, the Company had 177,500 of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and weighted average remaining term of 0.75 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2024, and December 31, 2023 was $0. Activity for the three months ended March 31, 2023, related to common stock warrants is as follows:

	March 31, 2024
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	177,500	$5.00
Exercised	-	-
Expired	-	-

Ending Balance	177,500	$5.00

6. FACILITY LEASES

The following table summarizes leasing arrangements related to the Company’s healthcare facilities at March 31, 2024:

	Monthly Lease
Facility	Income (1)	Lease Expiration	Renewal Option if any
Goodwill Hunting LLC(1)	$53,675	February 1, 2027	Term may be extended for one additional five-year term

(1)	The lease became effective on February 1, 2017, and the facility began generating rental revenue thereafter.

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

7. COMMITMENTS AND CONTINGENCIES

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

8. SUBSEQUENT EVENTS

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025.

On May 1, 2024, the Company caused its wholly-owned subsidiary Goodwill Hunting, LLC, a Georgia limited liability company (“Seller”) to execute and deliver a definitive Purchase and Sale Agreement (“PSA”) with Bibb County Holdings II, LLC, a Georgia limited liability company (“Purchaser”); pursuant to which the Seller agreed to sell certain real property located in Macon, Bibb County, Georgia identified as Bibb County Tax Parcels P1030040, P1030254, P1030253, P1030043, P1030052, and P1030252 including that certain skilled nursing facility known as “Archway Transitional Care Center” located at 4373 Houston Avenue, Macon, Bibb County, 31206 (the “Archway Property”).

The purchase price to be paid by Purchaser for the Archway Property is Six Million Seven Hundred Fifty Thousand Dollars ($6,750,000), subject to certain prorations, holdbacks and adjustments customary in transactions of this nature.

Consummation of the PSA is contingent upon satisfactory completion of certain conditions customary in transactions of this nature. There can be no assurance that the PSA will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with the interim financial statements and notes thereto contained in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

Properties

As of March 31, 2024, we owned thirteen (13) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2024:

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

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Rental revenues for the three months ended March 31, 2024, and 2023 totaled $160,326 and $157,789. The Company also had healthcare revenue of $9,332,080 for the three months ended March 31, 2024, compared to $8,627,949 for the three months ended March 31, 2023. Healthcare revenues increased due to change in occupancy and patient mix. The Company had Healthcare Grant revenue of $0 compared to $819,933 for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease in healthcare grant revenues is primarily due to the healthcare grant revenues received from the State of Oklahoma ceased in May 2023. Our healthcare revenues will likely continue to decrease due to a decrease in Medicaid rates.

General and administrative expenses were $2,163,348 and $2,204,846, for the three months ended March 31, 2024 and 2023. The Company healthcare operations management has hired a contract CFO and Controller to support the corporate team and will continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $7,501,209 and $8,509,271 for the three months ended March 31, 2024 and 2023, respectively. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

Depreciation and amortization expense totaled $423,599 and $438,730 for the three months ended March 31, 2024 and 2023, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

Provision for credit losses totaled $100,514 and $423,180 for the three months ended March 31, 2024 and 2023, respectively. This decrease is related to a decrease in accounts receivable and the related accounts receivable over 60 days past due.

The Company had $630,330 of interest expense for the three months ended March 31, 2024, and $518,299 interest expense for the three months ended March 31, 2023. This increase is mainly due to a correction of the note payable principal and related interest expense.

The Company had income of $0 from employee retention credits for the three months ended March 31, 2024, and $6,350,533 for the three months ended March 31, 2023.

The Company had $291,874 of other income for the three months ended March 31, 2024, and $163,298 for the three months ended March 31, 2023. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Liquidity and Capital Resources and Going Concern

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2024, the Company had cash of $1,265,613 and restricted cash of $767,226. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

Cash provided by operating activities was $249,495 for the three months ended March 31, 2024, compared to cash used in operating activities of $66,995 for the three months ended March 31, 2023.

Cash used in investing activities was $116,629 for the three months ended March 31, 2024, compared to cash used in investing activities of $42,515 for the three months ended March 31, 2023.

Cash used in financing activities was $404,750 for the three months ended March 31, 2024 compared to cash used in financing activities of $107,347 for the three months ended March 31, 2023.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of March 31, 2023 and 2024, the Company reported $6,350,533 and $0 as other income in the accompanying condensed consolidated statement of operations. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of March 31, 2024, this receivable remains at $0.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of March 31, 2024, and 2023, there were no deferred lease incentives recorded.

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

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 January 1, 2023. We identified trade accounts receivable financial instruments that would be impacted by this adoption.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of March 31, 2023 and 2024, the Company reported $6,350,533 and $0 as other income in the accompanying condensed consolidated statement of operations. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of March 31, 2024, this receivable remains at $0.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of prior, current, and pending litigation of material significance to the Company, please see Note 7, Commitments and Contingencies, of this Form 10–Q.

Item 1A. Risk Factors

Not required for small reporting companies

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

SELECTIS HEALTH, INC

Date: May 15, 2024	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ James W. Creamer III
James W. Creamer III, Chief Financial Officer
(Principal Accounting Officer)

