Form 10-Q
period 2024-06-30
SELECTIS HEALTH, INC.
filed 2024-08-16
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒

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

Yes ☒ No ☐

As of August 16, 2024, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current Assets
Cash	$3,220,581	$1,484,599
Accounts Receivable, Net	2,188,073	2,091,536
Prepaid Expenses and Other Current Assets	586,414	1,380,570
Total Current Assets	5,995,068	4,956,705

Long Term Assets:
Restricted Cash	802,730	820,124
Property and Equipment, Net	28,855,644	33,817,718
Goodwill	1,076,908	1,076,908
Total Assets	$36,730,350	$40,671,455

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Liabilities	$6,722,171	$6,045,365
Dividends Payable	45,600	30,600
Short-Term Debt, Related Parties	900,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $459,485 and $524,704, respectively	10,596,535	11,170,100
Total Current Liabilities	18,264,306	18,146,065

Debt, Net of Discount of $0 and $30,663, respectively	21,600,065	25,176,435
Lease Security Deposit	85,150	312,750
Total Liabilities	$39,949,521	$43,635,250

Commitments and Contingencies
Equity:
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,067,059 Shares Issued and Outstanding at June 30, 2024 and December 31, 2023, respectively	153,352	153,352
Additional Paid-In Capital	13,852,028	13,852,028
Accumulated Deficit	(18,000,551)	(17,745,175)
Total Selectis Health, Inc. Stockholders’ Equity	(3,219,171)	(2,963,795)
Total Liabilities and Equity	$36,730,350	$40,671,455

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Rental Revenue	$161,026	$158,927	$321,352	$316,716
Healthcare Revenue	9,423,776	7,979,067	18,755,856	16,607,016
Healthcare Grant Revenue	-	790,820	-	1,610,753
Total Revenue	9,584,802	8,928,814	19,077,208	18,534,485
Expenses
Property Taxes, Insurance and Other Operating	7,416,442	7,425,852	14,917,651	15,935,123
General and Administrative	2,423,021	2,172,238	4,586,367	4,377,084
Provision for Bad Debts	99,721	474,955	200,236	898,135
Depreciation and Amortization	409,530	438,848	833,129	877,578
Total Expenses	10,348,714	10,511,893	20,537,383	22,087,920
(Loss) Income from Operations	(763,912)	(1,583,079)	(1,460,175)	(3,553,435)
Other Income (Expense)
Amortization of Debt Discount	(8,125)	-	(25,358)	-
Interest Expense, net	(577,584)	(567,413)	(1,190,681)	(1,085,712)
Income from Employee Retention Credits	-	-	-	6,350,533
Gain on Sale of an Asset	2,112,143	-	2,112,143	-
Other Income	31,822	49,724	323,695	213,022
Total Other Income (Expense)	1,558,256	(517,689)	1,219,799	5,477,843
Net Income (Loss)	794,344	(2,100,768)	(240,376)	1,924,408
Series D Preferred Dividends	(7,500)	(7,500)	(15,000)	(15,000)
Net Income (Loss) Attributable to Common Stockholders	$786,844	$(2,108,268)	$(255,376)	$1,909,408
Per Share Data:
Net Income (Loss) per Share Attributable to Common Stockholders, basic and diluted	$0.26	$(0.69)	$(0.08)	$0.63
Weighted Average Common Shares Outstanding, basic and diluted	3,067,059	3,054,587	3,067,059	3,054,587

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

Three Months Ended June 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, March 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,787,395)	$(4,006,015)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Income	-	-	-	-	-	-	-	794,344	794,344
Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)

Three Months Ended June 30, 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, March 31, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(9,726,517)	$4,970,511

Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)

Net Income	-	-	-	-	-	-	-	(2,100,768)	(2,100,768)

Balance, June 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(11,834,785)	$2,862,243

Six Months Ended June 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)
Net Loss	-	-	-	-	-	-	-	(240,376)	(240,376)
Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)

Six Months Ended June 30, 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835

Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)

Net Income	-	-	-	-	-	-	-	1,924,408	1,924,408

Balance, June 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(11,834,785)	$2,862,243

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(240,376)	$1,924,408
Adjustments to Reconcile Net Income (loss) to Net Cash Used in Operating Activities:
Other Income from Adjustment of Debt	-	(50,000)
Depreciation and Amortization	833,129	877,578
Amortization of Deferred Loan Costs and Debt Discount	95,882	291,688
Provision for Bad Debt	200,236	898,135
Gain on sale of an asset	(2,112,143)	-
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(296,773)	(568,877)
Prepaid Expenses and Other Assets	647,416	443,600
Employee Retention Credit Receivables	-	(6,095,157)
Accounts Payable and Accrued Liabilities	676,806	2,302,267
Lease Security Deposits	22,400	9,000
Cash Provided by (Used) in Operating Activities	(173,423)	32,642

Cash Flows From Investing Activities:
Sale of Land and Building	2,484,800	-
Capital Expenditures for Property and Equipment	(26,862)	(42,515)
Cash Provided By (Used) in Investing Activities	2,457,938	(42,515)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	-	501,006
Proceeds from Line of Credit	250,000
Payments on Debt, Non-Related Party	(815,927)	(1,198,609)
Dividends Paid on Preferred Stock	-	(6,900)
Cash Used in Financing Activities	(565,927)	(704,503)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,718,588	(714,376)
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,304,723	2,416,600
Cash and Cash Equivalents and Restricted Cash at End of the Period	$4,023,311	$1,702,224

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	1,083,056	275,725
Cash and Cash Equivalents	3,220,581	625,598
Restricted Cash	802,730	1,076,626
Total Cash and Cash Equivalents and Restricted Cash	4,023,311	1,702,224

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$15,000	$15,000
Payoff of Secured Fixed Rate Mortgage Loan	$3,736,029	$-
Financing of Insurance Premiums	$58,256	$673,935

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

For the six months ended June 30, 2024, the Company had negative operating cash flows of $173,423 and negative net working capital of $12.3 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$794,344	$(2,100,768)	$(240,376)	$1,924,408
Series D Preferred Dividends	(7,500)	(7,500)	(15,000)	(15,000
Net Income (Loss) Attributable to Common Stockholders – Basic	$786,844	$(2,108,268)	$(255,376)	$1,909,408

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$794,344	$(2,100,768)	$(240,376)	$1,924,408
Series D Preferred Dividends	(7,500)	(7,500)	(15,000)	(15,000
Net Income (Loss) Attributable to Common Stockholders – Diluted	$786,844	$(2,108,268)	$(255,376)	$1,909,408

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,067,059	3,054,587	3,067,059	3,054,587

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,067,059	3,054,587	3,067,059	3,054,587
Weighted Average Common Shares Outstanding - Diluted	3,067,059	3,054,587	3,067,059	3,054,587

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.26	$(0.69)	$(0.08)	$0.63
Diluted	$0.26	$(0.69)	$(0.08)	$0.63

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023

Land	$1,598,250	$1,778,250
Land Improvements	496,597	329,055
Buildings and Improvements	38,448,167	44,665,656
Furniture, Fixtures and Equipment	2,434,835	2,483,207
	42,977,849	49,256,168

Less: Accumulated Depreciation	(12,562,205)	(13,878,450)
Less: Impairment	(1,560,000)	(1,560,000)

Property and Equipment, net	$28,855,644	$33,817,718

	For the Six Months Ended June 30,
	2024	2023

Depreciation Expense (excluding Intangible Assets)	$833,129	$877,578

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2024, and December 31 2023:

	June 30, 2024	December 31, 2023
Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	25,516,207	29,570,185
Variable-Rate Mortgage Loans	4,755,815	4,675,585
Other Debt, Subordinated Secured	741,000	741,000
Other Debt, Subordinated Secured - Related Parties	150,000	150,000
Other Debt, Subordinated Secured - Seller Financing	7,957	15,105
Line of Credit	250,000	-
Financed Insurance Premiums	360,106	875,027
Debt and Debt – Related Parties, Gross	33,556,085	37,801,902
Unamortized Discount and Debt Issuance Costs	(459,485)	(555,367)

Debt and Debt – Related Parties, Net of Discount	$33,096,600	$37,246,535

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,596,535	$11,170,100
Short term debt – Related Parties, Net	900,000	900,000
Long-Term Debt, Net	21,600,065	25,176,435

The weighted average interest rate and term of our fixed rate debt are 4.14% and 12.23 years, respectively, as of June 30, 2024. The weighted average interest rate and term of our variable rate debt are 5.75% and 14.12 years, respectively, as of June 30, 2024.

Corporate Senior and Senior Secured Promissory Notes

As of June 30, 2024, and December 31, 2023, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to December 31, 2024 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the notes.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

		June 30, 2024			December 31, 2023
State	Number of Properties	Total Face Amount	Principal Amount Due	Number of Properties	Total Face Amount	Principal Amount Due
Arkansas¹	1	$5,000,000	$3,810,694	1	$5,000,000	$3,739,786
Georgia²	4	13,497,114	11,569,361	5	17,765,992	15,457,026
Ohio	1	3,000,000	2,537,200	1	3,000,000	2,563,000
Oklahoma³	6	13,181,325	12,354,767	6	13,181,325	12,485,958
	12	$34,678,439	$30,272,022	13	$38,947,317	$34,245,770

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the periods ended June 30, 2024 and December 31, 2023, the Company recognized other income of $51,982 and $170,981, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 30, 2024 for both. The Company is currently negotiating a renewal for both loans received 90 day extensions on both to August 31, 2024 while the renewals are in process.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate and Other Debt

Other debt due at June 30, 2024 and December 31, 2023 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	June 30, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$741,000	$741,000	13% Fixed	30-Nov-25
Goodwill Nursing Home – Related Party	150,000	150,000	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	7,957	15,105	8% Fixed	30-Nov-25
	$2,330,000	$898,957	$906,105

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

The Company’s corporate debt as of June 30, 2024, and December 31, 2023 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	June 30, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
11% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	10% Fixed	31-Dec-24
11% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	31-Dec-24
	$2,005,000	$1,775,000	$1,775,000

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for an secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. As of June 30, 2023, the balance outstanding on the line of credit is $250,000 and the amount available is $500,000.

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

As of June 30, 2024, and December 31, 2023, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of June 30, 2024 and December 31, 2023, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended June 30, 2024, and 2023, the Company declared $7,500 and $7,500 in preferred dividends, respectively. For the six months ended June 30, 2024, and 2023, the Company declared $15,000 and $15,000 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of June 30, 2024 and December 31, 2023, the Company has 3,067,059 shares of common stock outstanding, respectively.

Common Stock Warrants

As of June 30, 2024, and December 31, 2023, the Company had 177,500 of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and weighted average remaining term of 0.50 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2024, and December 31, 2023 was $0. Activity for the six months ended June 30, 2024 , related to common stock warrants is as follows:

	June 30, 2024
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	177,500	$5.00
Exercised	-	-
Expired	-	-

Ending Balance	177,500	$5.00

Common Stock Options

As of June 30, 2024 and December 31, 2023, the Company had a total of 30,000 outstanding options to purchase common stock at an exercise price of $6.00 per share and weighted average remaining term of 0.50 years and 1.0 years, respectively. The aggregate intrinsic value of common stock options outstanding as of June 30, 2024 and December 31, 2023 was $0. Activity for the six months ended June 30, 2024, related to common stock options is as follows:

	June 30, 2024
	Number of	Weighted Average
	Options	Exercise Price

Beginning Balance	30,000	$6.00
Exercised	-	-
Expired	-	-

Ending Balance	30,000	$6.00

6. FACILITY LEASES

Lessees are responsible for payment of insurance, taxes, and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses.

7. SALE OF GOODWILL HUNTING

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

The purchase price paid by Purchaser for the Archway Property is Six Million Seven Hundred Fifty Thousand Dollars ($6,750,000).

A summary of the sale is as follows:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,736,029
G&A Closing Costs	257,701

Sale Total	$6,750,000

As part of the sale of the property, the Company recorded a gain on the sale of the property. A summary of the gain is as follows:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

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

Properties

As of June 30, 2024, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2024:

				Total Square Feet		# of Beds
				Operating	Leased
			Leased	Square	Square	Operating	Leased
State	Properties	Operations	Operations	Feet	Feet	Beds	Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia	4	4	-	78,197	-	382	-
Ohio	1	-	-	27,500	-	99	-
Oklahoma	6	5	-	162,976	-	412	-
Total	12	9	1	268,673	40,737	893	141

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Rental revenues for the three months ended June 30, 2024, and 2023 totaled $161,026 and $158,927. The Company also had healthcare revenue of $9,423,776 for the three months ended June 30, 2024, compared to $7,979,067 for the three months ended June 30, 2023. Healthcare revenues increased due to change in occupancy, patient mix and Medicaid rates. The Company had Healthcare Grant revenue of $0 compared to $790,820 for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease in healthcare grant revenues is primarily due to the healthcare grant revenues received from the State of Oklahoma ceased in May 2023.

General and administrative expenses were $2,423,021 and $2,172,238, for the three months ended June 30, 2024 and 2023. The Company healthcare operations management has hired a contract CFO, Controller and two Corporate Staff Accountants to support the corporate team and will continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $7,416,442 and $7,425,852 for the three months ended June 30, 2024 and 2023, respectively. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

Depreciation and amortization expense totaled $409,530 and $438,848 for the three months ended June 30, 2024 and 2023, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

Provision for credit losses totaled $99,721 and $474,955 for the three months ended June 30, 2024 and 2023, respectively. This decrease is related to a decrease in accounts receivable and the related accounts receivable over 60 days past due.

The Company had $577,584 of interest expense for the three months ended June 30, 2024, and $567,413 interest expense for the three months ended June 30, 2023. This increase is mainly due to the recognition of final interest recorded from the sale of the Goodwill Hunting property.

The Company had income of $0 from employee retention credits for the three months ended June 30, 2024 and 2023.

The Company had $31,822 of other income for the three months ended June 30, 2024, and $49,724 for the three months ended June 30, 2023. In addition, the Company recorded $2,112,143 in a gain on the sale of our Goodwill Hunting property for the three months ended June 30,2024 and $0 for the three months ended June 30, 2023.

Summary below of the sale of the Goodwill Hunting property:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Rental revenues for the six months ended June 30, 2024, and 2023 totaled $321,352 and $316,716. The Company also had healthcare revenue of $18,755,856 for the six months ended June 30, 2024, compared to $16,607,016 for the six months ended June 30, 2023. Healthcare revenues increased due to change in occupancy, patient mix and Medicaid rates. The Company had Healthcare Grant revenue of $0 compared to $1,610,753 for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease in healthcare grant revenues is primarily due to the healthcare grant revenues received from the State of Oklahoma ceased in May 2023. Our healthcare revenues will likely continue to decrease due to a decrease in Medicaid rates.

General and administrative expenses were $4,586,367 and $4,377,084, for the six months ended June 30, 2024 and 2023. The Company healthcare operations management has hired a contract CFO, Controller and two Corporate Staff Accountants to support the corporate team and will continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $14,917,651 and $15,935,123 for the six months ended June 30, 2024 and 2023, respectively. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

Depreciation and amortization expense totaled $833,129 and $877,578 for the six months ended June 30, 2024 and 2023, respectively. This decrease is related to an increase in fully depreciated assets as compared to the same period in the prior year.

Provision for credit losses totaled $200,236 and $898,135 for the six months ended June 30, 2024 and 2023, respectively. This decrease is related to a decrease in accounts receivable and the related accounts receivable over 60 days past due.

The Company had $1,190,681 of interest expense for the six months ended June 30, 2024, and $1,085,712 interest expense for the six months ended June 30, 2023. This increase is mainly due to the recognition of final interest recorded from the sale of the Goodwill Hunting property.

The Company had income of $0 and $6,350,533 from employee retention credits for the six months ended June 30, 2024 and 2023.

The Company had $323,695 of other income for the six months ended June 30, 2024, and $213,022 for the six months ended June 30, 2023. As part of other income for both periods presented, the Company recorded the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

The Company recorded $2,112,143 in a gain on the sale of our Goodwill Hunting property for the six months ended June 30,2024 and $0 for the six months ended June 30, 2023.

Summary below of the sale of the Goodwill Hunting property:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

Liquidity and Capital Resources and Going Concern

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

At June 30, 2024, the Company had cash of $3,220,581 and restricted cash of $802,730. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

Cash used in operating activities was $173,423 for the six months ended June 30, 2024, compared to cash provided by operating activities of $32,642 for the six months ended June 30, 2023.

Cash provided by investing activities was $2,457,938 for the six months ended June 30, 2024, compared to cash used in investing activities of $42,515 for the six months ended June 30, 2023.

Cash used in financing activities was $565,927 for the six months ended June 30, 2024 compared to cash used in financing activities of $704,503 for the six months ended June 30, 2023.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of June 30, 2024, this receivable remains at $0.

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of June 30, 2024, and 2023, there were no deferred lease incentives recorded.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of June 30, 2024, this receivable remains at $0.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the period presented. The most critical estimates relate to the useful life and impairment of intangible assets and allowance for doubtful accounts. The Company regularly will assess these estimates and, while actual results may differ, management believes that the estimates are reasonable.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC

Date: August 16, 2024	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2024	By:	/s/ James W. Creamer III
James W. Creamer III, Chief Financial Officer
(Principal Accounting Officer)

