Form 10-K/A
period 2023-12-31
SELECTIS HEALTH, INC.
filed 2024-10-04
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits, See Part IV

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K is being filed solely to furnish the updated financial information in the following sections:

1.	Item9A Controls and Procedures to state managements conclusion regarding internal control over financial reporting as of December 31, 2023.
2.	Exhibits 32.1 and 32.2 to revised the period ending date from December 31, 2022 to December 31, 2023.

2

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our internal controls over financing reporting were not effective as of December 31, 2023 due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Adam Desmond	53	CEO & Director	2023/2017
Jim Creamer	59	CFO	2023
Andy Sink	55	Director	2022
David Furstenberg	62	Director	2022
Clifford Neuman	75	Director	2023

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

(2)

On October 31, 2023, Mr. Baller tendered his resignation as President, Chief Operating Officer and a member of the Board of Directors effective November 13, 2023. Adam Desmond, a current Board member agreed to be appointed Chief Executive Officer.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Adam Desmond, CEO	2023	$27,303	-	-	-	-	-	-	$27,303

Jim Creamer, CFO	2023	$15,000	-	-	-	-	-	-	$15,000

Lance Baller, Former CEO	2023	$125,000	-	-	-	-	-	-	$125,000
	2022	$150,000	$50,000	-	-	-	-	-	$200,000

Christopher Barker, Former President & COO	2023	$61,467	-	-	-	-	-	-	$61,467
	2022	$150,000	$50,000	-	-	-	-	-	$200,000

Brandon Thall, Former CFO	2022	$32,769	-	-	-	-	-	-	$32,769

Mary Lucus, Former CFO	2023	$34,757		-	-	-	-	-	$34,757
	2022	$128,388	$10,500	-	-	-	-	-	$138,888

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

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

SELECTIS HEALTH, INC.

Date: October 4, 2024	By:	/s/ Adam Desmond
Adam Desmond
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Desmond
Adam Desmond	Director and Chief Executive Officer (Principal Executive Officer)	October 4, 2024

/s/James W Creamer III
James W Creamer III	Chief Financial Officer (Principal Executive Officer)	October 4, 2024

/s/ Clifford Neuman
Clifford Neuman	Director	October 4, 2024

/s/ David J Furstenberg
David J Furstenberg	Director	October 4, 2024

46