Form 10-Q
period 2024-09-30
SELECTIS HEALTH, INC.
filed 2024-11-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☒ No ☐

As of November 13, 2024, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current Assets
Cash	$984,373	$1,484,599
Accounts Receivable, Net	1,904,432	2,091,536
Prepaid Expenses and Other Current Assets	644,353	1,380,570
Total Current Assets	3,533,158	4,956,705

Long Term Assets:
Restricted Cash	838,223	820,124
Property and Equipment, Net	28,480,891	33,817,718
Goodwill	1,076,908	1,076,908
Total Assets	$33,929,180	$40,671,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts Payable and Accrued Liabilities	$6,481,446	$6,045,365
Dividends Payable	53,100	30,600
Short-Term Debt, Related Parties	900,000	900,000
Current Maturities of Long-Term Debt, Net of Discount of $455,711 and $524,704, respectively	12,761,635	11,170,100
Total Current Liabilities	20,196,181	18,146,065

Debt, Net of Discount of $0 and $30,663, respectively	18,465,042	25,176,435
Lease Security Deposit	101,750	312,750
Total Liabilities	$38,762,973	$43,635,250

Commitments and Contingencies
Stockholders’ Equity (deficit):
Preferred Stock:
Series A - No Dividends, $2.00 Stated Value, Non-Voting; 2,000,000 Shares Authorized, 200,500 Shares Issued and Outstanding	401,000	401,000
Series D - 8% Cumulative, Convertible, $1.00 Stated Value, Non-Voting; 1,000,000 Shares Authorized, 375,000 Shares Issued and Outstanding	375,000	375,000

Common Stock - $0.05 Par Value; 800,000,000 Shares Authorized, 3,067,059 Shares Issued and Outstanding	153,352	153,352
Additional Paid-In Capital	13,852,028	13,852,028
Accumulated Deficit	(19,615,173)	(17,745,175)
Total Selectis Health, Inc. Stockholders’ Equity	(4,833,793)	(2,963,795)
Total Liabilities and Stockholders’ Equity (deficit)	$33,929,180	$40,671,455

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Rental Revenue	$-	$158,927	$321,352	$475,643
Healthcare Revenue	10,016,416	8,886,529	28,772,271	25,493,545
Healthcare Grant Revenue	-	-	-	1,610,753
Total Revenue	10,016,416	9,045,456	29,093,623	27,579,941
Expenses
Property Taxes, Insurance and Other Operating	7,573,735	7,698,266	22,491,386	23,633,389
General and Administrative	2,395,897	3,133,797	6,982,262	7,510,881
Provision for Bad Debts	844,429	269,197	1,044,665	1,167,332
Depreciation and Amortization	374,118	357,868	1,207,247	1,235,446
Total Expenses	11,188,179	11,459,128	31,725,560	33,547,048
Loss from Operations	(1,171,763)	(2,413,672)	(2,631,937)	(5,967,107)
Other Income (Expense)
Amortization of Debt Discount	(3,774)	-	(29,133)	-
Interest Expense, net	(471,356)	(408,211)	(1,662,037)	(1,493,923)
Income from Employee Retention Credits	-	516,226	-	6,866,759
Gain on Sale of an Asset	-	-	2,112,143	-
Other Income	39,771	43,325	363,466	256,347
Total Other Income (Expense)	(435,359)	151,340	784,439	5,629,183
Net Loss	(1,607,122)	(2,262,332)	(1,847,498)	(337,924)
Series D Preferred Dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net Loss Attributable to Common Stockholders	$(1,614,622)	$(2,269,832)	$(1,869,998)	$(360,424)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders, basic and diluted	$(0.52)	$(0.74)	$(0.60)	$(0.11)
Weighted Average Common Shares Outstanding, basic and diluted	3,067,059	3,054,587	3,067,059	3,054,587

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

Three Months Ended September 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(1,607,122)	(1,607,122)
Balance, September 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(19,615,173)	$(4,833,793)

Three Months Ended September 30, 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(11,834,785)	$2,862,243

Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)

Issuance of Warrants	-	-	-	-	-	-	84,352	-	84,352
Net Loss	-	-	-	-	-	-	-	(2,262,332)	(2,262,332)
Balance, September 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,852,652	$(14,104,617)	$676,763

Nine Months Ended September 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)
Net Loss	-	-	-	-	-	-	-	(1,847,498)	(1,847,498)
Balance, September 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(19,615,173)	$(4,833,793)

Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835

Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)

Issuance of Warrants	-	-	-	-	-	-	84,352	-	84,352
Net Loss	-	-	-	-	-	-	-	(337,924)	(337,924)
Balance, September 30, 2023	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,852,652	$(14,104,617)	$676,763

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(1,847,498)	$(337,924)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Other Income from Adjustment of Debt	-	(50,000)
Depreciation and Amortization	1,207,247	1,235,446
Amortization of Deferred Loan Costs and Debt Discount	99,656	343,326
Provision for Loan Losses	1,044,665	1,167,332
Gain on sale of an asset	(2,112,143)	-
Changes in Operating Assets and Liabilities, Net of Assets and Liabilities Acquired:
Accounts and Rents Receivable	(857,561)	(291,075)
Prepaid Expenses and Other Assets	589,477	798,764
Employee Retention Credit Receivables	-	(1,257,980)
Accounts Payable and Accrued Liabilities	436,081	771,002
Lease Security Deposits	39,000	12,000
Cash Provided by (Used) in Operating Activities	(1,401,076)	2,390,891

Cash Flows From Investing Activities:
Sale of Land and Building	2,484,800	-
Capital Expenditures for Property and Equipment	(26,227)	(27,891)
Cash Provided By (Used) in Investing Activities	2,458,573	(27,891)

Cash Flows From Financing Activities:
Proceeds from Issuance of Debt, Non-Related Party	371,683	501,006
Proceeds from Line of Credit	250,000
Payments on Debt, Non-Related Party	(2,161,307)	(2,286,679)
Debt Discount-Warrants	-	84,352
Dividends Paid on Preferred Stock	-	(6,900)
Cash Used in Financing Activities	(1,539,624)	(1,708,221)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(482,127)	654,779
Cash and Cash Equivalents and Restricted Cash at Beginning of the Period	2,304,723	2,416,600
Cash and Cash Equivalents and Restricted Cash at End of the Period	$1,822,596	$3,071,379

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	1,555,703	1,150,597
Cash and Cash Equivalents	984,373	1,971,732
Restricted Cash	838,223	1,099,647
Total Cash and Cash Equivalents and Restricted Cash	1,822,596	3,071,379

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends Declared on Series D Preferred Stock	$22,500	$22,500
Payoff of Secured Fixed Rate Mortgage Loan	$3,736,029	$-
Financing of Insurance Premiums	$429,939	$817,749

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

For the nine months ended September 30, 2024, the Company had negative operating cash flows of $1,401,076 and negative net working capital of $16.7 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure requirements for entities with a single reportable segment. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of the updated requirements, but based on current understanding, does not expect a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$(1,607,122)	$(2,262,332)	$(1,847,498)	$(337,924)
Series D Preferred Dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net Income (Loss) Attributable to Common Stockholders – Basic	$(1,614,622)	$(2,269,832)	$(1,869,998)	$(360,424)

Numerator for diluted earnings per share:
Net Income (Loss) Attributable to Common Stockholders	$(1,607,122)	$(2,262,332)	$(1,847,498)	$(337,924)
Series D Preferred Dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net Income (Loss) Attributable to Common Stockholders – Diluted	$(1,614,622)	$(2,269,832)	$(1,869,998)	$(360,424)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,067,059	3,054,587	3,067,059	3,054,587

Denominator for diluted earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,067,059	3,054,587	3,067,059	3,054,587
Weighted Average Common Shares Outstanding - Diluted	3,067,059	3,054,587	3,067,059	3,054,587

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.52)	$(0.74)	$(0.60)	$(0.11)
Diluted	$(0.52)	$(0.74)	$(0.60)	$(0.11)

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023

Land	$1,598,250	$1,778,250
Land Improvements	496,597	329,055
Buildings and Improvements	38,448,168	44,665,656
Furniture, Fixtures and Equipment	2,434,199	2,483,207
	42,977,214	49,256,168

Less: Accumulated Depreciation	(12,936,323)	(13,878,450)
Less: Impairment	(1,560,000)	(1,560,000)

Property and Equipment, net	$28,480,891	$33,817,718

	For the Nine Months Ended September 30,
	2024	2023

Depreciation Expense (excluding Intangible Assets)	$1,207,247	$1,235,446

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2024, and December 31 2023:

	September 30, 2024	December 31, 2023
Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	25,279,295	29,570,185
Variable-Rate Mortgage Loans	4,716,727	4,675,585
Other Debt, Subordinated Secured	173,500	741,000
Other Debt, Subordinated Secured - Related Parties	-	150,000
Other Debt, Subordinated Secured - Seller Financing	7,957	15,105
Line of Credit	250,000	-
Financed Insurance Premiums	379,909	875,027
Debt and Debt – Related Parties, Gross	32,582,388	37,801,902
Unamortized Discount and Debt Issuance Costs	(455,711)	(555,367)

Debt and Debt – Related Parties, Net of Discount	$32,126,677	$37,246,535

As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$12,761,635	$11,170,100
Short term debt – Related Parties, Net	900,000	900,000
Long-Term Debt, Net	18,465,042	25,176,435

Corporate Senior and Senior Secured Promissory Notes

As of September 30, 2024, and December 31, 2023, the senior secured notes are subject to annual interest ranging from 10% to 11% with an original maturity date of October 31, 2021. These notes were extended to December 31, 2024 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which will be amortized over the new life of the notes.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

		September 30, 2024			December 31, 2023
State	Number of Properties	Total Face Amount	Principal Amount Due	Number of Properties	Total Face Amount	Principal Amount Due
Arkansas¹	1	$5,000,000	$3,777,500	1	$5,000,000	$3,739,786
Georgia²	4	13,497,114	11,457,705	5	17,765,992	15,457,026
Ohio	1	3,000,000	2,517,400	1	3,000,000	2,563,000
Oklahoma³	6	13,181,325	12,243,417	6	13,181,325	12,485,958
	12	$34,678,439	$29,996,022	13	$38,947,317	$34,245,770

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the periods ended September 30, 2024 and December 31, 2023, the Company recognized other income of $74,360 and $170,981, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 30, 2024 for both. The Company is currently negotiating a refinance for both loans received 60 day forbearances on both to December 31, 2024.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38%.

Subordinated, Corporate and Other Debt

Other debt due at September 30, 2024 and December 31, 2023 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	September 30, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$741,000	13% Fixed	30-Nov-25
Goodwill Nursing Home – Related Party	150,000	-	150,000	13% Fixed	30-Nov-25
Higher Call Nursing Center (1)	150,000	7,957	15,105	8% Fixed	30-Nov-25
	$2,330,000	$181,457	$906,105

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

The Company’s corporate debt as of September 30, 2024, and December 31, 2023 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	September 30, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
11% Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	10% Fixed	31-Dec-24
11% Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	10% Fixed	31-Dec-24
	$2,005,000	$1,775,000	$1,775,000

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. As of September 30, 2024, the balance outstanding on the line of credit is $250,000 and the amount available is $500,000.

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

As of September 30, 2024, and December 31, 2023, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of September 30, 2024 and December 31, 2023, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended September 30, 2024, and 2023, the Company declared $7,500 and $7,500 in preferred dividends, respectively. For the nine months ended September 30, 2024, and 2023, the Company declared $22,500 and $22,500 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 50,000,000 shares of $0.05 par value, Common Stock. As of September 30, 2024 and December 31, 2023, the Company has 3,067,059 shares of common stock outstanding, respectively.

Common Stock Warrants

As of September 30, 2024, and December 31, 2023, the Company had 177,500 of outstanding warrants to purchase common stock at a weighted average exercise price of $5.00 and weighted average remaining term of 0.25 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of September 30, 2024, and December 31, 2023 was $0. Activity for the nine months ended September 30, 2024 , related to common stock warrants is as follows:

	September 30, 2024
	Number of	Weighted Average
	Warrants	Exercise Price

Beginning Balance	177,500	$5.00
Exercised	-	-
Expired	-	-

Ending Balance	177,500	$5.00

Common Stock Options

As of September 30, 2024 and December 31, 2023, the Company had a total of 30,000 outstanding options to purchase common stock at an exercise price of $6.00 per share and weighted average remaining term of 0.25 years and 1.0 years, respectively. The aggregate intrinsic value of common stock options outstanding as of September 30, 2024 and December 31, 2023 was $0. Activity for the nine months ended September 30, 2024, related to common stock options is as follows:

	September 30, 2024
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

7. SALE OF GOODWILL HUNTING

Effective June 18, 2024, Selectis Health, Inc, a Utah corporation (the “Company”), announced that its wholly-owned subsidiary, Goodwill Hunting, LLC (the “Seller”), has consummated and closed the sale of property located in Macon, Bibb County, Georgia, including the skilled nursing facility known as Archway Transitional Care Center1 (collectively, “the Archway Property”). In accordance with the original Purchase and Sale Agreement (the “PSA”) executed on May 1, 2024, Bibb County Holdings II, LLC (the “Purchaser”) has purchased the Archway Property for $6.75 million. The sale was completed on June 18, 2024.

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

None

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

Properties

As of September 30, 2024, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2024:

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

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

Rental revenues for the three months ended September 30, 2024, and 2023 totaled $0 and $158,927. This decrease was due to the sale of our Archway Property in June with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue will continue to be $0 going forward. The Company also had healthcare revenue of $10,016,416 for the three months ended September 30, 2024, compared to $8,886,529 for the three months ended September 30, 2023. Healthcare revenues increased due to change in occupancy, patient mix and Medicaid rates. The Company had Healthcare Grant revenue of $0 and $0 for the three months ended September 30, 2024 and September 30, 2023, respectively.

General and administrative expenses were $2,395,897 and $3,133,797 for the three months ended September 30, 2024 and 2023. In 2024, the Company healthcare operations management has hired a contract CFO, Controller, two Corporate Staff Accountants, and administration assistant to support the corporate team and will continue to aid the facilities in delivering world class care. This addition is offset by a decrease in contract services that were used in 2023 and not in 2024.

Property taxes, insurance, and other operating expenses totaled $7,573,735 and $7,698,266 for the three months ended September 30, 2024 and 2023, respectively. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

Depreciation and amortization expense totaled $374,118 and $357,868 for the three months ended September 30, 2024 and 2023, respectively.

Provision for credit losses totaled $844,429 and $269,197 for the three months ended September 30, 2024 and 2023, respectively. This increase is related to an increase in accounts receivable and the related accounts receivable over 60 days past due.

The Company had $471,356 of interest expense for the three months ended September 30, 2024, and $408,211 interest expense for the three months ended September 30, 2023. This increase is mainly due to the extension of several fixed rate mortgages. These were partially offset by the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $24,000 per month.

The Company had income of $0 and $516,226 from employee retention credits for the three months ended September 30, 2024 and 2023, respectively.

The Company had $39,771 of other income for the three months ended September 30, 2024, and $43,325 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Rental revenues for the nine months ended September 30, 2024, and 2023 totaled $321,352 and $475,643. This decrease was due to the sale of our Archway Property in June with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue will continue to be $0 going forward. The Company also had healthcare revenue of $28,772,271 for the nine months ended September 30, 2024, compared to $25,493,545 for the nine months ended September 30, 2023. Healthcare revenues increased due to change in occupancy, patient mix and Medicaid rates. The Company had Healthcare Grant revenue of $0 compared to $1,610,753 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in healthcare grant revenues is primarily due to the healthcare grant revenues received from the State of Oklahoma ceased in May 2023. Our healthcare revenues will likely continue to decrease due to a decrease in Medicaid rates.

General and administrative expenses were $6,982,262 and $7,510,881, for the nine months ended September 30, 2024 and 2023. The Company healthcare operations management has hired a contract CFO, Controller, two Corporate Staff Accountants and administrative assistant to support the corporate team and will continue to aid the facilities in delivering world class care.

Property taxes, insurance, and other operating expenses totaled $22,491,386 and $23,633,389 for the nine months ended September 30, 2024 and 2023, respectively. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

Depreciation and amortization expense totaled $1,207,247 and $1,235,446 for the nine months ended September 30, 2024 and 2023, respectively. This decrease is mainly due to the sale of the Company’s Goodwill Hunting property.

Provision for credit losses totaled $1,044,665 and $1,167,332 for the nine months ended September 30, 2024 and 2023, respectively. This decrease is related to a decrease in accounts receivable and the related accounts receivable over 60 days past due.

The Company had $1,662,037 of interest expense for the nine months ended September 30, 2024, and $1,493,923 interest expense for the nine months ended September 30, 2023. This increase is mainly due to the extension of several fixed rate mortgages. These were partially offset by the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $24,000 per month.

The Company had income of $0 and $6,866,759 from employee retention credits for the nine months ended September 30, 2024 and 2023.

The Company had $363,466 of other income for the nine months ended September 30, 2024, and $256,347 for the nine months ended September 30, 2023. As part of other income for both periods presented, the Company recorded the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

The Company recorded $2,112,143 in a gain on the sale of our Goodwill Hunting property for the nine months ended September 30,2024 and $0 for the nine months ended September 30, 2023.

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

For the nine months ended September 30, 2024, the Company had negative operating cash flows of $1,401,076 and negative net working capital of $16.7 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern.

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

At September 30, 2024, the Company had cash of $984,373 and restricted cash of $838,223. Our restricted cash is to be spent on insurance, taxes, repairs, and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

Cash used in operating activities was $1,401,076 for the nine months ended September 30, 2024, compared to cash provided by operating activities of $2,390,891 for the nine months ended September 30, 2023.

Cash provided by investing activities was $2,458,573 for the nine months ended September 30, 2024, compared to cash used in investing activities of $27,891 for the nine months ended September 30, 2023.

Cash used in financing activities was $1,539,624 for the nine months ended September 30, 2024 compared to cash used in financing activities of $1,708,221 for the nine months ended September 30, 2023.

Effective June 18, 2024, Selectis Health, Inc, a Utah corporation (the “Company”), announced that its wholly-owned subsidiary, Goodwill Hunting, LLC (the “Seller”), has consummated and closed the sale of property located in Macon, Bibb County, Georgia, including the skilled nursing facility known as Archway Transitional Care Center1 (collectively, “the Archway Property”). In accordance with the original Purchase and Sale Agreement (the “PSA”) executed on May 1, 2024, Bibb County Holdings II, LLC (the “Purchaser”) has purchased the Archway Property for $6.75 million. The sale was completed on June 18, 2024.

The transaction provided the Company with net cash proceeds of $2,484,800, of which $833,213 was used to redeem investor notes related to the Archway Property, leaving $1,651,587 for the Company to fund operations and general and administrative expenses.

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of September 30, 2024, this net receivable remains at $0.

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

Critical Accounting Estimates

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

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of September 30, 2024, and 2023, there were no deferred lease incentives recorded.

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

Measurement of Credit Losses

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

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,350,533. As of December 31, 2023, the Company recorded an employee retention credits receivable of $1,257,952. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable. As of September 30, 2024, this receivable remains at $0.

Recently Issued Accounting Pronouncements

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2024. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC

Date: November 14, 2024	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ James W. Creamer III
James W. Creamer III, Chief Financial Officer
(Principal Accounting Officer)

