Form 10-K
period 2024-12-31
SELECTIS HEALTH, INC.
filed 2025-04-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller growth company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Emerging growth company ☒
Smaller reporting company ☒

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

The aggregate market value of the 2,373,701 shares of voting and non-voting common equity held by non-affiliates as of June 28, 2024 was $4,747,402 computed by reference to the price at which the common equity was last sold at June 28, 2024.

The number of shares outstanding of the registrant’s common stock as of April 11, 2025 is 3,067,059.

SELECTIS HEALTH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions;
*	expectations regarding competition from other companies;
*	the duration and scope of the COVID-19 pandemic;
*	the impact of the COVID-19 pandemic on occupancy rates and on the operations of the Company’s facilities and its operators/tenants;
*	Actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our properties and our operations and the operations of our operations/tenants;
*	The effects of health and safety measures adopted by us and our operations/tenants in response to the COVID-19 pandemic;
*	Increased operational costs because of health and safety measures related to COVID-19;
*	The impact of the COVID-19 pandemic on the business and financial conditions of our operations/tenants and their ability to pay rent;
*	Disruptions to our property acquisition and disposition activities due to economic uncertainty caused by COVID-19; and
*	General economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth.

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

We acquire, develop, lease and manage healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare operations: (i) senior housing (including independent and assisted living), (ii) post-acute/skilled nursing. We will make investments within our healthcare operations using the following six investment products: (i) direct ownership of properties and (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

The Company owns 12 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations through newly created independent operating subsidiaries. In the future, the Company intends to own and operate all future facilities. As of December 31, 2024, the Company, through wholly-owned subsidiaries, operates nine healthcare facilities.

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

Portfolio Diversification

We believe in maintaining a portfolio of healthcare investments diversified by operational type, geography, operator, tenant, and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing this strategy of diversification, we will monitor, but will not limit, our investments based on the percentage of our total assets that may be invested in any one property, or geographic location, or the number of properties which we may lease to a single operator or tenant. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

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

Healthcare Operations

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

Effective December 31 2024, the Company again renegotiated the Senior Secured Notes. The new terms are for 13% interest through December 31 2025, with certain events triggering earlier redemption. The 177,500 previously issued warrants were also extended through December 31 2025 and the exercise price reduced to $2.25 per share.

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In October 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. As of December 31, 2024, the balance outstanding on the line of credits are $799,752 and the amount available is approximately $700,000.

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

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio will be subject to extensive federal, state, and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and our ability to expand or operate effectively.

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

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. Funds have been allocated since 2020 in targeted and general distributions, the latter over four phases. In September 2021, HHS announced the release of $25.5 billion in phase four provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act, with payments that began in December 2021. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. We do not expect our operators to receive additional funding from HHS.

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

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020 through March 30, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration went into effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031 and gradually increases to 4% from 2030 through 2031.

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

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the PHE, only certain states passed any of that specifically on to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 30, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both programs came with conditions that states had to meet to eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

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

Medicare. On July 29, 2022, CMS issued a final rule regarding the government fiscal year 2023 Medicare payment rates and quality payment programs for SNFs, with aggregate Medicare Part A payments projected to increase by $904 million, or 2.7%, for fiscal year 2023 compared to fiscal year 2022. This estimated reimbursement increase is attributable to a 3.9% market basket increase factor plus a 1.5 percentage point market basket forecast error adjustment and less than a 0.3 percentage point productivity adjustment, as well as a $780 million decrease in the SNF prospective payment system rates as a result of the recalibrated parity adjustment described below, which is being phased in over two years. The annual update is reduced by two percentage points for SNFs that fail to submit required quality data to CMS under the SNF Quality Reporting Program. CMS has indicated that these impact figures did not incorporate the SNF Value-Based Program reductions that are estimated to be $186 million in fiscal year 2023. While Medicare reimbursement rate setting, which takes effect annually each October, has historically included forecasted inflationary adjustments, the degree to which those forecasts accurately reflect current inflation rates remains uncertain. Additionally, it remains uncertain whether these adjustments will ultimately be offset by non-inflationary factors, including any adjustments related to the impact of various payment models, such as those described below.

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

Human Capital Management

Our success is based on the focused passion and dedication of our people. We believe our employees’ commitment to our Company provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of March 20, 2025 we had 614employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s long-term success.

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

EMPLOYEES

As of December 31, 2024, the Company and its subsidiaries had 616 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has subjected our business, operations, and financial condition to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remains uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant because of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, particularly considering ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●	Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations may be adversely impacted if a significant number of our employees’ contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us. As a result of the COVID- 19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

●	Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio and have not experienced significant delays or disruptions but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

●	Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position, and access to capital markets.

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

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives updates as needed from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

As of December 31, 2024, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2024:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia (1)	4	4	-	78,197	-	382	-
Ohio	1	-	-	27,500	-	99	-
Oklahoma	6	5	-	162,976	-	412	-
Total	12	9	1	268,673	40,737	893	141

(1)	As a result of the sale of Goodwill Hunting LLC on June 18, 2024 the Company had no more operating leases recorded on its consolidated balance sheet.

Effective February 7, 2025, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, the Company’s four (4) skilled nursing facilities in the State of Georgia: Abbeville, Dodge, Warrenton and Sparta. If consummated, the PSA’s would result in the Company no longer having facilities in the State of Georgia. The Company expects the PSA to close some time in calendar 2025.

ITEM 3.	LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries provide patient care at or through their facilities. As such, the Company and its affiliated subsidiaries are subject from time to time to claims of negligence resulting in injury or death to residents. The Company maintains comprehensive general liability insurance and professional liability insurance in sufficient amounts to cover most material exposure resulting from these claims. The cost of defense is generally covered by these liability policies subject to reasonable reserves and deductibles. Nevertheless the Company does have exposure to these claims which in some cases can be material. There can be no assurance that the Company’s portfolio of insurance products will be adequate to cover all potential exposure or prevent material adverse financial losses.

The following represent some of the matters pending as of the date of this Report:

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

Hunter v. Global Abbeville LLC, d/b/a Glen Eagle, et al, State Court of Fulton County, State of Georgia

This is a wrongful death lawsuit filed on June 20, 2023 against various defendants alleging negligence that led to the death of the plaintiff’s mother who had been admitted to the facility. The complaint alleges that the Company deviated from the standard of care that caused injuries that ultimately led to the death of the patient, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on The OTC Pink Sheets (“OTC.PINK”) under the symbol “GBCS” since 2008. Prior to that there was no public trading market for our common stock.

Holders of Record

As of March 31, 2025, there were approximately 19 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

EQUITY COMPENSATION PLAN INFORMATION

In May 2021, the Company adopted its 2021 Equity Incentive Plan and authorized an aggregate of 300,000 shares of Common Stock to be issued pursuant to rights granted under the Plan. As of the date of this Report, no options, SAR’s or other rights to acquire shares of Common Stock under the Plan have been granted or are outstanding.

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our business and results of operations for the fiscal year ended December 31, 2024, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “Selectis Health,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to Selectis Health, Inc. and its subsidiaries, unless the context indicates otherwise.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Twelve Months Ended
	December 31,
	2024	2023
Revenue
Rental revenue	$321,352	$634,570
Healthcare revenue	39,170,660	34,537,723
Healthcare grant revenue	-	1,610,754
Total Revenue	39,492,012	36,783,047
Expenses
Property taxes, insurance and other operating	30,358,824	31,375,921
General and administrative	9,249,718	9,968,188
Provision for credit losses	1,042,698	2,733,157
Depreciation and amortization	1,569,970	1,666,200
Total operating expenses	42,221,210	45,743,466
Loss from Operations	(2,729,198)	(8,960,419)
Other (Income) Expense
Gain on sale of asset	(2,112,143)	-
Interest expense, net	2,046,887	2,173,763
Income from employee retention credits	-	(6,866,759)
Other income	(239,981)	(296,442)
Total other income	(305,237)	(4,989,437)
Net Loss	(2,423,961)	(3,970,982)
Series D preferred dividends	(22,500)	(30,000)
Net Loss Attributable to Common Stockholders	$(2,446,461)	$(4,000,982)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.80)	$(1.31)
Diluted	$(0.80)	$(1.31)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,054,587
Diluted	3,067,059	3,054,587

Revenues

Rental Revenue

Rental revenue for the year ended December 31, 2024 was $321,352, compared to $634,570 for the year ended December 31, 2023, a decrease of $313,218 or 49%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Healthcare Revenue

Healthcare revenue for the year ended December 31, 2024 was $39,170,660, compared to $34,537,723 for the year ended December 31, 2023, an increase of $4,632,937 or 13%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Healthcare Grant Revenue

Healthcare grant revenue was none for the year ended December 31, 2024, compared to $1,610,754 for the year ended December 31, 2023, a decrease of $1,610,754 or 100%. The decrease in healthcare grant revenue is primarily due to the healthcare grant revenues received from the State of Oklahoma being ceased in May 2023.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $30,358,824 for the year ended December 31, 2024, compared to $31,575,921 for the year ended December 31, 2023, a decrease of $1,017,097 or 3%. This decrease is attributed to a decrease in operational headcount resulting in lower operational wages and decreased spending on COVID related expenses.

General and Administrative

General and administrative expenses was $9,249,718 for the year ended December 31, 2024, compared to $9,968,188 for the year ended December 31, 2023, a decrease of $718,470 or 7%. The decrease can be attributed to a decrease in payroll cost as the Company reduced general and administrative headcount in 2024.

Provision for Credit Losses

Provision for credit losses was $1,042,698 for the year ended December 31, 2024, compared to $2,733,157 for the year ended December 31, 2023, a decrease of $1,690,459 or 62%. This decrease is related to a decrease in accounts receivable and the related accounts receivable over 90 days past due.

Depreciation and Amortization

Depreciation and amortization expense was $1,569,970 for the year ended December 31, 2024, compared to $1,666,200 for the year ended December 31, 2023, a decrease of $96,230 or 6%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Gain on Sale of Asset

The Company recorded a $2,112,143 gain attributed to the gain on the sale of our Goodwill Hunting property for the year ended December 31, 2024. No gain of sale was recorded for the year ended December 31, 2023.

Interest Expense, Net

Interest expense, net was $2,046,887 for the year ended December 31, 2024, compared to $2,173,763 for the year ended December 31, 2023, a decrease of $126,876 or 6%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $24,000 per month.

Income From Employee Retention Credits

Income from employee retention credits was none for the year ended December 31, 2024, compared to $6,866,759 for the year ended December 31, 2023, a decrease of $6,866,759 of 100%. The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021.

Other Income

Other income was $239,981 for the year ended December 31, 2024, compared to $296,442 for the year ended December 31, 2023, an decrease of $56,461 or 19%. As part of other income for both periods presented, the Company recorded the principal reduction payments made by the operator for the Arkansas facility as other income. In addition, the Company recorded a one-time payment from a third-party of $100,000 attributed to the forfeiture of a deposit as a result of cancelling a contract for the potential purchase of the Georgia Facilities.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Through its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2024, the Company had cash and cash equivalents of $680,332 and restricted cash of $711,634. Our restricted cash is to be expended on repairs and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $2.4 million and had a working capital deficiency of $16.1 million as of December 31, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent its ability to further develop and execute on our business plan. We may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Sources of Liquidity

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totalling $8,124,710. The Company has received a majority of the credits 6,886,759, and has fully reserved for the remaining receivable due in the amount of $1,267,352.

As of December 31, 2024, and 2023, our debt balances consisted of the following:

	December 31, 2024	December 31, 2023

Senior Secured Promissory Notes	$1,025,000	$1,025,000
Senior Secured Promissory Notes - Related Parties	750,000	750,000
Fixed-Rate Mortgage Loans	25,152,756	29,570,185
Variable-Rate Mortgage Loans	4,675,991	4,675,585
Line of Credit	799,752	-
Other Debt, Subordinated Secured	173,500	741,000
Other Debt, Subordinated Secured - Related Parties	-	150,000
Other Debt, Subordinated Secured - Seller Financing	7,957	15,105
Financed Insurance Premiums	-	875,027
	32,584,956	37,801,902
Unamortized Discount and Debt Issuance Costs	(451,936)	(555,367)

	$32,133,020	$37,246,535
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$11,450,406	$11,170,100
Short Term Debt – Related Parties, Net	750,000	900,000
Line of Credit - Current	799,752	-
Long-Term Debt	19,132,862	25,176,435

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	December 31, 2024	December 31, 2023
Arkansas(1)	1	$5,000,000	$3,742,822	$3,739,786
Georgia	4	$13,497,114	$11,403,295	$15,457,026
Ohio	1	$3,000,000	$2,517,400	$2,563,000
Oklahoma(2)(3)	6	$13,181,325	$12,165,230	$12,485,958
	12	$34,678,439	$29,828,747	$34,245,770

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf. During the year ended December 31, 2024 and 2023, the Company recognized other income of $119,854 and $170,981 for repayments on the loan, respectively.

(2)	The Company had refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, and extended their maturity dates to May 2024 for both. The Company is currently negotiating a refinance for both loans received 120 day forbearances on both to April 30, 2025.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2024 and 2023 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of		Stated
Property	Face Amount	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$741,000	13% Fixed	November 30, 2025
Goodwill Nursing Home – Related Party	150,000	-	150,000	13% Fixed	-
Higher Call Nursing Center (1)	150,000	7,957	15,105	8% Fixed	November 30, 2025
	$2,330,000	$181,457	$906,105

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2024 and 2023 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of		Stated
Series	Face Amount	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	11% Fixed	December 31, 2025
Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	11% Fixed	December 31, 2025
	$2,005,000	$1,775,000	$1,775,000

Commercial Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In October 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. As of December 31, 2024, the balance outstanding on the lines of credits are $799,752 and the amount available is approximately $700,000.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(1,824,437)	$536,666
Net cash provided by (used in) investing activities	2,448,737	(29,805)
Net cash used in financing activities	(1,537,057)	(618,738)
Net change in cash and cash equivalents and restricted cash	$(912,757)	$(111,877)

Cash Flows (Used In) Provided By Operating Activities

Cash flows used in operating activities was $1,824,437 for the year ended December 31, 2024, compared to cash provided by operating activities of $536,666 for the year ended December 31, 2023. The decrease primarily resulted from our net loss during the period of $2,423,961 which included non-cash charges of $603,958 largely comprised of depreciation and amortization, changes in the provision for credit losses and a gain on the sale of an asset. The remainder of our sources of cash used in operating activities of $154,434 was from changes in our working capital, including $1,568,091 from increases of accounts receivable payments which was offset by $1,000,673 from timing of prepaids and $528,834 from timing of accounts payable and accrued expenses.

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $2,448,737 for the year ended December 31, 2024, compared to cash used of $29,805 for the year ended December 31, 2023. The cash provided by operating activities was primarily due to proceeds of $2,484,800 attributed to the sale of a building. Purchases of property and equipment increased during the year ended December 31, 2024 was $36,063 compared to $29,805 in the prior year.

Cash Flows Used In Financing Activities

Cash used in financing activities was $1,537,057 for the year ended December 31, 2024, compared to $618,738 for the years ended December 31, 2023. During the year ended December 31, 2024, we made payments on long-term debt of $2,558,492 and $150,000 on related party debt which was offset by proceeds of $371,683 on third party debt and $800,000 on our line of credit. During the year ended December 31, 2023, we made payments on long-term debt of $611,838, net of discounts.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue Recognition. Under the accounting guidance our revenues are presented net of estimated allowances, and we no longer present the contractual allowance as a separate line item on our balance sheet.

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

Measurement of Credit Losses

ASC 326, Financial Instruments- Credit Losses, requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 January 1, 2023. We identified trade and ERTC accounts receivable financial instruments that would be impacted by this adoption.

As part of the analysis, the Company determined that all trade accounts receivable were of similar risk. Given the economy and our services provided, we determined the trade accounts receivable would not be impacted.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, effective November 22, 2024, the Company’s Board of Directors, on the recommendation of the Audit Committee that has been separately appointed, approved the appointment of WithumSmith+Brown, PC (“Withum”) to serve as the Company’s independent registered public accounting firm. Prior to its engagement as the Company’s independent registered public accounting firm the Company had not consulted Withum with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company’s financial statements.

The Company’s former independent registered public accountants, Marcum LLP, audited the Company’s financial statements through the year ended December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our internal controls over financing reporting were not effective as of December 31, 2024 due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for the Company violates the trust and integrity of the Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of the Company. When questions arise, they are escalated to the CFO, General Counsel, CEO, President, or Board for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Controller and CFO both have direct contact with all levels of review. The Company plans to implement multi-level review in 2025, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Adam Desmond	54	CEO & Director	2023/2017
David Furstenberg	63	Director	2022
Clifford Neuman	76	Director	2023

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

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2024, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were several meetings of the Board during 2024. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

During fiscal 2021, the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees. During fiscal 2022, Standing Audit, Compensation and Nominating Committees were established.

The following table summarizes compensation earned by or paid to the Company’s directors for the year ended December 31, 2024:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford Neuman	$30,000	-	-	-	-	-	$30,000
Adam Desmond	$22,500	-	-	-	-	-	$22,500
David Furstenberg (1)	$45,000	-	-	-	-	-	$45,000

(1)	Mr. Furstenberg is our audit committee chair. In addition to receiving a director fee of $7,500 per quarter, he also receives an additional fee of $3,750 per quarter for chairing the committee.

Director Independence

Our common stock is listed on the OTC.Pink inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition of independence under the NYSE American listing standards. The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, and senior management, the Board affirmatively determined that at all times during the year ended December 31, 2024, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Messrs. Sink and Furstenberg.

Audit Committee

On July 25, 2022 the Company established a standing audit committee. The audit committee was initially comprised of Messrs. Furstenberg (Chairman), Neuman and Desmond. Mr. Furstenberg qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. An audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family, or other material personal ties to management. Effective August 18, 2022, Mr. Neuman resigned as a member of the Audit Committee. Mr. Desmond is no longer eligible to serve on the audit committee due to his role as CEO.

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

The compensation advisory committee did not meet during fiscal 2024. The compensation advisory committee will:

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

The board of directors has not adopted a policy regarding the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Adam Desmond, Chairman and CEO, at the Company’s principal executive offices located in Greenwood Village, Colorado and provide to Mr. Desmond, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2024.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company’s Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

Company Stock Incentive Plans

As of December 31, 2024, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Adam Desmond, CEO	2024	$178,325	-	-	-	-	-	-	$178,325
	2023	$27,303	-	-	-	-	-	-	$27,303

Jim Creamer, CFO	2024	$142,304	-	-	-	-	-	-	$142,304
	2023	$15,000	-	-	-	-	-	-	$15,000

Sarah Day, VP of Operations	2024	$151,000	-	-	-	-	-	-	$151,000
	2023	$131,583	25,500	-	-	-	-	-	$157,083

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of April 14, 2025, and the percentage of outstanding common stock owned as of April 14, 2025. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Title of Class	Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent (1)(3)
Common Stock

	Lance Baller
	8480 E. Orchard Rd., Ste. 4900
	Greenwood Village, CO 80111	297,682	(2)	9.71%

	Adam Desmond
	PO Box 2036
	Carbondale, CO 81623	8,150		0.27%

	David Furstenberg
	8480 E Orchard Rd, Ste 4900
	Greenwood Village, CO 80111	5,910		0.19%

	Clifford Neuman
	6800 N 79th Street
	Niwot, CO 80503	122,864		4.01%

	Zvi Rhine
	895 Mountain Drive
	Deerfield, IL 60015	183,953		6.00%

	All Officers and Directors as a Group
	(3 persons)	136,924		4.46%

(1)	Shares not outstanding but beneficially owned by virtue of the individuals right to acquire them as of the date of this annual report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.
(2)	Includes 161,965 shares owned individually; 56,616 shares which includes warrants exercisable to purchase 10,000 shares of common stock owned by High Speed Aggregate, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act; 72,934 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act and 6,667 shares owned by Baller Family Foundation Inc. of which Mr. Baller is a control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(3)	Based on 3,067,059 shares issued and outstanding on April 14, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the fiscal year 2024, Selectis Health, Inc. had a net loss and was able to meet all its obligations without the assistance or needs of affiliated parties lending arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES .

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by WithumSmith+Brown, PC our principal registered public accountants:

	2024	2023
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$10,400	$-
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$-	$-
Tax Fees - tax compliance	$-	$-
All Other Fees - services provided by our principal accountants other than those identified above.	$-	$-

Total fees paid or accrued to our principal accountants	$10,400	$-

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by Marcum LLP our principal registered public accountants:

	2024	2023
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$297,740	$358,993
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$-	$-
Tax Fees - tax compliance	$39,887	$22,758
All Other Fees - services provided by our principal accountants other than those identified above.	$-	$-

Total fees paid or accrued to our principal accountants	$337,627	$381,751

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino
		Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to
		Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29,
		1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro
		Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro
		Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by
		reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated
		by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18,
		1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 31, 1994, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s
		Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the
		Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May
		19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global
		Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos
		Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin

(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement

(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement

(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders

(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
(75)	10.147	Asset Purchase Agreement
(76)	10.148	Promissory Note
(77)	10.149	Mortgage
(78)	10.150	Amendment No. 1 to Second Amended and Restated Articles of Incorporation
(79)	10.151	Healthcare Mortgage, Assignment of Leases and Rents and Security Agreement
(80)	10.152	Healthcare Facility Note
(81)	10.153	Deferred Compensation and Equity Award Plan
(82)	10.154	Baller Restricted Stock Unit
(83)	10.155	Barker Restricted Stock Unit

(84)	10.156	Rescission Agreement
(85)	10.157	Pursuant to Item 304(a)(1) of Regulation S-K, the Registrant herewith files the letter of MaloneBailey, LLP, former accountants to the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	Inline XBRL Instance
**	101.SCH	Inline XBRL Taxonomy Extension Schema
**	101.CAL	Inline XBRL Taxonomy Extension Calculation
**	101.DEF	Inline XBRL Taxonomy Extension Definition
**	101.LAB	Inline XBRL Taxonomy Extension Labels
**	101.PRE	Inline XBRL Taxonomy Extension Presentation
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2010 as filed with the Commission on March 31, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.

(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(75)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2020 as filed with the Commission on July 27, 2020.
(76)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(77)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(78)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2021 as filed with the Commission on September 22, 2021.
(79)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(80)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(81)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(82)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(83)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(84)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on January 3, 2022.
(85)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2022 as filed with the Commission on January 28, 2022.

*	Filed herewith
**	furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

of Selectis Health, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Selectis Health, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Selectis Health, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses from operations, has accumulated deficits and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024

New York, NY

April 15, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Selectis Health, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustment for the adoption of Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” described in Note 1, the accompanying consolidated balance sheet of Selectis Health, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “2023 financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2023 financial statements, before the effect of the adoption of Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adoption of Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors. Those retrospective adjustments were audited by WithumSmith+Brown, PC.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2022 through November 20, 2024.

Steve Rapattoni, CPA

Partner

Costa Mesa, CA

April 15, 2024

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$680,332	$1,484,599
Accounts receivable, net	2,616,929	2,091,536
Prepaid expenses and other assets	233,157	1,380,570
Total current assets	3,530,418	4,956,705

Long Term Assets:
Restricted cash	711,634	820,124
Property and equipment, net	28,128,004	33,817,718
Goodwill	1,076,908	1,076,908
Total Assets	$33,446,964	$40,671,455

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	6,574,200	6,045,365
Dividends payable	53,100	30,600
Short term debt	750,000	900,000
Current long-term debt, net of discount of $451,936 and $524,704, respectively	11,450,406	11,170,100
Lines of credit	799,752	-
Total Current Liabilities	19,627,458	18,146,065

Long-term debt	19,132,862	25,176,435
Lease security deposit	96,900	312,750
Total Liabilities	38,857,220	43,635,250

Commitments and Contingencies
Equity (Deficit):
Preferred Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively	401,000	401,000
Preferred Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	375,000	375,000
Common Stock - $0.05 par value; 1,000,000,000 shares authorized, 3,067,059 shares issued and outstanding at December 31, 2024 and 2023, respectively	153,352	153,352
Additional paid-in capital	13,852,028	13,852,028
Accumulated deficit	(20,191,636)	(17,745,175)
Total Equity (Deficit)	(5,410,256)	(2,963,795)
Total Liabilities and Equity (Deficit)	$33,446,964	$40,671,455

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2024	2023
Revenue
Rental revenue	$321,352	$634,570
Healthcare revenue	39,170,660	34,537,723
Healthcare grant revenue	-	1,610,754
Total Revenue	39,492,012	36,783,047
Expenses
Property taxes, insurance and other operating	30,358,824	31,375,921
General and administrative	9,249,718	9,968,188
Provision for credit losses	1,042,698	2,733,157
Depreciation and amortization	1,569,970	1,666,200
Total operating expenses	42,221,210	45,743,466
Loss from Operations	(2,729,198)	(8,960,419)
Other (Income) Expense
Gain on sale of asset	(2,112,143)	-
Interest Expense, net	2,046,887	2,173,763
Income from employee retention credits	-	(6,866,759)
Other income	(239,981)	(296,442)
Total other income	(305,237)	(4,989,437)
Net Loss	(2,423,961)	(3,970,982)
Series D preferred dividends	(22,500)	(30,000)
Net Loss Attributable to Common Stockholders	$(2,446,461)	$(4,000,982)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.80)	$(1.31)
Diluted	$(0.80)	$(1.31)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,054,587
Diluted	3,067,059	3,054,587

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2022	200,500	$401,000	375,000	$375,000	3,054,587	$152,728	$13,768,300	$(13,744,193)	$952,835
Series D preferred dividends	-	-	-	-	-	-	-	(30,000)	(30,000)
Warrants issued for debt	-	-	-	-	-	-	84,352	-	84,352
Common stock issued for services	-	-	-	-	12,472	624	(624)	-	-
Net loss	-	-	-	-	-	-	-	(3,970,982)	(3,970,982)
Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D preferred dividends	-	-	-	-	-	-	-	(22,500)	(22,500)
Net loss	-	-	-	-	-	-	-	(2,423,961)	(2,423,961)
Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,423,961)	$(3,970,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,569,970	1,666,200
Amortization of deferred loan costs and debt discount	103,432	347,783
Provision for credit loss	1,042,698	2,733,157
Gain on sale of asset	(2,112,143)	-
Stock issued for services	-	624
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,568,090)	(662,000)
Prepaid expenses and other assets	1,000,673	(2,000,842
Accounts payable and accrued liabilities	528,834	2,401,364
Lease security deposits	34,150	21,362
Cash (used in) provided by operating activities	(1,824,437)	536,666

Cash Flows from Investing Activities:
Proceeds from sale of land and building	2,484,800	-
Purchases of property and equipment	(36,063)	(29,805)
Cash provided by (used in) investing activities	2,448,737	(29,805)

Cash Flows from Financing Activities:
Proceeds on debt, non-related party	371,683	-
Payments on debt, non-related party	(2,558,492)	(695,566)
Proceeds from line of credit	800,000	-
Payments on line of credit	(248)	-
Payments on related party debt	(150,000)	-
Dividends paid on preferred stock	-	(6,900)
Debt discount – related party warrants	-	83,728
Cash used in financing activities	(1,537,057)	(618,738)

Net decrease in cash, cash equivalents and restricted cash	(912,757)	(111,877)
Cash and cash equivalents and restricted cash at beginning of the period	2,304,723	2,416,600
Cash and cash equivalents and restricted cash at end of the period	$1,391,966	$2,304,723

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,749,183	$1,782,489
Cash paid for taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D preferred stock	$22,500	$30,000
Issuance of common stock for cashless exercise of warrants	$-	$84,352
Payoff of secured fixed rate mortgage loan	$3,736,029	$-
Financing of insurance premiums	$-	$1,021,676

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

The Company acquires, develops, leases and manages healthcare real estate and provides healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare operations: (i) senior housing (including independent and assisted living) and (ii) post-acute/skilled nursing. We will make investments within our healthcare operations using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is the sole member of various consolidated limited liability companies established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest.

Liquidity and Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

For the year ended December 31, 2024 the Company had negative operating cash flows of $1.8 million and a net working capital deficit of $16.1 million. Management is unsure that it will be able to meet its obligations in the next twelve months from the date of these financial statements. This is, in part due to a $13.0 million of debt coming due within the next twelve months, and that there are no assurances that the Company will be able to refinance these loans. Based on management’s projections of continued operating losses, there is substantial doubt that the Company can generate positive cashflows from its continued operations. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

The focus on opportunities within our current portfolio and future properties to acquire and operate, the settlement, refinance, and continued service of debt obligations, the potential funds generated from stock sales and other initiatives contributing to additional working capital should alleviate any substantial doubt about the Company’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included herein relate to the recoverability of assets and the fair value of certain assets and liabilities. Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2024	2023
Funds held in escrow under the terms of notes for future capital expenditures, repairs and maintenance	$711,634	$820,124

The decrease in the restricted cash account for the year ended December 31, 2024 can be attributed to repairs and maintenance cost.

Concentration of Credit Risk

The Company maintains deposits in financial institutions that at times exceed the insured amount of $250,000 provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company went to an Insured Cash Sweep service (“ICS”) in 2021. ICS funds are eligible for multi-million-dollar FDIC insurance that’s backed by the full faith and credit of the United States government. Daily cash is swept and deposited to as many banks as needed that are FDIC insured. This insures no amounts exceed a $250,000 balance which is fully insured by the FDIC. The funds can be tracked by its primary financial institution. New funds can be deposited and withdrawn from that single relationship. The Company believes the financial institutions it uses are credit worthy and stable. The Company does not believe that it is exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company’s accounts receivable and revenue are significantly concentrated with governmental agencies, primarily Medicare and Medicaid. As of December 31, 2024, approximately 77% of the Company’s accounts receivable and 82% of its revenue were derived from these programs.

Property and Equipment

In accordance with purchase accounting guidance established for entities under common control, the property and equipment acquired from entities under common control are stated at their carrying value on the date of acquisition. Property and equipment acquired from entities that are not under common control is recorded at its estimated fair value. Estimated fair value is determined with the assistance from independent valuation specialists using recent sales of similar assets, market conditions or projected cash flows of properties using standard industry valuation techniques.

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

Any subsequent betterments and improvements are stated at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and tenant improvements are amortized over the remaining term of the lease. Useful lives of the assets are summarized as follows:

Land Improvements	15 years
Buildings	30 years
Tenant improvements	Term of lease
Furniture, Fixtures and Equipment	10 years

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2024 and 2023 totaled $103,432 and $347,783, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December 31, 2020. During the years ended December 31, 2024 and 2023, the Company recorded no impairment of Goodwill.

Revenue Recognition

Rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. During the year ended December 31, 2024 and 2023, the Company did not terminate leases that would result in annual escalations.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2024 and 2023, there were no deferred lease incentives recorded.

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance our revenues are presented net of estimated contractual allowances, and we no longer present the contractual allowance as a separate line item on our balance sheet.

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

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare and Medicaid) and the transaction prices for the services provided are dependent upon the terms provided by the third party payer or payers. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member.

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

Allowance for Credit Losses

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for credit losses. The Company adopted ASU 2016-13 on January 1, 2023.

As part of the analysis, the Company determined that all trade accounts receivable were of similar risk. Given the economy and our services provided, we determined the trade accounts receivable would not be impacted. The Company recorded an allowance of $1,018,305 and $1,874,068 as of December 31, 2024 and 2023, respectively. This included fully reserving for receivables greater than 90 days. For the year ended December 31, 2024 and 2023, the Company recorded $1,042,698 and $2,733,157, respectively, on the statement of operations as a provision for credit losses expense.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6.9 million. As of December 31, 2023, the Company recorded an employee retention credits receivable of approximately $1.3 million. Upon evaluation of the collectability of this receivable, the Company recorded a full allowance against this receivable and recorded an expense to provision for credit losses on the statement of operations of $1,257,952 for the year ended December 31, 2023. The Company has made no changes to these amounts as of and for the year ended December 31, 2024.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. During the years ended December 31, 2024 and 2023, the Company recorded none and $625, respectively, of stock-based compensation on the statement of operations.

Fair Value Measurements

The Company utilizes the methods of fair value measurement as described in ASC 820 “Fair Value Measurement” (ASC 820) to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2024, and 2023.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment. A valuation allowance is established against deferred tax assets when management concludes that the “more likely than not” realization criteria has not been met. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.

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

We calculate basic earnings per share by dividing net loss attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding options, warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible preferred stock outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(2,423,961)	$(3,970,982)
Series D preferred dividends	(22,500)	(30,000)
Net loss attributable to common stockholders	$(2,446,461)	$(4,000,982)

Denominator for basic and diluted earnings per share:
Weighted Average Common Shares Outstanding – Basic and diluted	3,067,059	3,054,587

Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.80)	$(1.31)
Diluted	$(0.80)	$(1.31)

Options to purchase 30,000 shares of common stock were outstanding during the years ended December 31, 2024 and 2023 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares.

Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of operating assisted living facilities, independent living facilities, and skilled nursing facilities across the South and Southeastern portions of the US. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include property taxes, insurance and other operating expenses and general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of operations and comprehensive loss. All our revenue is attributable to the United States and to our single operating segment.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 for the fiscal year 2024. The impact of ASU 2023-07 resulted in additional disclosures in our notes to the consolidated financial statements.

Recently issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (i) better understand the entity’s performance, (ii) better assess the entity’s prospects for future cash flows, and (iii) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.

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

2. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Land	$1,598,250	$1,778,250
Land Improvements	329,055	329,055
Buildings and Improvements	38,625,546	43,105,656
Furniture, Fixtures and Equipment	2,434,199	2,483,207
	42,987,050	47,696,168

Less: Accumulated Depreciation	(14,859,046)	(13,878,450)

	$28,128,004	$33,817,718
Depreciation Expense (excluding Intangible Assets)	$1,569,970	$1,666,200

3. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2024 and 2023:

	2024	2023
Senior secured promissory notes	$1,025,000	$1,025,000
Senior secured promissory notes - related parties	750,000	750,000
Lines of credit	799,752	-
Fixed-rate mortgage loans	25,152,756	29,570,185
Variable-rate mortgage loans	4,675,991	4,675,585
Other debt, subordinated secured	173,500	741,000
Other debt, subordinated secured - related parties	-	150,000
Other debt, subordinated secured - seller financing	7,957	15,105
Financed insurance premiums	-	875,027
Total	32,584,956	37,801,902
Unamortized discount and debt issuance costs	(451,936)	(555,367)
Total debt, net of discount	$32,133,020	$37,246,535

As presented in the Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,450,406	$11,170,100
Short term debt – related parties, net	750,000	900,000
Short term debt – line of credit	799,752	-
Long-term debt	19,132,862	25,176,435

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

The weighted average interest rate and term of our fixed rate debt are 4.15% and 12.16 years, respectively, as of December 31, 2023. The weighted average interest rate and term of our variable rate debt are 5.75% and 14.11 years, respectively, as of December 31, 2023.

Corporate Senior and Senior Secured Promissory Notes

Senior Secured Notes

As of December 31, 2024 and 2023, the senior secured notes are subject to annual interest of 11% with an original maturity date of October 31, 2021.

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

Effective December 31, 2024, pursuant to the Second Amended and Restated Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2025, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective January 1, 2025, the annual interest rate increased to 13% and the Company extended the 177,500 warrants previously issued with an original exercise price of $5 with a new expiration date of December 31, 2025 and new exercise price of $2.25.

The Company evaluated the Amendment Agreement and the amendment was not required to be accounted for as a Troubled Debt Restructuring under ASC 470-60 as no concession was granted to the Company. The Company then evaluated the Second Amended and Restated Allonge and Modification Agreement was not required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification. As a result of the new warrants, the Company recorded the incremental increase in fair value as a debt discount which is being amortized over the extended life of the notes of twelve months.

Promissory Note

On March 29, 2023, the Company entered a short-term subordinated secured promissory note of $501,006. This note accrued interest at 6.75% and originally matured on July 5, 2023. The Company extended this note to September 5, 2023, accruing interest at 7.5%. This note and all accrued interest was repaid on September 5, 2023.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	December 31, 2024	December 31, 2023
Arkansas(1)	1	$5,000,000	$3,742,822	$3,739,786
Georgia(2)	4	$13,497,114	$11,403,295	$15,457,026
Ohio	1	$3,000,000	$2,517,400	$2,563,000
Oklahoma(3)	6	$13,181,325	$12,165,230	$12,485,958
	12	$34,678,439	$29,828,747	$34,245,770

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf. During the years ended December 31, 2024 and 2023, the Company recognized other income of $119,854 and $170,981, respectively, for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both. The Company is currently negotiating a refinance for both loans and have received a 120 day forbearances on both to April 30, 2025. In addition, as a result of the sale of Goodwill Hunting (Note 5), the company paid down debt in the amount of $3,679,890.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2024 and 2023 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	December 31, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$741,000	13% Fixed	November 30, 2025
Goodwill Nursing Home – Related Party	150,000	-	150,000	-	-
Higher Call Nursing Center (1)	150,000	7,957	15,105	8% Fixed	November 30, 2025
	$2,330,000	$181,457	$906,105

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2024 and 2023 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	December 31, 2024	December 31, 2023	Stated Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,025,000	$1,025,000	11% Fixed	December 31, 2025
Senior Secured Promissory Notes – Related Party	$750,000	750,000	750,000	11% Fixed	December 31, 2025
	$2,005,000	$1,775,000	$1,775,000

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In October 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of October 31, 2025. As of December 31, 2024, the balance outstanding on the lines of credits are $799,752 and the amount available is approximately $700,000.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $103,432 and $347,783 for the years ended December 31, 2024 and 2023, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2025	$13,000,158
2026	3,008,430
2027	369,164
2028	369,164
2029 and Thereafter	15,838,040

Total (without debt discount)	$32,584,956

4. STOCKHOLDERS’ EQUITY

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

As of December 31, 2024 and 2023, the Company has 200,500 shares of Series A Preferred Stock outstanding.

Series D Convertible Preferred Stock

The Company has established a class of preferred stock designated Series D Convertible Preferred Stock (“Series D preferred stock”) and authorized an aggregate of 1,000,000 non-voting shares with a stated value of $1.00 per share. Holders of the Series D preferred stock are entitled to receive dividends at the annual rate of 8% based on the stated value per share computed on the basis of a 360-day year and twelve 30-day months. Dividends are cumulative, shall be declared quarterly, and are calculated from the date of issue and payable on the 15th day of April, July, October, and January. The dividends may be paid, at the option of the holder either in cash or by the issuance of shares of the Company’s common stock valued at the market price on the dividend record date. Shares of the Series D preferred stock are redeemable at the Company’s option. At the option of the holder, shares of the Series D preferred stock plus any declared and unpaid dividends are convertible to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of December 31, 2024, and 2023 the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2024 and 2023, the Company declared $22,500 and $30,000 in preferred dividends, respectively. At December 31, 2024 and 2023, declared but unpaid preferred dividends totaled $52,500 and $30,000, respectively, and are included as dividends payable on the accompanying consolidated balance sheets.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Class A Common Stock and 200,000,000 shares of $0.05 par value, Class B Common Stock. As of December 31, 2024 and 2023, the Company has 3,067,059 and 3,067,059 shares of common stock outstanding, respectively.

Common Stock Warrants

As of December 31, 2024 and 2023, the Company had 177,500 of outstanding warrants to purchase common stock at a weighted average exercise price of $2.25 and $5.00, respectively. The weighted average remaining term of the warrants outstanding at December 31, 2024 was 1.0 year. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2024 was $0.

	Year Ended December 31,
	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning Balance	177,500	$5.00	206,000	$5.00
Issued	177,500	2.25	177,500	5.00
Cancelled	-	-	-	-
Exercised		-	-	-
Expired	(177,500)	5.00	(206,000)	5.00

Ending Balance	177,500	$2.25	177,500	$5.00

Common Stock Options

On January 6, 2022, the Company issued a three-year option to purchase 30,000 shares of our common stock at $6.00 per share. As of December 31, 2024 and 2023, the Company had a total of 30,000 outstanding options to purchase common stock. The aggregate intrinsic value of common stock options outstanding as of December 31, 2024 was $0.

	Year Ended December 31,
	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Beginning Balance	30,000	$6.00	30,000	$6.00
Issued	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Ending Balance	30,000	$6.00	30,000	$6.00

5. SALE OF GOODWILL HUNTING

The Company’s wholly-owned subsidiary, Goodwill Hunting, LLC (the “Seller”), consummated and closed the sale of property located in Macon, Bibb County, Georgia, including the skilled nursing facility known as Archway Transitional Care Center1 (collectively, “the Archway Property”). In accordance with the original Purchase and Sale Agreement (the “PSA”) executed on May 1, 2024, Bibb County Holdings II, LLC (the “Purchaser”) has purchased the Archway Property for $6.75 million. The sale was completed on June 18, 2024.

A summary of the sale is as follows:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Expense	21,470
Notes Payable	3,736,029
G&A Closing Costs	257,701

Sale Total	$6,750,000

As part of the sale of the property, the Company recorded a gain on the sale of the property. A summary of the gain is as follows:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Accrued Interest	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

6. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2023:

	Monthly	Lease
Facility	Lease Income (1)	Expiration	Renewal Option if Any

Goodwill Hunting LLC(1)	$52,976	February 1, 2027	Term may be extended for one additional five-year term

(1)	As a result of the sale of Goodwill Hunting LLC on June 18, 2024 the Company had no more operating leases recorded on its consolidated balance sheet.

Lessees were responsible for payment of insurance, taxes, and other charges while under the lease. Should the lessees not pay all such charges as required under the leases, or if there is no tenant, the Company may become liable for such operating expenses. We have been required to cover those expenses at Glen Eagle as well as the Southern Hills SNF, ALF and ILF, Meadowview, Higher Call, Edwards, Fairland, Sparta, and Warrenton properties.

7. INCOME TAXES

The following is the breakdown of the Company’s income tax expenses:

Income Tax Expense:	2024	2023
Current Federal	$-	$-
Current State	-	-
	-	-
Deferred Federal	-	-
Deferred State	-	-
	-	-
Total Income Tax Expense	-	-

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

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory Federal Income Tax Rate	21%	21%
Prior Year True-ups	2%	(22)%
Permanent Difference	-%	33%
State Taxes	4%	10%
Change in Valuation Allowance	(26)%	(42)%
	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred Tax Assets:
Net Operating Loss Carryforwards	$3,009,708	$2,781,168
Impairment Loss on Long Term Assets	386,967	390,295
Interest Expense	858,527	485,044
Credit Loss Allowance	335,306	545,768

Total deferred tax assets	4,590,508	4,202,275
Deferred Tax Liabilities:
Property and Equipment	(1,278,616)	(1,391,332)
Other	(8,313)	(9,478)

	(1,286,929)	(1,400,810)

Valuation Allowance	(3,303,579)	(2,801,465)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2024 and 2023 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2024.

As of December 31, 2024 and 2023, the Company has $11,028,602 and $10,208,276 federal net operating losses, among which, if not used, $630,913 and $630,913 would begin to expire starting 2037. The remaining $10,397,689 net operating losses are subject to the 80% taxable income limitation. As of December 31, 2024 and 2023, the Company has $17,068,175 and $15,670,635 state net operating losses.

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

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the period of 2016 to 2021, the Company had recorded bad debt allowances that should have had been adjusted on income tax returns but were not. Consent from the IRS is needed to change the accounting method on tax treatment of bad debt allowance. As of December 31, 2021, the Company has $1,901,203 bad debt allowance. The Company recognized $0 uncertain tax liability in the calculation of deferred tax assets from NOL. When filing its 2022 income tax return, the Company submitted an application to change the accounting method on bad debt allowance. The company policy is to treat tax-related interest and penalties as income tax expense. As of December 31, 2024, the Company did not identify any other uncertain tax position.

The following table summarizes the activity related to the Company’s gross unrecognized tax liabilities:

	2024	2023
Unrecognized tax liabilities, beginning of the year	$-	$454,439
Increase (decrease) related to prior year tax positions	-	(454,439)
Increase (decrease) related to current year tax positions	-	-
Unrecognized tax liabilities, end of the year	-	-

8. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2024 and 2023, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill for the years ended December 31, 2024 and 2023:

Balance, December 31, 2022	$1,076,908
Goodwill acquired in 2023	-
Balance, December 31, 2023	1,076,908
Goodwill acquired in 2024	-
Balance, December 31, 2024	$1,076,908

9. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries provide patient care at or through their facilities. As such, the Company and its affiliated subsidiaries are subject from time to time to claims of negligence resulting in injury or death to residents. The Company maintains comprehensive general liability insurance and professional liability insurance in sufficient amounts to cover most material exposure resulting from these claims. The cost of defense is generally covered by these liability policies subject to reasonable reserves and deductibles. Nevertheless the Company does have exposure to these claims which in some cases can be material. There can be no assurance that the Company’s portfolio of insurance products will be adequate to cover all potential exposure or prevent material adverse financial losses.

The following represent some of the matters pending as of the date of this Report:

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

Hunter v. Global Abbeville LLC, d/b/a Glen Eagle, et al, State Court of Fulton County, State of Georgia

This is a wrongful death lawsuit filed on June 20, 2023 against various defendants alleging negligence that led to the death of the plaintiff’s mother who had been admitted to the facility. The complaint alleges that the Company deviated from the standard of care that caused injuries that ultimately led to the death of the patient, which the Company denies. The Company has referred the litigation to its insurance company for management and believes that its exposure in this matter is de minimus.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

Effective on February 7, 2025, the Company caused three of the Company’s wholly-owned subsidiaries Global Abbeville Property, LLC, Dodge NH, LLC, and ATL/WARR, LLC, each a Georgia limited liability company (each a “Seller”), to execute and deliver a definitive Purchase and Sale Agreement (“PSA”) with Abbeville Propco Holdco, LLC, a Delaware limited liability company (“Purchaser”) and also caused a fourth subsidiary, Providence HR, LLC, a Georgia limited liability company, to execute and deliver an additional Purchase and Sale Agreement (also a “Seller”) with the Purchaser. Pursuant to both PSAs each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities located at (i) 206 Main Street East, Abbeville, Georgia, 31001, upon which is located that certain 101-bed skilled nursing facility commonly known as “Glen Eagle Healthcare & Rehab” (the “Glen Eagle Facility”), (ii) 556 Chester Highway, Eastman, Georgia, 31023, upon which is located that certain 100-bed skilled nursing facility commonly known as “Eastman Healthcare & Rehab” (the “Eastman Facility”), (iii) 60 Providence Street, Sparta, Georgia, 31087, upon which is located that certain 71-bed skilled nursing facility commonly known as “Providence of Sparta Health and Rehabilitation” (the “Sparta Facility”), and (iv) 813 Atlanta Highway, Warrenton, Georgia, 30828, upon which is located that certain 110-bed skilled nursing facility commonly known as “Warrenton Health and Rehabilitation” (the “Warrenton Facility” and together with the Eastman Facility, Glen Eagle Facility, and Sparta Facility, the “Facilities”).

The Sparta Facility was covered under a separate PSA to reflect the Purchaser’s desire and intent to assume the HUD loan secured by the Sparta Facility. The purchase price to be paid by Purchaser for the four (4) Facilities under the two PSAs is an aggregate of $27.0 million, subject to certain prorations, holdbacks and adjustments customary in transactions of this nature. Consummation of the PSAs are contingent upon numerous conditions, including, without limitation, satisfactory completion of due diligence and other conditions customary in transaction of this nature. There can be no assurance that the PSAs will be consummated.

Operations Transfer Agreements

The Facilities are operated by separate, wholly-owned subsidiaries of the Company, namely Global Abbeville, LLC, a Georgia limited liability company, Global Eastman, LLC, a Georgia limited liability company, Selectis Sparta, LLC, a Georgia limited liability company, and Selectis Warrenton, LLC, a Georgia limited liability company (collectively, the “Existing Operators”). Concurrently with the execution of the PSA, the Company caused three of the Existing Operators to execute Operations Transfer Agreement (“OTA”) with a new entity affiliated with the Purchaser, Abbeville Opco Holdco LLC, a Delaware limited liability company (the “Abbeville New Operator”) and also cause the Existing Operator Selectis Sparta, LLC to execute an OTA with Sparta Opco Holdcso LLC, a Delaware limited liability company (the “Sparta New Operator”). If consummated, of which there can be no assurance, the OTA will govern the transfer of the skilled nursing operations from the Existing Operators to the New Operators. Consummation of the OTA’s is contingent upon the consummation of the PSAs as well as other conditions customary in transaction of this nature.

Escrow Agreement

In connection with the PSA, the Company’s three wholly-owned subsidiaries Global Abbeville Property, LLC, Dodge NH, LLC, and ATL/WARR, LLC, each a Georgia limited liability company (each a “Seller”), Abbeville Propco Holdco LLC, a Delaware limited liability company (individually and collectively, “Purchaser”), and Landmark Abstract Agency, LLC (the “Escrow Agent”), entered into an Escrow Agreement dated February 7, 2025 whereby the Purchaser delivered or will deliver to Escrow Agent an initial deposit of Five Hundred Thousand and No/100 Dollars ($500,000) (the “Initial Deposit”). The Initial Deposit and any other sums deposited in escrow by Purchaser under the PSA, will be held by the Escrow Agent, together with any interest and dividends earned thereon, if any (the “Escrow Fund”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: April 15, 2025	By:	/s/ Adam Desmond
Adam Desmond
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Desmond
Adam Desmond	Director and Chief Executive Officer (Principal Executive and Financial Officer)	April 15, 2025

/s/ Clifford Neuman
Clifford Neuman	Director	April 15, 2025

/s/ David J Furstenberg
David J Furstenberg	Director	April 15, 2025

47