Form 10-Q
period 2025-03-31
SELECTIS HEALTH, INC.
filed 2025-05-21
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☒ No ☐

As of May 19, 2025, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,288,779	$680,332
Accounts receivable, net	2,875,445	2,616,929
Prepaid expenses and other current assets	580,906	233,157
Total current assets	4,745,130	3,530,418

Long Term Assets:
Restricted cash	736,919	711,634
Property and equipment, net	27,984,223	28,128,004
Goodwill	1,076,908	1,076,908
Total Assets	$34,543,180	$33,446,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$8,101,241	$6,574,200
Dividends payable	68,100	53,100
Other current liabilities	400,000	-
Short-term debt, related parties	775,000	750,000
Line of credit	813,010	799,752
Current maturities of long-term debt, net of debt discount of $447,753 and $451,936, respectively	11,360,527	11,450,406
Total Current Liabilities	21,517,878	19,627,458

Long-term debt	19,006,227	19,132,862
Lease security deposit	100,300	96,900
Total Liabilities	$40,624,405	$38,857,220

Commitments and Contingencies
Deficit:
Preferred stock:
Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 shares issued and outstanding	375,000	375,000
Common stock - $0.05 par value; 800,000,000 shares authorized, 3,067,059 shares issued and outstanding at March 31, 2025 and December 31, 2024	153,352	153,352
Additional paid-in capital	13,852,028	13,852,028
Accumulated deficit	(20,862,605)	(20,191,636)
Total Selectis Health, Inc. Stockholders’ Deficit	(6,081,225)	(5,410,256)
Total Liabilities and Stockholders’ Deficit	$34,543,180	$33,446,964

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue
Rental revenue	$-	$160,326
Healthcare revenue	10,486,939	9,332,080
Total Revenue	10,486,939	9,492,406
Expenses
Property taxes, insurance and other operating	8,080,969	7,501,209
General and administrative	2,365,088	2,163,348
Provision for credit losses	99,608	100,514
Depreciation	363,020	423,599
Total Expenses	10,908,685	10,188,670
Loss from Operations	(421,746)	(696,264)
Other (income) expense
Interest expense, net	542,667	630,330
Other income	(308,444)	(291,874)
Total other (income) expense	234,223	338,456
Net loss	(655,969)	(1,034,720)
Series D preferred dividends	(15,000)	(7,500)
Net loss attributable to common stockholders	$(670,969)	$(1,042,220)
Per Share Data:
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.34)
Diluted	$(0.22)	$(0.34)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,067,059
Diluted	3,067,059	3,067,059

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)
Net loss	-	-	-	-	-	-	-	(655,969)	(655,969)

Balance, March 31, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,862,605)	$(6,081,225)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net Loss	-	-	-	-	-	-	-	(1,034,720)	(1,034,720)
Balance, March 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,787,395)	$(4,006,015)

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(655,969)	$(1,034,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363,020	423,599
Amortization of debt discount	4,184	79,887
Provision for credit losses	99,608	100,514
Changes in operating assets and liabilities:
Accounts and rents receivable	(358,124)	165,515
Prepaid expenses and other assets	(347,751)	269,794
Accounts payable and accrued liabilities	1,527,043	238,906
Other current liabilities	400,000	-
Lease security deposits	3,400	6,000
Cash provided by operating activities	1,035,411	249,495

Cash flows from investing activities:
Cash paid for property and equipment	(219,240)	(116,629)
Cash used in investing activities	(219,240)	(116,629)

Cash flows from financing activities:
Proceeds from debt, non-related party	50,000	-
Payments on debt, non-related party	(245,697)	(404,750)
Proceeds from line-of-credit	13,258	-
Cash used in financing activities	(182,439)	(404,750)

Net increase (decrease) in cash, cash equivalents and restricted cash	633,732	(271,884)
Cash and cash equivalents and restricted cash at beginning of the period	1,391,966	2,304,723
Cash and cash equivalents and restricted cash at end of the period	$2,025,698	$2,032,839

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$535,277	$694,342

Cash and cash equivalents	$1,288,779	$1,256,613
Restricted cash	$736,919	$767,226
Total Cash and Cash Equivalents and Restricted Cash	$2,025,698	$2,032,839

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$15,000	$7,500
Financing of insurance premiums	$-	$122,888

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

Liquidity and Going Concern

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

For the three months ended March 31, 2025, the Company had a net loss of $0.7 million and negative net working capital of $16.8 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the entire year. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(655,969)	$(1,034,720)
Series D Preferred Dividends	(15,000)	(7,500)
Net loss attributable to common stockholders – Basic and Diluted	$(670,969)	$(1,042,220)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding – Basic and Diluted	3,067,059	3,067,059

Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.34)
Diluted	$(0.22)	$(0.34)

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

The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the condensed consolidated balance sheet as total assets.

The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include property taxes, insurance and other operating expenses and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations and comprehensive loss. All our revenue is attributable to the United States and to our single operating segment.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company adopted ASU 2023-9 on January 1, 2025 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently issued Accounting Pronouncements Not Yet Adopted

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024

Land	$1,598,250	$1,598,250
Land improvements	329,055	329,055
Buildings and improvements	38,833,294	38,625,546
Furniture, fixtures and equipment	2,445,691	2,434,199
	43,206,290	42,987,050

Less: accumulated depreciation	(15,222,067)	(14,859,046)

Property and Equipment, net	$27,984,223	$28,128,004

	For the Three Months Ended March 31,
	2025	2024

Depreciation Expense (excluding Intangible Assets)	$363,020	$423,599

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	813,010	799,752
Fixed-rate mortgage loans	24,963,199	25,152,756
Variable-rate mortgage loans	4,627,808	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	32,402,517	32,584,956
Unamortized discount and debt issuance costs	(447,753)	(451,936)
Total debt, net of discount	$31,954,764	$32,133,020

As presented in the Condensed Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,360,527	$11,450,406
Short term debt – related parties, net	775,000	750,000
Short term debt – line of credit	813,010	799,752
Long-term debt	19,006,227	19,132,862

The weighted average interest rate and term of our fixed rate debt are 4.82% and 14.10 years, respectively, as of March 31, 2025. The weighted average interest rate and term of our variable rate debt are 9.10% and 12.87 years, respectively, as of March 31, 2025.

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

Corporate Senior and Senior Secured Promissory Notes

Senior Secured Notes

As of March 31, 2025, the senior secured notes are subject to annual interest of 13% with an original maturity date of October 31, 2021.

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

On December 31, 2024, the Company evaluated the Amendment Agreement and the amendment was not required to be accounted for as a Troubled Debt Restructuring under ASC 470-60 as no concession was granted to the Company. The Company then evaluated the Second Amended and Restated Allonge and Modification Agreement was not required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification. As a result of the new warrants, the Company recorded the incremental increase in fair value as a debt discount which is being amortized over the extended life of the notes of twelve months.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	March 31, 2025	December 31, 2024
Arkansas(1)	1	$5,000,000	$3,701,342	$3,742,822
Georgia(2)	4	$13,497,114	$11,324,308	$11,403,295
Ohio	1	$3,000,000	$2,507,193	$2,517,400
Oklahoma(3)	6	$13,181,325	$12,058,165	$12,165,230
	12	$34,678,439	$29,591,008	$29,828,747

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the periods ended March 31, 2025 and 2024, the Company recognized other income of $55,144 and $14,350, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both. The Company is currently negotiating a refinance for both loans and have received a 120 day forbearances on both to May 31, 2025. In addition, as a result of the sale of Goodwill Hunting property, the company paid down debt in the amount of $3,679,890.

(3)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate and Other Debt

Other debt due at March 31, 2025 and December 31, 2024 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	March 31, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$173,500	13% Fixed	November 30, 2025
Higher Call Nursing Center (1)	150,000	-	7,957	8% Fixed	November 30, 2025
	$2,180,000	$173,500	$181,457

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global Casinos, Inc.

The Company’s corporate debt as of March 31, 2025 and December 31, 2024 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	March 31, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,050,000	$1,025,000	13% Fixed	December 31, 2025
Senior Secured Promissory Notes – Related Party	775,000	775,000	750,000	13% Fixed	December 31, 2025
	$2,030,000	$1,825,000	$1,775,000

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. As of March 31, 2025 and December 31, 2024, the balance outstanding on the lines of credits are $813,010 and $799,752 and the amount available is approximately $686,000 and $700,000, respectively.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $4,184 and $79,887 for the three months ended March 31, 2025 and 2024, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2025 (remaining nine months)	$12,961,089
2026	787,962
2027	2,962,993
2028	536,847
2029 and Thereafter	15,153,626

Total (without debt discount)	$32,402,517

5. STOCKHOLDERS’ DEFICIT

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

As of March 31, 2025 and December 31, 2024, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of March 31, 2025 and December 31, 2024, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended March 31, 2025, and 2024, the Company declared $15,000 and $7,500 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Common Stock. As of March 31, 2025 and December 31, 2024, the Company has 3,067,059 shares of common stock outstanding.

Common Stock Warrants

As of March 31, 2025 and December 31, 2024, the Company had 177,500 of outstanding warrants to purchase common stock at $2.25 and a weighted average remaining term of 0.75 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2025 and December 31, 2024 was $0.

Activity for the three months ended March 31, 2025, related to common stock warrants is as follows:

	March 31, 2025
	Number of	Weighted Average
	Warrants	Exercise Price

January 1, 2025 Balance	177,500	$2.25
Exercised	-	-
Expired	-	-

March 31, 2025 Balance	177,500	$2.25

6. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended March 31, 2025 and 2024, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill as of March 31, 2025 and December 31, 2024:

Balance, December 31, 2024	$1,076,908
Additions	-
Impairment	-
Balance, March 31, 2025	$1,076,908

7. LEGAL PROCEEDINGS

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

Purchase and Sale Agreement

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

Escrow Agreement

In connection with the PSA, the Company’s three wholly-owned subsidiaries Global Abbeville Property, LLC, Dodge NH, LLC, and ATL/WARR, LLC, each a Georgia limited liability company (each a “Seller”), Abbeville Propco Holdco LLC, a Delaware limited liability company (individually and collectively, “Purchaser”), and Landmark Abstract Agency, LLC (the “Escrow Agent”), entered into an Escrow Agreement dated February 7, 2025 whereby the Purchaser delivered to Escrow Agent an initial deposit of $400,000 (the “Initial Deposit”). The Initial Deposit and any other sums deposited in escrow by Purchaser under the PSA, will be held by the Escrow Agent, together with any interest and dividends earned thereon, if any (the “Escrow Fund”).

During the three months ended March 31, 2025, $400,000 of the Initial Deposit was deemed non-refundable, therefore the Company deferred the asset and recognized $400,000 to other current liabilities in the condensed consolidated balance sheet.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with the interim financial statements and notes thereto contained in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

Properties

As of March 31, 2025, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2025:

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

	Three Months Ended March 31,
	2025	2024

Revenue
Rental revenue	$-	$160,326
Healthcare revenue	10,486,939	9,332,080
Total Revenue	10,486,939	9,492,406
Expenses
Property taxes, insurance and other operating	8,080,969	7,501,209
General and administrative	2,365,088	2,163,348
Provision for credit losses	99,608	100,514
Depreciation	363,020	423,599
Total Expenses	10,908,685	10,188,670
Loss from Operations	(421,746)	(696,264)
Other (income) expense
Interest expense, net	542,667	630,330
Other income	(308,444)	(291,874)
Total other (income) expense	234,223	338,456
Net loss	$(655,969)	$(1,034,720)

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Revenues

Rental Revenue

Rental revenue for the three months ended March 31, 2025 was none compared to $160,326 for the three months ended March 31, 2024, a decrease of $160,326 or 100%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Healthcare Revenue

Healthcare revenue for the three months ended March 31, 2025 was $10,486,939, compared to $9,332,080 for the three months ended March 31, 2024, an increase of $1,154,859 or 12%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $8,080,969 for the three months ended March 31, 2025, compared to $7,501,209 for the three months ended March 31, 2024, an increase of $579,760 or 8%. This increase can be attributed to higher operating cost as a result of inflation between the two periods.

General and Administrative

General and administrative expenses was $2,365,088 for the three months ended March 31, 2025, compared to $2,163,348 for the three months ended March 31, 2024, an increase of $201,740 or 9%. The increase can be attributed to an increase in cost of professional services fees.

Provision for Credit Losses

Provision for credit losses was $99,608 for the three months ended March 31, 2025, compared to $100,514 for the three months ended March 31, 2024, a decrease of $906 or 1%. The minor change can be attributed to the limited change in aged receivables.

Depreciation and Amortization

Depreciation and amortization expense was $363,020 for the three months ended March 31, 2025, compared to $423,599 for the three months ended March 31, 2024, a decrease of $60,579 or 14%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $542,667 for the three months ended March 31, 2025, compared to $630,330 for the three months ended March 31, 2024, a decrease of $87,663 or 14%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $24,000 per month.

Other Income

Other income was $308,444 for the three months ended March 31, 2025, compared to $291,874 for the three months ended March 31, 2024, an increase of $16,570 or 16%. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2025, the Company had cash of $1,288,779 and restricted cash of $736,919. Our restricted cash is to be expended on repairs and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $0.7 million for the three months ended March 31, 2025 and had a working capital deficiency of $16.8 million as of March 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $8,124,710. The Company has received a majority of the credits 6,886,759, and has fully reserved for the remaining receivable due in the amount of $1,267,352.

As of March 31, 2025 and December 31, 2024, our debt balances consisted of the following:

	March 31, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	813,010	799,752
Fixed-rate mortgage loans	24,963,199	25,152,756
Variable-rate mortgage loans	4,627,808	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	32,402,517	32,584,956
Unamortized discount and debt issuance costs	(447,753)	(451,936)
Total debt, net of discount	$31,954,764	$32,133,020

As presented in the Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,360,527	$11,450,406
Short term debt – related parties, net	775,000	750,000
Short term debt – line of credit	813,010	799,752
Long-term debt	19,006,227	19,132,862

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$1,035,411	$249,495
Net cash used in investing activities	(219,240)	(116,629)
Net cash used in financing activities	(182,439)	(404,750)
Net change in cash and cash equivalents and restricted cash	$633,732	$(271,884)

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities was $1,035,411 for the three months ended March 31, 2025, compared to $249,495 for the three months ended March 31, 2024. The increase primarily resulted from our net loss during the period of $655,969 which included non-cash charges of $466,812 largely comprised of depreciation and amortization and changes in the provision for credit losses. The remainder of our sources of cash used in operating activities of $1,224,568 was from changes in our working capital, including $358,124 from increases of accounts receivable payments and $347,751 from timing of prepaids offset by an increase of $400,000 on other current liabilities and an increase of $1,527,043 from timing of accounts payable and accrued expenses.

Cash Flows Used In Investing Activities

Cash used in investing activities was $219,240 for the three months ended March 31, 2025, compared to cash used of $116,929 for the three months ended March 31, 2024. The cash used in investing activities was attributed to purchases of property and equipment.

Cash Flows Used In Financing Activities

Cash used in financing activities was $182,439 for the three months ended March 31, 2025, compared to $404,750 for the three months ended March 31, 2024. During both periods we made payments on long-term debt and related party debt.

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

Recently Issued Accounting Pronouncements

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2025. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC

Date: May 20, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Accounting Officer)

