Form 10-Q
period 2025-06-30
SELECTIS HEALTH, INC.
filed 2025-08-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☒ No ☐

As of August 14, 2025, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$559,983	$680,332
Accounts receivable, net	3,042,377	2,616,929
Prepaid expenses and other current assets	401,554	233,157
Total current assets	4,003,914	3,530,418

Long Term Assets:
Restricted cash	771,940	711,634
Property and equipment, net	27,784,997	28,128,004
Goodwill	1,076,908	1,076,908
Total Assets	$33,637,759	$33,446,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$7,950,044	$6,574,200
Dividends payable	75,600	53,100
Short-term debt, related parties	775,000	750,000
Current maturities of long-term debt, net of issuance costs of $16,736 and $17,160, respectively	11,326,024	11,450,406
Lines of credit	708,294	799,752
Other current liabilities	400,000	-
Total Current Liabilities	21,234,962	19,627,458

Long-term debt, net of issuance costs of $426,832 and $434,776. respectively	18,696,749	19,132,862
Lease security deposit	102,800	96,900
Total Liabilities	$40,034,511	$38,857,220

Commitments and Contingencies
Deficit:
Preferred stock:
Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding	401,000	401,000
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 shares issued and outstanding	375,000	375,000
Common stock - $0.05 par value; 800,000,000 shares authorized, 3,067,059 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	153,352	153,352
Additional paid-in capital	13,852,028	13,852,028
Accumulated deficit	(21,178,132)	(20,191,636)
Total Selectis Health, Inc. Stockholders’ Deficit	(6,396,752)	(5,410,256)
Total Liabilities and Stockholders’ Deficit	$33,637,759	$33,446,964

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Rental Revenue	$-	$161,026	$-	$321,352
Healthcare Revenue	10,441,244	9,423,776	20,928,183	18,755,856
Total Revenue	10,441,244	9,584,802	20,928,183	19,077,208
Expenses
Property taxes, insurance and other operating	8,156,177	7,416,442	16,237,146	14,917,651
General and administrative	2,236,266	2,423,021	4,601,354	4,586,367
Provision for credit losses	136,348	99,721	235,956	200,236
Depreciation	362,742	409,530	725,762	833,129
Total Expenses	10,891,533	10,348,714	21,800,218	20,537,383
Loss from Operations	(450,289)	(763,912)	(872,035)	(1,460,175)
Other income (expense)
Interest expense, net	(225,991)	(585,709)	(768,658)	(1,216,039)
Income from employee retention credits	326,500	-	326,500	-
Gain on sale of an asset	-	2,112,143	-	2,112,143
Other income	41,753	31,822	350,197	323,695
Total other income (expense)	142,262	1,558,256	(91,961)	1,219,799
Net (loss) income	(308,027)	794,344	(963,996)	(240,376)
Series D preferred dividends	(7,500)	(7,500)	(22,500)	(15,000)
Net (loss) income attributable to common stockholders	$(315,527)	$786,844	$(986,496)	$(255,376)
Per Share Data:
Net (loss) income per share attributable to common stockholders: Basic and diluted	$(0.10)	$0.26	$(0.32)	$(0.08)
Weighted Average Common Shares Outstanding: Basic and Diluted	3,067,059	3,067,059	3,067,059	3,067,059

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended June 30, 2025

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, March 31, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,862,605)	$(6,081,225)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net loss	-	-	-	-	-	-	-	(308,027)	(308,027)
Balance, June 30, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(21,178,132)	$(6,396,752)

For the Three Months Ended June 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, March 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,787,395)	$(4,006,015)

Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)

Net Income	-	-	-	-	-	-	-	794,344	794,344

Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)

For the Six Months Ended June 30, 2025

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)
Net Loss	-	-	-	-	-	-	-	(963,996)	(963,996)
Balance, June 30, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(21,178,132)	$(6,396,752)

For the Six Months Ended June 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)
Net Loss	-	-	-	-	-	-	-	(240,376)	(240,376)
Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(963,996)	$(240,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	725,762	833,129
Amortization of deferred loan costs and debt discount	8,368	95,882
Provision for credit losses	235,956	200,236
Gain on sale of an asset	-	(2,112,143)
Changes in operating assets and liabilities:
Accounts and rents receivable	(661,404)	(296,773)
Prepaid expenses and other assets	(168,397)	647,416
Accounts payable and accrued liabilities	1,375,843	676,806
Lease security deposits	5,900	22,400
Other current liabilities	400,000	-
Cash provided by (used) in operating activities	958,032	(173,423)

Cash flows from investing activities:
Sale of land and building	-	2,484,800
Cash paid for property and equipment	(382,755)	(26,862)
Cash (used in) provided by investing activities	(382,755)	2,457,938

Cash Flows from financing activities:
Proceeds from debt, non-related party	50,000	-
Payments on debt, non-related party	(593,863)	(815,297)
Proceeds from line of credit	13,258	250,000
Payment on line of credit	(104,715)	-
Cash used in financing activities	(635,320)	(565,927)

Net (decrease) increase in cash, cash equivalents and restricted cash	(60,043)	1,718,588
Cash, cash equivalents and restricted cash at beginning of the period	1,391,966	2,304,723
Cash, cash equivalents and restricted cash at end of the period	$1,331,923	$4,023,311

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$844,770	$1,083,056

Cash and cash equivalents	$559,983	$3,220,581
Restricted cash	$771,940	$802,730
Total Cash, Cash Equivalents and Restricted Cash	$1,331,923	$4,023,311

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$22,500	$15,000
Assumption of debt related party from a non-related party	$25,000	$-
Payoff of secured fixed rate mortgage loan	$-	$3,736,029
Financing of insurance premiums	$-	$58,256

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

Management’s Liquidity Plans and Going Concern

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

For the six months ended June 30, 2025, the Company had a net loss of approximately $1.0 million and negative net working capital of approximately $17.2 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

The focus on opportunities within our current portfolio and future properties to acquire and operate, the settlement, refinance, and continued service of debt obligations, the potential funds generated from stock sales and other initiatives contributing to additional working capital are intended to alleviate any substantial doubt about the Company’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Management has evaluated conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has developed plans intended to mitigate these conditions; however, there is no assurance that such plans will be successfully implemented or that they will be sufficient to alleviate the substantial doubt. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings (Loss) per Share

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

We calculate basic earnings per share by dividing net income (loss) attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding options, warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible preferred stock outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$(308,027)	$794,344	$(963,996)	$(240,376)
Series D Preferred Dividends	(7,500)	(7,500)	(22,500)	(15,000)
Net Income (Loss) Attributable to Common Stockholders – Basic	$(315,527)	$786,844	$(986,496)	$(255,376)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,067,059	3,067,059	3,067,059	3,067,059

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$(0.10)	$0.26	$(0.32)	$(0.08)
Diluted	$(0.10)	$0.26	$(0.32)	$(0.08)

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

The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the condensed consolidated statements of operations and as net loss. The measure of the operating segment assets is reported on the condensed consolidated balance sheet as total assets.

The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include property taxes, insurance and other operating expenses and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations. All our revenue is attributable to the United States and to our single operating segment.

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024

Land	$1,598,250	$1,598,250
Land improvements	329,055	329,055
Buildings and improvements	38,983,843	38,625,546
Furniture, fixtures and equipment	2,458,657	2,434,199
	43,369,805	42,987,050

Less: Accumulated depreciation	(15,584,808)	(14,859,046)

Property and Equipment, net	$27,784,997	$28,128,004

	For the Six Months Ended June 30,
	2025	2024

Depreciation Expense (excluding Intangible Assets)	$725,762	$833,129

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2025 and December 31 2024:

	June 30, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	708,294	799,752
Fixed-rate mortgage loans	24,664,501	25,152,756
Variable-rate mortgage loans	4,578,340	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	31,949,635	32,584,956
Unamortized discount and debt issuance costs	(443,568)	(451,936)
Total debt, net of discount	$31,506,067	$32,133,020

As presented in the Condensed Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,326,024	$11,450,406
Short term debt – related parties	775,000	750,000
Lines of credit	708,294	799,752
Long-term debt, net	18,696,749	19,132,862

The weighted average interest rate and term of our fixed rate debt are 4.81% and 13.97 years, respectively, as of June 30, 2025. The weighted average interest rate and term of our variable rate debt are 9.10% and 12.62 years, respectively, as of June 30, 2025.

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company was not in compliance with two of its loan covenants. These amounts have been included in the current maturities of long term debt for the respective periods.

Corporate Senior and Senior Secured Promissory Notes

Senior Secured Notes

As of June 30, 2025, the senior secured notes are subject to annual interest of 13% with an original maturity date of October 31, 2021.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	June 30, 2025	December 31, 2024
Arkansas(1)	1	$5,000,000	$3,658,239	$3,742,822
Georgia(2)	4	$13,497,114	$11,125,332	$11,403,295
Ohio(3)	1	$3,000,000	$2,484,756	$2,517,400
Oklahoma(4)	6	$13,181,325	$11,974,514	$12,165,230
	12	$34,678,439	$29,242,841	$29,828,747

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the six months ended June 30, 2025 and year ended December 31, 2024, the Company recognized other income of $43,103 and $119,854, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both. The Company is currently negotiating a refinance for both loans and have received a 120 day forbearances on both which expired on May 31, 2025. The Company also refinanced a mortgage associated with one of the Georgia properties that would have matured in June of 2019 amounting to $3,768,600 and extend its maturity date to July 2049.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate and Other Debt

Other debt due at June 30, 2025 and December 31, 2024 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	June 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$173,500	13% Fixed	November 30, 2025
Higher Call Nursing Center (1)	150,000	-	7,957	8% Fixed	November 30, 2025
	$2,180,000	$173,500	$181,457

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global Casinos, Inc.

The Company’s corporate debt as of June 30, 2025, and December 31, 2024 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	June 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,050,000	$1,025,000	13% Fixed	December 31, 2025
Senior Secured Promissory Notes – Related Party	775,000	775,000	750,000	13% Fixed	December 31, 2025
	$2,030,000	$1,825,000	$1,775,000

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a maturity date of April 12, 2025. The Company is currently in negotiations with Southern Bank to extend the maturity and still retains access to the Commercial Line of Credit.

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a maturity date of November 14, 2025. As of June 30, 2025 and December 31, 2024, the balance outstanding on the lines of credits are $708,294 and $799,752 and the amount available is approximately $790,000 and $700,000, respectively.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $4,184 and $8,125 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for debt issuance costs and debt discounts totaled $8,368 and $25,358 for the six months ended June 30, 2025 and 2024, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2025 (remaining six months)	$12,477,343
2026	791,446
2027	2,998,423
2028	540,330
2029 and Thereafter	15,142,093

Total (without debt discount)	$31,949,635

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

As of June 30, 2025, and December 31, 2024, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of June 30, 2025 and December 31, 2024, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended June 30, 2025, and 2024, the Company declared $7,500 and $7,500 in preferred dividends, respectively. For the six months ended June 30, 2025 and 2024, the Company declared $22,500 and $15,000 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Common Stock. As of June 30, 2025 and December 31, 2024, the Company has 3,067,059 shares of common stock outstanding, respectively.

Common Stock Warrants

As of June 30, 2025, and December 31, 2024, the Company had 177,500 of outstanding warrants to purchase common stock at $2.25 and a weighted average remaining term of 0.50 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2025 and December 31, 2024 was $0.

Activity for the six months ended June 30, 2025, related to common stock warrants is as follows:

	June 30, 2025
	Number of	Weighted Average
	Warrants	Exercise Price

January 1, 2025 Balance	177,500	$2.25
Exercised	-	-
Expired	-	-

June 30, 2025 Balance	177,500	$2.25

6. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three and six months ended June 30, 2025 and 2024, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill as of June 30, 2025 and December 31, 2024:

Balance, December 31, 2024	$1,076,908
Additions	-
Impairment	-
Balance, June 30, 2025	$1,076,908

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

During the six months ended June 30, 2025, $400,000 of the Initial Deposit was deemed non-refundable, therefore the Company deferred the asset and recognized $400,000 to other current liabilities in the condensed consolidated balance sheet.

9. INCOME TAXES

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

For the three and six months ended June 30, 2025, the Company recorded no provision or benefit for federal income taxes and no state income tax provision or benefit, respectively. For the three and six months ended June 30, 2024 the Company recorded no provision or benefit for federal and state income tax expense. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of June 30, 2025.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Termination of Purchase and Sale Agreement

Effective July 13, 2025, the Company received written notice from the Purchaser (“Purchaser”) under the Purchase and Sale Agreement (“PSA”) and Operations Transfer Agreement (“OTA”) for the sale of certain of its Georgia subsidiaries, as previously reported on its Current Report on Form 8-K dated February 7, 2025 and filed with the Securities and Exchange Commission on February 13, 2025, that the Purchaser was terminating the PSA and OTA without consummation.

Enactment of U.S. Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its unaudited condensed consolidated financial statements, which are expected to be immaterial.

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

Properties

As of June 30, 2025, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2025:

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

Effective February 7, 2025, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, the Company’s four (4) skilled nursing facilities in the State of Georgia: Abbeville, Dodge, Warrenton and Sparta. If consummated, the PSA’s would result in the Company no longer having facilities in the State of Georgia. Effective July 13, 2025, the Company received written notice from the Purchaser, that the Purchaser was terminating the PSA and OTA without consummation.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024

Revenue
Rental revenue	$-	$161,026
Healthcare revenue	10,441,244	9,423,776
Total Revenue	10,441,244	9,584,802
Expenses
Property taxes, insurance and other operating	8,156,177	7,416,442
General and administrative	2,236,266	2,423,021
Provision for credit losses	136,348	99,721
Depreciation	362,742	409,530
Total Expenses	10,891,533	10,348,714
Loss from Operations	(450,289)	(763,912)
Other income (expense)
Interest expense, net	(225,991)	(585,709)
Income from employee retention credits	326,500	-
Gain on sale of asset	-	2,112,143
Other income	41,753	31,822
Total other income	142,262	1,558,256
Net (loss) income	$(308,027)	$794,344

Rental Revenue

Rental revenue for the three months ended June 30, 2025 was none compared to $161,026 for the three months ended June 30, 2024, a decrease of $161,026 or 100%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Healthcare Revenue

Healthcare revenue for the three months ended June 30, 2025 was $10,441,244, compared to $9,423,776 for the three months ended June 30, 2024, an increase of $1,017,468 or 11%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $8,156,177 for the three months ended June 30, 2025, compared to $7,416,442 for the three months ended June 30, 2024, an increase of $739,735 or 10%. This increase can be attributed to higher operating cost as a result of inflation between the two periods.

General and Administrative

General and administrative expenses was $2,236,266 for the three months ended June 30, 2025, compared to $2,423,021 for the three months ended June 30, 2024, a decrease of $186,755 or 8%. The decrease can be attributed to a decrease in cost of professional services fees.

Provision for Credit Losses

Provision for credit losses was $136,348 for the three months ended June 30, 2025, compared to $99,721 for the three months ended June 30, 2024, an increase of $36,627 or 37%. The minor change can be attributed to the limited change in aged receivables.

Depreciation

Depreciation expense was $362,742 for the three months ended June 30, 2025, compared to $409,530 for the three months ended June 30, 2024, a decrease of $46,788 or 11%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $225,991 for the three months ended June 30, 2025, compared to $585,709 for the three months ended June 30, 2024, a decrease of $359,718 or 61%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $14,500 per month.

Income from Employee Retention Credit

Income from Employee Retention Credit was $326,500 for the three months ended June 30, 2025, compared to none for the three months ended June 30, 2024, an increase of $326,500 or 100%. The increase was due to the Company collecting previous claims made to obtain the credit.

Gain on Sale of Asset

For the three months ended June 30, 2024, the Company recorded a $2,112,143 gain on the sale of our Goodwill Hunting property as a result of a sale to a third-party.

Below is a summary of the gain calculated as a result of the sale:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

Other Income

Other income was $41,753 for the three months ended June 30, 2025, compared to $31,822 for the three months ended June 30, 2024, an increase of $9,931 or 31%. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024

Revenue
Rental revenue	$-	$321,352
Healthcare revenue	20,928,183	18,755,856
Total Revenue	20,928,183	19,077,208
Expenses
Property taxes, insurance and other operating	16,237,146	14,917,651
General and administrative	4,601,354	4,586,367
Provision for credit losses	235,956	200,236
Depreciation	725,762	833,129
Total Expenses	21,800,218	20,537,383
Loss from Operations	(872,035)	(1,460,175)
Other (income) expense
Interest expense, net	768,658	1,216,039
Income from employee retention credits	(326,500)	-
Gain on sale of asset	-	(2,112,143)
Other income	(350,197)	(323,695)
Total other (income) expense	91,961	(1,219,799)
Net loss	$(963,996)	$(240,376)

Rental Revenue

Rental revenue for the six months ended June 30, 2025 was none compared to $321,352 for the six months ended June 30, 2024, a decrease of $321,352 or 100%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Healthcare Revenue

Healthcare revenue for the six months ended June 30, 2025 was $20,928,183, compared to $18,755,856 for the six months ended June 30, 2024, an increase of $2,172,327 or 12%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $16,237,146 for the six months ended June 30, 2025, compared to $14,917,651 for the six months ended June 30, 2024, an increase of $1,319,495 or 9%. This increase can be attributed to higher operating cost as a result of inflation between the two periods.

General and Administrative

General and administrative expenses was $4,601,354 for the six months ended June 30, 2025, compared to $4,586,367 for the six months ended June 30, 2024, an increase of $14,987 or 0.3%. The increase can be attributed to higher payroll cost.

Provision for Credit Losses

Provision for credit losses was $235,956 for the six months ended June 30, 2025, compared to $200,236 for the six months ended June 30, 2024, an increase of $35,720 or 18%. The minor change can be attributed to the limited change in aged receivables.

Depreciation

Depreciation expense was $725,762 for the six months ended June 30, 2025, compared to $833,129 for the six months ended June 30, 2024, a decrease of $107,367 or 13%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $768,658 for the six months ended June 30, 2025, compared to $1,216,039 for the six months ended June 30, 2024, a decrease of $447,381 or 37%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $14,500 per month.

Income from Employee Retention Credit

Income from Employee Retention Credit was $326,500 for the six months ended June 30, 2025, compared to none for the six months ended June 30, 2024, an increase of $326,500 or 100%. The increase was due to the Company collecting previous claims made to obtain the credit.

Gain on Sale of Asset

For the six months ended June 30, 2024, the Company recorded a $2,112,143 gain on the sale of our Goodwill Hunting property as a result of a sale to a third-party.

Below is a summary of the gain calculated as a result of the sale:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

Other Income

Other income was $350,197 for the six months ended June 30, 2025, compared to $323,695 for the six months ended June 30, 2024, an increase of $26,502 or 8%. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2025, the Company had cash of $559,983 and restricted cash of $771,940. Our restricted cash is to be expended on repairs and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $1.0 million for the six months ended June 30, 2025 and had a working capital deficiency of $17.2 million as of June 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $8,124,710. The Company has received a majority of the credits of $6,866,759 as of December 31, 2024 and received a payment of $326,500 during the six months ended June 30, 2025. The Company has fully reserved for the remaining receivable due in the amount of $931,451.

As of June 30, 2025 and December 31, 2024, our debt balances consisted of the following:

	June 30, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	708,294	799,752
Fixed-rate mortgage loans	24,664,501	25,152,756
Variable-rate mortgage loans	4,578,340	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	31,949,635	32,584,956
Unamortized discount and debt issuance costs	(443,568)	(451,936)
Total debt, net of discount	$31,506,067	$32,133,020

As presented in the Condensed Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,326,024	$11,450,406
Short term debt – related parties, net	775,000	750,000
Short term debt – line of credit	708,294	799,752
Long-term debt	18,696,749	19,132,862

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$958,032	$(173,423)
Net cash (used in) provided by investing activities	(382,755)	2,457,938
Net cash used in financing activities	(635,320)	(565,927)
Net change in cash and cash equivalents and restricted cash	$(60,043)	$1,718,588

Cash Flows Provided By (Used In) Operating Activities

Cash flows provided by operating activities was $958,032 for the six months ended June 30, 2025, compared to cash used in operation of $173,423 for the six months ended June 30, 2024. The increase in cash provided by operations primarily resulted from our net loss during the period of $963,996 which was offset by non-cash charges of $970,086 largely comprised of depreciation and changes in the provision for credit losses. The remainder of our sources of cash provided by operating activities of $951,942 was from changes in our working capital, including $661,404 from increases of accounts receivable payments and $168,397 from timing of prepaids offset by an increase of $400,000 on other current liabilities and an increase of $1,375,842 from timing of accounts payable and accrued expenses.

Cash Flows (Used In) Provided By Investing Activities

Cash used in investing activities was $382,755 for the six months ended June 30, 2025, compared to cash provided by of $2,457,938 for the six months ended June 30, 2024. The cash used in investing activities for the six months ended June 30, 2025 was attributed to purchases of property and equipment. The cash provided by investing activities for the six months ended June 30, 2024 is primarily attributed to the $2,484,800 in proceeds from the sale of the Goodwill Hunting asset.

Cash Flows Used In Financing Activities

Cash used in financing activities was $635,320 for the six months ended June 30, 2025, compared to $565,927 for the six months ended June 30, 2024. During both periods we made payments on long-term debt, line of credit and related party debt.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC

Date: August 14, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Accounting Officer)

