Form 10-Q
period 2025-09-30
SELECTIS HEALTH, INC.
filed 2025-11-14
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☒ No ☐

As of November 12, 2025, the Registrant had 3,067,059 shares of its Common Stock outstanding.

INDEX

		Page No.
	PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2025, and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and Nine months Ended September 30, 2025, and September 30, 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2025, and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$417,125	$680,332
Accounts receivable, net	3,194,341	2,616,929
Prepaid expenses and other current assets	344,564	233,157
Total current assets	3,956,030	3,530,418

Long Term Assets:
Restricted cash	806,886	711,634
Property and equipment, net	27,424,531	28,128,004
Goodwill	1,076,908	1,076,908
Total Assets	$33,264,355	$33,446,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued liabilities	$7,201,797	$6,574,200
Dividends payable	83,100	53,100
Short-term debt, related parties	775,000	750,000
Current maturities of long-term debt, net of issuance costs of $16,736 and $17,160, respectively	11,764,959	11,450,406
Lines of credit	74,442	799,752
Other current liabilities	400,000	-
Total Current Liabilities	20,299,298	19,627,458

Long-term debt, net of issuance costs of $422,648 and $434,776, respectively	18,512,144	19,132,862
Lease security deposit	104,800	96,900
Total Liabilities	$38,916,242	$38,857,220

Commitments and Contingencies
Deficit:
Preferred stock:
Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding at September 30, 2025 and December 31, 2024	401,000	401,000
Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	375,000	375,000
Common stock - $0.05 par value; 800,000,000 shares authorized, 3,067,059 shares issued and outstanding at September 30, 2025 and December 31, 2024	153,352	153,352
Additional paid-in capital	13,852,028	13,852,028
Accumulated deficit	(20,433,267)	(20,191,636)
Total Selectis Health, Inc. Stockholders’ Deficit	(5,651,887)	(5,410,256)
Total Liabilities and Stockholders’ Deficit	$33,264,355	$33,446,964

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Rental Revenue	$-	$-	$-	$321,352
Healthcare Revenue	10,839,954	10,016,416	31,768,137	28,772,271
Total Revenue	10,839,954	10,016,416	31,768,137	29,093,623
Expenses
Property taxes, insurance and other operating	8,519,256	7,573,735	24,756,402	22,491,386
General and administrative	2,146,196	2,395,897	6,747,550	6,982,262
Provision for credit losses	106,763	844,429	342,719	1,044,665
Depreciation	364,699	374,118	1,090,461	1,207,247
Total Expenses	11,136,914	11,188,179	32,937,132	31,725,560
Loss from Operations	(296,960)	(1,171,763)	(1,168,995)	(2,631,937)
Other income (expense)
Interest expense, net	(205,700)	(475,130)	(974,358)	(1,691,170)
Income from employee retention credits	659,923	-	986,423	-
Gain on sale of an asset	-	-	-	2,112,143
Other income	595,102	39,771	945,299	363,466
Total other income (expense)	1,049,325	(435,359)	957,364	784,439
Net income (loss)	752,365	(1,607,122)	(211,631)	(1,847,498)
Series D preferred dividends	(7,500)	(7,500)	(30,000)	(22,500)
Net income (loss) attributable to common stockholders	$744,865	$(1,614,622)	$(241,631)	$(1,869,998)
Per Share Data:
Net income (Loss) per share attributable to common stockholders: Basic and diluted	$0.24	$(0.52)	$(0.08)	$(0.60)
Weighted Average Common Shares Outstanding: Basic and Diluted	3,067,059	3,067,059	3,067,059	3,067,059

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended September 30, 2025

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(21,178,132)	$(6,396,752)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Net income	-	-	-	-	-	-	-	752,365	752,365
Balance, September 30, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,433,267)	$(5,651,887)

For the Three Months Ended September 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(18,000,551)	$(3,219,171)

Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)

Net loss	-	-	-	-	-	-	-	(1,607,122)	(1,607,122)

Balance, September 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(19,615,173)	$(4,833,793)

For the Nine months Ended September 30, 2025

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)
Series D Preferred Dividends	-	-	-	-	-	-	-	(30,000)	(30,000)
Net Loss	-	-	-	-	-	-	-	(211,631)	(211,631)
Balance, September 30, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,433,267)	$(5,651,887)

For the Nine months Ended September 30, 2024

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D Preferred Dividends	-	-	-	-	-	-	-	(22,500)	(22,500)
Net Loss	-	-	-	-	-	-	-	(1,847,498)	(1,847,498)
Balance, September 30, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(19,615,173)	$(4,833,793)

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(211,631)	$(1,847,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,090,461	1,207,247
Amortization of deferred loan costs and debt discount	12,552	99,656
Provision for credit losses	342,719	1,044,665
Gain on sale of an asset	-	(2,112,143)
Changes in operating assets and liabilities:
Accounts receivable	(920,131)	(857,561)
Prepaid expenses and other assets	(111,407)	589,477
Accounts payable and accrued liabilities	627,597	436,081
Lease security deposits	7,900	39,000
Other current liabilities	400,000	-
Cash provided by (used) in operating activities	1,238,060	(1,401,076)

Cash flows from investing activities:
Sale of land and building	-	2,484,800
Cash paid for property and equipment	(386,988)	(26,227)
Cash (used in) provided by investing activities	(386,988)	2,458,573

Cash Flows from financing activities:
Proceeds from debt, non-related party	50,000	371,683
Payments on debt, non-related party	(950,947)	(2,161,307)
Proceeds from line of credit	213,258	250,000
Payment on line of credit	(331,338)	-
Cash used in financing activities	(1,019,027)	(1,539,624)

Net decrease in cash, cash equivalents and restricted cash	(167,955)	(482,127)
Cash, cash equivalents and restricted cash at beginning of the period	1,391,966	2,304,723
Cash, cash equivalents and restricted cash at end of the period	$1,224,011	$1,822,596

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,246,021	$1,555,703

Cash and cash equivalents	$417,125	$984,373
Restricted cash	$806,886	$838,223
Total Cash, Cash Equivalents and Restricted Cash	$1,224,011	$1,822,596

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$30,000	$22,500
Assumption of debt related party from a non-related party	$25,000	$-
Line of credit converted to note payable	$607,230	$-
Payoff of secured fixed rate mortgage loan	$-	$3,736,029
Financing of insurance premiums	$-	$429,939

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

For the nine months ended September 30, 2025, the Company had a net loss of approximately $0.2 million and negative net working capital of approximately $16.3 million. As a result of our losses and our projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$752,365	$(1,607,122)	$(211,631)	$(1,847,498)
Series D Preferred Dividends	(7,500)	(7,500)	(30,000)	(22,500)
Net Income (Loss) Attributable to Common Stockholders – Basic	$744,865	$(1,614,622)	$(241,631)	$(1,869,998)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding	3,067,059	3,067,059	3,067,059	3,067,059

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$0.24	$(0.52)	$(0.08)	$(0.60)
Diluted	$0.24	$(0.52)	$(0.08)	$(0.60)

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

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024

Land	$1,598,250	$1,598,250
Land improvements	329,055	329,055
Buildings and improvements	38,980,356	38,625,546
Furniture, fixtures and equipment	2,466,377	2,434,199
	43,374,038	42,987,050

Less: Accumulated depreciation	(15,949,507)	(14,859,046)

Property and Equipment, net	$27,424,531	$28,128,004

	For the Nine months Ended September 30,
	2025	2024

Depreciation Expense (excluding Intangible Assets)	$1,090,461	$1,207,247

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of September 30, 2025 and December 31 2024:

	September 30, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	74,442	799,752
Fixed-rate mortgage loans	24,363,944	25,152,756
Other notes payable	557,230	-
Variable-rate mortgage loans	4,571,813	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	31,565,929	32,584,956
Unamortized discount and debt issuance costs	(439,384)	(451,936)
Total debt, net of discount	$31,126,545	$32,133,020

As presented in the Condensed Consolidated Balance Sheets:

Current Maturities of long term debt, net	$11,764,959	$11,450,406
Short term debt – related parties	$775,000	$750,000
Lines of credit	$74,442	$799,752
Long-term debt, net	$18,512,144	$19,132,862

The weighted average interest rate and term of our fixed rate debt are 4.79% and 13.84 years, respectively, as of September 30, 2025. The weighted average interest rate and term of our variable rate debt are 9.10% and 12.37 years, respectively, as of September 30, 2025.

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company was not in compliance with two its loan covenants. These amounts have been included in the current maturities of long term debt for the respective periods.

Corporate Senior and Senior Secured Promissory Notes

Senior Secured Notes

As of September 30, 2025, the senior secured notes are subject to annual interest of 13% with an original maturity date of October 31, 2021.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

			Total Principal Outstanding as of
State	Number of Properties	Total Face Amount	September 30, 2025	December 31, 2024
Arkansas(1)	1	$5,000,000	$3,658,239	$3,742,822
Georgia(2)	4	$13,497,114	$10,973,957	$11,403,295
Ohio(3)	1	$3,000,000	$2,462,414	$2,517,400
Oklahoma(4)	6	$13,181,325	$11,841,147	$12,165,230
	12	$34,678,439	$28,935,757	$29,828,747

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the nine months ended September 30, 2025 and year ended December 31, 2024, the Company recognized other income of $98,247 and $119,854, respectively for repayments on the loan.

(2)	The Company refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, to extend their maturity dates to May 2024 for both. The Company is currently negotiating a refinance for both loans and have received a 120 day forbearances on both which expired on May 31, 2025 and is currently in forbearance until December 31, 2025. The Company also refinanced a mortgage associated with one of the Georgia properties that would have matured in June of 2019 amounting to $3,768,600 and extend its maturity date to July 2049.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced all three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027 for all three. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate and Other Debt

Other debt due at September 30, 2025 and December 31, 2024 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	September 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$173,500	$173,500	13% Fixed	November 30, 2025
Higher Call Nursing Center (1)	150,000	-	7,957	8% Fixed	November 30, 2025
	$2,180,000	$173,500	$181,457

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global Casinos, Inc.

The Company’s corporate debt as of September 30, 2025, and December 31, 2024 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	September 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,050,000	$1,025,000	13% Fixed	December 31, 2025
Senior Secured Promissory Notes – Related Party	775,000	775,000	750,000	13% Fixed	December 31, 2025
	$2,030,000	$1,825,000	$1,775,000

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with an original maturity date of April 12, 2025. In August of 2025, the Company and Southern Bank agreed to convert the line of credit into a promissory note. The Company reclassed the balance of $607,230 from line of credit to current maturities of long-term debt on the balance sheet as of September 30, 2025.

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a maturity date of November 14, 2025. As of September 30, 2025 and December 31, 2024, the balance outstanding on the lines of credits are $74,442 and $799,752 and the amount available is approximately $675,000 and $700,000, respectively.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $4,184 and $3,774 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for debt issuance costs and debt discounts totaled $12,552 and $29,133 for the nine months ended September 30, 2025 and 2024, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2025 (remaining three months)	$12,054,900
2026	791,447
2027	2,986,738
2028	540,331
2029 and Thereafter	15,192,513

Total (without debt discount)	$31,565,929

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

As of September 30, 2025, and December 31, 2024, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of September 30, 2025 and December 31, 2024, the Company had 375,000 shares of Series D Preferred Stock outstanding.

For the three months ended September 30, 2025, and 2024, the Company declared $7,500 and $7,500 in preferred dividends, respectively. For the nine months ended September 30, 2025 and 2024, the Company declared $30,000 and $22,500 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Common Stock. As of September 30, 2025 and December 31, 2024, the Company has 3,067,059 shares of common stock outstanding.

Common Stock Warrants

As of September 30, 2025, and December 31, 2024, the Company had 177,500 of outstanding warrants to purchase common stock at $2.25 and a weighted average remaining term of 0.25 years and 1.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of September 30, 2025 and December 31, 2024 was $17,750 and $0.

Activity for the nine months ended September 30, 2025, related to common stock warrants is as follows:

	September 30, 2025
	Number of	Weighted Average
	Warrants	Exercise Price

January 1, 2025 Balance	177,500	$2.25
Exercised	-	-
Expired	-	-

September 30, 2025 Balance	177,500	$2.25

6. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill as of September 30, 2025 and December 31, 2024:

Balance, December 31, 2024	$1,076,908
Additions	-
Impairment	-
Balance, September 30, 2025	$1,076,908

7. LEGAL PROCEEDINGS

The Company and/or its affiliated subsidiaries provide patient care at or through their facilities. As such, the Company and its affiliated subsidiaries are subject from time to time to claims of negligence resulting in injury or death to residents. The Company maintains comprehensive general liability insurance and professional liability insurance in sufficient amounts to cover most material exposure that may result from these claims. The cost of defense is generally covered by these liability policies subject to reasonable reserves and deductibles. Nevertheless the Company may have exposure to these claims which in some cases can be material. There can be no assurance that the Company’s portfolio of insurance products will be adequate to cover all potential exposure or prevent material adverse financial losses. As of September 30, 2025, management cannot reasonably determine the likelihood of an unfavorable outcome.

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

In July of 2025 the Purchaser cancelled the PSA.

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

During the nine months ended September 30, 2025, the Company received $400,000 from escrow for the non-refundable portion of the deposit from the PSA transaction. Accordingly, the Company deferred recognition of other income until all contingencies have expired.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties of the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. As of September 30, 2025 and December 31, 2024 the company did not record any liability for tax uncertainties.

For the three and nine months ended September 30, 2025, the Company recorded no provision or benefit for federal income taxes and no state income tax provision or benefit, respectively. For the three and nine months ended September 30, 2024 the Company recorded no provision or benefit for federal and state income tax expense. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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

The Company has no open income tax audits with any taxing authority as of September 30, 2025.

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

On September 10, 2025, the Company entered into a management services agreement with Tiaps Rehab Center, LLC to operate a facility in Oklahoma City, Oklahoma which began on October 1, 2025. The Company will operate the facility on a 12 month term with an option to renew the agreement for an additional 24 months. The Company will be paid a fixed fee plus 1.5% of revenue over the term of the agreement.

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

Properties

As of September 30, 2025, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at September 30, 2025:

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

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024

Revenue
Healthcare revenue	$10,839,954	$10,016,416
Total Revenue	10,839,954	10,016,416
Expenses
Property taxes, insurance and other operating	8,519,256	7,573,735
General and administrative	2,146,196	2,395,897
Provision for credit losses	106,763	844,429
Depreciation	364,699	374,118
Total Expenses	11,136,914	11,188,179
Loss from Operations	(296,960)	(1,171,763)
Other income (expense)
Interest expense, net	(205,700)	(475,130)
Income from employee retention credits	659,923	-
Other income	595,102	39,771
Total other income (expense)	1,049,325	(435,359)
Net income (loss)	$752,365	$(1,607,122)

Healthcare Revenue

Healthcare revenue for the three months ended September 30, 2025 was $10,839,954, compared to $10,016,416 for the three months ended September 30, 2024, an increase of $823,538 or 8%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $8,519,256 for the three months ended September 30, 2025, compared to $7,573,735 for the three months ended September 30, 2024, an increase of $945,521 or 12%. This increase can be attributed to higher operating cost as a result of inflation between the two periods.

General and Administrative

General and administrative expenses was $2,146,196 for the three months ended September 30, 2025, compared to $2,395,897 for the three months ended September 30, 2024, a decrease of $249,701 or 10%. The decrease can be attributed to a decrease in cost of professional services fees and payroll related cost.

Provision for Credit Losses

Provision for credit losses was $106,763 for the three months ended September 30, 2025, compared to $844,429 for the three months ended September 30, 2024, a decrease of $737,666 or 87%. The decrease can be attributed to the Company hiring outside professionals to assist with collections during the year.

Depreciation

Depreciation expense was $364,699 for the three months ended September 30, 2025, compared to $374,118 for the three months ended September 30, 2024, a decrease of $9,419 or 3%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $205,700 for the three months ended September 30, 2025, compared to $475,130 for the three months ended September 30, 2024, a decrease of $269,430 or 57%. The decrease was driven by a reduction in total debt payable, resulting from principal payments made from the prior year. In addition, the company recorded interest income associated with employee retention credit payments received during the three months ended September 30, 2025.

Income from Employee Retention Credit

Income from Employee Retention Credit was $659,923 for the three months ended September 30, 2025, compared to none for the three months ended September 30, 2024, an increase of $659,923 or 100%. The increase was due to the Company collecting previous claims made to obtain the credit.

Other Income

Other income was $595,102 for the three months ended September 30, 2025, compared to $39,771 for the three months ended September 30, 2024, an increase of $555,331 or 1,396%. This is primarily related to recording of income attributed to the state of Georgia as a result of state Medicaid credits received.

Nine months Ended September 30, 2025, Compared to the Nine months Ended September 30, 2024

	Nine months Ended September 30,
	2025	2024

Revenue
Rental revenue	$-	$321,352
Healthcare revenue	31,768,137	28,772,271
Total Revenue	31,768,137	29,093,623
Expenses
Property taxes, insurance and other operating	24,756,402	22,491,386
General and administrative	6,747,550	6,982,262
Provision for credit losses	342,719	1,044,665
Depreciation	1,090,461	1,207,247
Total Expenses	32,937,132	31,725,560
Loss from Operations	(1,168,995)	(2,631,937)
Other income (expense)
Interest expense, net	(974,358)	(1,691,170)
Income from employee retention credits	986,423	-
Gain on sale of asset	-	2,112,143
Other income	945,299	363,466
Total other income	957,364	784,439
Net loss	$(211,631)	$(1,847,498)

Rental Revenue

Rental revenue for the nine months ended September 30, 2025 was none compared to $321,352 for the nine months ended September 30, 2024, a decrease of $321,352 or 100%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Healthcare Revenue

Healthcare revenue for the nine months ended September 30, 2025 was $31,768,137 compared to $28,772,271 for the nine months ended September 30, 2024, an increase of $2,995,866 or 10%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $24,756,402 for the nine months ended September 30, 2025, compared to $22,491,386 for the nine months ended September 30, 2024, an increase of $2,265,016 or 10%. This increase can be attributed to higher operating cost as a result of inflation between the two periods.

General and Administrative

General and administrative expenses was $6,747,550 for the nine months ended September 30, 2025, compared to $6,982,262 for the nine months ended September 30, 2024, a decrease of $234,712 or 3%. The decrease can be attributed to lower professional fees and payroll cost.

Provision for Credit Losses

Provision for credit losses was $342,719 for the nine months ended September 30, 2025, compared to $1,044,665 for the nine months ended September 30, 2024, a decrease of $701,946 or 67%. The decrease can be attributed to the Company hiring outside professionals to assist with collections.

Depreciation

Depreciation expense was $1,090,461 for the nine months ended September 30, 2025, compared to $1,207,247 for the nine months ended September 30, 2024, a decrease of $116,786 or 10%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $974,358 for the nine months ended September 30, 2025, compared to $1,691,170 for the nine months ended September 30, 2024, a decrease of $716,812 or 42%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024.

Income from Employee Retention Credit

Income from Employee Retention Credit was $986,423 for the nine months ended September 30, 2025, compared to none for the nine months ended September 30, 2024, an increase of $986,423 or 100%. The increase was due to the Company collecting previous claims made to obtain the credit.

Gain on Sale of Asset

For the nine months ended September 30, 2024, the Company recorded a $2,112,143 gain on the sale of our Goodwill Hunting property as a result of a sale to a third-party.

Below is a summary of the gain calculated as a result of the sale:

Description	Amount
Cash	$2,484,800
Security Deposit	250,000
Interest Exp	21,470
Notes Payable	3,679,890
Prepaid Rent	(146,740)
Land & Buildings	(4,177,277)

Total Gain on Sale of Goodwill Hunting	$2,112,143

Other Income

Other income was $945,299 for the nine months ended September 30, 2025, compared to $363,466 for the nine months ended September 30, 2024, a increase of $581,833 or 160%. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt. In addition the Company had recognized $590,404 in credit from the state of Georgia during the nine months ended September 30, 2025 as a result of state Medicaid credit received.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At September 30, 2025, the Company had cash of $417,125 and restricted cash of $806,886. Our restricted cash is to be expended on repairs and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $0.2 million for the nine months ended September 30, 2025 and had a working capital deficiency of $16.3 million as of September 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $8,124,710. The Company has received a majority of the credits of $6,866,759 as of December 31, 2024 and received payments of $986,423 during the nine months ended September 30, 2025. The Company has fully reserved for the remaining receivable due in the amount of $271,528.

As of September 30, 2025 and December 31, 2024, our debt balances consisted of the following:

	September 30, 2025	December 31, 2024
Senior secured promissory notes	$1,050,000	$1,025,000
Senior secured promissory notes - related parties	775,000	750,000
Lines of credit	74,442	799,752
Fixed-rate mortgage loans	24,363,944	25,152,756
Other note payable	557,230	-
Variable-rate mortgage loans	4,571,813	4,675,991
Other debt, subordinated secured	173,500	173,500
Other debt, subordinated secured - seller financing	-	7,957
Total	31,565,929	32,584,956
Unamortized discount and debt issuance costs	(439,384)	(451,936)
Total debt, net of discount	$31,126,545	$32,133,020

As presented in the Condensed Consolidated Balance Sheets:

Current maturities of long term debt, net	$11,764,959	$11,450,406
Short term debt – related parties, net	$775,000	$750,000
Short term debt – line of credit	$74,442	$799,752
Long-term debt	$18,512,144	$19,132,862

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$1,238,060	$(1,401,076)
Net cash (used in) provided by investing activities	(386,988)	2,458,573
Net cash used in financing activities	(1,019,027)	(1,539,624)
Net change in cash and cash equivalents and restricted cash	$(167,955)	$(482,127)

Cash Flows Provided By (Used In) Operating Activities

Cash flows provided by operating activities was $1,238,060 for the nine months ended September 30, 2025, compared to cash used in operation of $1,401,076 for the nine months ended September 30, 2024. The increase in cash provided by operations primarily resulted from the decrease in our net loss which went from a net loss of $1,847,498 for the nine months ended September 30, 2024 to a loss of $211,631 for the nine months ended September 30, 2025. The decrease in net loss was offset by non-cash charges of $1,445,732 largely comprised of depreciation and changes in the provision for credit losses. The remainder of our sources of cash provided by operating activities of $3,959 was from changes in our working capital, including $920,131 from increases of accounts receivable payments and $111,407 from timing of prepaids offset by an increase of $400,000 on other current liabilities and an increase of $627,597 from timing of accounts payable and accrued expenses.

Cash Flows (Used In) Provided By Investing Activities

Cash used in investing activities was $386,988 for the nine months ended September 30, 2025, compared to cash provided by of $2,458,573 for the nine months ended September 30, 2024. The cash used in investing activities for the nine months ended September 30, 2025 was attributed to purchases of property and equipment. The cash provided by investing activities for the nine months ended September 30, 2024 is primarily attributed to the $2,484,800 in proceeds from the sale of the Goodwill Hunting asset.

Cash Flows Used In Financing Activities

Cash used in financing activities was $1,019,027 for the nine months ended September 30, 2025, compared to $1,539,624 for the nine months ended September 30, 2024. During both periods we made payments on long-term debt, line of credit and related party debt.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELECTIS HEALTH, INC

Date: November 14, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Adam Desmond
Adam Desmond, Chief Executive Officer
(Principal Accounting Officer)

