Form 10-K
period 2025-12-31
SELECTIS HEALTH, INC.
filed 2026-04-15
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-15415

Selectis Health, Inc.

(Exact name of Registrant as specified in its Charter)

Utah	87-0340206
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification number

600 17th Street Suite 284 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (918) 538-9656

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

The aggregate market value of the 2,373,701 shares of voting and non-voting common equity held by non-affiliates as of June 30, 2025 was $4.0 million computed by reference to the price at which the common equity was last sold at June 30, 2025.

The number of shares outstanding of the registrant’s common stock as of April 13, 2026 is 3,067,059.

SELECTIS HEALTH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	strategic business relationships;
*	statements about our future business plans and strategies;
*	anticipated operating results and sources of future revenue;
*	our organization’s growth;
*	adequacy of our financial resources;
*	development of markets;
*	competitive pressures;
*	changing economic conditions; and
*	expectations regarding competition from other companies.

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

Background

Selectis Health, Inc. (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries, Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the South and Southeastern portions of the U.S. In 2019, the Company shifted from leasing long-term care facilities to third-party, independent operators towards an owner operator model.

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

We acquire, develop, lease and manage healthcare real estate, provide financing to healthcare providers, and provide healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare operations: (i) senior housing (including independent and assisted living), and (ii) post-acute/skilled nursing. We will make investments within our healthcare operations using the following six investment means: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, and (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA, and (vi) owning healthcare operations.

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

In the future, the Company intends to continue to evaluate operations that will enhance our portfolio of healthcare centers.

Real Estate Industry

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses.

At December 31, 2025 the Company owned 12 healthcare facilities. Initially, the Company simply owned the physical property and real estate and leased or subleased the facility to third-party operators. In 2019, the Company intentionally decided to begin moving towards operations through newly created independent operating subsidiaries. As of December 31, 2025, the Company, through wholly-owned subsidiaries, operates nine healthcare facilities.

In January 2026 the Company completed the sale of two of its facilities in Georgia for a purchase price of $13.2 million. As a result, the Company is currently operating seven healthcare facilities beginning in February 2026.

Business Strategy

As an organization, our primary goal is to increase shareholder value through profitable growth and provision of professional healthcare. Our investment strategy to achieve this goal is based on four principles: (i) quality healthcare for our residents, (ii) opportunistic investing, (iii) portfolio diversification and (iv) conservative financing.

Quality Healthcare for our Residents

Our healthcare operations are expected to bolster our revenue. The mix of our revenues, from leasing facilities to our owner operator model has shifted from rents to healthcare provision as well. Our operational teams and staff at our facilities are dedicated to maintaining the highest of standards and quality care metrics in line with, but not limited to, the CDC, ADA, CMS, and all state and local guidelines.

Opportunistic Investing

We will make investment decisions in ways expected to drive profitable growth and create shareholder value. We will perform in depth due diligence and quantitative and qualitative analyses designed to position ourselves to create and take advantage of situations to meet our goals and investment criteria.

Portfolio Diversification

We believe in maintaining a portfolio of healthcare investments diversified by operational type, geography, operator, tenant, and product. Diversification reduces the likelihood that a single event might materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing this strategy of diversification, we will monitor, but will not limit, our investments based on the percentage of our total assets that may be invested in any one property, or geographic location, or the number of properties which we may lease to a single operator or tenant. We may, amongst other things, structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

Financing

We will strive to manage our debt-to-equity levels in reasonable ways and maintain multiple sources of liquidity, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to appropriately divest of assets. Our debt obligations will be primarily fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

We plan to finance any potential investments based on our evaluation of available sources of funding. For short-term purposes, we may arrange for short-term borrowings from banks or other sources or arrange appropriately for the sale of some of our operating facilities. We may also arrange for longer-term financing through offerings of equity and debt securities and/or, placement of mortgage debt and capital from institutional lenders and equity investors.

Competition

Investing in real estate serving the healthcare industry is highly competitive. We will face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of which/whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.

Income from our facilities is dependent on the ability of our operations to compete with other healthcare companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal, and state payment programs as well as the effect of laws and regulations may also have a significant influence on the profitability of our facilities.

Healthcare Operations

Post-acute/skilled nursing. Skilled Nursing Facilities (“SNF”) offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from post-acute care services are derived from providing services to residents beyond room and board and include inter-alia occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis.

Post-acute/skilled nursing services provided by our operations in these facilities will be primarily paid for either by private sources or through the Medicare and Medicaid programs.

Independent Living Facilities (“ILFs”). ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living (“ADL”), such as bathing, eating, and dressing. However, residents may have the option to contract for these services.

Senior Housing. Senior housing facilities include assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their needs. Services provided by our operations in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Senior housing property types are further described below.

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

Investments

Direct Ownership. We plan to primarily generate revenue by purchasing properties and operating the facilities internally. Most of our revenue will be received from government agencies, hospice companies, managed care contracts and private pay receipts that will provide for a substantial recovery of operating expenses including but not limited to staffing, supplies, bed taxes, real estate taxes, repairs and maintenance, utilities, and insurance. For existing properties with leases in place, our rents typically will be received from leases under triple net leases.

Operating Properties. We may enter contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”). Additionally, as an owner operator, our local teams work to create alignment with our internal health care providers to scale operating efficiencies, and/or ancillary services intended to drive profitable growth.

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

Debt Investments. Our mezzanine loans will typically be secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Such mortgages and construction financing will typically be issued by federal, state, and/or local banks and will generally be secured by healthcare real estate.

Developments and Redevelopments. We will typically commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support more speculative construction. We will work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments that we choose to undertake. Our development and redevelopment investments will likely be in the life science and medical office segments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquisition cost or existing basis) to achieve property stabilization or to change the primary use of the properties.

Recent Financings

2021 Senior Secured Note Extension

On January 17, 2020, the Board of Directors agreed to increase the total offering amount and extend the period of its 2018 Offering of 11% Senior Secured Notes. The total amount of the Offering was increased to $2,500,000. Effective February 5, 2020, and March 3, 2020, the Company completed the sale of $60,000 and $100,000, respectively, of Units in the Offering. The sale of $100,000 Units on March 3, 2020, was to a related party. Effective October 31, 2020, the Company completed the exchange of $150,000 of Units in the Offering for matured Senior Unsecured Notes. No fees or commissions were paid on the sale of the Units. The proceeds were used for general working capital.

In July 2023, the Company renegotiated the Senior Secured Notes, originally issued in 2018. The new terms were for 11% annual interest through December 31, 2024. The warrants issued and associated with these notes were extended through the same date.

Effective December 31, 2024, the Company again renegotiated the Senior Secured Notes. The new terms are for 13% interest through December 31, 2025, with certain events triggering earlier redemption. The 177,500 previously issued warrants were also extended through December 31, 2025 and the exercise price reduced to $2.25 per share.

Effective December 31, 2025, the Company entered into a Third Amended and Restated Allonge and Modification Agreement (the “Third Allonge”) with the holders of more than a majority in interest in the Company’s 2018 11% Senior Secured Promissory Notes (the “Notes”). There were an aggregate of $1,775,000 in principal amount of Notes outstanding. The Maturity Date of the Notes was extended to the earlier of (i) February 28, 2026 or (ii) the consummation by the Company of a Qualified Transaction which would result in the Company realizing net proceeds, after deducting transaction expenses and retirement of mortgage debt, sufficient to enable the Company to retire all outstanding Notes, principal and accrued interest. The Maturity Date could be extended under certain circumstances. Interest on the Notes will accrue at the rate of 13% per annum until paid in full. The expiration date of the Warrants previously granted to the Noteholders was extended to December 31, 2027. The exercise price of the Warrants will continue to be $2.25 per share. Based on various discussions and negotiations between the Company and the Note holders, the Notes were repaid in full in January 2026.

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In August 2025, the Commercial Line of Credit was converted into a Promissory Note and extended to December 12, 2030 with an interest rate of 7.25%. The Company repaid the balance outstanding on the Promissory Note in January 2026.

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. In November 2025 the Company and Southern Bank agreed to extend the maturity date of the Commercial Line of Credit to December 14, 2026. The interest rate of the on the Commercial Line of Credit as of December 31, 2025 was 7.75%.

As of December 31, 2025, the balance outstanding on the Commercial Line of Credits is $325,192 and the amount available is approximately $425,000.

Government Regulations, Licensing and Enforcement

Overview

Our operations, and tenants will typically be subject to extensive and complex federal, state and local healthcare laws, rules and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our operations to civil, criminal, and administrative sanctions. Affected operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties will be subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations reimbursement enforcement activity and regulatory non-compliance by our operations can all have a significant effect on the financial condition of the property, which in turn may adversely impact us.

We will seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our operations and tenants by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operations base to limit our exposure to any single entity, and seeking operations that are not largely dependent on Medicaid reimbursement for their revenues. In addition, we work to ensure in each instance that our operations have obtained all necessary licenses and permits before beginning (and maintaining) operations and require that those operators covenant that they will comply with all applicable laws and regulations in connection with the facility operations.

The following is a discussion of certain laws and regulations generally applicable to our operations and tenants.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws, rules and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such healthcare providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid and/or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”), which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including, potentially punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and can in some instances also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operations are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if there is lack of compliance with applicable laws.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are or will be subject to extensive federal, state, and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate certain equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our ability to expand or operate effectively.

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and will make necessary modifications as appropriate in this respect.

Environmental Matters

A wide variety of federal, state, and local environmental and occupational health and safety laws, rules and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of laws, rules and regulations, many of which may involve strict liability on the part of the potential offender. Some of these federal and state laws, rules and regulations may directly impact us. Under various federal, state, and local environmental laws, ordinances, rules and regulations, an owner of real property or a secured lender, such as us if applicable, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral any or all of which, in turn, could reduce our revenues.

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

On March 31, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates, or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult with their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

Pursuant to the One Big Beautiful Bill Act (OBBBA) enacted in 2025, the limitation on the deductibility of business interest expense under Internal Revenue Code Section 163(j) was modified. Specifically, the calculation of Adjusted Taxable Income (ATI) now permanently includes the add-back of depreciation, amortization, and depletion (the ‘EBITDA’ metric). This legislative change has significantly increased our interest expense deduction threshold, thereby reducing our disallowed interest expense and the associated carryforward balances as of December 31, 2025.

Health Care Regulatory Climate

Government Regulation and Reimbursement

The U.S. healthcare industry is heavily regulated. Our operations are subject to extensive and complex federal, state and local healthcare laws, rules and regulations. These laws, rules and regulations are subject to frequent and substantial amendments and changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws, rules and regulations impacting our operations, in addition to non-compliance by our operations, can have a significant effect on the operations and financial condition of our operations, which in turn may adversely impact us. There is the potential that we may be subject directly to healthcare laws, rules and regulations because of the broad nature of some of these regulations, such as the Anti-kickback Statute and False Claims Act, among others.

Any permanent or temporary changes to regulations and reimbursement, as well as emergency legislation, including the CARES Act enacted on March 27, 2020, [related to the coronavirus outbreak] and discussed below, continue to have a significant impact on our operations and financial condition. The extent that the regulations’ effect on the Company’s operational and financial performance may depend on future developments, including the sufficiency and timeliness of additional governmental relief, the duration, spread and intensity of a defined outbreak, the impact of genetic mutations of the virus into new variants, the impact of vaccine distributions and booster doses on our operations and their populations, the impact of vaccine mandates on staffing shortages at our operations, as well as the difference in how any pandemic may impact SNFs in contrast to ALFs, all of which developments and impacts are uncertain and difficult to predict. Due to these uncertainties, we are not able at this time to estimate the effect of these factors on our business; however, the adverse impact on our business, results of operations, financial condition and cash flows could be material.

A significant portion of our revenue (payor mix) is derived from government-funded reimbursement programs, consisting primarily of Medicare and Medicaid. As federal and state governments continue to focus on healthcare reform initiatives, efforts to reduce costs by government payors will likely continue. Any limits on the scope of services reimbursed and/or reductions of reimbursement rates could therefore have a material adverse effect on our results of operations and financial condition. Additionally, new and evolving payor and provider programs that are tied to quality and efficiency could adversely impact our liquidity, financial condition or results of operations, and there can be no assurance that payments under any of these government healthcare programs are currently, or will be in the future, sufficient to fully reimburse us for our operating and capital expenses. In addition to quality and value based reimbursement reforms, the U.S. Centers for Medicare and Medicaid Services (“CMS”) has implemented a number of initiatives focused on the reporting of certain facility specific quality of care indicators that could affect our operations and financial results, including publicly released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under the CMS “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. These rating changes have impacted referrals to SNFs, and it is possible that changes to this system or other ranking systems could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The following is a discussion of certain U.S. laws and regulations generally applicable to our operations.

In further response to the pandemic, the CARES Act authorized approximately $178 billion to be distributed through the Provider Relief Fund to reimburse eligible healthcare providers for healthcare related expenses or lost revenues that were attributable to coronavirus. Funds have been allocated since 2020 in targeted and general distributions, the latter over four phases. In September 2021, HHS announced the release of $25.5 billion in phase four provider funding, including $17 billion of the $178 billion previously authorized through the CARES Act and $8.5 billion for rural providers, including those with Medicaid and Medicare patients, through the American Rescue Plan Act, with payments that began in December 2021. The Provider Relief Fund is administered under the broad authority and discretion of HHS and recipients are not required to repay distributions received to the extent they are used in compliance with applicable requirements. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. We do not expect our operations to receive additional funding from HHS.

The CARES Act and related legislation also made other forms of financial assistance available to healthcare providers, which have the potential to impact our operators to varying degrees. This assistance includes Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to healthcare providers. These payments are loans that healthcare providers were scheduled to repay beginning one year from the issuance date of each healthcare provider’s or supplier’s accelerated or advance payment, with repayment made through automatic recoupment of 25% of Medicare payments otherwise owed to the healthcare provider or supplier for eleven months, followed by an increase to 50% for another six months, after which any outstanding balance would be repaid subject to an interest rate of 4%. We believe these repayments commenced for many of our healthcare providers in April 2021 and have adversely impacted operating cash flows of these healthcare providers.

The Budget Control Act of 2011 established a Medicare Sequestration of 2%, which is an automatic reduction of certain federal spending as a budget enforcement tool. Originally, the sequester was supposed to be in effect from FY 2013 to FY 2021. However, most recently, the Infrastructure Investment and Jobs Act extended the sequester through FY 2031. Additional legislation, including the CARES Act and the Protecting Medicare and American Farmers Act, suspended the application of the sequester to Medicare from May 1, 2020 through March 31, 2022. It also limited Medicare reductions to 1% from April 1, 2022 through June 30, 2022. The full 2% Medicare sequestration went into effect as of July 1, 2022. The sequestration is currently extended through fiscal year 2031 and gradually increases to 4% from 2030 through 2031.

Quality of Care Initiatives and Additional Requirements In August 2021, CMS announced it was developing an emergency regulation requiring staff vaccinations within the nation’s more than 15,000 Medicare and Medicaid-participating nursing homes, and in September 2021, CMS further announced that the scope of the regulation would be expanded to include workers in hospitals, dialysis facilities, ambulatory surgical settings, and home health agencies. In addition, recent updates to the Nursing Home Care website and the Five Star Quality Rating System include revisions to the inspection process, adjustment of staffing rating thresholds, the implementation of new quality measures and the inclusion of a staff turnover percentage (over a 12-month period). Although the American Rescue Plan Act did not allocate specific funds directly to SNF or ALF providers, certain funds were allocated to states who that distributed a portion of these funds to SNF and ALF providers. In addition, the American Rescue Plan Act allocated funds to quality improvement organizations to provide infection control and vaccination uptake support to SNFs and to the CDC for staffing, training and deployment of state-based nursing home and long-term care “strike teams” to assist facilities with known or suspected deficiencies. Additionally, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of the nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs. It is uncertain whether such a mandate will be implemented and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operations; an unfunded mandate to increase staff in SNFs may have a material and adverse impact on the financial condition of our operations.

In March 2021, the Oversight Subcommittee of the House Ways and Means Committee held a hearing on examining the impact of private equity in the U.S. healthcare system, including the impact on quality of care provided within the skilled nursing industry. The Biden Administration additionally announced in March 2022 a focus on reviewing private equity investment specifically in the skilled nursing sector. These initiatives, as well as additional calls for government review of the role of private equity in the U.S. healthcare industry, could result in additional requirements and/or impacts on our operations.

Reimbursement Generally:

Medicaid. Most of our SNF operations derive a substantial portion of their revenue from state Medicaid programs. Whether and to what extent the level of Medicaid reimbursement covers the actual cost to care for a Medicaid eligible resident varies by state. While periodic rate setting occurs and, in most cases, has an inflationary component, the state rate setting process has not always keep pace with inflation or, even if it does, there is a risk that is may still not be sufficient to cover all or a substantial portion of the cost to care for Medicaid eligible residents. Additionally, rate setting is also subject to changes based on state budgetary constraints and political factors, both of which could result in decreased or insufficient reimbursement to the industry even in an environment where costs are rising. Since our profit margins on Medicaid patients in our facilities are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the percentage of Medicaid patients has in the past, and may in the future, adversely affect our results of operations and financial condition, which in turn could adversely impact us.

The CARES Act and American Rescue Plan Act contained several provisions designed to increase coverage, expand benefits, and adjust federal financing for state Medicaid programs. While the CARES Act provided for a 6.2% FMAP add-on to the Medicaid program during the PHE, only certain states passed any of that specifically on to SNF operators either via an enhanced rate or lump sum payments. Additionally, the American Rescue Plan Act provided for a 10% FMAP add-on for state home and community-based service expenditures from April 1, 2021 through March 31, 2022 in an effort to assist seniors and people with disabilities to receive services safely in the community rather than in nursing homes and other congregate care settings. Both programs came with conditions that states had to meet to eligible for the FMAP add-on. There may be future initiatives proposed to allocate funding available for reimbursement away from SNFs in favor of home health agencies and community-based care.

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

Payments to healthcare providers continue to be increasingly tied to quality and efficiency. The Patient Driven Payment Model (“PDPM”), which was designed by CMS to improve the incentives to treat the needs of the whole patient, became effective October 1, 2019. CMS has stated that it intended PDPM to be revenue-neutral to operators, with future Medicare reimbursement reductions possible if that was not the case. In April 2022, CMS issued a proposal for comment, which included an adjustment to obtain that revenue neutrality as early as the 2023 rate setting period. After considering the feedback received in the rulemaking cycle, CMS finalized recalibration of the PDPM parity adjustment factor of 4.6% with a two-year phase-in period that would reduce SNF spending by 2.3%, or approximately $780 million, in each of fiscal years 2023 and 2024. Prior to COVID-19, we believed that certain of our operations could realize efficiencies and cost savings from increased concurrent and group therapy under PDPM and some had reported early positive results. Given the ongoing impacts of COVID-19, many operators are and may continue to be restricted from pursuing concurrent and group therapy and unable to realize these benefits. Additionally, our operations continue to adapt to the reimbursement changes and other payment reforms resulting from the value-based purchasing programs applicable to SNFs under the 2014 Protecting Access to Medicare Act. These reimbursement changes have had and may, together with any further reimbursement changes to PDPM or value-based purchasing models, in the future have an adverse effect on the operations and financial condition of some operators and could adversely impact the ability of operators to meet their obligations to us.

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

Fraud and Abuse. There are various federal and state civil and criminal laws, rules and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.

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

Privacy:

We and our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), HIPAA. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights (“OCR”). Additionally, in a final rule issued in January 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate through a risk assessment that there is a low probability that the information has been compromised.

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

Other Laws and Regulations. Additional federal, state and local laws, rules and regulations affect how we conduct our operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; the Americans with Disabilities Act (the “ADA”), which imposes certain requirements to make facilities accessible to persons with disabilities, the costs for which we may be directly or indirectly responsible; the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”), which amended requirements for staff training, discharge planning, infection prevention and control programs, and pharmacy services, among others; staffing; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and health standards, including those set by the federal Occupational Safety and Health Administration (in the U.S.). It is anticipated that our operators will continue to face additional federal and state regulatory requirements related to the operation of their facilities in response to the COVID-19 pandemic. These requirements may continue to evolve and develop over lengthy periods of time.

General and Professional Liability. Although arbitration agreements have generally been effective in limiting general and professional liabilities for SNF and long-term care providers, there have been numerous lawsuits in recent years challenging the validity of arbitration agreements in long-term care settings. On July 16, 2019, CMS issued a final rule lifting the prohibition on pre-dispute arbitration agreements offered to residents at the time of admission provided that certain requirements are met. The rule prohibits providers from requiring residents to sign binding arbitration agreements as a condition for receiving care and requires that the agreements specifically grant residents the explicit right to rescind the agreement within thirty calendar days of signing. A number of professional liability and employment related claims have been filed or are threatened to be filed against long-term care providers related to COVID-19. While such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation, an adverse resolution of any of legal proceeding or investigations against our operators may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our operators’ reputation, business, results of operations and cash flows.

Environmental, Social and Governance (“ESG”)

We reasonably prioritize environmental, social and governance initiatives that matter to our business and shareholders. Our Nominating and Corporate Governance Committee of our Board of Directors has been charged with primary oversight of our sustainability efforts.

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

Human Capital Management

Our business and operating success is based on the focused passion and dedication of our people. We believe our employees’ commitment to our Company provides better service to our tenants and stakeholders, supports an inclusive and collegial working environment and generates long-term value for our shareholders and the communities which we serve. As of March 20, 2025 we had 531 employees including the executive officers listed below, none of whom is subject to a collective bargaining agreement. Due to the size and nature of our business, our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. As such, the ability to attract, develop and retain qualified personnel will continue to be important to the Company’s ongoing and long-term success.

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

EMPLOYEES

As of December 31, 2025, the Company and its subsidiaries had 476 employees. The Company also engages the services of consultants from time to time, some of which may be provided by affiliates of the Company at no cost.

ITEM 1A.	RISK FACTORS

The company is subject to several risks, including, but not limited to, those discussed below:

●	Risks Related to Revenue: The revenues from our operations and from our tenants are dependent on occupancy. All facilities must maintain a minimum viable resident count to ensure costs do not exceed revenues. In addition to the impact of increases in mortality rates on occupancy of our operating facilities, from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remains uncertain, occupancy of our operating and triple-net properties could further decrease. Such a decrease could affect the net operating income of our operating properties and the ability of our triple-net operators to make contractual payments to us.

●	Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, decreased occupancy creates a heightened risk of tenant and operator, bankruptcy, or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator’s financial condition and insolvency proceedings, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

●

Risks Related to Operations: Across all of our properties, our operations and our tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees. As a result of difficult Employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations may be adversely impacted if a significant number of our employees’ get ill. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees, and residents and to provide operator support in this regard, the impact of the illness on our facilities could result in additional operational costs and reputational and litigation risk to us. As a result of the pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims. Our exposure to litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people.

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

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our senior management and Board are responsible for monitoring and assessing strategic risk exposure, and our management is responsible for the day-to-day management of any material risks to our business that may arise. The Board receives updates as needed from Company management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity, breaches, threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Company management monitors for and oversees cybersecurity risk mitigation and reports to the Board of Directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner by Company management under the direction of the Board of Directors.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. From time to time engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

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

As of December 31, 2025, we owned twelve (12) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at December 31, 2025:

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

Effective December 5, 2025, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, two (2) of the Company’s skilled nursing facilities in the State of Georgia: Warrenton and Sparta. If consummated, the PSA’s would result in the Company having two (2) remaining facilities in the State of Georgia. The Company closed on this transaction in January 2026.

Effective March 5, 2026, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, the Company’s remaining two (2) skilled nursing facilities in the State of Georgia: Abbeville and Dodge. If this transaction closes the Company would no longer own any healthcare facilities in the State of Georgia. The closing is estimated to occur on or around June 1, 2026, subject to numerous conditions, including, without limitation, satisfactory completion of due diligence and other conditions customary in transactions of this nature. There can be no assurance that this sale transaction will close.

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

Market Information for Common Stock

Our common stock has been listed on The OTC Pink Sheets (“OTC.PINK”) under the symbol “GBCS” since 2008. In 2025, we were approved for quotation on the OTCQB platform under the same ticker symbol. Prior to that there was no public trading market for our common stock.

Holders of Record

As of April 13, 2026, there were approximately 100 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

EQUITY COMPENSATION PLAN INFORMATION

In May 2021, the Company adopted its 2021 Equity Incentive Plan and authorized an aggregate of 300,000 shares of Common Stock to be issued pursuant to rights granted under the Plan. As of the date of this Report, 30,000 options and no SAR’s or other rights to acquire shares of Common Stock under the Plan have been granted.

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our business and results of operations for the fiscal year ended December 31, 2025, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “Selectis Health,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to Selectis Health, Inc. and its subsidiaries, unless the context indicates otherwise.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Twelve Months Ended
	December 31,
	2025	2024
Revenue
Healthcare revenue	$41,375,235	$39,170,660
Rental revenue	-	321,352
Management fee revenue	65,795	-
Total Revenue	41,441,030	39,492,012
Expenses
Property taxes, insurance and other operating	31,759,000	30,358,824
General and administrative	8,889,246	9,249,718
Provision for credit losses	883,038	1,042,698
Depreciation and amortization	1,474,417	1,569,970
Total operating expenses	43,005,701	42,221,210
Loss from Operations	(1,564,671)	(2,729,198)
Other (Income) Expense
Gain on sale of asset	-	(2,112,143)
Interest expense, net	1,726,239	2,046,887
Loss on debt extinguishment	252,970	-
Income from employee retention credits	(986,423)	-
Other income, net	(1,542,505)	(239,981)
Total other (income), net	(549,719)	(305,237)
Loss before income taxes	(1,014,952)	(2,423,961)
Provision for income taxes	800	-
Net Loss	(1,015,752)	(2,423,961)
Series D preferred dividends	(37,500)	(22,500)
Net Loss Attributable to Common Stockholders	$(1,053,252)	$(2,446,461)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.34)	$(0.80)
Diluted	$(0.34)	$(0.80)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,067,059
Diluted	3,067,059	3,067,059

Revenues

Healthcare Revenue

Healthcare revenue for the year ended December 31, 2025 was $41,375,235, compared to $39,170,660 for the year ended December 31, 2024, an increase of $2,204,575 or 6%. Healthcare revenues increased due to the increase in Medicaid rates at our Georgia and Oklahoma facilities.

Rental Revenue

Rental revenue for the year ended December 31, 2025 was none, compared to $321,352 for the year ended December 31, 2024, a decrease of $321,352 or 100%. This decrease was due to the sale of our Archway Property in June 2024 with which we had monthly rental revenues of approximately $53,000. Since this was the only property that we were leasing to a third party, rental revenue to third parties ceased after June 2024.

Management Fee Revenue

Management fee revenue for the year ended December 31, 2025 was $65,795, compared to none for the year ended December 31, 2024, an increase of $65,795 or 100%. Management fee revenues increased due to the start of a management fee arrangement.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $31,759,000 for the year ended December 31, 2025, compared to $30,358,824 for the year ended December 31, 2024, an increase of $1,400,176 or 5%. This increase is attributed to an increase in operating cost due to inflation.

General and Administrative

General and administrative expenses was $8,889,246 for the year ended December 31, 2025, compared to $9,249,718 for the year ended December 31, 2024, a decrease of $360,472 or 4%. The decrease can be attributed to a decrease in payroll cost as the Company reduced general and administrative headcount in 2025.

Provision for Credit Losses

Provision for credit losses was $883,038 for the year ended December 31, 2025, compared to $1,042,698 for the year ended December 31, 2024, a decrease of $159,660 or 15%. This decrease can be attributed to the improvement of collections of accounts receivable resulting in a lower accounts receivable balance.

Depreciation and Amortization

Depreciation and amortization expense was $1,474,417 for the year ended December 31, 2025, compared to $1,569,970 for the year ended December 31, 2024, a decrease of $95,553 or 6%. This decrease is related to an increase in fully depreciated assets along with assets sold in the Goodwill Hunting sale as compared to the same period in the prior year.

Other Income (Expense)

Gain on Sale of Asset

The Company recorded a $2,112,143 gain attributed to the gain on the sale of our Goodwill Hunting property for the year ended December 31, 2024. No gain of sale was recorded for the year ended December 31, 2025.

Interest Expense, Net

Interest expense, net was $1,726,239 for the year ended December 31, 2025, compared to $2,046,887 for the year ended December 31, 2024, a decrease of $320,648 or 16%. The decrease was due to the repayment of our mortgage for our Archway Property upon the sale of that property in June 2024. The interest expense associated with that property was approximately $24,000 per month.

Loss on debt extinguishment

The Company recorded a $252,970 loss on debt extinguishment for the year ended December 31, 2025. No loss on debt extinguishment was recorded for the year ended December 31, 2024. The loss on debt extinguishment can be attributed to the extension of warrants attributed to our promissory notes.

Income From Employee Retention Credits

Income from employee retention credits was $986,423 for the year ended December 31, 2025, compared to none for the year ended December 31, 2024, an increase of $986,423 of 100%. The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021.

Other Income

Other income was $1,542,505 for the year ended December 31, 2025, compared to $239,981 for the year ended December 31, 2024, an increase of $1,302,524 or 543%. The Company had recognized $1,484,703 in credit from the state of Georgia during the year ended December 31, 2025 as a result of state credits received. In addition, the change is due to the principal reduction payments made by the operator of the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Provision for income taxes

Provision for income taxes was $800 for the year ended December 31, 2025 compared to none for the year ended December 31, 2024. The increase was the result of state taxes owed in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Through its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At December 31, 2025, the Company had cash and cash equivalents of $1,011,632 and restricted cash of $842,061. Our restricted cash is to be expended on repairs and capital expenditures associated with Providence of Sparta Nursing Home or Warrenton Health and Rehab. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and had a working capital deficiency of $17.7 million as of December 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent its ability to further develop and execute on our business plan (including possible asset sales). We may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Sources of Liquidity

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6,866,759. The Company has received a majority of the credits and recorded an employee retention credits receivable of approximately $1.3 million as of December 31, 2023. Based on its evaluation of the collectability, the Company recorded a full allowance against this receivable and recorded an expense to provision for credit losses of $1,257,952 in the statement of operations for the year ended December 31, 2023. During the year ended December 31, 2025, the Company received payments totaling $986,423. As of December 31, 2025, the remaining receivable of $271,529 is fully reserved.

As of December 31, 2025, and 2024, our debt balances consisted of the following:

	December 31, 2025	December 31, 2024

Senior Secured Promissory Notes	$1,591,238	$1,025,000
Senior Secured Promissory Notes - Related Parties	775,000	750,000
Fixed-Rate Mortgage Loans	24,258,870	25,152,756
Variable-Rate Mortgage Loans	4,485,462	4,675,991
Line of Credit	325,192	799,752
Other Debt, Subordinated Secured	-	173,500
Other Debt, Subordinated Secured - Seller Financing	-	7,957
	31,435,762	32,854,956
Unamortized Discount and Debt Issuance Costs	(435,200)	(451,936)

	$31,000,562	$32,133,020
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,938,102	$11,450,406
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	5,554,463	-
Short Term Debt – Related Parties, Net	775,000	750,000
Line of Credit - Current	325,192	799,752
Long-Term Debt	13,407,805	19,132,862

(1)	$5,554,463 is classified within Liabilities held for sale, within the consolidated balance sheet which is the short-term classified debt attributed to our two Georgia facilities.

The weighted average interest rate and term of our fixed rate debt are 6.21% and 13.76 years, respectively, as of December 31, 2025. The weighted average interest rate and term of our variable rate debt are 8.35% and 12.12 years, respectively, as of December 31, 2025.

The weighted average interest rate and term of our fixed rate debt are 4.68% and 14.04 years, respectively, as of December 31, 2024. The weighted average interest rate and term of our variable rate debt are 9.10% and 13.11 years, respectively, as of December 31, 2024.

All of the Senior Secured Promissory Notes were redeemed in January 2026.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	December 31, 2025	December 31, 2024
Arkansas(1)	1	$5,000,000	$3,571,114	$3,742,822
Georgia(2)	4	$13,497,114	$10,924,875	$11,403,295
Ohio(3)	1	$3,000,000	$2,439,636	$2,517,400
Oklahoma(4)	6	$13,181,325	$11,808,708	$12,165,230
	12	$34,678,439	$28,744,333	$29,828,747

(1)

The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf. During the year ended December 31, 2025 and 2024, the Company recognized other income of $188,201 and $119,854 for repayments on the loan, respectively.

(2)	The Company had refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, and extended their maturity dates to May 2024 for both. The Company entered into forbearance agreements that extended the maturity dates of the loans to December 31, 2025. Upon reaching maturity, both loans were in default and were therefore classified as current portion of long-term debt. Both loans were fully guaranteed by the Company. The loans were subsequently refinanced in February 2026 in the amounts of $2,710,624 and $2,473,684, with a new maturity date of February 17, 2027. The Company sold two of the facilities in January 2026 resulting in the repayment of $5,772,098 of outstanding principal.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2025 and 2024 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of		Stated
Property	Face Amount	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$-	$173,500	13% Fixed	-
Higher Call Nursing Center (1)	150,000	-	7,957	8% Fixed	-
	$2,180,000	$-	$181,457

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2025 and 2024 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of		Stated
Series	Face Amount	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,050,000	$1,025,000	13% Fixed	February 28, 2026
Promissory Note – Southern Bank	545,952	541,238	-	7.25% Fixed	December 12, 2030
Senior Secured Promissory Notes – Related Party	775,000	775,000	750,000	13% Fixed	February 28, 2026
	$2,575,952	$2,366,238	$1,775,000

All of the Senior Secured Promissory Notes were redeemed in January 2026.

Commercial Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In August 2025, the Commercial Line of Credit was converted into a Promissory Note and extended to December 12, 2030 with an interest rate of 7.25%. The Company repaid the balance outstanding on the Promissory Note in January 2026.

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. In November 2025 the Company and Southern Bank agreed to extend the maturity date of the Commercial Line of Credit to December 14, 2026. The interest rate of the on the Commercial Line of Credit as of December 31, 2025 was 7.75%.

As of December 31, 2025, the balance outstanding on the Commercial Line of Credits is $325,192 and the amount available is approximately $425,000.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$1,882,030	$(1,824,437)
Net cash (used in) provided by investing activities	(443,611)	2,448,737
Net cash used in financing activities	(976,692)	(1,537,057)
Net change in cash and cash equivalents and restricted cash	$461,727	$(912,757)

Cash Flows Provided By (Used In) Operating Activities

Cash flows provided by operating activities was $1,882,030 for the year ended December 31, 2025, compared to cash used in operating activities of $1,824,437 for the year ended December 31, 2024. The change primarily resulted from our decrease in our net loss of $1,408,209. Our non-cash charges were $2,453,661 which included non-cash charges which largely comprised of depreciation and amortization, changes in the provision for credit losses, loss on debt extinguishment and a gain on debt forgiveness. The remainder of our changes of cash operating activities between years was from changes in our working capital of $444,121, including $543,344 from a decrease of accounts receivable and $39,803 from timing of prepaids and $292,868 from timing of accounts payable and accrued expenses offset by other liabilities of $725,000.

Cash Flows Provided By (Used In) Provided By Investing Activities

Cash used in investing activities was $443,611 for the year ended December 31, 2025 and comprised of cash payments for equipment purchases. Cash provided by investing activities was $2,448,737 for the year ended December 31, 2024. The cash provided by investing activities was primarily due to proceeds of $2,484,800 attributed to the sale of a building. Purchases of property and equipment increased during the year ended December 31, 2024 was $36,063.

Cash Flows Used In Financing Activities

Cash used in financing activities was $976,692 for the year ended December 31, 2025, compared to $1,537,057 for the years ended December 31, 2024. During the year ended December 31, 2025, we made payments on long-term debt of $1,158,362 and $331,337 on our line of credit which was offset by proceeds of $50,000 on third party debt and $464,007 on our line of credit. During the year ended December 31, 2024, we made payments on long-term debt of $2,558,492 and $150,000 on related party debt which was offset by proceeds of $371,683 on third party debt and $800,000 on our line of credit.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management is committed to accurate and ethical business practices. Based on our evaluation, management concluded that our internal controls over financing reporting were not effective as of December 31, 2025 due to a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management noted the following deficiency that we believe to be a material weakness:

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

Management’s view is that unethical, illegal, or inaccurate conduct in the operations and accounting for the Company violates the trust and integrity of the Company and is damaging to the interests of all stakeholders, and in the long-term misconduct injures the interests of even the individual whom it might initially benefit. This is reinforced periodically with informal conversations and is ingrained in the culture of the Company. When questions arise, they are escalated to the General Counsel, CEO, President, or Board for review, investigation, direction, and consensus, and external opinion is sought if consensus is not achieved. The Controller has direct contact with all levels of review. The Company plans to implement multi-level review in 2026, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Adam Desmond	54	CEO & Director	2023/2017
David Furstenberg	63	Director	2022
Clifford Neuman	77	Director	2023
Lance Baller	52	Director	2026
Kent Lund	70	Director	2026
Richard Huebner	68	Director	2026

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

Lance Baller was appointed Director in January 2026. Mr. Baller is the co-founder and non-executive Chairman of Iofina Plc, one of North America’s largest producers of iodine (I₂) and halogen-based specialty chemicals. He previously served as CFO and Finance Director of Iofina Plc from 2007 to 2010 and as Chief Executive Officer from 2010 to 2013. Mr. Baller currently serves as a director and as the sole or principal shareholder of several privately owned businesses, including Baller Enterprises, Inc. (personal holding company), Titan Au, Inc., Redemption Au, Inc., Empire Leasing LLC, Valdez Au, Inc., Extrac Technologies Limited, Extrac Technologies, Inc., Wyoming Sand Company LLC, 44 Aggregate LLC, High Speed Aggregate, Inc., GBB Management, LLC, Shaver Gross Consultant PLLC and Ultimate Investments Corp, with operations primarily focused on gold (Au), sand, rock, silica (SiO₂), aggregate mining, equipment leasing, real estate, CPA services, taxes and planning. He is also the founder of the Baller Family Foundation, Inc. In addition, Mr. Baller has founded, grown, and successfully exited numerous other businesses throughout his career. From 2015 to 2023, Mr. Baller served as CEO, Interim CEO, and Director of Selectis Health, Inc. He is the former Managing Partner of Shortline Equity Partners, Inc., a mid-market mergers and acquisitions advisory and investment firm, and previously served as Managing Partner of Elevation Capital Management, LLC, where he was an alternative investment hedge fund manager for the Elevation Fund. Earlier in his career, Mr. Baller was Vice President of Corporate Development and Communications at Integrated BioPharma, Inc., and prior to that held investment banking roles at UBS and Morgan Stanley. Mr. Baller began his career in corporate governance over 20 years ago as Audit Committee Chair of the Board of Trustees of the Giant 5 Mutual Funds and One Funds. Over the course of his career, he has served as CEO, Interim CEO, Chairman, CFO, Secretary, and Director of numerous public and private companies, leading multiple successful restructurings and transactions. Mr. Baller brings extensive experience in corporate finance, capital markets, mergers and acquisitions, and governance. He currently serves on the boards of the Front Range Infrastructure Authority, Real Weld Metropolitan District, and Real Colorado Soccer Club. He is also a Trustee of five Cyber Hornet Trusts, including one mutual fund and four NASDAQ-listed ETFs, where he serves as Chairman of the Audit Committees and as the Audit Committee Financial Expert under the Sarbanes-Oxley Act.

Kent Lund was appointed Director in January 2026. Kent J. Lund is a business, legal and securities professional with deep public and private company Board of Directors and committee experience. His professional background and experience falls into four principal areas: (1) U.S. federal court of appeals attorney law clerk; (2) private legal practice with a large law firm; (3) in-house corporate attorney with a very large multinational oil, natural gas and petrochemicals company; and (4) Director, Corporate Secretary, Senior Management, General Counsel and/or Chief Compliance Officer for Securities Broker Dealers and/or Registered Investment Advisers. He served as a Member of the Colorado Securities Board from 2017 to 2020, and from November 2018 to July 2022 he served as an Independent Member of the Board of Directors and member of the audit committee of JAB Wireless, Inc. (d/b/a Rise Broadband), a private fixed wireless broadband services provider controlled by a large private equity firm. He served as a member of the FINRA West Region Committee from January 2020 to December 31, 2025. Mr. Lund holds B.A. (magna cum laude), J.D. (with honors), M.B.A. and LL.M (in Entrepreneurial Law) degrees.

Richard Huebner was appointed Director in March 2026. Mr. Huebner has served as the senior managing partner and investment banker of GVC Capital LLC since 2001 to the present. Prior to this Mr. Huebner was a registered investment advisor from 2000 to 2001. He was also an Executive Vice President at Fiserv Correspondent Services from 1998 to 2000. Mr. Huebner served in various roles including General Counsel, Director, Executive Committee Member, Compliance Officer, Equities Desk Trader, Vice President, Senior and Executive Vice Present at Hanifen Imhoff Inc, (1979) Hanifen Imhoff Holding Company, Hanifen Imhoff Investments, Hanifen Imhoff Clearing Corp from 1984 through 1997. From 1980 through 1983 he held the positions of Law Clerk, Compliance Officer and Assistant General Counsel and First Mid America, Inc. Mr. Huebner holds a Bachelor’s degree from Hastings College in Nebraska (1979) and a Juris Doctorate degree from University of Nebraska (1982).

Family Relationships

None.

Board Meeting and Compensation

During the fiscal year ended December 31, 2025, meetings of the Board of Directors were held telephonically, and business of the board was also conducted by written unanimous consent. There were several meetings of the Board during 2025. A quorum was present at all Board meetings. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director.

The following table summarizes compensation earned by or paid to the Company’s directors for the year ended December 31, 2025:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clifford Neuman	$30,000	-	-	-	-	-	$30,000
Adam Desmond	$-	-	-	-	-	-	$-
David Furstenberg (1)	$45,000	-	-	-	-	-	$45,000

(1)	Mr. Furstenberg is our audit committee chair. In addition to receiving a director fee of $7,500 per quarter, he also receives an additional fee of $3,750 per quarter for chairing the committee.

Director Independence

Our common stock is listed on the OTC.QB inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition of independence under the NYSE American listing standards. The NYSE American listing standards for smaller reporting companies require that at least 50% of the members of a listed company Board qualify as “independent,” as defined under NYSE American rules and as affirmatively determined by the company’s Board. After review of all the relevant transactions and relationships between each director (and his family members) and the Company, and senior management, the Board affirmatively determined that at all times during the year ended December 31, 2025, and through the date of filing this Annual Report, the following directors (while serving as such) were independent within the meaning of applicable NYSE American rules: Mr. Furstenberg through December 31, 2025; Messrs. Baller, Furstenberg, Huebner and Lund, beginning on January 1, 2026.

Audit Committee

On July 25, 2022 the Company established a standing audit committee. The audit committee was initially comprised of Messrs. Furstenberg (Chairman) and Desmond. Mr. Furstenberg qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. An audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family, or other material personal ties to management. Mr. Furstenberg resigned from the Board and Mr. Desmond is no longer eligible to serve on the audit committee due to his role as CEO. The current members of the Audit Committee are Kent Lund and Dick Huebner.

As described in its charter, the committee is responsible for various accounting and internal control matters. Among other duties and responsibilities, the audit committee:

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

On March 30, 2026, David Furstenberg submitted his letter of resignation as a member of the Board of Directors and Audit Committee of the Company.

Compensation Committee

We have established a standing compensation committee in the third quarter of 2022. The compensation committee was initially comprised of Messrs. Desmond, Neuman and Furstenberg. Effective August 18, 2022, Mr. Neuman resigned as a member of the Compensation Committee. Mr. Furstenberg resigned from the Board and Mr. Desmond is no longer eligible to serve on the compensation committee due to his role as CEO. The current members of the Compensation Committee are Kent Lund, Dick Huebner and Lance Baller.

The compensation advisory committee did not meet during fiscal 2024 and 2025. The compensation advisory committee will:

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

Nominating and Governance Committee

The Board of Directors has appointed a standing nomination committee in the third quarter of 2022, initially consisting of Messrs. Desmond, Neuman and Furstenberg. Effective August 18, 2022, Mr. Neuman resigned from the Nomination and Governance Committee. Mr. Furstenberg resigned from the Board and Mr. Desmond resigned from the committee. The current members of the Nomination and Governance Committee are Kent Lund, Dick Huebner and Lance Baller.

The nominating and governance committee did not meet during fiscal 2024 and 2025.

The board of directors has not adopted a policy regarding the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Kent Lund at the Company’s principal executive offices located in Denver, Colorado and provide to Mr. Lund, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2026.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Adam Desmond, CEO, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

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

To the best of the Company’s knowledge and belief, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

Indemnification and Limitation on Liability of Directors

The Company’s Articles of Incorporation provide that the Company shall indemnify, to the fullest extent required or permitted by Utah law, any director, officer, employee, or agent of the corporation made or threatened to be made a party to any action, suit or proceeding, to which the person may be a party by reason of being or having been a director, officer, employee, or agent of the corporation, against judgments, penalties, fines, settlements, and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

The Company also has a separate written Indemnity Agreement for the benefit of Directors and officers of the Company.

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

To the best of the Company’s knowledge and belief, all of these required filing requirements were satisfied by our Officers, Directors, and ten-percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

Company Stock Incentive Plans

As of December 31, 2025, no options were outstanding under the Plan and all options to purchase shares of Common Stock have expired. The Plan has terminated in accordance with its terms, and as a result no shares are available for future option grants.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Adam Desmond, CEO	2025	$256,029	-	-	-	-	-	-	$256,029
	2024	$178,325	-	-	-	-	-	-	$178,325

Jim Creamer, Former CFO	2025	$21,558	-	-	-	-	-	-	$21,558
	2024	$142,304	-	-	-	-	-	-	$142,304

Sarah Day, VP of Operations	2025	$149,000	-	-	-	-	-	-	$149,000
	2024	$151,000	-	-	-	-	-	-	$151,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers;
*	each of our directors and director nominees; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of March 31, 2026 and the percentage of outstanding common stock owned as of March 31, 2026. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

		Shares Beneficially Owned
Title Of Class	Name & Address of Beneficial Owner	Number	Percent (6)

Common Stock

	Kent Lund (1) 600 17th St., Ste. 2800 South Denver, CO. 80202	19,253	0.61%

	Richard Huebner 600 17th St., Ste. 2800 South Denver, CO. 80202	-	-

	Clifford L. Neuman (2) 600 17th St., Ste. 2800 South Denver, CO. 80202	122,864	3.91%

	Lance Baller (3) 600 17th St., Ste. 2800 South Denver, CO. 80202	349,374	11.11%

	Adam Desmond(4) 600 17th St., Ste. 2800 South Denver, CO. 80202	65,569	2.09%

	David Furstenberg 600 17th St., Ste. 2800 South Denver, CO. 80202	5,910	0.19%

	Zvi Rhine 895 Mountain Dr. Deerfield, IL 60015	183,953	5.85%

	All Officers and Directors as a Group (6 persons) (5)	746,923	23.75%

(1)	Includes 15,992 shares owned individually, and 3,261 shares owned in spouse IRA, as to which Mr. Lund disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Includes 117,864 shares owned individually; and 5,000 shares owned of record Mindfulness Peace Project (formerly Ratna Foundation), of which Mr. Neuman is a Director, as to which Mr. Neuman disclaims beneficial ownership for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(3)	Includes 349,374, shares owned individually; 55,000 of which include warrants exercisable to purchase 55,000 shares of common stock owned by Ultimate Investment Corps, Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act; 72,934 shares owned by Ultimate Investments Corp., Inc. of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act, 52,808 shares owned by High Speed Aggregate, Inc., of which Mr. Baller is an owner and control person but disclaims beneficial ownership for purposes of Section 16 und the Exchange Act and 6,667 shares owned by Baller Family Foundation Inc. of which Mr. Baller is a control person but disclaims beneficial ownership for purposes of Section 16 under the Exchange Act.
(4)	Includes 65,569 shares owned individually, 12,500 of which include warrants exercisable to purchase 12,500 shares of common stock.
(5)	Based on 3,067,059 shares issued and outstanding on March 31, 2026.
(6)	Beneficial ownership percentages is inclusive of 3,067,059 shares issued and outstanding in addition to 77,500 warrants outstanding on March 31, 2026 to beneficial owners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by WithumSmith+Brown, PC our principal registered public accountants:

	2025	2024
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$420,815	$10,400
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$-	$-
Tax Fees - tax compliance	$-	$-
All Other Fees - services provided by our principal accountants other than those identified above.	$-	$-

Total fees paid or accrued to our principal accountants	$420,815	$10,400

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by Marcum LLP our principal registered public accountants:

	2025	2024
Audit Fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$-	$297,740
Audit-Related Fees - related to the performance of audit or review of financial statements not reported under “audit fees” above.	$-	$-
Tax Fees - tax compliance	$-	$39,887
All Other Fees - services provided by our principal accountants other than those identified above.	$-	$-

Total fees paid or accrued to our principal accountants	$-	$337,627

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

	Exhibit No.	Title

(1)	1.0	Articles of Amendment to the Articles of Incorporation dated June 22, 1994
(1)	3.1	Amended and Restated Articles of Incorporation
(35)	3.1	Amended and Restated Articles of Incorporation
(1)	3.2	Bylaws
(1)	3.3	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock
(5)	3.4	Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock
(5)	3.5	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock
(5)	3.6	Agreement Respecting Rights of Holders of Series C Convertible Preferred Stock
(17)	3.7	Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock
(18)	3.8	Form of Registration Rights Agreement
(1)	4.1	Specimen Certificate of Common Stock
(1)	4.2	Specimen Class A Common Stock Purchase Warrant
(1)	4.3	Specimen Class B Common Stock Purchase Warrant
(1)	4.4	Specimen Class C Common Stock Purchase Warrant
(1)	4.5	Warrant Agreement
(19)	4.6	Form of Series 2010 5% Convertible Debenture
(20)	4.7	Form of Common Stock and Warrant Purchase Agreement
(1)	5.0	Opinion of Neuman & Drennen, LLC regarding the legality of the securities being registered
(1)	10.1	Selling Agent Agreement
(1)	10.2	The Casino-Global Venture I Joint Venture Agreement
(1)	10.3	Assignment of Casino-Global Joint Venture Agreement dated January 31, 1994

(1)	10.4	Nonresidential Lease Agreement between Russian-Turkish Joint Venture Partnership with Hotel Lazurnaya and Global Casino
		Group, Inc. dated September 22, 1993
(1)	10.5	Contract by and between Aztec-Talas-Four Star, Inc. and Global Casinos Group, Inc. dated April 12, 1993, and Addendum to
		Agreement by and between Aztec-Talas-Four Star, Inc., Global Casinos Group, Inc., and Restaurant “Naryn” dated June 29,
		1993.
(1)	10.6	Agreement and Plan of Reorganization among Silver State Casinos, Inc., Colorado Gaming Properties, Inc., and Morgro
		Chemical Company, dated September 8, 1993, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated September 20, 1993
(1)	10.7	Agreement and Plan of Reorganization among Casinos USA., Lincoln Corporation, Woodbine Corporation and Morgro
		Chemical Company, dated October 15, 1993, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.8	Stock Pooling and Voting Agreement, incorporated by reference from the Company’s Current Report on Form 8-K, dated
		November 19, 1993
(1)	10.9	Employment Agreement, dated September 28, 1993, between Morgro Chemical Company and Nathan Katz, incorporated by
		reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.10	Employment Agreement, dated October 15, 1993, between Morgro Chemical Company and William P. Martindale, incorporated
		by reference from the Company’s Current Report on Form 8-K, dated November 19, 1993
(1)	10.11	Asset Acquisition Agreement by and among Global Casinos, Inc., Morgro, Inc. and MDO, L.L.C., dated as of February 18,
		1994, incorporated by reference from the Company’s Current Report on Form 8-K, dated February 18, 1994
(1)	10.12	Stock Purchase Agreement, dated March 31, 1994, incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.13	Articles of Incorporation of BPJ Holding N.V., incorporated by reference from the Company’s Current Report on Form 8-K,
		dated April 29, 1994
(1)	10.14	Aruba Caribbean Resort and Casino Lease Agreement, dated January 18, 1993, incorporated by reference from the Company’s
		Current Report on Form 8-K, dated April 29, 1994
(1)	10.15	Aruba Gaming Permit issued to Dutch Hotel and Casino Development Corporation, incorporated by reference from the
		Company’s Current Report on Form 8-K, dated April 29, 1994
(1)	10.16	Letter Agreement between Astraea Investment Management, L.P. and Global Casinos, Inc. dated May 11, 1994
(1)	10.17	Guaranty from Global Casinos, Inc. to Astraea Investment Management, L.P. dated May 19, 1994
(1)	10.18	Secured Convertible Promissory Note in favor of Global Casinos, Inc. from Astraea Investment Management, L.P. dated May
		19, 1994
(1)	10.19	Registration Rights Agreement between Global Casinos, Inc. and Astraea Investment Management, L.P. dated May 11, 1994
(1)	10.20	Employment Agreement, dated July 1, 1994, between Global Casinos, Inc., and Peter Bloomquist
(2)	10.21	Letter of Agreement, dated September 16, 1994 between Astraea Management Services, L.P., Casinos USA., Inc. and Global
		Casinos, Inc.
(3)	10.23	Letter of Agreement dated June 27, 1995, between Global Casinos, Inc., Global Casinos International, Inc., Global Casinos
		Group, Inc., Broho Holding, N.V., and Kenneth D. Brown individually.
(1)	10.24	Second Amended Plan of Reorganization of Casinos USA, Inc., and Order Confirming Plan
(1)	10.25	Warrant Agreement
(4)	10.26	Stock Purchase and Sale Agreement between Alaska Bingo Supply, Inc., Global Alaska Industries, Inc., and Mark Griffin

(5)	10.27	Convertible Promissory Note in the amount of $450,000 dated March 31, 1998 in favor of Mark Griffin
(4)	10.28	General Security Agreement from Global Alaska Industries, Inc. to Mark Griffin
(4)	10.29	Stock Pledge Agreement from Global Alaska Industries, Inc. to Mark Griffin
(5)	10.30	Agreement to Convert Debt dated March 31, 1998 with Mark Griffin
(5)	10.31	Tollgate Casino Lease and Option Agreement
(5)	10.32	Equipment Lease with Plato Foufas & Co., Inc.
(5)	10.33	Employment Agreement of Eric Hartsough
(6)	10.34	Stock Purchase Agreement dated December 30, 1999 between Arufinance, N.V. and Global Casinos, Inc.
(7)	10.35	Term Sheet dated July 24, 2002 between Global Casinos, Inc., Astraea Investment Management L.P., and others.
(7)	10.36	Agreement dated September 17, 2002 among Global Casinos, Inc., Casinos, USA., Inc. and Astraea Investment Management L.P.
(7)	10.37	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $249,418.48.
(7)	10.38	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $750,000.
(7)	10.39	Agreement and Amendment to Promissory Note dated September 17, 2002 between Casinos USA., Inc. and Astraea Investment Management L.P. for promissory note in the original principal amount of $783,103.56.
(7)	10.40	Assumption Agreement dated September 17, 2002 among, Global Casinos, Inc., Casinos USA., Inc. and Astraea Investment Management L.P.
(7)	10.41	Bill of Sale, Assignment and Assumption dated October 30, 2002 between Global Casinos, Inc. and Casinos, USA., Inc.
(7)	10.42	Option Agreement dated September 17, 2002 by and between Astraea Investment Management L.P. and Global Casinos, Inc.
(7)	10.43	Security Agreement dated September 17, 2002 by Casinos USA., Inc. in favor of Astraea Investment Management L.P.
(7)	10.44	Service Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(7)	10.45	Stock Pledge Agreement dated as of September 17, 2002 between Global Casinos, Inc., and Astraea Investment Management L.P.
(7)	10.46	Voting Agreement dated as of September 17, 2002 between Casinos USA., Inc. and Global Casinos, Inc.
(9)	10.47	Asset Purchase and Sale Agreement dated June 14, 2007.

(10)	10.49	Amendment No. 1 to Asset Purchase and Sale Agreement dated June 14, 2007
(8)	14.	Code of Ethics
(11)	10.50	Amendment No. 2 to Asset Purchase and Sale Agreement dated June 14, 2007.
(12)	10.51	Amendment No. 3 to Asset Purchase and Sale Agreement dated June 14, 2007.
(13)	10.52	Amendment No. 4 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15))	10.53	Amendment No. 5 to Asset Purchase and Sale Agreement dated June 14, 2007.
(15)	10.54	Articles of Organization of Doc Holliday Casino II, LLC
(15)	10.55	Operating Agreement of Doc Holliday Casino II, LLC
(15)	10.56	Certificate of Series D for Global Casinos Inc
(15)	10.57	Consent to Assignment of Lease to Global Casinos
(15)	10.58	Consent to Assignment of Lease to Doc Holliday Casino II
(15)	10.59	Assignment & Assumption of Lease by Doc Holliday II
(15)	10.60	Promissory Note $550,000
(15)	10.61	Promissory Note $400,000
(15)	10.62	Promissory Note $155,000
(15)	10.63	Bill of Sale
(15)	10.64	Noncompetition and Confidentiality Agreement
(15)	10.65	Consultation Agreement
(16)	10.66	Lease Agreement
(16)	10.67	Addendum to Lease Agreement
(16)	10.68	Addendum No. 2 to Lease Agreement
(16)	10.69	Loan Agreement with Astraea Investment Management
(16)	10.70	Assignment of Note
(16)	10.71	Assignment and Assumption Agreement
(16)	10.72	Second Amendment to Promissory Note
(21)	10.73	Astraea Loan Document Purchase and Assignment Agreement
(22)	10.74	Martindale Allonge and Loan Participation Agreement
(23)	10.75	Montrose Allonge and Modification Agreement

(24)	10.76	Bloomquist Allonge and Loan Participation Agreement
(25)	10.77	Shupp Allonge and Modification Agreement
(26)	10.78	Amendment to Lease Agreement dated December 28, 2010
(27)	10.79	Class A Stock Purchase Warrant
(27)	10.79	Series 2011 8% unsecured convertible note
(28)	10.80	Split-Off Agreement
(28)	10.81	Stock Purchase Agreement
(29)	10.82	Promissory Note
(29)	10.83	Stock Pledge Agreement
(30)	10.84	Amended and Restated Allonge and Loan Participation Agreement
(30)	10.85	Form of Warrant
(31)	10.86	Second Allonge and Modification Agreement
(31)	10.87	Modification to Second Deed of Trust
(32)	10.88	Amendment No. 2 to Loan Participation Agreement
(33)	10.89	Termination and Mutual Release
(33)	10.90	Amendment No. 1 to Split-Off Agreement
(33)	10.91	Stock Purchase Agreement
(34)	10.92	Amended and Restated Split-Off Agreement
(35)	10.93	Loan Purchase Agreement
(35)	10.94	Assignment of Deed of Trust
(35)	10.95	Assignment of Note
(35)	10.96	Assignment, Assumption, and Indemnity Agreement
(35)	10.97	Security and Hypothecation Agreement
(35)	10.98	Intercompany Agreement

(35)	10.99	Promissory Note
(36)	10.100	Scottsburg Membership Purchase Agreement
(37)	10.101	Purchase Agreement dated October 8, 2008
(37)	10.102	Amendment No. 1 to Purchase Agreement dated October 8, 2008
(37)	10.103	Amendment No. 2 to Purchase Agreement dated October 8, 2008
(37)	10.104	Amendment No. 3 to Purchase Agreement dated October 8, 2008
(37)	10.105	Amendment No. 4 to Purchase Agreement dated October 8, 2008
(37)	10.106	Amendment No. 5 to Purchase Agreement dated October 8, 2008
(38)	10.107	Membership Interest Purchase Agreement - Goodwill
(39)	10.108	Purchase and Sale Agreement – Meadowview
(40)	10.109	Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(41)	10.110	Amendments to Purchase and Sale Agreements – Longview, Corpus Christi, and Grand Prairie
(41)	10.111	Assignment of Purchase and Sale Agreements – Longview, Mountainview, Corpus Christi and Grand Prairie
(42)	10.112	Letters Terminating Purchase Agreements - Longview, Mountainview, Corpus Christi and Grand Prairie
(43)	10.113	Stock Purchase Agreement between Tilford, Inc. and TNH Acquisition, LLC
(44)	10.114	First Amendment to Stock Purchase Agreement
(45)	10.115	Purchase and Sale Agreement – Greene Point Health Center
(46)	10.116	Promissory Note Purchase Agreement
(47)	10.117	Form of Security Agreement
(47)	10.118	Form of Agreement Among Lenders
(47)	10.119	Form of Promissory Note
(48)	10.120	2017 Investor Presentation
(49)	10.121	Allonge and Modification Agreement
(50)	10.122	Revised 2017 Investor Presentation
(51)	10.123	HUD Note – Providence HR, LLC
(52)	10.124	Meadowview Note – High Street Nursing, LLC
(53)	10.125	Credit Note – Southern Tulsa, LLC and Southern Tulsa TLC, LLC
(54)	10.126	Form of Agreement Among Lenders

(55)	10.127	Form of Promissory Note
(56)	10.128	Purchase and Sale Agreement
(57)	10.129	2018 Investor Presentation
(58)	10.130	Restricted Stock Award Agreement
(59)	10.131	Notice of Grant
(60)	10.132	Option Agreement
(61)	10.133	Employment Agreement
(62)	10.134	Revised 2018 Investor Presentation
(63)	10.135	Form of Note
(64)	10.136	Asset Purchase Agreement
(65)	10.137	Amendment No. 1 to Employment Agreement
(66)	10.138	Healthcare Facility Note
(67)	10.139	Loan Document Purchase and Assignment Agreement
(68)	10.140	November 2019 Investor Presentation
(69)	10.141	Asset Purchase Agreement
(70)	10.142	Form of Senior Note
(71)	10.143	Form of Mortgage, Security Agreement and Assignment of Rents
(72)	10.144	Form of Security Agreement
(73)	10.145	Form of Seller Note
(74)	10.146	Form of Corporate Guaranty
(75)	10.147	Asset Purchase Agreement
(76)	10.148	Promissory Note
(77)	10.149	Mortgage
(78)	10.150	Amendment No. 1 to Second Amended and Restated Articles of Incorporation
(79)	10.151	Healthcare Mortgage, Assignment of Leases and Rents and Security Agreement
(80)	10.152	Healthcare Facility Note
(81)	10.153	Deferred Compensation and Equity Award Plan
(82)	10.154	Baller Restricted Stock Unit
(83)	10.155	Barker Restricted Stock Unit

(84)	10.156	Rescission Agreement
(85)	10.157	Pursuant to Item 304(a)(1) of Regulation S-K, the Registrant herewith files the letter of MaloneBailey, LLP, former accountants to the Company
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	Inline XBRL Instance
**	101.SCH	Inline XBRL Taxonomy Extension Schema
**	101.CAL	Inline XBRL Taxonomy Extension Calculation
**	101.DEF	Inline XBRL Taxonomy Extension Definition
**	101.LAB	Inline XBRL Taxonomy Extension Labels
**	101.PRE	Inline XBRL Taxonomy Extension Presentation
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-76204, on file with the Commission on August 11, 1994.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for year ended June 30, 1994.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1995.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1997, as filed with the Commission on August 14, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 1999.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 1999, as filed with the Commission on January 14, 2000.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2002.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10KSB for the year ended June 30, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007 as filed with the Commission on June 19, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 28, 2007 as filed with the Commission on October 2, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007 as filed with the Commission on December 3, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2007 as filed with the Commission on December 6, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2008 as filed with the Commission on February 4, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2008 as filed with the Commission on March 6, 2008.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2008 as filed with the Commission on March 24, 2008.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 18, 2008 as filed with the Commission on May 29, 2008.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010 as filed with the Commission on July 14, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2010 as filed with the Commission on July 20, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 16, 2010 as filed with the Commission on July 20, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2009 as filed with the Commission on December 3, 2009.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on December 31, 2009.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2009 as filed with the Commission on January 5, 2010.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2010 as filed with the Commission on March 31, 2010.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2010 as filed with the Commission on December 29, 2010 as amended by Form 8-K/A filed with the Commission on February 10, 2011.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2011 as filed with the Commission on December 20, 2011
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2012 as filed with the Commission on June 6, 2012.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2012 as filed with the Commission on June 28, 2012.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 11, 2012 as filed with the Commission on October 16, 2012.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2012 as filed with the Commission on November 13, 2012.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 20, 2012 as filed with the Commission on December 20, 2012.
(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 8, 2013 as filed with the Commission on April 12, 2013.
(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2013 as filed with the Commission on May 6, 2013.
(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 30, 2013 as filed with the Commission on October 4, 2013.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 27, 2014 as05 filed with the Commission on January 30, 2014.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 10, 2014 as filed with the Commission on March 14, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 23, 2014 as filed with the Commission on May 19, 2014.
(38)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2014 as filed with the Commission on May 19, 2014.
(39)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2014 as filed with the Commission on October 2, 2014.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2014 as filed with the Commission on December 17, 2014.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 22, 2015 as filed with the Commission on January 27, 2015
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2015 as filed with the Commission on February 4, 2015.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2015 as filed with the Commission on August 20, 2015.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2015 as filed with the Commission on November 12, 2015.
(45)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2016 as filed with the Commission on July 5, 2016.
(46)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2016 as filed with the Commission on August 30, 2016.

(47)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2016 as filed with the Commission on November 29, 2016.
(48)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2017 as filed with the Commission on January 26, 2017.
(49)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2017 as filed with the Commission on May 8, 2017.
(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2017 as filed with the Commission on May 16, 2017.
(51)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(52)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(53)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 27, 2017 as filed with the Commission on November 6, 2017.
(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(55)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2017 as filed with the Commission on November 17, 2017.
(56)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 5, 2018 as filed with the Commission on April 17, 2018.
(57)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2018 as filed with the Commission on April 24, 2018.
(58)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(59)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(60)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(61)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2018 as filed with the Commission on May 10, 2018.
(62)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2018 as filed with the Commission on August 27, 2018.
(63)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 15, 2018 as filed with the Commission on October 22, 2018.
(64)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019 as filed with the Commission on April 16, 2019.

(65)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2019 as filed with the Commission on April 17, 2019.
(66)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 13, 2019 as filed with the Commission on July 11, 2019.
(67)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2019 as filed with the Commission on August 14, 2019.
(68)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2019 as filed with the Commission on November 19, 2019.
(69)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(70)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(71)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(72)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(73)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(74)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2020 as filed with the Commission on March 5, 2020.
(75)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2020 as filed with the Commission on July 27, 2020.
(76)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(77)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2020 as filed with the Commission on January 6, 2021.
(78)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2021 as filed with the Commission on September 22, 2021.
(79)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(80)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2021 as filed with the Commission on October 4, 2021.
(81)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(82)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(83)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on December 30, 2021.
(84)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 29, 2021 as filed with the Commission on January 3, 2022.
(85)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2022 as filed with the Commission on January 28, 2022.

*	Filed herewith
**	furnished, not filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

of Selectis Health, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Selectis Health, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Selectis Health, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024

New York, NY

April 15, 2026

PCAOB ID Number 100

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,011,632	$680,332
Accounts receivable, net	2,277,235	2,616,929
Other receivable	123,135	-
Prepaid expenses and other assets	149,824	233,157
Assets held for sale	4,021,156	-
Total current assets	7,582,982	3,530,418

Long Term Assets:
Restricted cash	842,061	711,634
Property and equipment, net	23,076,042	28,128,004
Goodwill	1,076,908	1,076,908
Total Assets	$32,577,993	$33,446,964

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	6,290,014	6,574,200
Dividends payable	89,600	53,100
Short term debt	775,000	750,000
Current long-term debt, net of discount of $6,544 and $451,936, respectively	10,938,102	11,450,406
Lines of credit	325,192	799,752
Liabilities held for sale, net of discount of $231,196	6,131,518	-
Other current liabilities	725,000	-
Total Current Liabilities	25,274,426	19,627,458

Long-term debt, net of discount of $197,459	13,407,805	19,132,862
Lease security deposit	106,300	96,900
Total Liabilities	38,788,531	38,857,220

Commitments and Contingencies
Equity (Deficit):
Preferred Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding as of December 31, 2025 and 2024	401,000	401,000
Preferred Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 shares issued and outstanding as of December 31, 2025 and 2024	375,000	375,000
Common Stock - $0.05 par value; 1,000,000,000 shares authorized, 3,067,059 shares issued and outstanding at December 31, 2025 and 2024	153,352	153,352
Additional paid-in capital	14,104,998	13,852,028
Accumulated deficit	(21,244,888)	(20,191,636)
Total Equity (Deficit)	(6,210,538)	(5,410,256)
Total Liabilities and Equity (Deficit)	$32,577,993	$33,446,964

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2025	2024
Revenue
Rental revenue	$-	$321,352
Healthcare revenue	41,375,235	39,170,660
Management fee revenue	65,795	-
Total Revenue	41,441,030	39,492,012
Expenses
Property taxes, insurance and other operating	31,759,000	30,358,824
General and administrative	8,889,246	9,249,718
Provision for credit losses	883,038	1,042,698
Depreciation and amortization	1,474,417	1,569,970
Total operating expenses	43,005,701	42,221,210
Loss from Operations	(1,564,671)	(2,729,198)
Other (Income) Expense
Gain on sale of asset	-	(2,112,143)
Interest Expense, net	1,726,239	2,046,887
Loss on debt extinguishment	252,970	-
Income from employee retention credits	(986,423)	-
Other income, net	(1,542,505)	(239,981)
Total other income, net	(549,719)	(305,237)
Loss before taxes	(1,014,952)	(2,423,961)
Provision for income taxes	800	-
Net Loss	(1,015,752)	(2,423,961)
Series D preferred dividends	(37,500)	(22,500)
Net Loss Attributable to Common Stockholders	$(1,053,252)	$(2,446,461)
Per Share Data:
Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.34)	$(0.80)
Diluted	$(0.34)	$(0.80)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,067,059
Diluted	3,067,059	3,067,059

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock				Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2023	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(17,745,175)	$(2,963,795)
Series D preferred dividends	-	-	-	-	-	-	-	(22,500)	(22,500)
Net loss	-	-	-	-	-	-	-	(2,423,961)	(2,423,961)
Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)
Series D preferred dividends	-	-	-	-	-	-	-	(37,500)	(37,500)
Issuance of common stock warrants	-	-	-	-	-	-	252,970	-	252,970
Net loss	-	-	-	-	-	-	-	(1,015,752)	(1,015,752)
Balance, December 31, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$14,104,998	$(21,244,888)	$(6,210,538)

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,015,752)	$(2,423,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,474,417	1,569,970
Amortization of deferred loan costs and debt discount	16,736	103,432
Provision for credit loss	883,038	1,042,698
Gain on sale of asset	-	(2,112,143)
Loss on extinguishment of debt	252,970	-
Gain on debt forgiveness	(173,500)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(543,344)	(1,568,090)
Prepaid expenses and other assets	(39,803)	1,000,673
Accounts payable and accrued liabilities	292,868	528,834
Other current liabilities	725,000	-
Lease security deposits	9,400	34,150
Cash provided by (used in) operating activities	1,882,030	(1,824,437)

Cash Flows from Investing Activities:
Proceeds from sale of land and building	-	2,484,800
Purchases of property and equipment	(443,611)	(36,063)
Cash (used in) provided by investing activities	(443,611)	2,448,737

Cash Flows from Financing Activities:
Proceeds on debt, non-related party	50,000	371,683
Payments on debt, non-related party	(1,158,362)	(2,558,492)
Proceeds from line of credit	464,007	800,000
Payments on line of credit	(331,337)	(248)
Payments on related party debt	-	(150,000)
Dividends paid on preferred stock	(1,000)	-
Cash used in financing activities	(976,692)	(1,537,057)

Net increase (decrease) in cash, cash equivalents and restricted cash	461,727	(912,757)
Cash and cash equivalents and restricted cash at beginning of the period	1,391,966	2,304,723
Cash and cash equivalents and restricted cash at end of the period	$1,853,693	$1,391,966

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,657,592	$1,749,183
Cash paid for taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D preferred stock	$37,500	$22,500
Payoff of secured fixed rate mortgage loan	$-	$3,736,029

See accompanying notes to these consolidated financial statements.

SELECTIS HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Selectis Health, Inc (“Selectis” or “we” or the “Company”) owns and operates, through wholly-owned subsidiaries Assisted Living Facilities, Independent Living Facilities, and Skilled Nursing Facilities across the Midwest, South and Southeastern portions of the US.

The Company acquires, develops, leased and manages healthcare real estate and provides healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare operations: (i) senior housing (including independent and assisted living) and (ii) post-acute/skilled nursing. We will make investments within our healthcare operations using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

For the year ended December 31, 2025 the Company had a net working capital deficit of $17.7 million and a net loss of $1.0 million for the year ended December 31, 2025. Management is unsure that it will be able to meet its obligations in the next twelve months from the date of these financial statements. This is, in part due to $17.5 million of debt coming due within the next twelve months, and that there are no assurances that the Company will be able to refinance these loans. Based on management’s projections of continued operating losses, there is substantial doubt that the Company can generate sufficient positive cashflows from its continued operations. The Company’s ability to continue as a going concern is contingent upon the successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Sale of certain facilities;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of the following as of December 31:

	2025	2024
Funds held in escrow under the terms of notes for future capital expenditures, repairs and maintenance	$842,061	$711,634

The increase in the restricted cash account for the year ended December 31, 2025 can be attributed to repairs and maintenance cost incurred during the year ended December 31, 2024 resulting in the Company needing to replenish the funds during the year ended December 31, 2025.

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

The Company’s accounts receivable and revenue are significantly concentrated with governmental agencies, primarily Medicare and Medicaid. As of December 31, 2025, approximately 75% of the Company’s accounts receivable and 92% of its revenue were derived from these programs. As of December 31, 2024, approximately 77% of the Company’s accounts receivable and 82% of its revenue were derived from these programs.

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

Any subsequent betterments and improvements are stated at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and tenant improvements are amortized over the shorter of the useful life or remaining term of the lease. Useful lives of the assets are summarized as follows:

Land Improvements	15 years
Buildings	30 years
Tenant improvements	Useful life or term of lease
Furniture, Fixtures and Equipment	10 years

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2025 and 2024 totaled $16,736 and $103,432, respectively. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December 31, 2020. During the years ended December 31, 2025 and 2024, the Company recorded no impairment of Goodwill.

Revenue Recognition

Rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.

The Company’s leases may be subject to annual escalations of the minimum monthly rent required under each lease. The accompanying consolidated financial statements reflect rental income on a straight-line basis over the term of each lease. During the year ended December 31, 2025 and 2024, the Company did not terminate leases that would result in annual escalations.

When the lessee is the owner of any improvements, any lessee improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. As of December 31, 2025 and 2024, there were no deferred lease incentives recorded.

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

As part of the analysis, the Company determined that all trade accounts receivable were of similar risk. Given the economy and our services provided, we determined the trade accounts receivable would not be impacted. The Company recorded an allowance of $803,130 and $1,018,305 as of December 31, 2025 and 2024, respectively. This included reserving receivables across all aging buckets. For the year ended December 31, 2025 and 2024, the Company recorded $883,038 and $1,042,698, respectively, on the statement of operations as a provision for credit losses expense.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In February 2023, the Company submitted filings for CARES Employee Retention Credits totaling $6.9 million. The Company has received a majority of the credits and recorded an employee retention credits receivable of approximately $1.3 million as of December 31, 2023. Based on its evaluation of the collectability, the Company recorded a full allowance against this receivable and recorded an expense to provision for credit losses of $1,257,952 in the statement of operations for the year ended December 31, 2023. During the year ended December 31, 2025, the Company received payments totaling $986,423. As of December 31, 2025, the remaining receivable of $271,529 is fully reserved.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. During the years ended December 31, 2025 and 2024, the Company did not record stock-based compensation within the statement of operations.

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

The Company has no financial assets or financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2025, and 2024.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024
Numerator for basic earnings per share:
Net Loss Attributable to Selectis Health, Inc.	$(1,015,752)	$(2,423,961)
Series D preferred dividends	(37,500)	(22,500)
Net loss attributable to common stockholders	$(1,053,252)	$(2,446,461)

Denominator for basic and diluted earnings per share:
Weighted Average Common Shares Outstanding – Basic and diluted	3,067,059	3,067,059

Net Loss per Share Attributable to Common Stockholders:
Basic	$(0.34)	$(0.80)
Diluted	$(0.34)	$(0.80)

Warrants to purchase 172,500 shares of common stock were outstanding during the years ended December 31, 2025 and 2024 but were not included in the computation of diluted earnings per share because they are anti-dilutive due to the warrants’ exercise price being greater than the average market price of the common shares.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

2. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Land	$1,298,250	$1,598,250
Land Improvements	287,055	329,055
Buildings and Improvements	33,014,691	38,625,546
Furniture, Fixtures and Equipment	2,321,737	2,434,199
	36,921,733	42,987,050

Less: Accumulated Depreciation	(13,845,691)	(14,859,046)

	$23,076,042	$28,128,004
Depreciation Expense (excluding Intangible Assets)	$1,474,417	$1,569,970

As of December 31, 2025 $4,021,156 of property and equipment, net was classified as assets held for sale on the consolidated Balance Sheet and are attributable to the two Georgia facilities sold in January 2026 (see Note 9 and 12).

3. DEBT AND DEBT – RELATED PARTIES

The following is a summary of the Company’s debt and debt – related parties outstanding as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Senior Secured Promissory Notes	$1,591,238	$1,025,000
Senior Secured Promissory Notes - Related Parties	775,000	750,000
Fixed-Rate Mortgage Loans	24,258,870	25,152,756
Variable-Rate Mortgage Loans	4,485,462	4,675,991
Line of Credit	325,192	799,752
Other Debt, Subordinated Secured	-	173,500
Other Debt, Subordinated Secured - Seller Financing	-	7,957
	31,435,762	32,584,956
Unamortized Discount and Debt Issuance Costs	(435,200)	(451,936)

	$31,000,562	$32,133,020
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$10,938,102	$11,450,406
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	5,554,463	-
Short Term Debt – Related Parties, Net	775,000	750,000
Line of Credit - Current	325,192	799,752
Long-Term Debt	13,407,805	19,132,862

(1)	$5,554,463 is classified within Liabilities held for sale within the consolidated balance sheet which is the short-term classified debt attributable to our two Georgia facilities (See Notes 9 and 12).

The weighted average interest rate and term of our fixed rate debt are 6.21% and 13.76 years, respectively, as of December 31, 2025. The weighted average interest rate and term of our variable rate debt are 8.35% and 12.12 years, respectively, as of December 31, 2025.

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

These notes were extended to June 30, 2023 and as consideration the Company modified the outstanding warrants to extend the life an additional 1.67 years. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $844,425 as a debt discount which were amortized over the new life of the notes.

Effective June 27, 2023, pursuant to an Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to December 31, 2025, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective July 1, 2023, the annual interest rate increased to 11% and the Company issued a new warrant for every $10 in principal totaling 177,500 of new warrants with an exercise price of $5 and an expiration date of December 31, 2025. As a result of the new warrants, the Company recorded the incremental increase in fair value of $84,352 as a debt discount which is being amortized over the life of the notes.

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

Effective December 31, 2025, pursuant to the Third Amended and Restated Allonge and Modification Agreement a Majority in Interest of the senior secured note holders agreed to extend the maturity date of the notes to February 28, 2026, relying upon an Agreement Among Lenders to which all noteholders are a party. As consideration effective January 1, 2026, the annual interest rate remained at 13% and the Company extended the 177,500 warrants previously issued with a new expiration date of December 31, 2027 at an exercise price of $2.25. As a result of the warrant modification, the Company recorded the incremental increase in fair value of $252,970 as a loss on debt extinguishment. The Company evaluated the modification of the debt under criteria noted within ASC 470 and determined that the modification was determined substantial therefore a loss on extinguishment was determined attributed to the fair value of the warrants.

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

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as lines of credit are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of a former but no longer related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	December 31, 2025	December 31, 2024
Arkansas(1)	1	$5,000,000	$3,571,114	$3,742,822
Georgia(2)	4	$13,497,114	$10,924,875	$11,403,295
Ohio(3)	1	$3,000,000	$2,439,636	$2,517,400
Oklahoma(4)	6	$13,181,325	$11,808,708	$12,165,230
	12	$34,678,439	$28,744,333	$29,828,747

(1)

The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf. During the year ended December 31, 2025 and 2024, the Company recognized other income of $188,201 and $119,854 for repayments on the loan, respectively.

(2)	The Company had refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, and extended their maturity dates to May 2024 for both. The Company entered into forbearance agreements that extended the maturity dates of the loans to December 31, 2025. Upon reaching maturity, both loans were in default and were therefore classified as current portion of long-term debt. Both loans were fully guaranteed by the Company. The loans were subsequently refinanced in February 2026 in the amounts of $2,710,624 and $2,473,684, with a new maturity date of February 17, 2027. The Company sold two of the facilities in January 2026 resulting in the repayment of $5,772,098 of outstanding principal.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Subordinated, Corporate, and Other Debt

Other debt due at December 31, 2025 and 2024 includes unsecured notes payable issued to entities controlled by the Company used to facilitate the acquisition of the nursing home properties.

		Total Principal Outstanding as of
Property	Face Amount	December 31, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Goodwill Nursing Home	$2,030,000	$-	$173,500	13% Fixed	-
Higher Call Nursing Center (1)	150,000	-	7,957	8% Fixed	-
	$2,180,000	$-	$181,457

(1)	In connection with the acquisition of Higher Call, the Company executed a promissory note in favor of the Seller, Higher Call Nursing Center, Inc., in the principal amount of $150,000 which accrues interest at the rate of 8% per annum and is payable in equal monthly installments, principal and interest. This note is secured by a corporate guaranty of Global.

Our corporate debt at December 31, 2025 and 2024 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of
Series	Face Amount	December 31, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$1,050,000	$1,025,000	13% Fixed	February 28, 2026
Promissory Note – Southern Bank	545,952	541,238	-	7.25% Fixed	December 12, 2030
Senior Secured Promissory Notes – Related Party	775,000	775,000	750,000	13% Fixed	February 28, 2026
	$2,575,952	$2,366,238	$1,775,000

All of the Senior Secured Promissory Notes issued to related and non-related parties were redeemed in January 2026.

Lines of Credits

On April 12, 2024, the Company entered into a Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 8.50% per annum with a Maturity Date of April 12, 2025. In August 2025, the Commercial Line of Credit was converted into a Promissory Note and extended to December 12, 2030 with an interest rate of 7.25%. The Company repaid the balance outstanding on the Promissory Note in January 2026.

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. In November 2025 the Company and Southern Bank agreed to extend the maturity date of the Commercial Line of Credit to December 14, 2026. The interest rate of the on the Commercial Line of Credit as of December 31, 2025 was 7.75%.

As of December 31, 2025, the balance outstanding on the Commercial Line of Credits is $325,192 and the amount available is approximately $425,000.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $16,736 and $103,432 for the years ended December 31, 2025 and 2024, respectively.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2026	$17,830,499
2027	2,978,013
2028	456,873
2029	472,334
2030	483,699
Thereafter	9,214,344

Total (without debt discount)	$31,435,762

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

As of December 31, 2025 and 2024, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2025, and 2024 the Company had 375,000 shares of Series D Preferred Stock outstanding.

For years ended December 31, 2025 and 2024, the Company declared $37,500 and $22,500 in preferred dividends, respectively. At December 31, 2025 and 2024, declared but unpaid preferred dividends totaled $89,600 and $52,500, respectively, and are included as dividends payable on the accompanying consolidated balance sheets.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Class A Common Stock and 200,000,000 shares of $0.05 par value, Class B Common Stock. As of December 31, 2025 and 2024, the Company has 3,067,059 shares of common stock outstanding.

Common Stock Warrants

As of December 31, 2025 and 2024, the Company had 177,500 of outstanding warrants to purchase common stock at a weighted average exercise price of $2.25. The weighted average remaining term of the warrants outstanding at December 31, 2025 was 2.0 years. The aggregate intrinsic value of common stock warrants outstanding as of December 31, 2025 was $0.

	Year Ended December 31,
	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning Balance	177,500	$2.25	177,500	$5.00
Issued	177,500	2.25	177,500	2.25
Cancelled	-	-	-	-
Exercised		-	-	-
Expired	(177,500)	2.25	(177,500)	5.00

Ending Balance	177,500	$2.25	177,500	$2.25

Common Stock Options

In May 2021, the Company adopted its 2021 Equity Incentive Plan and authorized an aggregate of 300,000 shares of Common Stock to be issued pursuant to rights granted under the Plan. On January 6, 2022, the Company issued a three-year option to purchase 30,000 shares of our common stock at $6.00 per share. As of December 31, 2025 and 2024, the Company had a total of none and 30,000 outstanding options to purchase common stock. The aggregate intrinsic value of common stock options outstanding as of December 31, 2025 was $0.

	Year Ended December 31,
	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Beginning Balance	30,000	$6.00	30,000	$6.00
Issued	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(30,000)	-	-	-

Ending Balance	-	$-	30,000	$6.00

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

6. FACILITY LEASES

The following table summarizes our leasing arrangements related to the Company’s healthcare facilities at December 31, 2024:

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

7. INCOME TAXES

The following is the breakdown of the Company’s income tax expenses for the years ended:

Income Tax Expense:	December 31, 2025	December 31, 2024
Current Federal	$-	$-
Current State	800	-
	800	-
Deferred Federal	-	-
Deferred State	-	-
	-	-
Total Income Tax Expense	$800	$-

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate. The Company files federal, Alabama, Arkansas, Colorado, Georgia, Ohio and Oklahoma income tax returns. The Company is current with all its federal and state tax filings. The 2020 through 2023 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The following is a reconciliation of the federal statutory tax rate and the effective tax rate as a percentage and dollars for the years ended December 31, 2025 and 2024:

	2025(%)	2024(%)
Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
Prior Year True-ups	(6.69)%	(1.31)%
Permanent Difference	2.20%	0.24%
State Taxes	0.06%	(2.98)%
Other	-%	4.34%
Change in Valuation Allowance	25.51%	20.71%
	0.08%	-%

	2025 ($)	2024 ($)
Statutory Federal Income Tax Rate	(213,140)	(509,032)
Prior Year True-ups	(67,850)	(31,641)
Permanent Difference	22,285	5,738
State Taxes	632	(72,178)
Other	-	104,999
Change in valuation allowance	258,873	502,114
	800	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred Tax Assets:
Net Operating Loss Carryforwards	$2,968,335	$3,009,708
Impairment Loss on Long Term Assets	377,800	386,967
Section 163 (j) Limitation	1,062,446	858,527
Credit Loss Allowance	408,493	335,306

Total deferred tax assets	4,817,074	4,590,508
Deferred Tax Liabilities:
Property and Equipment	(1,246,855)	(1,278,616)
Other	(7,767)	(8,313)

	(1,254,622)	(1,286,929)

Valuation Allowance	(3,562,452)	(3,303,579)

Net Deferred Tax Asset	$-	$-

The valuation allowance at December 31, 2025 and 2024 was primarily related to federal net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2025.

As of December 31, 2025 and 2024, the Company has $10,876,944 and $11,028,602 federal net operating losses, among which, if not used, would begin to expire starting 2037. As of December 31. 2025 the Company has $10,246,031 of net operating losses that are subject to the 80% taxable income limitation. As of December 31, 2025 and 2024, the Company has $17,971,267 and $17,068,175 state net operating losses, among which, if not used would begin to expire starting in 2026.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. In September 2013, the Company had a split-off, in which the business activities changed from gaming casinos into real estate related to long-term care. The Company determined that the pre-2013 net operating losses of $4,047,175 were subject to the limitation set forth under Internal Revenue Code Section 382 and thus wrote off such net operating losses in 2022. No determination has been made regarding whether another ownership change had occurred during 2014 and 2023. However, any additional limitations under Internal Revenue Code Section 382 are not expected to materially impact the Company’s tax provision, due to the full valuation allowance recorded against its deferred tax assets.

Pursuant to the One Big Beautiful Bill Act (OBBBA) enacted in 2025, the limitation on the deductibility of business interest expense under Internal Revenue Code Section 163(j) was modified. Specifically, the calculation of Adjusted Taxable Income (ATI) now permanently includes the add-back of depreciation, amortization, and depletion (the ‘EBITDA’ metric). This legislative change has significantly increased the Company’s interest expense deduction capacity for the current year, resulting in a reduction in disallowed interest expense for 2025.

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. During the period of 2016 to 2021, the Company had recorded bad debt allowances that should have had been adjusted on income tax returns but were not. Consent from the IRS is needed to change the accounting method on tax treatment of bad debt allowance. As of December 31, 2021, the Company has $1,901,203 bad debt allowance. The Company recognized $0 uncertain tax liability in the calculation of deferred tax assets from NOL. When filing its 2022 income tax return, the Company submitted an application to change the accounting method on bad debt allowance. The company policy is to treat tax-related interest and penalties as income tax expense. As of December 31, 2025, the Company did not identify any other uncertain tax position.

8. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2025 and 2024, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill for the years ended December 31, 2025 and 2024:

Balance, December 31, 2023	$1,076,908
Goodwill acquired in 2024	-
Balance, December 31, 2024	1,076,908
Goodwill acquired in 2025	-
Balance, December 31, 2025	$1,076,908

9. ASSETS HELD FOR SALE

On December 5, 2025, the Company entered into a letter of intent to sell certain wholly-owned subsidiaries (collectively the “Sellers”) of the “Company ATL/WARR, LLC and PROVIDENCE HR, LLC, each a Georgia limited liability company, consummated a definitive Purchase and Sale Agreement (“ January 2026 PSA”) with GA SNF SPARTA GA LLC and GA SNF WARRENTON GA LLC, both limited liability companies in exchange for $13.2 million in cash. The sale occurred in January 2026, refer to Note 12 Subsequent Events.

During the fourth quarter of 2025, the Company reclassified $4.0 million of long lived assets and $5.5 million of debt and $0.6 million in accounts payable attributed to the January 2026 PSA related to the sale of the Company’s two Georgia facilities. The Company measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell.

The following table sets forth the assets held for sale at December 31, 2025 relating to the pending sale of the two Georgia facilities:

December 31, 2025
Property and equipment, net	$4,021,156
Debt attributed to assets held for sale	$(5,554,463)
Accounts payable attributed to assets held for sale	$(577,055)

10. LEGAL PROCEEDINGS

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

11. COMMITMENTS AND CONTINGENCIES

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

12. SUBSEQUENT EVENTS

January 2026 Purchase and Sale Agreement

On January 15, 2026, the Company’s subsidiaries ATL/WARR, LLC and PROVIDENCE HR, LLC, each a Georgia limited liability company (“the Sellers”), consummated the January 2026 PSA with the Purchaser Pursuant to the January 2026 PSA, each Seller agreed to sell substantially all of the real and personal property owned by each ( the “Disposition”), namely the skilled nursing facilities located at (i) 60 Providence Street, Sparta, Georgia, 31087, upon which is located that certain 71-bed skilled nursing facility commonly known as “Providence of Sparta Health and Rehabilitation” (the “Sparta Facility”), and (ii) 813 Atlanta Highway, Warrenton, Georgia, 30828, upon which is located that certain 110-bed skilled nursing facility commonly known as “Warrenton Health and Rehabilitation” (the “Warrenton Facility” and together with the Sparta Facility, the “Facilities”).

The purchase price paid by Purchaser for the two (2) Facilities under the PSA was an aggregate of $13.2 million, subject to certain prorations, holdbacks and adjustments customary in transactions of this nature. The Purchaser had a balance of $1.3 million of escrow established at closing, which may be released to Sellers in the future unless Purchaser asserts claims for indemnity under the PSA. The Sellers retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that have been deferred and are to be repaid by tenants sometime after the closing date). Shortly after closing, the Company used a substantial portion of the net proceeds to pay in full certain transaction costs, an existing facility mortgage, existing note obligations, an existing contractual obligation and other miscellaneous expenses. The Company expects to use the balance for working capital.

Concurrently with the consummation of the January 2026 PSA, the controlled lease operators of the Facilities (“Old Operators”) consummated an Operations Transfer Agreement (“OTA”) with controlled subsidiaries of the Purchasers (“New Operators”) under which all assets and operations of Old Operators were transferred to New Operators. No additional or separate consideration was paid by New Operators for the assets and operations so assigned.

March 2026 Purchase and Sale Agreement

Effective on March 5, 2026, the Company caused two of the Company’s wholly-owned subsidiaries Global Abbeville Property, LLC and Dodge NH, LLC, each a Georgia limited liability company (each a “Seller”) to execute and deliver a definitive Purchase and Sale Agreement (“March 2026 PSA”) with two newly formed entities: Abbeville Crossing Propco of Journey LLC and Eastman Trails Propco of Journey LLC, each a Georgia limited liability company (each a “Purchaser”); pursuant to which each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities located at 206 Main Street E, Abbeville, Georgia, upon which is located that certain 101-bed skilled nursing facility commonly known as “Glen Eagle Healthcare and Rehab” (the “Glen Eagle Facility”); and at 556 Chester Highway, Eastman, Georgia, upon which is located that certain 100-bed skilled nursing facility commonly known as “Eastman Healthcare and Rehab” (the “Eastman Facility”, and together with the Glen Eagle Facility, the “Facilities”).

The purchase price to be paid by Purchasers for the Facilities is $15,700,000, subject to certain prorations, holdbacks and adjustments customary in transactions of this nature.

Consummation of the March 2026 PSA is contingent upon numerous conditions, including, without limitation, satisfactory completion of due diligence during a Due Diligence Period, and other conditions customary in transactions of this nature. There can be no assurance that the PSA will be consummated.

Operations Transfer Agreement

The Facilities are operated by separate wholly-owned subsidiaries of the Company, namely Global Abbeville, LLC, a Georgia limited liability company, and Global Eastman, LLC, a Georgia limited liability company (collectively, the “Existing Operators”). Concurrently with the execution of the March 2026 PSA, the Company caused the Existing Operators to execute an Operations Transfer Agreement (“OTA”) with two newly formed entities affiliated with the Purchasers, Abbeville Crossing of Journey LLC and Eastman Trails of Journey LLC, each a Georgia limited liability company (each a “New Operator”). If consummated, of which there can be no assurance, the OTA will govern the transfer of the skilled nursing operations from the Existing Operators to the New Operators.

2025 Escrow Agreement Release

Effective on February 7, 2025, the Company caused three of the Company’s wholly-owned subsidiaries Global Abbeville Property, LLC, Dodge NH, LLC, and ATL/WARR, LLC, each a Georgia limited liability company (each a “Seller”), to execute and deliver a definitive Purchase and Sale Agreement (“February 2025 PSA”) with Abbeville Propco Holdco, LLC, a Delaware limited liability company (“Purchaser”) and also caused a fourth subsidiary, Providence HR, LLC, a Georgia limited liability company, to execute and deliver an additional Purchase and Sale Agreement (also a “Seller”) with the Purchaser. Pursuant to both PSAs each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities located at (i) 206 Main Street East, Abbeville, Georgia, 31001, upon which is located that certain 101-bed skilled nursing facility commonly known as “Glen Eagle Healthcare & Rehab” (the “Glen Eagle Facility”), (ii) 556 Chester Highway, Eastman, Georgia, 31023, upon which is located that certain 100-bed skilled nursing facility commonly known as “Eastman Healthcare & Rehab” (the “Eastman Facility”), (iii) 60 Providence Street, Sparta, Georgia, 31087, upon which is located that certain 71-bed skilled nursing facility commonly known as “Providence of Sparta Health and Rehabilitation” (the “Sparta Facility”), and (iv) 813 Atlanta Highway, Warrenton, Georgia, 30828, upon which is located that certain 110-bed skilled nursing facility commonly known as “Warrenton Health and Rehabilitation” (the “Warrenton Facility” and together with the Eastman Facility, Glen Eagle Facility, and Sparta Facility, the “Facilities”).

The February 2025 PSA was cancelled in July 2025 and in January 2026 the Company repaid $475,000, of which $475,000 was recorded in other current liabilities as of December 31, 2025.

Tender Offer

On March 10, 2026 the Company received a tender offer of $5.05/share for all of the outstanding shares of common stock of the Company from Black Pearl Equities, LLC. As of the date of the filing of the Form 10-K the Company is still evaluating the tender offer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIS HEALTH, INC.

Date: April 15, 2026	By:	/s/ Adam Desmond
Adam Desmond
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Adam Desmond
Adam Desmond	Director and Chief Executive Officer (Principal Executive and Financial Officer)	April 15, 2026

/s/ Clifford Neuman
Clifford Neuman	Director	April 15, 2026

/s/ Kent Lund
Kent Lund	Director	April 15, 2026

/s/ Lance Baller
Lance Baller	Director	April 15, 2026

/s/ Richard Huebner
Richard Huebner	Director	April 15, 2026

47