Form 10-Q
period 2026-03-31
SELECTIS HEALTH, INC.
filed 2026-05-22
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☒ No ☐

As of May 20, 2026, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,286,452	$1,011,632
Accounts receivable, net	2,489,809	2,277,235
Other receivable	254,837	123,135
Prepaid expenses and other assets	282,023	149,824
Assets held for sale	5,509,810	4,021,156
Total current assets	9,822,931	7,582,982

Long Term Assets:
Restricted cash	192,129	842,061
Escrow receivable	1,310,000	-
Property and equipment, net	18,307,651	23,076,042
Goodwill	379,479	1,076,908
Total Assets	$30,012,190	$32,577,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued liabilities	7,160,441	6,290,014
Dividends payable	97,100	89,600
Short term debt	-	775,000
Current portion of long-term debt, net of discount of $6,544 and $6,544, respectively	3,876,312	10,938,102
Lines of credit	-	325,192
Liabilities held for sale, net of discount of $0 and $231,196, respectively	5,184,308	6,131,518
Other current liabilities	-	725,000
Total Current Liabilities	16,318,161	25,274,426

Long-term debt, net of discount of $195,824 and $197,459, respectively	13,327,885	13,407,805
Lease security deposit	107,800	106,300
Total Liabilities	29,753,846	38,788,531

Commitments and Contingencies
Stockholders’ Deficit:
Preferred Series A - no dividends, $2.00 stated value, non-voting; 2,000,000 shares authorized, 200,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	401,000	401,000
Preferred Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 issued, and 325,000 and 375,000 shares outstanding as of March 31, 2026 and December 31, 2025	325,000	375,000
Common Stock - $0.05 par value; 1,000,000,000 shares authorized, 3,067,059 shares issued and outstanding at March 31, 2026 and December 31, 2025	153,352	153,352
Additional paid-in capital	14,104,998	14,104,998
Accumulated deficit	(14,726,006)	(21,244,888)
Total Stockholders’ Equity (Deficit)	258,344	(6,210,538)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,012,190	$32,577,993

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue
Healthcare revenue	$7,181,161	$10,486,939
Management fee revenue	107,441	-
Total Revenue	7,288,602	10,486,939
Expenses
Property taxes, insurance and other operating	6,068,043	8,080,969
General and administrative	2,129,484	2,365,088
Provision for credit losses	20,357	99,608
Depreciation	333,211	363,020
Total Expenses	8,551,095	10,908,685
Loss from Operations	(1,262,493)	(421,746)
Other (income) expense
Gain on sale of asset	(8,896,309)	-
Interest expense, net	923,784	542,667
Other income	(226,085)	(308,444)
Total other (income) expense	(8,198,610)	234,223
Income (loss) before income taxes	6,936,117	(655,969)
Provision for income taxes	409,735	-
Net income (loss)	6,526,382	(655,969)
Series D preferred dividends	(7,500)	(15,000)
Net income (loss) attributable to common stockholders	$6,518,882	$(670,969)
Per Share Data:
Net income (loss) per share attributable to common stockholders:
Basic	$2.13	$(0.22)
Diluted	$1.90	$(0.22)
Weighted Average Common Shares Outstanding:
Basic	3,067,059	3,067,059
Diluted	3,442,773	3,067,059

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$14,104,998	$(21,244,888)	$(6,210,538)
Series D Preferred Dividends	-	-	-	-	-	-	-	(7,500)	(7,500)
Repurchase of preferred stock	-	-	(50,000)	(50,000)	-	-	-	-	(50,000)
Net income	-	-	-	-	-	-	-	6,526,382	6,526,382

Balance, March 31, 2026	200,500	$401,000	325,000	$325,000	3,067,059	$153,352	$14,104,998	$(14,726,006)	$258,344

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2024	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,410,256)
Series D Preferred Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)
Net loss	-	-	-	-	-	-	-	(655,969)	(655,969)

Balance, March 31, 2025	200,500	$401,000	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,862,605)	$(6,081,225)

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6,526,382	$(655,969)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	333,211	363,020
Amortization of debt discount	232,832	4,184
Gain on sale of assets	(8,896,309)	-
Provision for credit losses	20,357	99,608
Changes in operating assets and liabilities:
Accounts receivable	(232,931)	(358,124)
Prepaid expenses and other assets	(263,901)	(347,751)
Accounts payable and accrued liabilities	1,291,102	1,527,043
Liabilities held for sale	(577,055)	-
Other current liabilities	(725,000)	400,000
Lease security deposits	1,500	3,400
Cash (used in) provided by operating activities	(2,289,812)	1,035,411

Cash flows from investing activities:
Proceeds from sale of assets held for sale, net	5,401,131	-
Cash paid for property and equipment	(377,201)	(219,240)
Cash provided by (used in) investing activities	5,023,930	(219,240)

Cash flows from financing activities:
Proceeds from debt, non-related party	-	50,000
Payments on debt, related party	(775,000)	-
Payments on debt, non-related party	(1,959,038)	(245,697)
Repurchase of preferred stock	(50,000)
Payments on line-of-credit	(325,192)	-
Proceeds from line-of-credit	-	13,258
Cash used in financing activities	(3,109,230)	(182,439)

Net increase (decrease) in cash, cash equivalents and restricted cash	(375,112)	633,732
Cash and cash equivalents and restricted cash at beginning of the period	1,853,693	1,391,966
Cash and cash equivalents and restricted cash at end of the period	$1,478,581	$2,025,698

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$437,559	$535,277

Cash and cash equivalents	$1,286,452	$1,288,779
Restricted cash	$192,129	$736,919
Total Cash and Cash Equivalents and Restricted Cash	$1,478,581	$2,025,698

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$7,500	$15,000
Payoff of mortgages funded at closing	$5,785,659	$-
Escrow receivable funded at closing	$1,310,000	$-
Closing costs, prepayment penalties and other adjustments funded at closing	$678,210	$-

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

The Company acquires, develops, lease and manages healthcare real estate and provides healthcare operations through our wholly-owned subsidiaries. Our portfolio is comprised of investments in the following healthcare operations: (i) senior housing (including independent and assisted living) and (ii) post-acute/skilled nursing. We will make investments within our healthcare operations using the following six investment products: (i) direct ownership of properties, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management, (v) the Housing and Economic Recovery Act of 2008 (“RIDEA”), which represents investments in senior housing operations utilizing the structure permitted by RIDEA and (vi) owning healthcare operations.

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

For the three months ended March 31, 2026, the Company had net income of $6.5 million, accumulated deficit of $14.7 million and negative net working capital of $6.5 million. As a result of the Company’s historical losses and projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

●	Increasing revenue by increasing occupancy in the facilities and increasing Medicaid reimbursement rates;
●	Sale of certain facilities;
●	Controlling operating expenses; and
●	Seeking additional capital through the issuance of debt or equity securities, or the sale of assets.

The focus on opportunities within the Company’s current portfolio and future properties to acquire and operate, the settlement, refinance, and continued service of debt obligations, the potential funds generated from stock sales and other initiatives contributing to additional working capital should alleviate any substantial doubt about the Company’s ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of these actions to generate liquidity and the failure to do so could negatively impact the Company’s future operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire year. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Income (Loss) Per Common Share

Basic earnings (loss) per share are based on the weighted-average number of shares of common stock outstanding. FASB ASC Topic 260, “Earnings per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

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

We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding options, warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible preferred stock outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income (Loss) Attributable to Selectis Health, Inc.	$6,526,382	$(655,969)
Series D Preferred Dividends	(7,500)	(15,000)
Net income (loss) attributable to common stockholders – Basic and Diluted	$6,518,882	$(670,969)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding – Basic	3,067,059	3,067,059
Weighted average common shares outstanding – Diluted	3,442,773	3,067,059

Net income (loss) per share attributable to common stockholders:
Basic	$2.13	$(0.22)
Diluted	$1.90	$(0.22)

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

The CODM uses net income (loss) to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include property taxes, insurance and other operating expenses and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations and comprehensive loss. All our revenue is attributable to the United States and to our single operating segment.

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

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2026. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

3. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Land	$1,228,250	$1,298,250
Land Improvements	87,055	287,055
Buildings and Improvements	26,078,787	33,014,691
Furniture, Fixtures and Equipment	1,183,271	2,321,737
	28,577,363	36,921,733

Less: Accumulated Depreciation	(10,269,712)	(13,845,691)

	$18,307,651	$23,076,042

As of March 31, 2026 and December 31, 2025 $4,812,381 and $4,021,156 of property and equipment, net was classified as assets held for sale on the consolidated Balance Sheets and are attributable to two Georgia facilities sold in January 2026 and another two properties sold in May 2026 (see Notes 7 and 8).

	For the Three Months Ended March 31,
	2026	2025

Depreciation Expense	$333,211	$363,020

4. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Senior Secured Promissory Notes	$484,094	$1,591,238
Senior Secured Promissory Notes - Related Parties	-	775,000
Fixed-Rate Mortgage Loans	17,698,311	24,258,870
Variable-Rate Mortgage Loans	4,408,468	4,485,462
Line of Credit	-	325,192
	22,590,873	31,435,762
Unamortized Discount and Debt Issuance Costs	(202,368)	(435,200)

	$22,388,505	$31,000,562
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$3,876,312	$10,938,102
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	5,184,308	5,554,463
Short Term Debt – Related Parties, Net	-	775,000
Line of Credit - Current	-	325,192
Long-Term Debt	13,327,885	13,407,805
	$22,388,505	$31,000,562

(1)	$5,184,308 and $5,554,463 is classified within Liabilities held for sale within the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, which is the short-term classified debt attributable to our two Georgia facilities sold in January 2026 and our two Georgia facilities sold in May 2026 (See Notes 7 and 8).

The weighted average interest rate and term of our fixed rate debt are 6.41% and 13.19 years, respectively, as of March 31, 2026. The weighted average interest rate and term of our variable rate debt are 8.35% and 11.88 years, respectively, as of March 31, 2026.

The weighted average interest rate and term of our fixed rate debt are 6.21% and 13.76 years, respectively, as of December 31, 2025. The weighted average interest rate and term of our variable rate debt are 8.35% and 12.12 years, respectively, as of December 31, 2025.

Corporate Senior and Senior Secured Promissory Notes

Senior Secured Notes

As of March 31, 2026, the senior secured notes are subject to annual interest of 13% with an original maturity date of October 31, 2021.

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

During the three months ended March 31, 2026 the Company paid off $775,000 attributed to the related party senior secured notes and $1,050,000 attributed to the non-related party senior secured notes.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	March 31, 2026	December 31, 2025
Arkansas(1)	1	$5,000,000	$3,501,475	$3,571,114
Georgia(2)	2	$6,689,214	$5,184,308	$10,924,875
Ohio(3)	1	$3,000,000	$2,423,026	$2,439,636
Oklahoma(4)	6	$13,181,325	$10,997,970	$11,808,708
	10	$27,870,539	$22,106,779	$28,744,333

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the periods ended March 31, 2026 and 2025, the Company recognized other income of $53,146 and $55,144, respectively for repayments on the loan.

(2)	The Company had refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, and extended their maturity dates to May 2024 for both. The Company entered into forbearance agreements that extended the maturity dates of the loans to December 31, 2025. Upon reaching maturity, both loans were in default and were therefore classified as current portion of long-term debt. Both loans were fully guaranteed by the Company. The loans were subsequently refinanced in February 2026 in the amounts of $2,710,624 and $2,473,684, with a new maturity date of June 17, 2027. The Company sold two of the facilities in January 2026 resulting in the repayment of $5,785,659 of outstanding principal. The Company sold an additional two of the facilities in May 2026 resulting in the repayment of $5,252,964 of outstanding principal at the time of repayment, see Note 12.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Corporate and Other Debt

The Company’s corporate debt as of March 31, 2026 and December 31, 2025 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

	Face	Total Principal Outstanding as of		Stated Interest	Maturity
Series	Amount	March 31, 2026	December 31, 2025	Rate	Date
Senior Secured Promissory Notes	$1,255,000	$-	$1,050,000	13% Fixed	February 28, 2026
Promissory Note – Southern Bank	545,952	484,094	541,238	7.25% Fixed	December 12, 2030
Senior Secured Promissory Notes – Related Party	775,000	-	775,000	13% Fixed	February 28, 2026
	$2,575,952	$484,094	$2,366,238

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

In November 2024, the Company entered into another Commercial Line of Credit Agreement and Note with Southern Bank for a secured line of credit in the principal amount limit of $750,000 at a fixed interest rate of 7.75% per annum with a Maturity Date of November 14, 2025. In November 2025 the Company and Southern Bank agreed to extend the maturity date of the Commercial Line of Credit to December 14, 2026. The interest rate of the on the Commercial Line of Credit as of December 31, 2025 was 7.75%. The Company repaid the balance outstanding on the Commercial Line of Credit in January 2026.

As of March 31, 2026 and December 31, 2025, the balance outstanding on the Commercial Line of Credits is $ 0 and $325,192 and the amount available is approximately $750,000 and $425,000, respectively.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $1,636 and $4,184 for the three months ended March 31, 2026 and 2025, respectively. As a result of the two facilities sold in Georgia, the Company expensed the unamortized loan costs associated with the debt in the amount of $231,196.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2026 (remaining nine months)	$8,911,513
2027	3,052,109
2028	456,873
2029	472,334
2030	483,699
Thereafter	9,214,345

Total (without debt discount)	$22,590,873

5. STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of March 31, 2026 and December 31, 2025, the Company has 200,500 shares of Series A Preferred Stock outstanding.

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

As of March 31, 2026 and December 31, 2025, the Company had 325,000 and 375,000 shares of Series D Preferred Stock outstanding. During the three months ended March 31, 2026 the Company repurchased 50,000 shares of preferred stock for $50,000.

For the three months ended March 31, 2026, and 2025, the Company declared $7,500 and $15,000 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Class A Common Stock and 200,000,000 shares of $0.05 par value, Class B Common Stock. As of March 31, 2026 and December 31, 2025, the Company has 3,067,059 shares of common stock outstanding.

Common Stock Warrants

As of March 31, 2026 and December 31, 2025, the Company had 177,500 of outstanding warrants to purchase common stock at $2.25 and a weighted average remaining term of 1.75 years and 2.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2026 and December 31, 2025 was $346,125 and $0, respectively.

Activity for the three months ended March 31, 2026, related to common stock warrants is as follows:

	March 31, 2026
	Number of	Weighted Average
	Warrants	Exercise Price

January 1, 2026 Balance	177,500	$2.25
Exercised	-	-
Expired	-	-

March 31, 2026 Balance	177,500	$2.25

6. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended March 31, 2026 and 2025, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill as of March 31, 2026 and December 31, 2025:

Balance, December 31, 2025	$1,076,908
Additions	-
Transfer to assets held for sale	(697,429)
Balance, March 31, 2026	$379,479

7. ASSETS HELD FOR SALE

May 2026 Sale of Assets

On March 5, 2026, the Company entered into a letter of intent to sell certain wholly-owned subsidiaries Global Abbeville Property, LLC and Dodge NH, LLC, each a Georgia limited liability company (each a “Seller”) to execute and deliver a definitive Purchase and Sale Agreement (“March 2026 PSA”) with two newly formed entities: Abbeville Crossing Propco of Journey LLC and Eastman Trails Propco of Journey LLC, each a Georgia limited liability company (each a “Purchaser”); pursuant to which each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities for $15.7 million. The sale occurred in May 2026, refer to Note 12 Subsequent Events.

During the three months ended March 31, 2026, the Company reclassified $5.5 million of long lived assets and goodwill and $5.2 million of debt attributed to the March 2026 PSA related to the sale of the Company’s two additional Georgia facilities. The Company measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell.

On May 1, 2026 the Company sold the two Georgia facilities for gross proceeds of $15.7 million and recognized a gain on sale of assets of $10.2 million.

The following table sets forth the assets held for sale at March 31, 2026 relating to the pending sale of the two Georgia facilities:

March 31, 2026
Property and equipment, net	$4,812,381
Goodwill	$697,429
Debt attributed to assets held for sale	$(5,184,308)

The following table sets forth the assets held for sale at December 31, 2025 relating to the sale of the two Georgia facilities which closed in January 2026, see Note 8:

December 31, 2025
Property and equipment, net	$4,021,156
Debt attributed to assets held for sale	$(5,554,463)
Accounts payable attributed to assets held for sale	$(577,055)

8. SALE OF ATL/WARR AND PROVIDENCE HR

January 2026 Sale of Assets

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

In January 2026 the Company sold the two Georgia facilities for gross proceeds of $13.2 million and recognized a gain on sale of assets of $8.9 million.

A summary of the sale is as follows:

Description	Amount
Cash	$5,401,131
Escrow Receivable	1,310,000
Notes Payable	6,047,497
G&A Closing Costs	416,732

Sale Total	$13,175,000

As part of the sale of the properties, the Company recorded a gain on the sale of the properties. A summary of the gain is as follows:

Description	Amount
Cash	$5,401,131
Escrow Receivable	1,310,000
Notes Payable	6,047,497
Closing expenses and adjustments	158,837
Land & Buildings	(4,021,156)

Total Gain on Sale	$8,896,309

9. INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions.

Income tax expense was $409,735 for the three months ended March 31, 2026. There was no income tax expense recorded for the three months ended March 31, 2025. The Company’s income tax expense for the three months ended March 31, 2026 was primarily attributable to the gain on sale recognized during the period attributed to the sale of two of our Georgia facilities. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

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

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below:

March 2026 Purchase and Sale Agreement

Effective on March 5, 2026, the Company caused two of the Company’s wholly-owned subsidiaries Global Abbeville Property, LLC and Dodge NH, LLC, each a Georgia limited liability company (each a “Seller”) to execute and deliver the March 2026 PSA with two newly formed entities: Abbeville Crossing Propco of Journey LLC and Eastman Trails Propco of Journey LLC, each a Georgia limited liability company (each a “Purchaser”); pursuant to which each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities located at 206 Main Street E, Abbeville, Georgia, upon which is located that certain 101-bed skilled nursing facility commonly known as “Glen Eagle Healthcare and Rehab” (the “Glen Eagle Facility”); and at 556 Chester Highway, Eastman, Georgia, upon which is located that certain 100-bed skilled nursing facility commonly known as “Eastman Healthcare and Rehab” (the “Eastman Facility”, and together with the Glen Eagle Facility, the “Facilities”).

On May 1, 2026, the Seller consummated the March 2026 PSA with GA SNF ABBEVILLE GA LLC and GA SNF EASTMAN GA LLC. The purchase price to be paid by Purchaser for the two (2) Facilities under the PSA. was an aggregate of $15.7 million, subject to certain prorations, holdbacks and adjustments customary in transactions of this nature. Net proceeds received at closing, after payment of mortgage debt and other liabilities, were approximately $9 million excluding $1.57 million of escrows established at closing, which may be released to Sellers in the future unless Purchaser asserts claims for indemnity under the PSA. The Sellers retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that have been deferred and are to be repaid by tenants sometime after the closing date).

Concurrently with the consummation of the PSA, the controlled lease operators of the Facilities (“Old Operators”) consummated an Operations Transfer Agreement (“OTA”) with controlled subsidiaries of the Purchasers (“New Operators”) under which all assets and operations of Old Operators were transferred to New Operators. No additional or separate consideration was paid by New Operators for the assets and operations so assigned.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction with the interim financial statements and notes thereto contained in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

Although we believe that any forward-looking statements, we make in this Quarterly Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Quarterly Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;
*	developments that make our facilities less competitive;
*	changes in our business strategies;
*	the level of demand for our facilities; and
*	regulatory changes affecting the healthcare industry and third-party payor practices.

Properties

As of March 31, 2026, we owned ten (10) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at March 31, 2026:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds
Arkansas	1	-	1	-	40,737	-	141
Georgia (1)	2	2	-	63,616	-	201	-
Ohio	1	-	-	27,500	-	99	-
Oklahoma	6	5	-	162,976	-	412	-
Total	10	7	1	254,092	40,737	712	141

(1)	As a result of the sale of Goodwill Hunting LLC on June 18, 2024 the Company had no more operating leases recorded on its consolidated balance sheet.

Effective December 5, 2025, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, two (2) of the Company’s skilled nursing facilities in the State of Georgia: Warrenton and Sparta. The completion of the sale of the PSA’s resulted in the Company having two (2) remaining facilities in the State of Georgia. The Company closed on this transaction in January 2026.

Effective March 5, 2026, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, the Company’s remaining two (2) skilled nursing facilities in the State of Georgia: Glen Eagle and Eastman. This transaction closed in May 2026, therefore the Company would no longer own any healthcare facilities in the State of Georgia.

RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2026	2025

Revenue
Healthcare revenue	$7,181,161	$10,486,939
Management Fee Revenue	107,441
Total Revenue	7,288,602	10,486,939
Expenses
Property taxes, insurance and other operating	6,068,043	8,080,969
General and administrative	2,129,484	2,365,088
Provision for credit losses	20,357	99,608
Depreciation	333,211	363,020
Total Expenses	8,551,095	10,908,685
Loss from Operations	(1,262,493)	(421,746)
Other (income) expense
Gain on sale of asset	(8,896,309)	-
Interest expense, net	923,784	542,667
Other income	(226,085)	(308,444)
Total other (income) expense	(8,198,610)	234,223
Income (loss) before income taxes	6,936,117	(655,969)
Provision for income taxes	409,735	-
Net Income (Loss)	$6,526,382	$(655,969)

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Revenues

Healthcare Revenue

Healthcare revenue for the three months ended March 31, 2026 was $7,181,161, compared to $10,486,939 for the three months ended March 31, 2025, a decrease of $3,305,778 or 32%. Healthcare revenues decreased due to the sale of two of our Georgia facilities in mid-January 2026.

Management Fee Revenue

Management fee revenue for the three months ended March 31, 2026 was $107,441 compared to $0 for the three months ended March 31, 2025, an increase of $107,441 or 100%. Management fee revenues increased due to the start of a management fee arrangement in November 2025.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $6,068,043 for the three months ended March 31, 2026, compared to $8,080,969 for the three months ended March 31, 2025, a decrease of $2,012,926 or 25%. This decrease can be attributed to lower operating cost and the sale of our two Georgia facilities.

General and Administrative

General and administrative expenses was $2,129,484 for the three months ended March 31, 2026, compared to $2,365,088 for the three months ended March 31, 2025, a decrease of $235,604 or 10%. The decrease can be attributed to a decrease in salary and benefits expense.

Provision for Credit Losses

Provision for credit losses was $20,357 for the three months ended March 31, 2026, compared to $99,608 for the three months ended March 31, 2025, a decrease of $79,251 or 80%. The change can be attributed to the improvement made on collections and less accounts receivable outstanding due to the sale of two of our facilities during the three months ended March 31, 2026.

Depreciation

Depreciation expense was $333,211 for the three months ended March 31, 2026, compared to $363,020 for the three months ended March 31, 2025, a decrease of $29,809 or 8%. This decrease is related to an increase in fully depreciated assets along with assets sold at our two Georgia facilities as compared to the same period in the prior year.

Other Income (Expense)

Gain on Sale of Asset

Gain on sale of asset was income of $8,896,309 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The increase was the result of the gain recognized due to the completion of the sale of our two Georgia facilities.

Interest Expense, Net

Interest expense, net was $923,784 for the three months ended March 31, 2026, compared to $542,667 for the three months ended March 31, 2025, an increase of 381,117 or 70%. The increase was due higher interest rates on our debt compared to the prior year in addition due prepayment premium fees and fees attributed to the payoff of debt.

Other Income

Other income was $226,085 for the three months ended March 31, 2026, compared to $308,444 for the three months ended March 31, 2025, a decrease of $82,359 or 27%. This is primarily related to recording the principal reduction payments made by the operator for the Arkansas facility as other income. We will continue to record this as the operator continues to satisfy the debt.

Provision for income taxes

Income tax expense was $409,735 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Income tax expense was the result of the gain recognized due to the completion of the sale of our two Georgia facilities.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At March 31, 2026, the Company had cash of $1,286,452 and restricted cash of $192,129. Our restricted cash is to be expended on repairs and capital expenditures associated with Warrenton Health and Rehab facilities and decreased from December 31, 2025 as a result of the sale of two of our Georgi facilities. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $1.0 million for the year ended December 31, 2025 and had a working capital deficiency of $6.5 million as of March 31, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Sources of Liquidity

The Company’s current sources of liquidity include the sale of it’s properties. During the three months ended March 31, 2026 the Company received gross proceeds of $13.2 million as a result of the sale of two of our Georgia Facilities. In addition, on May 1, 2026, the Company received gross proceeds of $15.7 million as a result of the sale of an additional two of our Georgia Facilities.

As of March 31, 2026 and December 31, 2025, our debt balances consisted of the following:

	March 31, 2026	December 31, 2025

Senior Secured Promissory Notes	$-	$1,591,238
Promissory Note	484,094	-
Senior Secured Promissory Notes - Related Parties	-	775,000
Fixed-Rate Mortgage Loans	17,698,311	24,258,870
Variable-Rate Mortgage Loans	4,408,468	4,485,462
Line of Credit	-	325,192
	22,590,873	31,435,762
Unamortized Discount and Debt Issuance Costs	(202,368)	(435,200)

	$22,388,505	$31,000,562
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$3,876,312	$10,938,102
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	5,184,308	5,554,463
Short Term Debt – Related Parties, Net	-	775,000
Line of Credit - Current	-	325,192
Long-Term Debt	13,327,885	13,407,805
	$22,388,505	$31,000,562

The weighted average interest rate and term of our fixed rate debt are 6.41% and 13.19 years, respectively, as of March 31, 2026. The weighted average interest rate and term of our variable rate debt are 8.35% and 11.88 years, respectively, as of March 31, 2026.

The weighted average interest rate and term of our fixed rate debt are 6.21% and 13.76 years, respectively, as of December 31, 2025. The weighted average interest rate and term of our variable rate debt are 8.35% and 12.12 years, respectively, as of December 31, 2025.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(2,289,812)	$1,035,411
Net cash provided by (used in) investing activities	5,023,930	(219,240)
Net cash used in financing activities	(3,109,230)	(182,439)
Net change in cash and cash equivalents and restricted cash	$(375,112)	$633,732

Cash Flows (Used In) Provided By Operating Activities

Cash flows used operating activities was $2,289,812 for the three months ended March 31, 2026, compared to cash provided $1,035,411 for the three months ended March 31, 2025. The decrease primarily resulted from our change in net loss during the prior period of $655,969 compared to income of $6,526,382, a $7,182,351 change. This change was offset by a non-cash adjustment of $8,776,721 which is primarily due to a change of $8,896,309 attributed to a gain on sale of assets. The change in working capital accounts year-over-year was $1,730,853 which is primarily due to our change in accounts payable and accrued liabilities, liabilities held for sale and other liabilities offset by a changes attributed to accounts receivable and prepaid expenses and other assets.

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $5,023,930 for the three months ended March 31, 2026, compared to cash used of $219,240 for the three months ended March 31, 2025. Cash provided by investing activities can be attributed to the proceeds received from the sale of our two Georgia facilities. The cash used in investing activities during the three months ended March 31, 2025 was attributed to purchases of property and equipment.

Cash Flows Used In Financing Activities

Cash used in financing activities was $3,109.230 for the three months ended March 31, 2026, compared to $182,439 for the three months ended March 31, 2025. The increase in cash used in finance activities can be attributed to repayments made on our line of credit and senior secured notes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently issued accounting pronouncements and are evaluating the potential impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2026. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Our management, including our Interim CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Interim CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

Management noted the following deficiency that we believe to be a material weakness:

●	Lack of a formal review process that includes multiple levels of review as well as timely review of accounts and reconciliations leading to material post-closing adjustments.

In light of the material weakness described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. The Company plans to implement multi-level review in 2026, and management intends to work internally and with various third-parties to ensure we have the proper controls in place going forward.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of prior, current, and pending litigation of material significance to the Company, please see Note 10, Legal Proceedings, of this Form 10–Q.

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

SELECTIS HEALTH, INC

Date: May 22, 2026	By:	/s/ Krystal Eckhart
Krystal Eckhart, Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2026	By:	/s/ Krystal Eckhart
Krystal Eckhart, Interim Chief Financial Officer
(Principal Financial Officer)

