Form 10-Q
period 2026-06-30
SELECTIS HEALTH, INC.
filed 2026-08-24
CIK 727346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☒ No ☐

As of August 21, 2026, the Registrant had 3,067,059 shares of its Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(As Revised)
ASSETS
Current Assets:
Cash and cash equivalents	$7,733,684	$1,011,632
Accounts receivable, net	1,424,755	2,277,235
Other receivable	542,379	123,135
Prepaid expenses and other assets	179,499	149,824
Escrow receivable	2,095,000	-
Assets held for sale	-	4,021,156
Total current assets	11,975,317	7,582,982

Long Term Assets:
Restricted cash	200,868	842,061
Escrow receivable	785,000	-
Property and equipment, net	18,109,777	23,076,042
Goodwill	379,479	1,076,908
Total Assets	$31,450,441	$32,577,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued liabilities	5,859,257	6,290,014
Dividends payable	104,600	89,600
Short term debt	-	775,000
Current portion of long-term debt, net of discount of $6,544 and $6,544, respectively	5,386,507	10,938,102
Lines of credit	-	325,192
Liabilities held for sale, net of discount of $0 and $231,196, respectively	-	6,131,518
Other current liabilities	401,000	1,126,000
Total Current Liabilities	11,751,364	25,675,426

Long-term debt, net of discount of $194,189 and $197,459, respectively	11,612,575	13,407,805
Lease security deposit	113,300	106,300
Total Liabilities	23,477,239	39,189,531

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred Series D - 8% cumulative, convertible, $1.00 stated value, non-voting; 1,000,000 shares authorized, 375,000 issued, and 325,000 and 375,000 shares outstanding as of June 30, 2026 and December 31, 2025	325,000	375,000
Common Stock - $0.05 par value; 1,000,000,000 shares authorized, 3,067,059 shares issued and outstanding at June 30, 2026 and December 31, 2025	153,352	153,352
Additional paid-in capital	14,104,998	14,104,998
Accumulated deficit	(6,610,148)	(21,244,888)
Total Stockholders’ Equity (Deficit)	7,973,202	(6,611,538)
Total Liabilities and Stockholders’ Equity (Deficit)	$31,450,441	$32,577,993

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Healthcare revenue	$4,618,665	$10,441,244	$11,799,826	$20,928,183
Management fee revenue	108,334	-	215,775	-
Total Revenue	4,726,999	10,441,244	12,015,601	20,928,183
Expenses
Property taxes, insurance and other operating	4,132,334	8,156,177	10,200,377	16,237,146
General and administrative	2,103,004	2,236,266	4,232,488	4,601,354
Provision for credit losses	363,538	136,348	383,895	235,956
Depreciation	229,471	362,742	562,682	725,762
Total Expenses	6,828,347	10,891,533	15,379,442	21,800,218
Loss from Operations	(2,101,348)	(450,289)	(3,363,841)	(872,035)
Other income (expense)
Interest expense, net	(212,611)	(225,991)	(1,136,395)	(768,658)
Income from employee retention credits	-	326,500	-	326,500
Gain on sale of an asset	10,150,510	-	19,046,819	-
Other income	758,230	41,753	984,315	350,197
Total other income (expense)	10,696,129	142,262	18,894,739	(91,961)
Income (loss) before income taxes	8,594,781	(308,027)	15,530,898	(963,996)
Provision for income taxes	471,423	-	881,158	-
Net income (loss)	8,123,358	(308,027)	14,649,740	(963,996)
Series D preferred dividends	(7,500)	(7,500)	(15,000)	(22,500)
Net income (loss) attributable to common stockholders	$8,115,858	$(315,527)	$14,634,740	$(986,496)
Per Share Data:
Net income (loss) per share attributable to common stockholders: Basic	$2.65	$(0.10)	$4.77	$(0.32)
Net income (loss) per share attributable to common stockholders: Diluted	$2.35	$(0.10)	$4.24	$(0.32)
Weighted Average Common Shares Outstanding: Basic	3,067,059	3,067,059	3,067,059	3,067,059
Weighted Average Common Shares Outstanding: Diluted	3,454,769	3,067,059	3,454,769	3,067,059

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended June 30, 2026

	Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc. Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, March 31, 2026	325,000	$325,000	3,067,059	$153,352	$14,104,998	$(14,726,006)	$(142,656)
Series D Preferred Dividends	-	-	-	-	-	(7,500)	(7,500)
Net income	-	-	-	-	-	8,123,358	8,123,358

Balance, June 30, 2026	325,000	$325,000	3,067,059	$153,352	$14,104,998	$(6,610,148)	$7,973,202

For the Three Months Ended June 30, 2025

	Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc. Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit

Balance, March 31, 2025	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,862,605)	$(6,482,225)
Series D Preferred Dividends	-	-	-	-	-	(7,500)	(7,500)
Net loss	-	-	-	-	-	(308,027)	(308,027)
Balance, June 30, 2025	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(21,178,132)	$(6,797,752)

For the Six Months Ended June 30, 2026

	Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc. Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2025	375,000	$375,000	3,067,059	$153,352	$14,104,998	$(21,244,888)	$(6,611,538)
Series D Preferred Dividends	-	-	-	-	-	(15,000)	(15,000)
Repurchase of preferred stock	(50,000)	(50,000)	-	-	-	-	(50,000)
Net income	-	-	-	-	-	14,649,740	14,649,740

Balance, June 30, 2026	325,000	$325,000	3,067,059	$153,352	$14,104,998	$(6,610,148)	$7,973,202

For the Six Months Ended June 30, 2025

	Series D Preferred Stock		Common Stock		Additional		Selectis Health, Inc.
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2024	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(20,191,636)	$(5,811,256)
Series D Preferred Dividends	-	-	-	-	-	(22,500)	(22,500)
Net Loss	-	-	-	-	-	(963,996)	(963,996)
Balance, June 30, 2025	375,000	$375,000	3,067,059	$153,352	$13,852,028	$(21,178,132)	$(6,797,752)

See accompanying notes to unaudited condensed consolidated financial statements.

SELECTIS HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$14,649,740	$(963,996)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	562,682	725,762
Amortization of deferred loan costs and debt discount	234,467	8,368
Provision for credit losses	383,895	235,956
Gain on sale of an asset	(19,046,819)	-
Changes in operating assets and liabilities:
Accounts and rents receivable	468,585	(661,404)
Prepaid expenses and other assets	(448,919)	(168,397)
Accounts payable and accrued liabilities	(411,037)	1,375,843
Lease security deposits	7,000	5,900
Other current liabilities	(725,000)	400,000
Cash (used in) provided by operating activities	(4,325,406)	958,032

Cash flows from investing activities:
Proceeds from sale of assets held for sale, net	14,131,043	-
Cash paid for property and equipment	(408,798)	(382,755)
Cash provided by (used in) investing activities	13,722,245	(382,755)

Cash Flows from financing activities:
Proceeds from debt, non-related party	-	50,000
Payments on debt, related party	(775,000)	-
Payments on debt, non-related party	(2,165,788)	(593,863)
Proceeds from line of credit	-	13,258
Payment on line of credit	(325,192)	(104,715)
Repurchase of preferred stock	(50,000)	-
Cash used in financing activities	(3,315,980)	(635,320)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,080,859	(60,043)
Cash, cash equivalents and restricted cash at beginning of the period	1,853,693	1,391,966
Cash, cash equivalents and restricted cash at end of the period	$7,934,552	$1,331,923

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$650,007	$844,770

Cash and cash equivalents	$7,733,684	$559,983
Restricted cash	$200,868	$771,940
Total Cash, Cash Equivalents and Restricted Cash	$7,934,552	$1,331,923

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared on Series D Preferred Stock	$15,000	$22,500
Assumption of debt related party from a non-related party	$-	$25,000
Payoff of mortgages funded at closing	$10,969,967	$-
Escrow receivable funded at closing	$2,880,000	$-
Closing costs, prepayment penalties and other adjustments funded at closing	$893,990	$-

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

For the six months ended June 30, 2026, the Company had net income of $14.6 million, accumulated deficit of $6.6 million and net working capital of $0.2 million. As a result of the Company’s historical losses and projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plan over the next twelve months to improve the Company’s liquidity and profitability, which includes, without limitation:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the entire year. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator for basic earnings per share:
Net Income (Loss) Attributable to Selectis Health, Inc.	$8,123,358	$(308,027)	$14,649,740	$(963,996)
Series D Preferred Dividends	(7,500)	(7,500)	(15,000)	(22,500)
Net Income (Loss) Attributable to Common Stockholders – Basic	$8,115,858	$(315,527)	$14,634,740	$(986,496)

Denominator for basic earnings per share:
Weighted Average Common Shares Outstanding - Basic	3,067,059	3,067,059	3,067,059	3,067,059
Weighted Average Common Shares Outstanding - Diluted	3,454,769	3,067,059	3,454,769	3,067,059

Net Income (Loss) per Share Attributable to Common Stockholders:
Basic	$2.65	$(0.10)	$4.77	$(0.32)
Diluted	$2.35	$(0.10)	$4.24	$(0.32)

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

3. REVISION OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision of Previously Issued Financial Statements

In connection with the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2026, the Company’s management identified immaterial errors within our previously issued audited consolidated financial statements as of and for the year ended December 31, 2025 and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026. The immaterial errors resulted in: (i) an $0.4 million overstatement of equity and corresponding $0.4 million understatement of other current liabilities as of December 31, 2025 and March 31, 2026.

The Company evaluated the materiality of the errors and concluded the errors were not material to the year ended December 31, 2025 and the three months ended March 31, 2026. Financial information as of December 31, 2025 and for the year ended December 31, 2025 and as of and for the three months ended March 31, 2026 has been revised in this report to correct the errors. The revisions did not impact previously reported revenue, net income (loss), earnings per share, cash flows, or total assets. The following table presents a reconciliation of our unaudited condensed consolidated financial information as originally reported to the revised amounts as of December 31, 2025 and for the year ended December 31, 2025 and as of and for the three months ended March 31, 2026:

Consolidated Balance Sheet

	As of December 31, 2025
	As Previously Reported	Adjustment	As Revised
Other current liabilities	$725,000	$401,000	$1,126,000
Total Liabilities	38,788,531	401,000	39,189,531
Series A Preferred Stock	401,000	(401,000)	-
Total Equity (Deficit)	(6,210,538)	(401,000)	(6,611,538)

Condensed Consolidated Balance Sheet

	As of March 31, 2026
	As Previously Reported	Adjustment	As Revised
Other current liabilities	$-	$401,000	$401,000
Total Liabilities	29,753,846	401,000	30,154,846
Series A Preferred Stock	401,000	(401,000)	-
Total Equity (Deficit)	258,344	(401,000)	(142,656)

4. PROPERTY AND EQUIPMENT, NET

The gross carrying amount and accumulated depreciation of the Company’s property and equipment as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Land	$1,228,250	$1,298,250
Land Improvements	87,055	287,055
Buildings and Improvements	26,078,787	33,014,691
Furniture, Fixtures and Equipment	1,184,010	2,321,737
	28,578,102	36,921,733

Less: Accumulated Depreciation	(10,468,325)	(13,845,691)

	$18,109,777	$23,076,042

As of June 30, 2026 and December 31, 2025, $0 and $4,021,156 of property and equipment, net was classified as assets held for sale on the consolidated Balance Sheets and are attributable to two Georgia facilities sold in January 2026 (see Note 9).

	For the Three Months Ended June 30,
	2026	2025

Depreciation Expense	$229,471	$362,742

	For the Six Months Ended June 30,
	2026	2025

Depreciation Expense	$562,682	$725,762

5. DEBT AND DEBT - RELATED PARTIES

The following is a summary of the Company’s debt outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Senior Secured Promissory Notes	$431,772	$1,591,238
Senior Secured Promissory Notes - Related Parties	-	775,000
Fixed-Rate Mortgage Loans	12,406,293	24,258,870
Variable-Rate Mortgage Loans	4,361,750	4,485,462
Line of Credit	-	325,192
	17,199,815	31,435,762
Unamortized Discount and Debt Issuance Costs	(200,733)	(435,200)

	$16,999,082	$31,000,562
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$5,386,507	$10,938,102
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	-	5,554,463
Short Term Debt – Related Parties, Net	-	775,000
Line of Credit - Current	-	325,192
Long-Term Debt	11,612,575	13,407,805
	$16,999,082	$31,000,562

(1)	$0 and $5,554,463 is classified within Liabilities held for sale within the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, which is the short-term classified debt attributable to our two Georgia facilities sold in January 2026 (See Note 9).

The weighted average interest rate and term of our fixed rate debt are 4.16% and 17.82 years, respectively, as of June 30, 2026. The weighted average interest rate and term of our variable rate debt are 8.35% and 11.64 years, respectively, as of June 30, 2026.

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

During the six months ended June 30, 2026 the Company paid off $775,000 attributed to the related party senior secured notes and $1,050,000 attributed to the non-related party senior secured notes.

Mortgage Loans and Lines of Credit Secured by Real Estate

Mortgage loans and other debts such as line of credit here are collateralized by all assets of each nursing home property and an assignment of its rents. Collateral for certain mortgage loans includes the personal guarantee of Christopher Brogdon, formerly but no longer a related party, or corporate guarantees. Mortgage loans for the periods presented consisted of the following:

	Number of	Total Face	Total Principal Outstanding as of
State	Properties	Amount	June 30, 2026	December 31, 2025
Arkansas(1)	1	$5,000,000	$3,463,988	$3,571,114
Georgia(2)	0	$6,689,214	$-	$10,924,875
Ohio(3)	1	$3,000,000	$2,399,490	$2,439,636
Oklahoma(4)	6	$13,181,325	$10,904,565	$11,808,708
	8	$27,870,539	$16,768,043	$28,744,333

(1)	The mortgage loan collateralized by this property is 80% guaranteed by the USDA and requires an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year. Guarantors under the mortgage loan include Christopher Brogdon. Mr. Brogdon has assumed operations of the facility and is making payments of principal and interest on the loan on our behalf in lieu of paying rent on the facility to us, until a formal lease can be put in place. During the six months ended June 30, 2026 and 2025, the Company recognized other income of $107,328 and $43,103, respectively for repayments on the loan.

(2)	The Company had refinanced two of its mortgages that would have matured in June and October of 2021 amounting to $2,961,167 and $3,289,595, and extended their maturity dates to May 2024 for both. The Company entered into forbearance agreements that extended the maturity dates of the loans to December 31, 2025. Upon reaching maturity, both loans were in default and were therefore classified as current portion of long-term debt. Both loans were fully guaranteed by the Company. The loans were subsequently refinanced in February 2026 in the amounts of $2,710,624 and $2,473,684, with a new maturity date of June 17, 2027. The Company sold two of the facilities in January 2026 resulting in the repayment of $5,785,659 of outstanding principal. The Company sold an additional two of the facilities in May 2026 resulting in the repayment of $5,184,308 of outstanding principal at the time of repayment.

(3)	The Company refinanced its mortgage that would have matured in May of 2022 amounting to $3,000,000 and extend its maturity date to October 2027.

(4)	The Company refinanced three mortgages in July 2021, that would have matured in June and July of 2021 amounting to $2,065,969 and $750,000, $500,000, to extend their maturity dates to June 2027. Additionally, the Company has refinanced the primary mortgage at the Southern Hills Campus, for 35 years at 2.38% with a maturity date of October 1, 2056.

Corporate and Other Debt

The Company’s corporate debt as of June 30, 2026 and December 31, 2025 includes unsecured notes and notes secured by all assets of the Company not serving as collateral for other notes.

		Total Principal Outstanding as of		Stated
Series	Face Amount	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Senior Secured Promissory Notes	$1,255,000	$-	$1,050,000	13% Fixed	February 28, 2026
Promissory Note – Southern Bank	545,952	431,772	541,238	7.25% Fixed	December 12, 2030
Senior Secured Promissory Notes – Related Party	775,000	-	775,000	13% Fixed	February 28, 2026
	$2,575,952	$431,772	$2,366,238

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

As of June 30, 2026 and December 31, 2025, the balance outstanding on the Commercial Line of Credits is $0 and $325,192 and the amount available is approximately $750,000 and $425,000, respectively.

Amortization of Debt Discount

Amortization expense for debt issuance costs and debt discounts totaled $1,636 and $4,184 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for debt issuance costs and debt discounts totaled $3,272 and $8,368 for the six months ended June 30, 2026 and 2025, respectively. As a result of the two facilities sold in Georgia, the Company expensed the unamortized loan costs associated with the debt in the amount of $231,196.

Future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year Ending December 31
2026 (remaining six months)	$3,544,801
2027	3,011,068
2028	456,873
2029	472,334
2030	483,699
Thereafter	9,231,040

Total (without debt discount)	$17,199,815

6. STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2026 and December 31, 2025, the Company had 325,000 and 375,000 shares of Series D Preferred Stock outstanding. During the six months ended June 30, 2026 the Company repurchased 50,000 shares of preferred stock for $50,000.

For the three months ended June 30, 2026, and 2025, the Company declared $7,500 and $7,500 in preferred dividends, respectively. For the six months ended June 30, 2026, and 2025, the Company declared $15,000 and $22,500 in preferred dividends, respectively.

Common Stock

The Company’s Board of Directors has authorized 800,000,000 shares of $0.05 par value, Class A Common Stock and 200,000,000 shares of $0.05 par value, Class B Common Stock. As of June 30, 2026 and December 31, 2025, the Company has 3,067,059 shares of common stock outstanding.

Common Stock Warrants

As of June 30, 2026 and December 31, 2025, the Company had 177,500 of outstanding warrants to purchase common stock at $2.25 and a weighted average remaining term of 1.50 years and 2.0 years, respectively. The aggregate intrinsic value of common stock warrants outstanding as of June 30, 2026 and December 31, 2025 was $525,400 and $0, respectively.

Activity for the three months ended June 30, 2026, related to common stock warrants is as follows:

	June 30, 2026
	Number of	Weighted Average
	Warrants	Exercise Price

January 1, 2026 Balance	177,500	$2.25
Exercised	-	-
Expired	-	-

June 30, 2026 Balance	177,500	$2.25

7. GOODWILL

Goodwill is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the six months ended June 30, 2026 and 2025, the Company recorded no impairment of Goodwill.

Following is a summary of goodwill as of June 30, 2026 and December 31, 2025:

Balance, December 31, 2025	$1,076,908
Additions	-
Dispositions	(697,429)
Balance, June 30, 2026	$379,479

8. SALE OF ASSETS

May 2026 Sale of Assets

On March 5, 2026, the Company entered into a letter of intent to sell certain wholly-owned subsidiaries Global Abbeville Property, LLC and Dodge NH, LLC, each a Georgia limited liability company (each a “Seller”) to execute and deliver a definitive Purchase and Sale Agreement (“March 2026 PSA”) with two newly formed entities: Abbeville Crossing Propco of Journey LLC and Eastman Trails Propco of Journey LLC, each a Georgia limited liability company (each a “Purchaser”); pursuant to which each Seller agreed to sell substantially all of the real and personal property owned by each, namely the skilled nursing facilities for $15.7 million. The sale occurred in May 2026.

During the six months ended June 30, 2026, the Company reclassified $5.5 million of long lived assets and goodwill and $5.2 million of debt attributed to the March 2026 PSA related to the sale of the Company’s two additional Georgia facilities. The Company measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell.

On May 1, 2026 the Company sold the two Georgia facilities for gross proceeds of $15.7 million and recognized a gain on sale of assets of $10.2 million.

A summary of the sale is as follows:

Description	Amount
Cash	$8,729,912
Escrow Receivable	1,570,000
Notes Payable	5,252,964
G&A Closing Costs	147,124

Sale Total	$15,700,000

As part of the sale of the properties, the Company recorded a gain on the sale of the properties. A summary of the gain is as follows:

Description	Amount
Cash	$8,729,912
Escrow Receivable	1,570,000
Notes Payable	5,252,964
Closing expenses and adjustments	107,444
Land & Buildings	(4,812,381)
Goodwill	(697,429)

Total Gain on Sale	$10,150,510

9. SALE OF ATL/WARR AND PROVIDENCE HR

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

The following table sets forth the assets held for sale at December 31, 2025 relating to the sale of the two Georgia facilities which closed in January 2026:

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

The Company’s effective tax rate was an expense of 5.67% and none for the three months ended June 30, 2026 and 2025, respectively, and an expense of 5.48% and none for the six months ended June 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets.

Income tax expense was $471,423 and $881,158 for the three and six months ended June 30, 2026, respectively. There was no income tax expense recorded for the three and six months ended June 30, 2025. The Company’s income tax expense for the three and six months ended June 30, 2026 was primarily attributable to the gain on sale recognized during the period attributed to the sale of four of our Georgia facilities along with a reversal of the Company’s valuation allowance. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

11. LEGAL PROCEEDINGS

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

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

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

Merger Agreement

On June 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Black Pearl Equities II, LLC, a New York limited liability company (“Purchaser”), and Tortuga Acquisition Sub, Inc., a Utah corporation and a wholly owned subsidiary of Purchaser (“Merger Sub”), pursuant to which, among other things, Purchaser has agreed to cause Merger Sub to make a cash tender offer (the “Offer”) to purchase any and all of the outstanding shares of the Company’s common stock, par value $0.05 per share (the “Shares”), at a purchase price of $5.75 per Share in cash (the “Offer Price”). Black Pearl Equities, LLC, a New York limited liability company, is the sole member of Purchaser (“Parent”).

Merger Sub’s obligation to accept for payment and pay for Shares pursuant to the Offer is subject to various conditions, including (a) a nonwaivable condition (the “Minimum Tender Condition”) that there be validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares that, when added to the Shares, if any, already owned by Parent and its subsidiaries, would represent at least seventy percent (70%) of all then outstanding Shares, (b) Shares held by stockholders that have properly exercised appraisal rights under Utah law shall not have exceeded fifteen percent (15%) of the Shares outstanding immediately prior to the Acceptance Time (as defined in the Merger Agreement), (c) the Company shall have demonstrated to the reasonable satisfaction of Purchaser that the aggregate unrestricted cash held by the Company and its subsidiaries is at least $6,800,000 (excluding amounts held in escrow, which amounts held in escrow shall not be less than $2,880,000), (d) the Company shall have demonstrated to the reasonable satisfaction of Purchaser that the Company and its subsidiaries have good, valid and marketable fee simple title to all of their owned real property, free and clear of all liens other than specified permitted encumbrances, (e) the Required OK Approvals (as defined in the Merger Agreement) shall have been obtained, and (f) other customary conditions. There is no financing condition to the obligations to consummate the Offer.

The Merger Agreement further provides that upon the terms and subject to the conditions set forth therein, following completion of the Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Purchaser (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company has granted to Merger Sub an irrevocable option (the “Top-Up Option”) to purchase up to that number of newly-issued Shares that, when added to the number of Shares held by Purchaser and its affiliates, would constitute one Share more than ninety percent (90%) of the total outstanding Shares. Accordingly, the Merger will be governed by Section 16-10a-1104 of the Utah Revised Business Corporation Act (the “Utah Code”), with no vote of the Company’s stockholders required to consummate the Merger. In the Merger, each outstanding Share (other than Shares held by the Company or any of its subsidiaries, Purchaser or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Utah law), will be converted into the right to receive cash in an amount equal to the Offer Price, without interest.

The board of directors of the Company (the “Company Board”) has unanimously (a) determined and declared that the Merger Agreement and the transactions contemplated by the Merger Agreement (including the Offer and the Merger) are, on the terms and subject to the conditions set forth in the Merger Agreement, advisable and in the best interests of and are fair to the Company and its stockholders, (b) approved, adopted and authorized in all respects the Merger Agreement and the transactions contemplated by the Merger Agreement (including the Offer and the Merger), (c) recommended that the stockholders of the Company accept the Offer and tender their Shares pursuant to the Offer, and (d) resolved that the Merger shall be effected under Section 16-10a-1104 of the Utah Code and that the Merger shall be consummated as soon as practicable following the acceptance of Shares for payment pursuant to the Offer.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Purchaser and Merger Sub, including, among other things, a covenant of the Company not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Company Board to exercise its fiduciary duties. The Merger Agreement may be terminated under certain circumstances, including in connection with superior proposals as set forth therein. If the Company terminates the Merger Agreement to enter into an agreement for a superior proposal and in other specified circumstances, the Company would be required to pay Purchaser a $400,000 termination fee. If Purchaser fails to consummate the transaction under specified circumstances in which it is required to do so, then Purchaser would be required to pay to the Company a $400,000 termination fee.

Preferred Stock

Subsequent to June 30, 2026, the Company discovered that there had been a technical defect under Utah state law in connection with its issuance of shares of Series A Convertible Preferred Stock which occurred many years ago. The effect of that defect has rendered that preferred stock issuance invalid. The Board has determined that the impact of that invalidation on the Company’s financial statements, in the aggregate, was not material.

Effective August 10, 2026, the Company redeemed all remaining outstanding shares of Series D Convertible Preferred stock at a redemption price equal to their Stated Value plus accrued and unpaid dividends.

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

Properties

As of June 30, 2026, we owned eight (8) long-term care facilities including a campus of three buildings in Tulsa, OK. The following table provides summary information regarding these facilities at June 30, 2026:

				Total Square Feet		# of Beds
State	Properties	Operations	Leased Operations	Operating Square Feet	Leased Square Feet	Operating Beds	Leased Beds
Arkansas	1	-	1	-	40,737	-	141
Ohio	1	-	-	27,500	-	99	-
Oklahoma	6	5	-	162,976	-	412	-
Total	8	5	1	190,476	40,737	511	141

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

Effective March 5, 2026, the Company executed two Purchase and Sale Agreements, and corresponding Operations Transfer Agreements, pursuant to which the Company agreed to sell to an unrelated third party, the Company’s remaining two (2) skilled nursing facilities in the State of Georgia: Glen Eagle and Eastman. This transaction closed in May 2026, therefore the Company would no longer owns any healthcare facilities in the State of Georgia.

RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025

Revenue
Healthcare revenue	$4,618,665	$10,441,244
Management fee revenue	108,334	-
Total Revenue	4,726,999	10,441,244
Expenses
Property taxes, insurance and other operating	4,132,334	8,156,177
General and administrative	2,103,004	2,236,266
Provision for credit losses	363,538	136,348
Depreciation	229,471	362,742
Total Expenses	6,828,347	10,891,533
Loss from Operations	(2,101,348)	(450,289)
Other income (expense)
Interest expense, net	(212,611)	(225,991)
Income from employee retention credits	-	326,500
Gain on sale of assets	10,150,510	-
Other income	758,230	41,753
Total other (income) expense	10,696,129	142,262
Income (loss) before income taxes	8,594,781	(308,027)
Provision for income taxes	471,423	-
Net income (loss)	$8,123,358	$(308,027)

Revenues

Healthcare Revenue

Healthcare revenue for the three months ended June 30, 2026 was $4,618,665, compared to $10,441,244 for the three months ended June 30, 2025, a decrease of $5,822,579 or 56%. Healthcare revenues decreased due to the sale of four of our Georgia facilities in January and May 2026.

Management Fee Revenue

Management fee revenue for the three months ended June 30, 2026 was $108,334 compared to $0 for the three months ended June 30, 2025, an increase of $108,334 or 100%. Management fee revenues increased due to the start of a management fee arrangement in November 2025.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $4,132,334 for the three months ended June 30, 2026, compared to $8,156,177 for the three months ended June 30, 2025, a decrease of $4,023,843 or 49%. This decrease can be attributed to lower operating cost due to the sale of our four Georgia facilities.

General and Administrative

General and administrative expenses was $2,103,004 for the three months ended June 30, 2026, compared to $2,236,266 for the three months ended June 30, 2025, a decrease of $133,262 or 6%. The decrease can be attributed to a decrease in salary and benefits expense.

Provision for Credit Losses

Provision for credit losses was $363,538 for the three months ended June 30, 2026, compared to $136,348 for the three months ended June 30, 2025, an increase of $227,190 or 167%. The change can be attributed to the write off receivables primarily due to the sale of four of our facilities.

Depreciation

Depreciation expense was $229,471 for the three months ended June 30, 2026, compared to $362,742 for the three months ended June 30, 2025, a decrease of $133,271 or 37%. This decrease is related to an increase in fully depreciated assets along with assets sold in 2026 attributed to our four Georgia facilities as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $212,611 for the three months ended June 30, 2026, compared to $225,991 for the three months ended June 30, 2025, a decrease of $13,380 or 6%. The decrease was due the payoff of debt as a result of the sale of our four Georgia facilities during 2026.

Income from Employee Retention Credit

Income from Employee Retention Credit was $0 for the three months ended June 30, 2026, compared to $326,500 for the three months ended June 30, 2025, a decrease of $326,500 or 100%. The decrease was due to the Company collecting previous claims made to obtain the credit.

Gain on Sale of Asset

Gain on sale of asset was income of $10,150,510 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The increase was the result of the gain recognized due to the completion of the sale of our two Georgia facilities.

Other Income

Other income was $758,230 for the three months ended June 30, 2026, compared to $41,753 for the three months ended June 30, 2025, an increase of $716,477 or 1,716%. The increase was primarily attributable to state credits recognized by the Company from the states of Georgia and Oklahoma.

Provision for income taxes

Income tax expense was $471,423 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. Income tax expense was the result of the gain recognized due to the completion of the sale of our two Georgia facilities and the reversal of our valuation allowance.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025

Revenue
Healthcare revenue	$11,799,826	$20,928,183
Management fee revenue	215,775	-
Total Revenue	12,015,601	20,928,183
Expenses
Property taxes, insurance and other operating	10,200,377	16,237,146
General and administrative	4,232,488	4,601,354
Provision for credit losses	383,895	235,956
Depreciation	562,682	725,762
Total Expenses	15,379,442	21,800,218
Loss from Operations	(3,363,841)	(872,035)
Other income (expense)
Interest expense, net	(1,136,395)	(768,658)
Income from employee retention credits	-	326,500
Gain on sale of assets	19,046,819	-
Other income	984,315	350,197
Total other (income) expense	18,894,739	(91,961)
Income (loss) before income taxes	15,530,898	(963,996)
Provision for income taxes	881,158	-
Net income (loss)	$14,649,740	$(963,996)

Revenues

Healthcare Revenue

Healthcare revenue for the six months ended June 30, 2026 was $11,799,826, compared to $20,928,183 for the six months ended June 30, 2025, a decrease of $9,128,357 or 44%. Healthcare revenues decreased due to the sale of four of our Georgia facilities during 2026.

Management Fee Revenue

Management fee revenue for the six months ended June 30, 2026 was $215,775 compared to $0 for the six months ended June 30, 2025, an increase of $215,775 or 100%. Management fee revenues increased due to the start of a management fee arrangement in November 2025.

Operating Expenses

Property Taxes, Insurance, and Other Operating

Property taxes, insurance, and other operating expenses was $10,200,377 for the six months ended June 30, 2026, compared to $16,237,146 for the six months ended June 30, 2025, a decrease of $6,036,769 or 37%. This decrease can be attributed to lower operating cost due to the sale of our four Georgia facilities.

General and Administrative

General and administrative expenses was $4,232,488 for the six months ended June 30, 2026, compared to $4,601,354 for the six months ended June 30, 2025, a decrease of $368,866 or 8%. The decrease can be attributed to a decrease in salary and benefits expense.

Provision for Credit Losses

Provision for credit losses was $383,895 for the six months ended June 30, 2026, compared to $235,956 for the six months ended June 30, 2025, an increase of $147,939 or 63%. The change can be attributed to write offs on receivables attributed to the sale of our four Georgia facilities.

Depreciation

Depreciation expense was $562,682 for the six months ended June 30, 2026, compared to $725,762 for the six months ended June 30, 2025, a decrease of $163,080 or 22%. This decrease is related to an increase in fully depreciated assets along with assets sold at our four Georgia facilities as compared to the same period in the prior year.

Other Income (Expense)

Interest Expense, Net

Interest expense, net was $1,136,395 for the six months ended June 30, 2026, compared to $768,658 for the six months ended June 30, 2025, an increase of $367,737 or 48%. The increase was due to a prepayment premium and fees associated with mortgage payoffs being recorded within interest expense as well as higher interest rates were used in 2026.

Income from Employee Retention Credit

Income from Employee Retention Credit was $0 for the six months ended June 30, 2026, compared to $326,500 for the six months ended June 30, 2025, a decrease of $326,500 or 100%. The decrease was due to the Company collecting previous claims made to obtain the credit.

Gain on Sale of Asset

Gain on sale of asset was income of $19,046,819 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. The increase was the result of the gain recognized due to the completion of the sale of our four Georgia facilities.

Other Income

Other income was $984,315 for the six months ended June 30, 2026, compared to $350,197 for the six months ended June 30, 2025, an increase of $634,118 or 181%. The increase was primarily attributable to state credits recognized by the Company from the states of Georgia and Oklahoma.

Provision for income taxes

Income tax expense was $881,158 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. Income tax expense was the result of the gain recognized due to the completion of the sale of our four Georgia facilities and the reversal of our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon sales of debt and equity securities to meet cash demands generated by our acquisition activities.

At June 30, 2026, the Company had cash of $7.7 million and restricted cash of $0.2 million. Our restricted cash is to be expended on repairs and capital expenditures associated with Warrenton Health and Rehab facilities and decreased from December 31, 2025 as a result of the sale of four of our Georgia facilities. Our liquidity is expected to increase from potential equity and debt offerings and decrease as net offering proceeds are expended in connection with our various property improvement projects. Our continuing short-term liquidity requirements consisting primarily of operating expenses and debt service requirements, excluding balloon payments at maturity, are expected to be achieved from healthcare operations, rental revenues received, and existing cash on hand.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $1.0 million for the year ended December 31, 2025 and had a working capital of $0.2 million as of June 30, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Sources of Liquidity

The Company’s current sources of liquidity include the sale of its properties. During the six months ended June 30, 2026 the Company received gross proceeds of $13.2 million as a result of the sale of two of our Georgia Facilities. In addition, on May 1, 2026, the Company received gross proceeds of $15.7 million as a result of the sale of an additional two of our Georgia Facilities.

As of June 30, 2026 and December 31, 2025, our debt balances consisted of the following:

	June 30, 2026	December 31, 2025

Senior Secured Promissory Notes	$431,772	$1,591,238
Senior Secured Promissory Notes - Related Parties	-	775,000
Fixed-Rate Mortgage Loans	12,406,293	24,258,870
Variable-Rate Mortgage Loans	4,361,750	4,485,462
Line of Credit	-	325,192
	17,199,815	31,435,762
Unamortized Discount and Debt Issuance Costs	(200,733)	(435,200)

	$16,999,082	$31,000,562
As presented in the Consolidated Balance Sheets:

Current Maturities of Long-Term Debt, Net	$5,386,507	$10,938,102
Current Maturities of Long-Term Debt, Net classified within liabilities held for sale (1)	-	5,554,463
Short Term Debt – Related Parties, Net	-	775,000
Line of Credit - Current	-	325,192
Long-Term Debt	11,612,575	13,407,805
	$16,999,082	$31,000,562

(1)	$0 and $5,554,463 is classified within Liabilities held for sale within the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, which is the short-term classified debt attributable to our two Georgia facilities sold in January 2026 (See Note 9).

The weighted average interest rate and term of our fixed rate debt are 4.16% and 17.82 years, respectively, as of June 30, 2026. The weighted average interest rate and term of our variable rate debt are 8.35% and 11.64 years, respectively, as of June 30, 2026.

The weighted average interest rate and term of our fixed rate debt are 6.21% and 13.76 years, respectively, as of December 31, 2025. The weighted average interest rate and term of our variable rate debt are 8.35% and 12.12 years, respectively, as of December 31, 2025.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(4,325,406)	$958,032
Net cash provided by (used in) investing activities	13,722,245	(382,755)
Net cash used in financing activities	(3,315,980)	(635,320)
Net change in cash and cash equivalents and restricted cash	$6,080,859	$(60,043)

Cash Flows (Used In) Provided By Operating Activities

Cash flows used in operating activities was $4,325,406 for the six months ended June 30, 2026, compared to cash provided $958,032 for the six months ended June 30, 2025. The decrease primarily resulted from our change in net income of $15,613,736 which was offset by changes in non-cash adjustments of $18,835,861 which was primarily attributed to the change in gain on sale of asset of $19,046,819 compared to the prior year. In addition, the Company noted a change in working capital accounts of $2,061,313 which was primarily attributed to a change in accounts payable of $2,483,132 compared to the prior year.

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $13,722,245 for the six months ended June 30, 2026, compared to cash used of $382,755 for the six months ended June 30, 2025. Cash provided by investing activities can be attributed to the proceeds received from the sale of our four Georgia facilities. The cash used in investing activities during the six months ended June 30, 2025 was attributed to purchases of property and equipment.

Cash Flows Used In Financing Activities

Cash used in financing activities was $3,315,980 for the six months ended June 30, 2026, compared to $635,320 for the six months ended June 30, 2025. The increase in cash used in finance activities can be attributed to repayments made on our line of credit, mortgages and senior secured notes.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Form 10-K for the year ended December 31, 2025 , management identified a material weakness in internal control over financial reporting, specifically as it relates to the lack of a formal review process that includes multiple levels of review as well as timely review of accounts and reconciliations leading to material post-closing adjustments. This material weakness was not remediated as of June 30, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified a technical defect under Utah state law related to the historical issuance of the Company’s Series A Convertible Preferred Stock. As a result, management determined that $401,000 previously classified within equity should be reported as a liability. This matter indicates a control deficiency related to the timely identification and evaluation of legal matters affecting the accounting classification and presentation of financing instruments. Management identified a material weakness in internal control over financial reporting relating complex equity transactions. This material weakness was not remediated as of June 30, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of prior, current, and pending litigation of material significance to the Company, please see Note 11, Legal Proceedings, of this Form 10–Q.

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

SELECTIS HEALTH, INC

Date: August 24, 2026	By:	/s/ Krystal Eckhart
Krystal Eckhart, Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2026	By:	/s/ Krystal Eckhart
Krystal Eckhart, Interim Chief Financial Officer
(Principal Financial Officer)

